Form 10-K
period 2016-12-31
WYNN RESORTS LTD
filed 2017-02-24
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates based on the closing price as reported on the NASDAQ Global Select Market on June 30, 2016 was approximately $7.18 billion.
As of February 15, 2017, 101,925,222 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Overview

Wynn Resorts, Limited ("Wynn Resorts," or together with its subsidiaries, "we" or the "Company"), led by Chairman and Chief Executive Officer, Stephen A. Wynn, is a leading developer, owner and operator of destination casino resorts (integrated resorts) that integrate hotel accommodations and a wide range of amenities, including fine dining outlets, premium retail offerings, distinctive entertainment theaters and large meeting complexes.

Wynn Resorts currently owns approximately 72% of Wynn Macau, Limited ("WML") and operates two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Macau and Wynn Palace. We also own 100% of and operate Wynn Las Vegas, an integrated resort in Las Vegas, Nevada, and are currently constructing Wynn Boston Harbor, an integrated resort in Everett Massachusetts, adjacent to Boston, which we expect to open in mid-2019.

We present the operating results of our three resorts in the following segments: Wynn Macau, Wynn Palace, and Las Vegas Operations. For more information on our segments, see Item 8—"Financial Statements and Supplementary Data," Note 18 "Segment Information."

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

Our Resorts

Macau Operations

We opened Wynn Macau on September 6, 2006, Encore, an expansion of Wynn Macau, on April 21, 2010, and Wynn Palace on August 22, 2016. We refer to Wynn Macau and Wynn Palace as our "Macau Operations." We operate our Macau Operations under a 20-year casino concession agreement granted by the Macau government in June 2002. We lease from the Macau government approximately 16 acres of land in downtown Macau's inner harbor where Wynn Macau is located and 51 acres of land in the Cotai area of Macau where Wynn Palace is located. See "Regulation and Licensing—Macau" for details on the casino concession agreement, and see "Item 2—Properties" for details on the land concession agreement.

Wynn Macau features the following as of February 15, 2017:

•	Approximately 284,000 square feet of casino space, offering 24-hour gaming and a full range of games with 303 table games and 957 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	Eight food and beverage outlets;

•	Approximately 57,000 square feet of high-end, brand-name retail space;

•	Approximately 31,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	A rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "prosperity tree" and "dragon of fortune" attractions.

Wynn Palace features the following as of February 15, 2017:

•	Approximately 420,000 square feet of casino space, offering 24-hour gaming and a full range of games with 304 table games and 996 slot machines, private gaming salons, sky casinos and a poker pit;

•	A luxury hotel with a total of 1,706 guest rooms, suites and villas;

•	10 food and beverage outlets;

•	Approximately 105,000 square feet of high-end, brand-name retail space;

•	Approximately 40,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including a gondola ride, health club, spa, salon and pool; and

•	Public attractions including a performance lake and floral art displays.

In response to our evaluation of our Macau Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to these resorts.

Las Vegas Operations

We opened Wynn Las Vegas on April 28, 2005 and opened Encore, an expansion of Wynn Las Vegas, on December 22, 2008. We also refer to Wynn Las Vegas as our "Las Vegas Operations." Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking and an office building, and approximately five acres adjacent to the golf course upon which an office building is located.

Wynn Las Vegas features the following as of February 15, 2017:

•
Approximately 189,000 square feet of casino space, offering 24-hour gaming and a full range of games with 234 table games and 1,907 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	33 food and beverage outlets;

•
Approximately 99,000 square feet of high-end, brand-name retail space (of which, effective December 28, 2016, approximately 88,000 square feet is owned and operated by a joint venture of which we own 50.1%);

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas, two full service spas and salons, and a wedding chapel; and

•	A specially designed theater presenting "Le Rêve-The Dream," a water-based theatrical production and a theater presenting entertainment productions and various headliner entertainment acts.

In December 2016, we formed a joint venture with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space and signed an agreement with Crown to form a joint venture to own and operate approximately 73,000 square feet of additional retail space that is currently under construction at Wynn Las Vegas. We expect to open the additional retail space in the first quarter of 2018. For more information on the joint venture, see Item 8—"Financial Statements and Supplementary Data," Note 3, "Retail Joint Venture."

In response to our evaluation of our Las Vegas Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort.

Construction and Development Opportunities

In November 2014, we were awarded a gaming license to develop and construct Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, located adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.4 billion. As of December 31, 2016, we have incurred approximately $466.8 million in total project costs. We expect to open Wynn Boston Harbor in mid-2019.

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

Wynn Resorts and its management team have a demonstrated track record in developing and operating successful integrated resort projects around the world. The senior executive team has an average of over 25 years of experience in the hotel and gaming industries. In addition, we have a design, development and construction subsidiary, in which senior management has significant experience across all major construction disciplines.

We aim to build appropriately scaled integrated resorts that attract a wide range of customer segments (including premium international customers) and generate strong financial results. We design and continually refresh our integrated resorts to create unique customer experiences across a wide range of gaming and non-gaming amenities. Our business is dependent upon repeat visitation from our guests. We believe superior customer experience and service is the best marketing strategy to attract and retain our customers. Human resources and staff training are essential to our strategy to ensure our employees are prepared to provide the luxury service that our guests expect.

Our integrated resorts are conceptualized, designed, built and operated in major metropolitan markets to service all customers with an emphasis on providing superior levels of premium customer service. In Las Vegas and Macau, we have been successful in attracting not only a wide range of domestic guests, but also extending our customer market areas into international markets. We leverage our international marketing team across branch offices located in five countries (Hong Kong SAR, Singapore, Japan, Taiwan and Canada) to attract international customers.

Reflecting our commitment to customer service globally, the Company has received the following recognition:

•	Collectively, Wynn Resorts earned more Five-Star awards than any other independent hotel company in the world in the official 2017 Forbes Travel Guide Star Rating list.

•	Wynn Macau continues to be the only resort in the world with eight Forbes Travel Guide Five-Star awards.

•	Wynn Resorts owns two of the largest Forbes Five-Star hotels in the United States: Wynn Tower Suites (Las Vegas) and Encore Tower Suites (Las Vegas).

•	Wynn Resorts was once again honored as the highest ranking casino resort on FORTUNE Magazine's 2017 World's Most Admired Companies list in the hotel, casino and resort category.

We plan to continue to seek out new opportunities to develop and operate integrated resorts, including related businesses, around the world. Overall, we believe Wynn Resorts has a demonstrated track record of developing integrated resorts that stimulate city- and region-wide economic activity, which we believe includes:

•	attracting a wide range of customers to the region, including high-net-worth international tourists;

•	driving international tourism for the region;

•	raising average hotel room rates in the region;

•	extending the average length of stay per visitor;

•	complementing existing convention and meeting business with five-star accommodations and appropriately scaled meeting amenities;

•	elevating service levels with the execution of five-star customer service; and

•	helping stimulate city-wide investment and employment.

Market and Competition

The casino resort industry is highly competitive. Both our Macau Operations and Las Vegas Operations compete with other high-quality casino resorts. Resorts located near our properties compete on the basis of the range of amenities, level of service, price, location, entertainment, themes and size, among other factors. We seek to differentiate our Macau and Las Vegas integrated resorts from other major resorts by delivering superior design and customer service.

Macau

Macau is governed as a special administrative region of China and is located approximately 37 miles southwest of, and approximately one hour away via ferry from, Hong Kong. Macau, which has been a casino destination for more than 50 years, consists principally of a peninsula on mainland China, with two neighboring islands, Taipa and Coloane, between which the Cotai area is located. In 2002, the government of Macau ended a 40-year monopoly on the conduct of gaming operations by conducting a competitive process that resulted in the issuance of gaming concessions to three concessionaires (including Wynn Resorts (Macau) S.A., ("Wynn Macau SA")) who in turn were permitted, subject to the approval of the government of Macau, to each grant one subconcession, resulting in a total of six gaming concessionaires and subconcessionaires. In addition to Wynn Macau SA, each of Sociedade de Jogos de Macau ("SJM") and Galaxy Entertainment Group Limited are primary concessionaires with Sands China Ltd., Melco Crown and MGM China Holdings Limited operating under subconcessions. There is no limit to the number of casinos each concessionaire or subconcessionaire is permitted to operate, but each facility is subject to government approval. Currently, there are 38 casinos operating in Macau.

We believe that the Macau region hosts one of the world's largest concentrations of potential gaming customers. Since the introduction of new casinos starting in 2004, the Macau market has experienced a significant increase in annual gaming revenue and has become the largest gaming market in the world. According to Macau Statistical Information, annual gaming revenues have grown from $2.9 billion in 2002 to $27.9 billion in 2016.

Macau's gaming market is primarily dependent on tourists. Gaming customers traveling to Macau typically come from nearby destinations in Asia. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, approximately 90% of the tourists who visited Macau in 2016 came from Hong Kong, mainland China or Taiwan. Travel to Macau by citizens of mainland China requires a visa.

In 2014, the Macau gaming market experienced its first year-over-year decline in annual gaming revenues since its liberalization in 2002, influenced by a downward trend in tourist arrivals. Government statistics show a slight increase in tourist arrivals in 2016 over 2015 of 0.8%, to 31.0 million tourists in 2016. Despite the slight increase in tourist arrivals in Macau, the decline in tourists' gaming activities has contributed to a further reduction in annual gaming revenues in Macau during 2016, as compared to 2015.

The Macau market has experienced tremendous growth in capacity since the opening of Wynn Macau in 2006. As of December 31, 2016, there were 36,300 hotel rooms, 6,287 table games and 13,826 slot machines in Macau, compared to 12,978 hotel rooms, 2,762 table games and 6,546 slot machines as of December 31, 2006. During 2016, we contributed to the new capacity in the market, with the opening of Wynn Palace in the Cotai area. Several of the current concessionaires and subconcessionaires also opened additional facilities during 2016 in the Cotai area or will open additional facilities during 2017 and 2018, which will further increase other gaming and non-gaming offerings in the Macau market.

Our Macau Operations face competition primarily from the 36 other casinos located throughout Macau in addition to casinos located throughout the world, including Singapore, Philippines, Malaysia, Australia, Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. If current efforts to legalize gaming in other Asian countries, such as Japan, are successful, our Macau Operations will face additional competition.

Las Vegas

Las Vegas is the largest gaming market in the United States.  Although Las Vegas Strip gaming revenues remained relatively flat at $6.4 billion for the year ended December 31, 2016, the economic environment in the gaming and hotel markets in Las Vegas continued to improve with increased visitation and hotel room demand.  During 2016, the average daily room rate increased 4.5% and visitation increased 1.5% to 42.9 million visitors compared to 2015. In addition, Las Vegas Strip resorts experienced 2016 year-over-year increases of 1.1% and 5.9% in occupancy and revenue per available room, respectively.

Wynn Las Vegas is located on the Las Vegas Strip and competes with other high-quality resorts and hotel casinos in Las Vegas. Wynn Las Vegas also competes, to some extent, with other casino resorts throughout the United States and elsewhere in the world.

Geographic Data

Geographic data is reported in Item 8—"Financial Statements and Supplementary Data," Note 18 "Segment Information." Additional financial data about our geographic operations is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Regulation and Licensing

Macau

General. As a casino concessionaire, Wynn Macau SA is subject to the regulatory control of the government of Macau. The government has adopted Laws and Administrative Regulations governing the operation of casinos in Macau. Only concessionaires or subconcessionaires are permitted to operate casinos. Subconcessions may be awarded subject to the approval of the Macau government and each concessionaire has issued one subconcession. Each concessionaire was required to enter into a concession agreement with the Macau government which, together with the Law and Administrative Regulations, form the framework for the regulation of the activities of the concessionaire.

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

Under Macau law, licensed gaming promoters must identify outside contractors who assist them in their promotion activities. These contractors are subject to approval of the Macau government. Changes in the management structure of business entity gaming promoters' licensees must be reported to the Macau government and any transfer or the encumbering of interests in such licensees is ineffective without prior government approval. To conduct gaming promotion activities, licensees must be registered with one or more concessionaires and must have written contracts with such concessionaires, copies of which must be submitted to the Macau government.

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

In late 2015, the Macau government implemented enhanced accounting and financial procedures and requirements to be followed by gaming promoters. These enhanced procedures require gaming promoters to disclose more detailed financial and accounting information to the DICJ, including the disclosure of certain financial information on a monthly basis. Gaming promoters also must identify and nominate senior financial or accounting representatives to be available to the DICJ for any follow-up matters the DICJ may require.

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

Owner and Operator Licensing Requirements. Our subsidiary, Wynn Las Vegas, LLC, the owner and operator of Wynn Las Vegas, has been approved by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee, which includes approval to conduct casino gaming operations, including a race book and sports pool, pari-mutuel wagering and the operation of gaming salons. These gaming licenses are not transferable.

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

Approval of Public Offerings. Wynn Resorts, Limited may not make a public offering (debt or equity) without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 17, 2016, the Nevada Gaming Commission granted Wynn Resorts, Limited prior approval, subject to certain conditions, to make public offerings for a period of three years (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by us that is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

Licenses for Conduct of Gaming and Sale of Alcoholic Beverages. Pursuant to the Gaming Act, the MGC may grant a gaming beverage license for the sale and distribution of alcoholic beverages for a gaming establishment. The division of gaming liquor enforcement of the Alcoholic Beverage Control Commission has the authority to enforce, regulate and control the distribution of alcoholic beverages in a gaming establishment. The MGC may revoke, suspend, refuse to renew or refuse to transfer a gaming beverage license for violations of the Gaming Act that pertain to the sale and distribution of alcohol consumed on the premises and the regulations adopted by the MGC. The MGC has adopted regulations for the issuance of gaming beverage licenses. These regulations and any changes in applicable laws, regulations and procedures could have significant negative effects on our future Massachusetts gaming operations and results of operations.

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

Employees

As of December 31, 2016, we had approximately 24,600 employees (including approximately 12,600 in Macau and 12,000 in the United States).

Our ten-year collective bargaining agreement with the Culinary and Bartenders Union, which covers approximately 5,600 employees at Wynn Las Vegas, expired by its terms in July 2015. An extension was in place until February 2017 when we entered into a new collective bargaining agreement, which expires July 2021. In November 2010, we entered into a ten-year collective bargaining agreement with the Transportation Workers Union, which covers approximately 430 of our table games dealers at Wynn Las Vegas.  Certain other unions may seek to organize the workers of our resorts.

Intellectual Property

Among our most important marks are our trademarks and service marks that use the name "WYNN." Wynn Resorts has registered with the U.S. Patent and Trademark Office ("PTO") a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services.

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

For more information regarding the Company's intellectual property matters see Item 1A—"Risk Factors."

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A-"Risk Factors" and other factors we describe from time to time in our periodic filings with the SEC, such as:

•	our dependence on Stephen A. Wynn;

•	general global political and economic conditions, in the U.S. and China, which may impact levels of travel, leisure and consumer spending;

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•
the impact on the travel and leisure industry from factors such as an outbreak of an infectious disease, extreme weather patterns or natural disasters, military conflicts and any future security alerts and/or terrorist attacks;

•	doing business in foreign locations such as Macau;

•	our ability to maintain our customer relationships and collect and enforce gaming receivables;

•	our relationships with Macau gaming promoters;

•	our dependence on a limited number of resorts and locations for all of our cash flow and our subsidiaries' ability to pay us dividends and distributions;

•	competition in the casino/hotel and resort industries and actions taken by our competitors, including new development and construction activities of competitors;

•
factors affecting the development and success of new gaming and resort properties (including limited labor resources, government labor and gaming policies and transportation infrastructure in Macau; and cost increases, environmental regulation, and our ability to secure necessary permits and approvals in Everett, Massachusetts);

•
construction risks (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems; shortages of materials or skilled labor; environment, health and safety issues; and unanticipated cost increases);

•	legalization of gaming in other jurisdictions;

•	extensive regulation of our business (including the Chinese government's ongoing anti-corruption campaign) and the cost of compliance or failure to comply with applicable laws and regulations;

•	pending or future legal proceedings, regulatory or enforcement actions or probity investigations;

•	our ability to maintain our gaming licenses and concessions;

•	any violations by us of the anti-money laundering laws or Foreign Corrupt Practices Act;

•	changes in gaming laws or regulations;

•	changes in federal, foreign, or state tax laws or the administration of such laws;

•	potential violations of law by Mr. Kazuo Okada, a former shareholder of ours;

•	changes in the valuation of the promissory note we issued in connection with the redemption of Mr. Okada's shares;

•	continued compliance with all provisions in our debt agreements;

•	conditions precedent to funding under our credit facilities;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	cybersecurity risk including misappropriation of customer information or other breaches of information security;

•	our ability to protect our intellectual property rights; and

•	our current and future insurance coverage levels.

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

Item 1A. Risk Factors

You should carefully consider the risk factors set forth below, as well as the other information contained in this Annual Report on Form 10-K, regarding matters that could have an adverse effect, including a material one, on our business, financial condition, results of operations and cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to our Business

The loss of Stephen A. Wynn could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts, skills and reputation of Stephen A. Wynn, the Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts. Mr. Wynn's employment agreement expires in October 2022; however, we cannot assure you that Mr. Wynn will remain with Wynn Resorts. If we lose the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired.

Our business is particularly sensitive to reductions in discretionary consumer and corporate spending as a result of global economic conditions.

Consumer demand for casino/hotel resorts, trade shows and conventions and for the type of luxury amenities that we offer is particularly sensitive to changes in the global economy, which adversely impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general global economic conditions, high unemployment, weakness in housing or oil markets, perceived or actual changes in disposable consumer income and wealth, an economic recession and changes in consumer confidence in the global economy, or fears of war and future acts of terrorism have in the past and could in the future reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

Also, consumer demographics and preferences may evolve over time, which, for example, has resulted in growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and react to those trends and any failure to do so may negatively impact our operating results.

Visitation to Macau may decline due to economic disruptions in mainland China, restrictions on visitations to Macau from citizens of mainland China and the anti-corruption campaign.

A significant number of our gaming customers at our Macau Operations come from mainland China. Continued economic disruption, contraction and uncertainty in China could further impact the number of patrons visiting our Macau Operations or the amount they may be willing to spend. In addition, policies adopted from time to time by the Chinese government, including any travel restrictions imposed by China on its citizens such as restrictions imposed on exit visas granted to residents of mainland China for travel to Macau, could disrupt the number of visitors from mainland China to our property. It is not known when, or if, policies similar to those implemented in 2009 restricting visitation by mainland Chinese citizens to Macau and

Hong Kong, will be put in place and travel policies may be adjusted, without notice, in the future. Furthermore, the Chinese government's ongoing anti-corruption campaign has influenced the behavior of Chinese consumers and their spending patterns both domestically and abroad. The campaign has specifically led to tighter monetary transfer regulations, including real time monitoring of certain financial channels, certain types of guidelines on cash withdrawals, which has disrupted, and may impact, the number of visitors and the amount of money they bring from mainland China to Macau.  The overall effect of the campaign and monetary transfer restrictions may impact visitation and may continue to negatively affect our revenues and results of operations.

Our business is particularly sensitive to the willingness of our customers to travel. Acts or the threat of acts of terrorism, regional political events and developments in certain countries could cause severe disruptions in air travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on our business and financial condition, results of operations or cash flows.

We are dependent on the willingness of our customers to travel. Only a small amount of our business is and will be generated by local residents. Most of our customers travel to reach our Las Vegas and Macau properties. Acts of terrorism or concerns over the possibility of such acts may severely disrupt domestic and international travel, which would result in a decrease in customer visits to Las Vegas and Macau, including our properties. Regional conflicts could have a similar effect on domestic and international travel. Disruptions in air or other forms of travel as a result of any terrorist act, outbreak of hostilities, escalation of war or worldwide infectious disease outbreak would have an adverse effect on our business and financial condition, results of operations or cash flows.

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

We are currently entirely dependent upon our Macau Operations and Las Vegas Operations for all of our operating cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties or greater geographic diversification. The risks to which we have a greater degree of exposure include the following:

•	changes in local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters, including the outbreak of infectious diseases;

•	an increase in the cost of maintaining our properties;

•	a decline in the number of visitors to Las Vegas or Macau; and

•	a decrease in gaming and non-casino activities at our resorts.

 Any of the factors outlined above could negatively affect our results of operations and our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

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

The casino/hotel industry is highly competitive. Our Macau Operations face intense competition with approximately 36 other casinos currently operating in Macau. We hold a concession under one of only three gaming concessions and three subconcessions authorized by the Macau government to operate casinos in Macau. The Macau government has had the ability to grant additional gaming concessions since April 2009. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Several of the current concessionaires and subconcessionaires will open additional facilities in the Cotai area during 2017 and 2018. These Cotai facilities are expected to increase total hotel room inventory by approximately 12.3% from the current inventory and significantly increase other gaming and non-gaming offerings in Macau.

Our Macau Operations face competition from casinos located in other areas of Asia, such as Singapore, the Philippines and Malaysia. We also encounter competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Further, if current efforts to legalize gaming in other Asian countries, such as Japan, are successful, we will face additional regional competition.

Our Las Vegas Operations compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors. Wynn Las Vegas also competes with other casino/hotel facilities in other cities. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization or expansion of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers away from Wynn Las Vegas.

Increased competition could result in a loss of customers, which may negatively affect our cash flows and results of operations.

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

Macau Operations. Although the law in Macau permits casino operators to extend credit to gaming customers, our Macau Operations may not be able to collect all of its gaming receivables from its credit players. We expect that our Macau Operations will be able to enforce these obligations only in a limited number of jurisdictions, including Macau. To the extent our gaming customers are visitors from other jurisdictions, we may not have access to a forum in which we will be able to collect all of our gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and we may encounter forums that will refuse to enforce such debts. Our inability to collect gaming debts could have a significant negative impact on our operating results.

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

Las Vegas Operations. While gaming debts evidenced by a credit instrument, including what is commonly referred to as a "marker," are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states of the United States under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce them. Changes in economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amount of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our operating results.

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

Our new projects may not be successful.

In addition to the construction and regulatory risks associated with our current and future construction projects, we cannot assure you that the level of consumer demand for our casino resorts or for the type of luxury amenities that we will offer will meet our expectations.  The operating results of our new projects may be materially different than the operating results of our current integrated resorts due to, among other reasons, differences in consumer and corporate spending and preferences in new geographic areas, increased competition from other markets or other developments that may be beyond our control.  In addition, our new projects may be more sensitive to certain risks, including risks associated with downturns in the economy, than the resorts we currently operate.  The demands imposed by new developments on our managerial, operational and other resources may impact our operation of our existing resorts.  If any of these issues were to occur, it could adversely affect our prospects, financial condition, or results of operations.

We could encounter substantial cost increases higher than expected in the development of our projects.

We are currently constructing Wynn Boston Harbor in Everett, Massachusetts. The total project budget for Wynn Boston Harbor, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.4 billion.

The projected development costs for Wynn Boston Harbor reflect our best estimates and the actual development costs may be higher than expected. Contingencies that have been set aside by us to cover potential cost overruns or potential delays may be insufficient to cover the full amount of such overruns or delays. If these contingencies are not sufficient to cover these costs, or if we are not able to recover damages for these delays and contingencies, we may not have the funds required to pay the excess costs and this project may not be completed. Failure to complete this project may negatively affect our financial condition, our results of operations and our ability to pay our debt.

Construction projects will be subject to development and construction risks, which could have an adverse effect on our financial condition, results of operations or cash flows.

Major construction projects of the scope and scale of Wynn Boston Harbor entail significant risks, including:

•	unanticipated cost increases;

•	shortages of, and price increases in, materials or skilled labor;

•	changes to plans and specifications;

•	delays in obtaining or inability to obtain requisite licenses, permits and authorizations from regulatory authorities;

•	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming, leisure, real estate development or construction projects;

•	unforeseen engineering, environmental and/or geological problems;

•	labor disputes or work stoppages;

•	disputes with and defaults by contractors and subcontractors;

•	personal injuries to workers and other persons;

•	environment, health and safety issues, including site accidents;

•	delays or interference from severe weather or natural disasters;

•	geological, construction, excavation, regulatory and equipment problems; and

•	unavailability of construction equipment.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or otherwise affect the design and features of Wynn Boston Harbor.

We anticipate that only some of the subcontractors engaged for these projects will post bonds guaranteeing timely completion of the subcontractor's work and payment for all of that subcontractor's labor and materials. These bonds may not be adequate to ensure completion of the work.

Our Wynn Boston Harbor facility may not commence operations on schedule and construction costs for the project may exceed budgeted amounts. Failure to complete the project on schedule or within budget may have a significant negative effect on us and on our ability to make payments on our debt.

We are currently required to commence gaming operations at Wynn Boston Harbor by June 2020. If we are unable to meet this deadline, the Massachusetts Gaming Commission may suspend or revoke our gaming license.

Pursuant to the Gaming Act, the Company is required to commence gaming operations at Wynn Boston Harbor by June 2020, the date that is one year from our projected opening date of June 2019. If the Company is unable to meet the current deadline and is unable to obtain an extension of the deadline from the MGC, the MGC may suspend or revoke our gaming license and, if we are found by the MGC after a hearing to have acted in bad faith, we will be assessed a fine of up to $50,000,000. Failure to meet the deadline could have an adverse effect on our financial condition, results of operations or cash flows from this planned facility.

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

The Company's articles of incorporation provide that, to the extent required by the gaming authority making the determination of unsuitability or to the extent the Board of Directors determines, in its sole discretion, that a person is likely to jeopardize the Company's or any affiliate's application for, receipt of, approval for, right to the use of, or entitlement to, any gaming license, shares of Wynn Resorts' capital stock that are owned or controlled by an unsuitable person or its affiliates are subject to redemption by Wynn Resorts. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable gaming authority and, if not, as Wynn Resorts elects. On February 18, 2012, after receiving a report from Freeh, Sporkin & Sullivan, LLP (the "Freeh Report") detailing numerous instances of conduct constituting prima facie violations of the Foreign Corrupt Practices Act (the "FCPA") by Kazuo Okada (formerly the largest beneficial owner of Wynn Resorts’ shares) and certain of his affiliates, the Board of Directors of Wynn Resorts determined that Aruze USA Inc. (“Aruze”), Universal Entertainment Corporation, and Mr. Kazuo Okada (collectively, the "Okada Parties") were "unsuitable" within the meaning of Article VII of Wynn Resorts' articles of incorporation and redeemed all of Aruze's shares of Wynn Resorts' common stock. See Item 8-"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies."

Nevada and Massachusetts regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approvals; approve changes in our operations; and levy fines or require forfeiture of assets for violations of gaming laws or regulations. Complying with gaming laws, regulations and license requirements is costly. Any change in the Nevada and Massachusetts laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming licenses could require us to make substantial expenditures and forfeit assets, and would negatively affect our gaming operations.

Our Macau Operations are subject to unique risks. Failure to adhere to the regulatory and gaming environment in Macau could result in the revocation of our Macau Operations' concession or otherwise negatively affect its operations in Macau. Moreover, we are subject to the risk that U.S. regulators could determine that Macau's gaming regulatory framework has not developed in a way that would permit us to conduct operations in Macau in a manner consistent with the way in which we intend, or the Nevada gaming authorities require us, to conduct our operations in the United States.

Any violation of applicable Anti-Money Laundering laws or regulations or the Foreign Corrupt Practices Act could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

We deal with significant amounts of cash in our operations and are subject to various jurisdictions’ reporting and anti-money laundering laws and regulations. Recently, both U.S. and Macau governmental authorities have increased their focus on the gaming industry and compliance with anti-money laundering laws and regulations. From time to time, the Company receives governmental and regulatory inquiries about compliance with such laws and regulations.  The Company cooperates with all such inquiries. Any violation of anti-money laundering laws or regulations could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Further, we have operations, and a significant portion of our revenue is derived outside of the United States. We are therefore subject to regulations imposed by the FCPA and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect such laws and regulations.

Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our directors, employees, contractors or agents from violating or circumventing our policies and the law. If we or our directors, employees or agents fail to comply with applicable laws or Company policies governing our operations, the Company may face investigations, prosecutions and other legal proceedings and actions, which could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Mr. Okada failed to comply with internal training in these matters and failed to return to Wynn Resorts an executed Acknowledgment agreeing to comply with the Wynn Resorts Code of Business Conduct and Ethics. On February 19, 2012, Wynn Resorts' filed a complaint in Nevada state court against Mr. Okada and other entities alleging, among other things, breach of fiduciary duty in connection with alleged violations of the FCPA. For information on such complaint, the Freeh Report, which detailed numerous instances of conduct constituting prima facie violations of FCPA by Mr. Okada and certain of his affiliates, and the redemption Aruze's shares, see Item 8-"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies."

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

Contamination has been identified at and in the vicinity of our site in Everett, Massachusetts. The ultimate cost of remediating contaminated sites is difficult to accurately predict and could exceed our current estimates. We may be required to conduct additional investigations and remediation with respect to this site.  As a result, we also could incur material costs in excess of our estimates as a result of additional cleanup obligations imposed or contamination identified in the future.  Our proposed expenditures related to environmental matters are not currently expected to have a material adverse effect on our business, financial condition or results of operations.  However, the environmental laws under which we operate are complicated and often increasingly more stringent, and may be applied retroactively.  Accordingly, we may be required to make additional expenditures to remain in, or to achieve compliance with, environmental laws in the future.

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

Potential violations of law by Mr. Okada and his affiliates could have adverse consequences to the Company.

The Freeh Reported detailed numerous instances of conduct constituting prima facie violations of the FCPA by Mr. Okada and certain of his affiliates. See Item 8-"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies." The Company has provided the Freeh Report to applicable regulators and has been cooperating with related investigations of such regulators. The conduct of Mr. Okada and his affiliates and the outcome of any resulting regulatory findings could have adverse consequences to the Company. A finding by regulatory authorities that Mr. Okada violated the FCPA on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company. Relatedly, regulators have and may pursue separate investigations into the Company's compliance with applicable laws in connection with the Okada matter, as discussed in Item 8-"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies." While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company, which could negatively affect the Company's financial condition or results of operations.

Mr. Okada and his affiliates have challenged the redemption of Aruze's Shares. An adverse judgment or settlement resulting from the related litigation could reduce our profits or limit our ability to operate our business.

On February 18, 2012, Wynn Resorts' Gaming Compliance Committee received the Freeh Report detailing a pattern of misconduct by the Okada Parties. After receiving the Freeh Report, the Board of Directors of Wynn Resorts determined that each of the Okada Parties was "unsuitable" within the meaning of Article VII of Wynn Resorts' articles of incorporation and redeemed all of Aruze's shares of Wynn Resorts' common stock. See Item 8-"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies." On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties (as amended, the "Complaint"), alleging breaches of fiduciary duty and related claims (the "Redemption Action") arising from the activities addressed in the Freeh Report. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and canceling the shares of Aruze. On March 12, 2012, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the "Counterclaim") against the Company, each of the members of the Company's Board of Directors (other than Mr. Okada) and Wynn Resorts' General Counsel (collectively, the "Wynn Parties"), seeking, among other things a declaration that the redemption of Aruze's shares was void, an injunction restoring Aruze's share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze, Stephen A. Wynn, and Elaine P. Wynn (the "Stockholders Agreement"). In connection with the Redemption Action and Counterclaim (1) various Okada Parties filed a complaint in the Tokyo District Court against the Company, all members of the Board of Directors (other than Mr. Okada) and the Company's General Counsel alleging that the press release issued by the Company in connection with the Redemption Action has damaged their social evaluation and credibility and seeking damages and legal fees, (2) four federal derivative actions were commenced against the Company and all members of its Board of Directors, (3) two state derivative actions were commenced against the Company and all members of its Board of Directors, (4) regulatory inquiries and investigations were initiated against the Company, and (5) the Okada Parties filed a complaint in the Court of First Instance of Macau (against

Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and/or Wynn Macau, Limited). See Item 8-"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies," for a full description of these matters and status as of the date of this report. The Company is vigorously pursuing its claims against the Okada Parties, and together with the other counter-defendants, vigorously defending against the Counterclaim and other actions asserted against them. However, as with all litigation, the outcome of these proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business.

Change in valuation of our Redemption Price Promissory Note could have a negative impact on our financial results.

We record the Redemption Note at fair value in accordance with applicable accounting guidance. As of December 31, 2016 and 2015, the fair value of the Redemption Note was $1.82 billion and $1.88 billion, respectively. In determining this fair value, we estimated the Redemption Note's present value using discounted cash flows with a probability-weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with the risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with the Okada Parties (see Item 8-"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies"); the outcome of on-going investigations of Aruze by the United States Attorney's Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, we considered our ability, at our sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, we reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

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

Ongoing litigation and other disputes with Mr. Okada and certain of his affiliates, as well as claims by Ms. Wynn, could distract management and result in negative publicity and additional scrutiny from regulators.

There has been widespread publicity of the findings in the Freeh Report of prima facie violations of law by Mr. Okada and his affiliates, the Board of Directors’ unsuitability finding, the redemption of shares and related litigation. The actions, litigation, and publicity could reduce demand for shares of Wynn Resorts and Wynn Macau, Limited and thereby have a negative impact on the trading prices of their respective shares. In addition, Elaine P. Wynn has asserted various claims against Mr. Wynn, the Company and various Company officers, which have and may continue to draw adverse publicity or impugn the Company’s reputation. Ongoing litigation and other disputes can be expensive to defend and may divert management’s attention from the operations of our businesses. The disputes may also lead to additional scrutiny from regulators, which could lead to investigations relating to, and possibly a negative impact on, the Company's gaming licenses, and possibly have a negative impact on the Company's ability to bid successfully for new gaming market opportunities.

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

Risks Associated with our Macau Operations

Our Macau Operations may be affected by adverse political and economic conditions.

Our Macau Operations, including Wynn Palace, are subject to significant political, economic and social risks inherent in doing business in an emerging market. Macau's legislative, regulatory, legal, economic and cultural institutions are in a period of transition. The future success of our Macau Operations will depend on political and economic conditions in Macau and mainland China. For example, fiscal decline and civil, domestic or international unrest in Macau, China or the surrounding region could significantly harm our business, not only by reducing customer demand for casino resorts, but also by increasing the risk of imposition of taxes and exchange controls or other governmental restrictions, laws or regulations that might impede our Macau Operations or ability to repatriate funds.

We compete for limited labor resources in Macau and Macau government policies may also affect our ability to employ imported labor.

The success of our operations in Macau will be affected by our success in hiring and retaining employees. We compete with a large number of casino resorts in Macau for a limited number of qualified employees. In addition, the Macau government requires that we only hire Macau residents as dealers in our casinos. Competition for these individuals in Macau has increased and will continue to increase as other competitors expand their operations. We have to seek employees from other countries to adequately staff our resort and certain Macau government policies affect our ability to import labor in certain job classifications. Despite our coordination with the Macau labor and immigration authorities to assure that our labor needs are satisfied, we may not be able to recruit and retain a sufficient number of qualified employees for our operations or obtain required work permits for those employees. If we are unable to obtain, attract, retain and train skilled employees, our ability to adequately manage and staff our existing and planned casino and resort properties in Macau could be impaired, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Macau government has established a maximum number of gaming tables that can be operated in Macau and has limited the number of new gaming tables at new gaming areas in Macau.

Prior to the opening of Wynn Palace, the DICJ authorized 100 new table games for operation at Wynn Palace with 25 additional table games authorized for operation on January 1, 2017, and a further 25 new table games for operation on January 1, 2018, for a total of 150 new table games in the aggregate. In addition, we have and will continue to transfer table games between Wynn Macau and Wynn Palace, subject to the aggregate cap, to optimize our casino operations. As of February 15, 2017, we had a total of 303 table games at Wynn Macau and 304 at Wynn Palace.

The smoking control legislation in Macau could have an adverse effect on our business, financial condition, results of operations or cash flows.

In 2014, the Macau government approved additional smoking control legislation, which prohibited smoking in casinos starting on October 6, 2014. The legislation, however, permits casinos to maintain certain limited smoking areas open to VIP patrons if such areas are within restricted access areas, comply with certain square footage ratios based on overall gaming area square footage and comply with the conditions set out in the Dispatch of the Chief Executive, dated November 1, 2012, as amended by the Dispatch of the Chief Executive, dated June 3, 2014. Prior public announcements by the Macau government indicated that the Macau government intended to pursue a full smoking ban within all Macau casinos, but in February 2017, Macau's Health Bureau proposed not pursuing a full ban and permitting casinos to have smoking lounges constructed in accordance with certain stringent technical standards still to be determined. The existing smoking legislation, and any smoking legislation intended to fully ban all smoking in casinos, may deter potential gaming customers who are smokers from frequenting casinos in Macau and disrupt the number of patrons visiting or the amount of time visiting patrons spend at our property, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Macau may not have an adequate transportation infrastructure to accommodate the demand of visitors to Macau.

Because of additional casino projects which are under construction and to be developed in the future, the ferry and helicopter services which provide transportation between Macau, Hong Kong, and mainland China may need to be expanded to accommodate the increased visitation to Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations of our Macau Operations, could be negatively impacted. Furthermore, construction of current and future casino projects, as well as any future infrastructure projects, adjacent to our properties could impede access to our properties during construction and development. This may negatively impact the results of our Macau Operations.

Extreme weather conditions may have an adverse impact on our Macau Operations.

Macau's subtropical climate and location on the South China Sea are subject to extreme weather conditions including typhoons and heavy rainstorms. Unfavorable weather conditions could negatively affect the profitability of our resorts and prevent or discourage guests from traveling to Macau.

Revenues from our Macau gaming operations will end if we cannot secure an extension of our concession in 2022 or if the Macau government exercises its redemption right beginning in 2017.

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

If our Macau Operations fail to comply with the concession agreement, the Macau government can terminate our concession without compensation to us, which would have a material adverse effect on our business and financial condition.

The Macau government has the right to unilaterally terminate our concession in the event of our material non-compliance with the basic obligations under the concession and applicable Macau laws. The concession agreement expressly provides that the government of Macau may unilaterally rescind the concession agreement of our Macau Operations if it:

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

If the government of Macau unilaterally rescinds the concession agreement, our Macau Operations will be required to compensate the government in accordance with applicable law, and the areas defined as casino space under Macau law and all of the gaming equipment pertaining to our gaming operations will be transferred to the government without compensation. The loss of our concession would prohibit us from conducting gaming operations in Macau, which would have a material adverse effect on our business and financial condition.

Certain Nevada gaming laws apply to our Macau Operations' gaming activities and associations.

Certain Nevada gaming laws also apply to gaming activities and associations in jurisdictions outside the State of Nevada. With respect to our Macau Operations, we and our subsidiaries that must be licensed to conduct gaming operations in Nevada are required to comply with certain reporting requirements concerning gaming activities and associations in Macau conducted by our Macau-related subsidiaries. We and our licensed Nevada subsidiaries also will be subject to disciplinary action by the Nevada Gaming Commission if our Macau-related subsidiaries:

•	knowingly violate any Macau laws relating to their Macau gaming operations;

•	fail to conduct our Macau Operations in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engage in any activity or enter into any association that is unsuitable for us because it poses an unreasonable

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

We may lose the clientele of our gaming promoters, who generate a significant portion of our gaming revenue. There is intense competition among casino operators in Macau for services provided by gaming promoters, which has intensified as additional casinos open in Macau. If we are unable to maintain, or develop additional, successful relationships with reputable gaming promoters, or lose a significant number of our gaming promoters to our competitors, our ability to maintain or grow our gaming revenues will be adversely affected and we will have to seek alternative ways of developing relationships with VIP customers. In addition, if our gaming promoters are unable to develop or maintain relationships with our VIP customers, our ability to maintain or grow our gaming revenues will be hampered.

The financial resources of our gaming promoters may be insufficient to allow them to continue doing business in Macau which could adversely affect our business and financial condition. Our gaming promoters may experience difficulty in attracting patrons.

Given present market conditions in Macau and certain economic and other factors occurring in the region, gaming promoters are encountering difficulties in attracting patrons to come to Macau. Further, gaming promoters are experiencing decreased liquidity, limiting their ability to grant credit to their patrons, resulting in decreased gaming volume in Macau and at our Macau Operations. Credit already extended by our gaming promoters to their patrons has become difficult for them to collect. The inability to attract sufficient patrons, grant credit and collect amounts due in a timely manner are negatively affecting our gaming promoters' operations, causing gaming promoters to wind up or liquidate their operations or resulting in some of our gaming promoters leaving Macau. Current and any future difficulties could have an adverse impact on our results of operations.

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

Unfavorable changes in currency exchange rates may increase our Macau Operations' obligations under the concession agreement and cause fluctuations in the value of our investment in Macau.

The currency delineated in our Macau Operations’ concession agreement with the government of Macau is the Macau pataca. The Macau pataca is linked to the Hong Kong dollar, and the two are often used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years. However, the exchange linkages of the Hong Kong dollar and the Macau pataca, and the Hong Kong dollar and the U.S. dollar, are subject to potential changes due to changes in Chinese governmental policies and international economic and political developments.

If the Hong Kong dollar and the Macau pataca are no longer linked to the U.S. dollar, the exchange rate for these currencies may severely fluctuate. The current rate of exchange fixed by the applicable monetary authorities for these currencies may also change.

Because many of our Macau Operations payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, our Macau Operations’ obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that we operate in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on our results of operations, financial condition and ability to service its debt.

Currency exchange controls and currency export restrictions could negatively impact our Macau Operations.

Currency exchange controls and restrictions on the export of currency by certain countries may negatively impact the success of our Macau Operations. For example, there are currently existing currency exchange controls and restrictions on the export of the renminbi, the currency of China. Restrictions on the export of the renminbi may impede the flow of gaming customers from China to Macau, inhibit the growth of gaming in Macau and negatively impact our Macau Operations.

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

Wynn Macau, Limited, an indirect wholly owned subsidiary of Wynn Resorts and the developer, owner and operator of Wynn Macau and Wynn Palace, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited in October 2009. As of December 31, 2016, Wynn Resorts owns approximately 72% of Wynn Macau, Limited’s ordinary shares of common stock. As a result of Wynn Macau, Limited having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of Wynn Macau, Limited may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of Wynn Macau, Limited. Decisions that could have different implications for Wynn Resorts and Wynn Macau, Limited, including contractual arrangements that we have entered into or may in the future enter into with Wynn Macau, Limited, may give rise to the appearance of a potential conflict of interest.

Risks Related to Share Ownership and Stockholder Matters

Our largest stockholders are able to exert significant influence over our operations and future direction.

As of December 31, 2016, Mr. Wynn and Elaine P. Wynn owned 12,000,000 shares and 9,611,927 shares, respectively, or in the aggregate approximately 21.2%, of our outstanding common stock. As a result, Mr. Wynn and Elaine P. Wynn, to the extent they vote their shares in a similar manner, may be able to exert significant influence over all matters requiring our stockholders' approval, including the approval of significant corporate transactions.

Under the Stockholders Agreement, Mr. Wynn and Elaine P. Wynn have agreed to vote the shares of Wynn Resorts’ common stock held by them that are subject to the terms of the Stockholders Agreement in a manner so as to elect to our Board of Directors each of the nominees contained on each and every slate of directors endorsed by Mr. Wynn. As a result of this voting arrangement, Mr. Wynn, as a practical matter, exercises significant influence over the slate of directors to be elected to Wynn Resorts’ Board of Directors. In addition, with stated exceptions, the Stockholders Agreement requires the written consent of the other party prior to any party selling any shares of Wynn Resorts’ common stock that it owns.

In June 2012, in connection with the pending litigation between the Company and Aruze, Elaine P. Wynn submitted a cross claim against Mr. Wynn and Mr. Okada seeking to void the Stockholders Agreement, which, if successful, could result in a change in control under the Wynn Las Vegas, LLC debt documents. For additional information on the cross claim, see Item 8-"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies."

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2016, we had total outstanding debt of approximately $10.13 billion, which includes a portion of the funds we expect to need for the development and construction of our current projects. We may, however, incur additional indebtedness in connection with the construction of these projects. See Item 1-"Business," "Construction and Development Opportunities". In addition, we are permitted to incur additional indebtedness if certain conditions are met, including conditions under our Wynn Macau credit facilities, our Wynn America credit facilities and our Wynn Las Vegas, LLC indentures in connection with other future potential development plans. On February 18, 2012, we issued a Redemption Note with a principal amount of approximately $1.94 billion in redemption of all of the shares of Wynn Resorts common stock held by Aruze. As of December 31, 2016, the fair value of the Redemption Note was $1.82 billion. For additional information on the redemption and the Redemption Note, see Item 8-"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies."

Our indebtedness could have important consequences. For example:

•
failure to meet our payment obligations or other obligations could result in acceleration of our indebtedness, foreclosure upon our assets that serve as collateral or bankruptcy and trigger cross defaults under other agreements;

•
servicing our indebtedness requires a substantial portion of our cash flow from the operations of our Las Vegas and Macau Operations and reduces the amount of available cash, if any, to fund working capital and other cash requirements or pay for other capital expenditures;

•
the Okada Parties have challenged the redemption of Aruze's shares and we are currently involved in litigation with those parties as well as related shareholder derivative litigation. The outcome of these various proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. See Item 8-"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies";

•	we may not be able to obtain additional financing, if needed; and

•	rates with respect to a portion of the interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase.

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

Some of our debt facilities require us to satisfy various financial covenants, which include requirements for minimum interest coverage ratios and leverage ratios pertaining to total debt to earnings before interest, tax, depreciation and amortization and a minimum earnings before interest, tax, depreciation and amortization. For more information on financial covenants we are subject to under our debt facilities, see Item 8-"Financial Statements and Supplementary Data," Note 9 "Long-Term Debt." Future indebtedness or other contracts could contain covenants more restrictive than those contained in our existing debt facilities.

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

Wynn Macau. In July 2004, Wynn Macau SA, entered into a land concession contract under which Wynn Macau SA leases from the Macau government approximately 16 acres of land in downtown Macau's inner harbor area where Wynn Macau is located. The term of the land concession contract is 25 years from August 2004, and it may be renewed with government approval for successive periods.

Wynn Palace. In September 2011, Palo Real Estate Company Limited ("Palo"), a subsidiary of Wynn Macau SA, and Wynn Macau SA formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The term of the land concession contract is 25 years from May 2012, and it may be renewed with government approval for successive periods.

Las Vegas Land

We own approximately 238 acres of land on or near the Las Vegas Strip consisting of approximately 75 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue, on which Wynn Las Vegas is located, the approximately 140-acre golf course behind Wynn Las Vegas, approximately five acres adjacent to the golf course upon which an office building is located, and approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, a portion of which is improved with an employee parking garage and an office building.

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

Massachusetts Land

We own approximately 33 acres of land along the Mystic River in Everett, Massachusetts, adjacent to Boston, which is the project site for Wynn Boston Harbor, our integrated resort that is currently under construction.  The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets.

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

CCAC Information Request

In July 2014, Wynn Macau SA was contacted by the Commission Against Corruption of Macau ("CCAC") requesting certain information related to its land in the Cotai area of Macau. Wynn Macau SA is cooperating with CCAC's request.

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

	High	Low
2017
First Quarter (through February 15, 2017)	$104.39	$86.20
2016
First Quarter	$96.60	$49.95
Second Quarter	$105.69	$85.72
Third Quarter	$109.50	$87.26
Fourth Quarter	$104.90	$82.51
2015
First Quarter	$160.41	$121.53
Second Quarter	$136.93	$93.59
Third Quarter	$112.00	$52.26
Fourth Quarter	$77.25	$50.96

Holders

There were approximately 185 holders of record of our common stock as of February 15, 2017.

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

In February 2016, May 2016, August 2016, and November 2016, the Company paid a cash dividend of $0.50 per share.

In February 2015, we paid a cash dividend of $1.50 per share. In each of May 2015, August 2015, and November 2015, we paid a cash dividend of $0.50 per share.

On January 26, 2017, the Company announced a cash dividend of $0.50 per share, payable on February 28, 2017, to stockholders of record as of February 14, 2017.

Our Board of Directors will continue to periodically assess the level and appropriateness of any cash dividends.

Issuer Purchases of Equity Securities

In November 2016, we repurchased 5,763 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $87.53 per share, for a total amount of $0.5 million.

In December 2016, we repurchased 73,413 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $98.37 per share, for a total amount of $7.2 million.

None of the foregoing repurchases that occurred during the three months ended December 31, 2016 were part of the Company's publicly announced repurchase program, which is discussed in Item 8—"Financial Statements and Supplementary Data," Note 12 "Stockholders' Equity—Common Stock."

Stock Performance Graph

The graph below compares the five year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500") and the Dow Jones US Gambling Index. The performance graph assumes that $100 was invested on December 31, 2011 in each of the Company's common stock, the S&P 500 and the Dow Jones US Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Wynn Resorts Ltd., the S&P 500 Index,
and the Dow Jones US Gambling Index

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2017 S&P, a division of McGraw Hill Financial. All rights reserved.
Copyright © 2017 Dow Jones & Co. All rights reserved.

Item 6. Selected Financial Data

The following financial information for each of the five years ended December 31, 2016, 2015, 2014, 2013, and 2012 has been derived from our consolidated financial statements. This selected consolidated financial data should be read together with Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and related notes and other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not indicative of the results that may be expected for future years.

	Years Ended December 31,
	2016 (1)	2015	2014	2013	2012 (2)
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$4,466,297	$4,075,883	$5,433,661	$5,620,936	$5,154,284
Pre-opening costs	154,717	77,623	30,146	3,169	466
Operating income	521,662	658,814	1,266,278	1,290,091	1,029,276
Net income	302,469	281,524	962,644	1,004,157	728,699
Less: net income attributable to noncontrolling interests	(60,494)	(86,234)	(231,090)	(275,505)	(226,663)
Net income attributable to Wynn Resorts, Limited	241,975	195,290	731,554	728,652	502,036
Basic income per share	$2.39	$1.93	$7.25	$7.25	$4.87
Diluted income per share	$2.38	$1.92	$7.18	$7.17	$4.82

	December 31,
	2016 (1)	2015	2014	2013	2012 (2)
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,453,122	$2,080,089	$2,182,164	$2,435,041	$1,725,219
Construction in progress	299,686	3,217,117	1,666,326	558,624	110,490
Total assets (3)	11,953,557	10,459,159	9,001,919	8,332,133	7,234,832
Total long-term obligations (3) (4)	10,248,676	9,327,143	7,482,510	6,748,283	6,002,701
Stockholders’ equity	257,881	21,845	211,091	132,351	103,932
Cash dividends declared per common share	$2.00	$3.00	$6.25	$7.00	$9.50

(1)	On August 22, 2016, we opened Wynn Palace.

(2)
On February 18, 2012, we redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts common stock. In connection with the redemption and cancellation, stockholders' equity was reduced by $1.94 billion, the face amount of the Redemption Note. Aruze has challenged the redemption and cancellation of the 24,549,222 shares and legal proceedings are ongoing. See Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies."

(3)
For fiscal years 2015 and prior, the total assets and total long-term obligations have been reclassified to conform to the presentation from the retrospective application of deferred financing costs accounting guidance we adopted on January 1, 2016. See Item 8—"Financial Statements and Supplementary Data," Note 2 "Summary of Significant Accounting Policies—Recently Issued and Adopted Accounting Standards."

(4)	Includes long-term debt, long-term portion of the contract premium payments under our land concession contract at Wynn Macau, other long-term liabilities and deferred income taxes, net.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). In Macau, we own approximately 72% of WML and we operate the Wynn Macau and Wynn Palace resorts, which we refer to as our Macau Operations. In Las Vegas, Nevada, with the exception of the majority of the retail space, we own 100% of and operate Wynn Las Vegas or what we also refer to as Las Vegas Operations. We are currently constructing Wynn Boston Harbor, an integrated casino resort in Everett, Massachusetts.

Macau Operations

Wynn Macau features two luxury hotel towers with a total of 1,008 guest rooms and suites, approximately 284,000 square feet of casino space, eight food and beverage outlets, approximately 31,000 square feet of meeting and convention space, approximately 57,000 square feet of retail space, a rotunda show and recreation and leisure facilities.

On August 22, 2016, we opened Wynn Palace, an integrated resort in the Cotai area of Macau. Wynn Palace features a luxury hotel tower with 1,706 guest rooms, suites and villas, approximately 420,000 square feet of casino space, 10 food and beverage outlets, approximately 40,000 square feet of meeting and convention space, approximately 105,000 square feet of retail space, public attractions, including a performance lake and floral art displays, and recreation and leisure facilities.

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 189,000 square feet of casino space, 33 food and beverage outlets, an on-site 18-hole golf course, approximately 290,000 square feet of meeting and convention space, approximately 99,000 square feet of retail space, as well as two showrooms, three nightclubs, a beach club, and recreation and leisure facilities.

In December 2016, we formed a joint venture with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space (of which we own 50.1%) and signed an agreement with Crown to form a joint venture to own and operate approximately 73,000 square feet of additional retail space that is currently under construction at Wynn Las Vegas. We expect to open the additional retail space in the first quarter of 2018. For more information on the joint venture, see Item 8—"Financial Statements and Supplementary Data," Note 3, "Retail Joint Venture."

Future Development

In November 2014, we were awarded a gaming license to develop and construct Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.4 billion. As of December 31, 2016, we have incurred approximately $466.8 million in total project costs. We expect to open Wynn Boston Harbor in mid-2019.

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

Below is a discussion of the methodologies used to calculate win percentages at our resorts.

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

The measurements from our VIP and mass market operations are not comparable as the measurement method used in our mass market operations tracks the initial purchase of chips at the table and at the casino cage, while the measurement method from our VIP operations tracks the sum of all losing wagers. Accordingly, the base measurement from the VIP operations is much larger than the base measurement from the mass market operations. As a result, the expected win percentage with the same amount of gaming win is smaller in the VIP operations when compared to the mass market operations.

In Las Vegas, customers purchase chips at the gaming tables. The cash and net markers used to purchase chips are deposited in the gaming table's drop box. This is the base of measurement that we use for calculating win percentage in Las Vegas. Each type of table game has its own theoretical win percentage. Our expected table games win percentage in Las Vegas is 21% to 25%.

Results of Operations

Summary annual results

The following table summarizes our financial results for the periods presented (in thousands, except per share data).

	Years Ended December 31,
	2016	2015	2014
Net revenues	$4,466,297	$4,075,883	$5,433,661
Net income attributable to Wynn Resorts, Limited	241,975	195,290	731,554
Diluted net income per share	2.38	1.92	7.18
Adjusted Property EBITDA	1,259,327	1,185,789	1,773,278

During the year ended December 31, 2016, our net income attributable to Wynn Resorts, Limited was $242.0 million, an increase of 23.9% over $195.3 million in the same period of 2015, resulting in diluted earnings per share of $2.38. The increase in net income attributable to Wynn Resorts, Limited was primarily due to a loss on extinguishment of debt in 2015 that was not experienced in 2016. Adjusted Property EBITDA increased year-over-year by 6.2%, from $1.19 billion for the year ended December 31, 2015 to $1.26 billion for the same period of 2016, primarily due to the new operations associated with the opening of Wynn Palace, partially offset by a decrease of 3.8% from Wynn Macau driven by a continued decrease in business volumes.

During the year ended December 31, 2015, our net income attributable to Wynn Resorts, Limited was $195.3 million, a decrease of 73.3% over $731.6 million in the same period of 2014, resulting in diluted earnings per share of $1.92. The decrease in net income attributable to Wynn Resorts, Limited was primarily due to weaker performance from Wynn Macau, driven by a 46.4% reduction in VIP turnover compared to 2014, along with a loss on extinguishment of debt we experienced during the year. Adjusted Property EBITDA decreased year-over-year by 33.1%, from $1.77 billion for the year ended December 31, 2014 to $1.19 billion for the same period of 2015, primarily as a result of the weaker performance from Wynn Macau previously discussed.

Financial results for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Net revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Years Ended December 31,
	2016	2015	Percent Change
Net revenues
Macau Operations:
Wynn Macau	$2,264,087	$2,463,092	(8.1)
Wynn Palace (1)	583,336	—	—
Total Macau Operations	2,847,423	2,463,092	15.6
Las Vegas Operations	1,618,874	1,612,791	0.4
	$4,466,297	$4,075,883	9.6
(1) Wynn Palace opened on August 22, 2016.

Net revenues increased 9.6%, or $390.4 million, for the year ended December 31, 2016, compared to the same period of 2015. The increase was primarily due to $583.3 million from Wynn Palace and an increase of $6.1 million from our Las Vegas Operations, partially offset by a decrease of $199.0 million from Wynn Macau.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino revenues and non-casino revenues (dollars in thousands):

	Years Ended December 31,
	2016	2015	Percent Change
Net revenues
Casino revenues	$3,268,141	$2,932,419	11.4
Non-casino revenues	1,198,156	1,143,464	4.8
	$4,466,297	$4,075,883	9.6

Casino revenues were 73.2% of total net revenues for the year ended December 31, 2016, compared to 71.9% for the same period of 2015, while non-casino revenues were 26.8% of total net revenues, compared to 28.1% for the same period of 2015.

Casino revenues

Casino revenues increased 11.4%, or $335.7 million, for the year ended December 31, 2016, compared to the same period in 2015. The increase was primarily due to casino revenues of $519.9 million from Wynn Palace, partially offset by a $177.7 million decrease from Wynn Macau.  The decline in casino revenues from Wynn Macau was driven by a decrease in business volumes from both our VIP and mass market operations, with decreases in VIP turnover of 18.8%, table drop of 5.6% and slot handle of 14.5%. The business volume decrease for Wynn Macau was primarily driven by the continued impact from the current economic and political conditions in Macau and China, as well as impact from recent resort openings in the Cotai area of Macau, including Wynn Palace. We experienced a VIP win as a percentage of turnover of 3.29% for the year ended December 31, 2016, compared to 2.87% for the same period of 2015, which partially offset the business volume decrease in our VIP operations.

Prior to the opening of Wynn Palace, the Gaming Inspection and Coordination Bureau of Macau authorized 100 new table games for operation at Wynn Palace with 25 additional table games authorized for operation on January 1, 2017, and a further 25 new table games for operation on January 1, 2018, for a total of 150 new table games in the aggregate. In addition, we have and will continue to transfer table games between Wynn Macau and Wynn Palace, subject to the aggregate cap, to optimize our casino operations. As of February 15, 2017, we had a total of 303 table games at Wynn Macau and 304 at Wynn Palace.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day).

	Years Ended December 31,
	2016	2015	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Macau:
Total casino revenues	$2,135,193	$2,312,925	$(177,732)	(7.7)
VIP:
Average number of table games	149	230	(81)	(35.2)
VIP turnover	$47,048,754	$57,917,060	$(10,868,306)	(18.8)
Table games win	$1,547,261	$1,659,683	$(112,422)	(6.8)
VIP win as a % of turnover	3.29%	2.87%	0.42
Table games win per unit per day	$28,332	$19,785	$8,547	43.2
Mass market:
Average number of table games	216	228	(12)	(5.3)
Table drop	$4,585,476	$4,857,804	$(272,328)	(5.6)
Table games win	$881,797	$951,458	$(69,661)	(7.3)
Table games win %	19.2%	19.6%	(0.4)
Table games win per unit per day	$11,131	$11,431	$(300)	(2.6)
Average number of slot machines	802	708	94	13.3
Slot machine handle	$3,386,973	$3,961,115	$(574,142)	(14.5)
Slot machine win	$145,680	$191,164	$(45,484)	(23.8)
Slot machine win per unit per day	$497	$740	$(243)	(32.8)

Wynn Palace (1):
Total casino revenues	$519,877	$—	$519,877	—
VIP:
Average number of table games	81	—	81	—
VIP turnover	$14,480,023	$—	$14,480,023	—
Table games win	$396,954	$—	$396,954	—
VIP win as a % of turnover	2.74%	—%	2.74	—
Table games win per unit per day	$37,009	$—	$37,009	—
Mass market:
Average number of table games	245	—	245	—
Table drop	$1,000,881	$—	$1,000,881	—
Table games win	$211,146	$—	$211,146	—
Table games win %	21.1%	—%	21.1	—
Table games win per unit per day	$6,527	$—	$6,527	—
Average number of slot machines	962	—	962	—
Slot machine handle	$738,907	$—	$738,907	—
Slot machine win	$40,664	$—	$40,664	—
Slot machine win per unit per day	$320	$—	$320	—
  (1) Wynn Palace opened on August 22, 2016.

	Years Ended December 31,
	2016	2015	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$613,071	$619,494	$(6,423)	(1.0)
Average number of table games	235	232	3	1.3
Table drop	$1,838,479	$2,060,189	$(221,710)	(10.8)
Table games win	$465,041	$490,920	$(25,879)	(5.3)
Table games win %	25.3%	23.8%	1.5
Table games win per unit per day	$5,406	$5,786	$(380)	(6.6)
Average number of slot machines	1,893	1,866	27	1.4
Slot machine handle	$3,148,610	$2,969,327	$179,283	6.0
Slot machine win	$208,024	$206,626	$1,398	0.7
Slot machine win per unit per day	$300	$303	$(3)	(1.0)

Non-casino revenues

Non-casino revenues increased 4.8%, or $54.7 million, to $1.20 billion for the year ended December 31, 2016, from $1.14 billion for the same period of 2015, primarily due to the opening of Wynn Palace during the third quarter of 2016 and an increase of 5.7% in room revenues from our Las Vegas Operations, partially offset by a 14.4% decline in non-casino revenues at Wynn Macau.

Room revenues increased 12.0%, or $64.8 million, to $603.3 million for the year ended December 31, 2016, from $538.5 million in the same period of 2015, primarily attributable to $54.8 million from Wynn Palace and an increase of $23.5 million from our Las Vegas Operations, partially offset by a decrease of $13.5 million from Wynn Macau. The increase experienced by our Las Vegas Operations was driven by an ADR increase of 3.9% while the decrease from Wynn Macau was a result of an ADR decline of 9.3% and a 2.1 percentage point decrease in occupancy.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Years Ended December 31,
	2016	2015	Percent Change (1)
Macau Operations:
Wynn Macau:
Total room revenues (dollars in thousands)	$111,817	$125,348	(10.8)
Occupancy	94.4%	96.5%	(2.1)
ADR	$293	$323	(9.3)
REVPAR	$277	$312	(11.2)
Wynn Palace (2):
Total room revenues (dollars in thousands)	$54,843	$—	—
Occupancy	83.2%	—%	—
ADR	$276	$—	—
REVPAR	$230	$—	—

Las Vegas Operations:
Total room revenues (dollars in thousands)	$436,613	$413,152	5.7
Occupancy	85.3%	85.2%	0.1
ADR	$296	$285	3.9
REVPAR	$252	$243	3.7
(1)    Except occupancy, which is presented as a percentage point change.
(2)    Wynn Palace opened on August 22, 2016.

Food and beverage revenues increased slightly by 0.7%, or $4.4 million, to $601.5 million for the year ended December 31, 2016, from $597.1 million for the same period of 2015, primarily due to $27.1 million from Wynn Palace, partially offset by decreases of $12.0 million and $10.7 million from our Las Vegas Operations and Wynn Macau, respectively. Our Las Vegas Operations decreased primarily due to a decline in revenues at our nightclubs and the decrease from Wynn Macau was mainly from a decline in revenues at our restaurants.

Entertainment, retail and other increased 3.7%, or $12.8 million, to $363.4 million for the year ended December 31, 2016, from $350.6 million for the same period of 2015. The increase was primarily due to $38.0 million from Wynn Palace, partially offset by a $19.3 million decrease in revenue from retail shops at Wynn Macau.

Promotional allowances increased 8.0%, or $27.3 million, to $370.1 million for the year ended December 31, 2016, from $342.7 million for the same period of 2015. As a percentage of total casino revenues, promotional allowances were 11.3% for the year ended December 31, 2016, compared to 11.7% for the same period of 2015.

Operating costs and expenses

Operating costs and expenses increased 15.4%, or $527.6 million, to $3.94 billion for the year ended December 31, 2016, from $3.42 billion for the same period of 2015, driven primarily by increases in casino expenses of $217.1 million, general and administrative expenses of $83.3 million, depreciation and amortization of $82.1 million and pre-opening costs of $77.1 million, all mainly due to the opening of Wynn Palace.

Casino expenses increased 11.7%, or $217.1 million, to $2.08 billion for the year ended December 31, 2016, from $1.86 billion for the same period of 2015. The increase was commensurate with the 11.4% increase in casino revenues.

Room expenses increased 6.0%, or $8.9 million, to $157.9 million for the year ended December 31, 2016, from $149.0 million for the same period of 2015. The increase was primarily due to $16.4 million from Wynn Palace and a $4.3 million increase from our Las Vegas Operations, partially offset by an $11.6 million decrease from Wynn Macau.

Food and beverage expenses increased 3.9%, or $14.0 million, to $375.2 million for the year ended December 31, 2016, from $361.2 million for the same period of 2015, primarily related to Wynn Palace.

Entertainment, retail and other expenses increased 2.4%, or $3.7 million, to $161.1 million for the year ended December 31, 2016, from $157.4 million for the same period of 2015. The increase was primarily due to $8.9 million from Wynn Palace, partially offset by a decrease of $4.8 million from Wynn Macau.

General and administrative expenses increased 17.9%, or $83.3 million, to $548.1 million for the year ended December 31, 2016, from $464.8 million for the same period of 2015. The increase was primarily due to $73.9 million from Wynn Palace, as well as increases in general and administrative expenses from our Las Vegas Operations and corporate related expenses.

Provision for doubtful accounts decreased $2.9 million, or 26.2%, to $8.2 million for the year ended December 31, 2016, from $11.1 million for the same period of 2015.  The change in the provision was primarily due to increased collections of casino accounts receivable at Wynn Macau.

Pre-opening costs were $154.7 million for the year ended December 31, 2016, compared to $77.6 million for the same period of 2015. During the year ended December 31, 2016, we incurred $129.8 million related to Wynn Palace, $22.7 million related to Wynn Boston Harbor, and $2.3 million related to our Las Vegas Operations. During the year ended December 31, 2015 we incurred pre-opening costs of $55.1 million and $22.6 million related to Wynn Palace and Wynn Boston Harbor, respectively.

Depreciation and amortization increased 25.4%, or $82.1 million, to $404.7 million for the year ended December 31, 2016, from $322.6 million for the same period of 2015. The increase was attributable to $105.9 million from Wynn Palace, primarily from the opening and associated building and furniture, fixtures and equipment placed in service, partially offset by a decrease of $14.1 million at Wynn Macau. The majority of the Wynn Macau decrease was due to a change in estimated useful lives of buildings and improvements, which was effective September 1, 2015, to more accurately reflect the estimated periods during which these assets are expected to remain in service.

Property charges and other were $54.8 million for the year ended December 31, 2016, compared to $10.5 million for the same period of 2015. During the year ended December 31, 2016, we incurred a $15.5 million exit fee for the right to procure energy from the wholesale energy markets instead of from the local public electric utility by our Las Vegas Operations and $14.1 million for the write-down of the carrying value to the purchase price of an aircraft we sold in January 2017. In addition, we incurred expenses of $10.1 million in abandonment charges related to current construction of additional retail space at our Las Vegas Operations and $5.5 million for the write-off of show production costs due to the closing of Steve Wynn's ShowStoppers in December 2016.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Years Ended December 31,
	2016	2015	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$383,497	$354,233	8.3
Capitalized interest	(94,132)	(53,327)	76.5
	$289,365	$300,906	(3.8)

Weighted average total debt balance	$9,564,845	$8,214,598
Weighted average interest rate	4.0%	4.3%

Interest cost increased $29.3 million for the year ended December 31, 2016, compared to the same period of 2015, primarily due to an increase in our weighted average total debt balance, partially offset by a decrease in our weighted average interest rate. Capitalized interest increased $40.8 million for the year ended December 31, 2016, primarily due to the $25.6 million correction of an immaterial amount during 2016 as well as the construction of Wynn Palace. During the first quarter of 2016, we corrected immaterial amounts of additional interest of $25.6 million that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014. Had these amounts been corrected in the appropriate periods, the capitalized interest for the year ended December 31, 2015, would have been $21.9 million higher. For further information, see Item 1—"Notes to Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."

Other non-operating income and expenses

We incurred gains of $65.0 million and $52.0 million for the years ended December 31, 2016 and 2015, respectively, from the change in fair value of the Redemption Note. The change in fair value was a result of changes in certain variables to calculate the estimated fair value. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."

We incurred a loss of $126.0 million on the extinguishment of debt for the year ended December 31, 2015, in connection with the cash tender offer for the 7 7/8% First Mortgage Notes due May 1, 2020 and the 7 3/4% 2020 First Mortgage Notes due August 15, 2020 (together the "2020 Notes"), subsequent redemption of the untendered 2020 Notes and the amendment of our Wynn Macau credit facilities. We expensed $98.9 million for the consideration paid to holders who tendered the 2020 Notes, $17.2 million of unamortized deferred financing costs and original issue discount and $0.1 million in other fees incurred. In connection with the redemption of the remaining principal amount of the untendered 2020 Notes, we recorded a loss for the premium portion of the consideration of $5.9 million and expensed $1.8 million of unamortized deferred financing costs and original discount. In connection with the amendment of the Wynn Macau credit facilities, we expensed $2.1 million of unamortized deferred financing costs. We incurred no loss on extinguishment of debt for the year ended December 31, 2016.

We incurred a gain of $0.4 million and a loss of $5.3 million from the change in the fair value of our interest rate swaps for the years ended December 31, 2016 and 2015, respectively. For further information on our interest rate swaps, see Item 8—"Financial Statements and Supplementary Data," Note 2 "Summary of Significant Accounting Policies."

Interest income was $13.5 million for the year ended December 31, 2016, compared to $7.2 million for 2015. During the years ended December 31, 2016 and 2015, our short-term investment strategy was to preserve capital while retaining sufficient liquidity. The majority of our short-term investment securities were in fixed deposits and money market accounts with a maturity of three months or less.

Income Taxes
For the years ended December 31, 2016 and 2015, we recorded a tax expense of $8.1 million and $7.7 million, respectively, primarily related to an increase in our deferred tax liabilities.
Wynn Macau SA has received a five-year exemption from the Macau Complementary Tax on casino gaming profits through December 31, 2020. For the years ended December 31, 2016 and 2015, we were exempt from the payment of $27.3 million and $41.6 million, respectively, in such taxes. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau special gaming tax and other levies together totaling 39% in accordance with our concession agreement.
In July 2011, Wynn Macau SA received an extension of its agreement with the Macau government that provides for an annual payment of 15.5 million Macau patacas (approximately $1.9 million) as complementary tax due by shareholders on dividend distributions. This agreement on dividends was effective through December 31, 2015. In August 2016, Wynn Macau SA received an extension of the agreement for an additional five years applicable to tax years 2016 through 2020.  The extension agreement provides for an annual payment of 12.8 million Macau patacas (approximately $1.6 million).
We have participated in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP") for the 2012 through 2016 tax years and will continue to participate in the IRS CAP for the 2017 tax year. In February 2016, the IRS completed an examination of the 2014 U.S. tax return and had no changes.
In April 2016, the Financial Services Bureau commenced an examination of the 2011 and 2012 Macau income tax returns of Palo. In June 2016, the Financial Services Bureau concluded its examination with no changes.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $60.5 million for the year ended December 31, 2016, compared to $86.2 million for the year ended December 31, 2015. These amounts are primarily related to the noncontrolling interests' share of net income from WML.

Financial results for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Net Revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Years Ended December 31,
	2015	2014	Percent Change
Net revenues
Wynn Macau	$2,463,092	$3,796,750	(35.1)
Las Vegas Operations	1,612,791	1,636,911	(1.5)
	$4,075,883	$5,433,661	(25.0)

Net revenues decreased 25.0% to $4.08 billion for the year ended December 31, 2015, from $5.43 billion for the same period in 2014. The decline in net revenues was primarily driven by a decrease of 35.5%, or $1.27 billion, in casino revenue from our Macau Operations.

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

Casino Revenues

Casino revenues decreased 31.4% to $2.93 billion for the year ended December 31, 2015, from $4.27 billion in the same period of 2014. The decline was primarily due to the continued weak gaming environment affecting our Macau Operations, which experienced a year-over-year decrease in casino revenues of 35.5% from $3.59 billion to $2.31 billion. Our VIP gaming operations drove the decline with $57.92 billion in VIP turnover for the year ended December 31, 2015, compared to $108.08 billion for the same period of 2014. In addition, our Macau Operations' mass market gaming contributed to the decline with a 12.0% decrease in table drop combined with a reduction in table games win percentage of 1.9 percentage points. Our VIP tables decreased from 248 as of December 31, 2014 to 190 as of December 31, 2015, based on the operating environment and customer demand.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day).

	Years Ended December 31,
	2015	2014	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Macau:
Total casino revenues	$2,312,925	$3,586,781	$(1,273,856)	(35.5)
VIP:
Average number of table games	230	259	(29)	(11.2)
VIP turnover	$57,917,060	$108,077,342	$(50,160,282)	(46.4)
Table games win	$1,659,683	$3,051,046	$(1,391,363)	(45.6)
VIP win as a % of turnover	2.87%	2.82%	0.05
Table games win per unit per day	$19,785	$32,258	$(12,473)	(38.7)
Mass market:
Average number of table games	228	202	26	12.9
Table drop	$4,857,804	$5,517,382	$(659,578)	(12.0)
Table games win	$951,458	$1,187,997	$(236,539)	(19.9)
Table games win %	19.6%	21.5%	(1.9)
Table games win per unit per day	$11,431	$16,154	$(4,723)	(29.2)
Average number of slot machines	708	679	29	4.3
Slot machine handle	$3,961,115	$5,415,127	$(1,454,012)	(26.9)
Slot machine win	$191,164	$264,763	$(73,599)	(27.8)
Slot machine win per unit per day	$740	$1,068	$(328)	(30.7)

Las Vegas Operations:
Total casino revenues	$619,494	$687,440	$(67,946)	(9.9)
Average number of table games	232	232	—	—
Table drop	$2,060,189	$2,556,452	$(496,263)	(19.4)
Table games win	$490,920	$623,968	$(133,048)	(21.3)
Table games win %	23.8%	24.4%	(0.6)
Table games win per unit per day	$5,786	$7,354	$(1,568)	(21.3)
Average number of slot machines	1,866	1,858	8	0.4
Slot machine handle	$2,969,327	$3,008,563	$(39,236)	(1.3)
Slot machine win	$206,626	$186,458	$20,168	10.8
Slot machine win per unit per day	$303	$275	$28	10.2

Non-casino revenues

Non-casino revenues decreased 1.4%, or $16.0 million, to $1.14 billion for the year ended December 31, 2015, from $1.16 billion for the same period of 2014.

Room revenues decreased $4.3 million, to $538.5 million for the year ended December 31, 2015, from $542.8 million in the same period of 2014, driven by a decline from our Macau Operations of $8.4 million, partially offset by an increase from our Las Vegas Operations of $4.2 million.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Years Ended December 31,
	2015	2014	Percent Change (1)
Macau Operations:
Wynn Macau:
Total room revenues (dollars in thousands)	$125,348	$133,781	(6.3)
Occupancy	96.5%	98.4%	(1.9)
ADR	$323	$333	(3.0)
REVPAR	$312	$327	(4.6)

Las Vegas Operations:
Total room revenues (dollars in thousands)	$413,152	$408,981	1.0
Occupancy	85.2%	86.9%	(1.7)
ADR	$285	$274	4.0
REVPAR	$243	$238	2.1
(1) Except occupancy, which is presented as a percentage point change.

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

Entertainment, retail and other decreased 12.6%, or $50.6 million, to $350.6 million for the year ended December 31, 2015, from $401.2 million for the same period of 2014. The decrease was primarily due to a decline in revenue from retail shops at our Macau Operations.

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

Operating costs and expenses

Operating costs and expenses decreased 18.0%, or $750.3 million, to $3.42 billion for the year ended December 31, 2015, from $4.17 billion for the same period of 2014, mainly from a decrease in casino expenses.

Casino expenses decreased 30.2%, or $804.3 million, to $1.86 billion for the year ended December 31, 2015, from $2.67 billion for the same period of 2014, primarily due to lower gaming taxes from the 39% gross win tax incurred at our Macau Operations. The decline in gaming taxes was commensurate with the 35.5% decrease in casino revenues at our Macau Operations.

Room expenses were relatively flat for the year ended December 31, 2015, compared to the same period of 2014.

Food and beverage expenses increased 7.1%, or $24.0 million, to $361.2 million for the year ended December 31, 2015, from $337.2 million for the same period of 2014, due primarily to an increase of $21.8 million from our Las Vegas Operations. The increase was primarily a result of higher costs in the current period for entertainment at Wynn Las Vegas nightclubs.

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

Pre-opening costs were $77.6 million for the year ended December 31, 2015, compared to $30.1 million for the same period of 2014 and were primarily associated with the design and planning for our development projects. During the year ended December 31, 2015, we incurred $55.1 million related to Wynn Palace and $22.6 million related to Wynn Boston Harbor. Pre-opening costs for the year ended December 31, 2014 related to Wynn Palace.

Depreciation and amortization increased 2.7%, or $8.5 million, to $322.6 million for the year ended December 31, 2015, from $314.1 million for the same period of 2014. The increase was primarily due to additional depreciation associated with building improvements at our Macau Operations, including our new VIP gaming rooms. The increase was partially offset by a $7.4 million reduction in depreciation due to a change in the estimated useful lives of certain assets in Macau during 2015.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Years Ended December 31,
	2015	2014	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	354,233	348,520	1.6
Capitalized interest	(53,327)	(33,458)	59.4
	$300,906	$315,062	(4.5)

Weighted average total debt balance	$8,214,598	$7,174,054
Weighted average interest rate	4.3%	4.8%

Our interest cost increased $5.7 million to $354.2 million for the year ended December 31, 2015, due to an increase in our weighted average total debt balance, partially offset by a decrease in our weighted average interest rate. Capitalized interest increased $19.9 million to $53.3 million for the year ended December 31, 2015, primarily due to the construction of Wynn Palace. Financing activities during 2015 include the issuance of the 5 1/2% Senior Notes due 2025 ("2025 Notes"), cash tender offer and subsequent redemption of the 2020 Notes and the amendment of the Wynn Macau credit facilities. Financing activities during 2014 include the issuance of 5 1/4% Senior Notes due 2021.

Other non-operating income and expenses

We incurred losses of $126.0 million on the extinguishment of debt for the year ended December 31, 2015, compared to losses of $9.6 million in 2014. During the year ended December 31, 2015, in connection with the cash tender offer and subsequent redemption of the untendered 2020 Notes, we incurred a loss of $123.9 million associated with the premium paid, the write-off of unamortized deferred financing costs and original issue discount and other fees. In addition, we incurred a loss of $2.1 million related to the write-off of unamortized deferred financing costs associated with the amendment of our Wynn Macau credit facilities. During the year ended December 31, 2014, the loss was for the premium paid on the 2020 Notes through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount.

For the year ended December 31, 2015, we recognized a gain of $52.0 million from the change in fair value of the Redemption Note as a result of changes in certain variables used in the estimated fair value. No change was recognized in the same period of 2014.

We incurred losses of $5.3 million and $4.4 million for the years ended December 31, 2015 and 2014, respectively, from the change in the fair value of our interest rate swaps.

Interest income was $7.2 million for the year ended December 31, 2015, compared to $20.4 million in 2014. During 2015 and 2014, our short-term investment strategy was to preserve capital while retaining sufficient liquidity. The majority of our short-term investments were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income Taxes

For the years ended December 31, 2015 and 2014, we recorded a tax expense of $7.7 million and a tax benefit of $3.8 million, respectively. For the year ended December 31, 2015, our income tax expense was primarily related to an increase in our deferred tax liabilities. For the year ended December 31, 2014, our income tax benefit was primarily related to a release of valuation allowance on prior year foreign tax credits resulting from the implementation of a tax planning strategy.

For the years ended December 31, 2015 and 2014, we were exempt from the payment of $41.6 million and $99.4 million, respectively, under our exemption from the Macau Complementary Tax on gaming profits. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau special gaming tax and other levies together totaling 39% in accordance with our concession agreement.

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

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 8—"Financial Statements and Supplementary Data," Note 18 "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income attributable to Wynn Resorts, Limited.

	Years Ended December 31,
	2016	2015	2014
Wynn Macau	$681,509	$708,623	$1,258,082
Wynn Palace (1)	103,036	—	—
Las Vegas Operations	474,782	477,166	515,196
(1) Wynn Palace opened on August 22, 2016.

Adjusted Property EBITDA at Wynn Macau decreased year-over-year by 3.8% for the year ended December 31, 2016, primarily due to casino revenue performance driven by year-over-year declines in VIP turnover, table drop and slot machine handle.

Adjusted Property EBITDA at Wynn Palace was $103.0 million since opening on August 22, 2016.

Adjusted Property EBITDA for our Las Vegas Operations was relatively flat for the year ended December 31, 2016, compared to the same period of 2015.

Adjusted Property EBITDA at Wynn Macau and for our Las Vegas Operations decreased year-over-year by 43.7% and 7.4%, respectively, for the year ended December 31, 2015, primarily due to the decline in casino revenues.

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

Net cash provided by operations for the year ended December 31, 2016 was $970.5 million, compared to $572.8 million for the same period of 2015. The increase was primarily due to the change in customer deposits and working capital accounts from our Macau Operations.

Net cash provided by operations for the year ended December 31, 2015 was $572.8 million, compared to $1.10 billion for the same period of 2014. The reduction was primarily due to lower operating income generated by our Macau Operations and from the change in working capital accounts.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $1.29 billion, which was primarily attributable to $1.23 billion in capital expenditures, net of construction payables and retention. Capital expenditures, net of construction payables and retention, consisted primarily of $838.3 million for Wynn Palace and $212.2 million for Wynn Boston Harbor.

Net cash used in investing activities for the year ended December 31, 2015 was $1.89 billion, which was primarily attributable to $1.92 billion in capital expenditures, net of construction payables and retention, with $1.57 billion related to Wynn Palace.

Net cash used in investing activities for the year ended December 31, 2014 was $1.11 billion, which was primarily attributable to $1.22 billion in capital expenditures, net of construction payables and retention, with $982.4 million related to Wynn Palace. We also used $86.7 million in cash for payment of our Massachusetts gaming license.

Financing Activities

Net cash provided by financing activities was $691.9 million for the year ended December 31, 2016, which was primarily attributable to borrowings of $930.0 million under our Wynn America credit facility and proceeds of $217.0 million from the sale of a 49.9% ownership interest in a subsidiary, partially offset by $325.2 million for the payment of dividends.

Net cash provided by financing activities was $1.22 billion for the year ended December 31, 2015, which was primarily attributable to net borrowings of $1.62 billion under our amended Wynn Macau credit facilities, partially offset by $499.1 million for the payment of dividends. We also issued $1.8 billion of 2025 Notes and used the proceeds for the purchase of $1.6 billion of our 2020 Notes.

Net cash used in financing activities was $235.6 million for the year ended December 31, 2014, which was primarily attributable to the payment of dividends of $942.9 million and payments on our long-term debt, partially offset by proceeds of $755.6 million from the issuance of senior notes and $132.6 million from borrowings, net of repayments, under our Wynn Macau revolving credit facility. During 2014, we used $98.4 million for open market purchases of principal on our first mortgage notes and $31.5 million for the repayment of the remaining principal on our note payable secured by aircraft.

Capital Resources

As of December 31, 2016, we had approximately $2.45 billion of cash and cash equivalents and $301.5 million of available-for-sale investments in domestic and foreign debt securities and commercial paper. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with original maturities of less than 90 days. Of these amounts, WML and its subsidiaries (of which we own approximately 72%) held $334.2 million in cash. If our portion of this cash was repatriated to the U.S. on December 31, 2016, it would be subject to minimal U.S. taxes in the year of repatriation. Wynn Las Vegas, LLC held cash balances of $225.7 million. Wynn Resorts, Limited (including its subsidiaries other than WML and Wynn Las Vegas, LLC), which is not a guarantor of the debt of its subsidiaries, held $1.89 billion and $301.5 million of cash and available-for-sale investments, respectively.

The Wynn Macau credit facilities consist of a $2.30 billion equivalent fully funded senior secured term loan facility and a $750.0 million equivalent senior secured revolving credit facility (together, the "Wynn Macau Credit Facilities"). Borrowings under the Wynn Macau Credit Facilities consist of both United States dollar and Hong Kong dollar tranches and were used to refinance Wynn Macau SA's existing indebtedness and fund the construction and development of Wynn Palace and will be used for general corporate purposes. As of December 31, 2016, we had $409.2 million of available borrowing capacity under the senior secured revolving credit facility.

The Wynn America credit facilities consist of a $375 million senior secured revolving credit facility and a $1.0 billion fully funded senior secured term loan facility (together, the "Wynn America Credit Facilities"). Borrowings under the Wynn America Credit Facilities are and will be used to fund the development, construction and pre-opening expenses of Wynn Boston Harbor and for general corporate purposes. On June 21, 2016, we amended the Wynn America Credit Facilities to extend the available borrowing period for $649.7 million of the delay draw senior secured term loan facility from June 30, 2016 to December 31, 2016. On July 1, 2016, we amended the Wynn America Credit Facilities to increase the existing $875 million senior secured term loan facility (the "WA Senior Term Loan Facility I") by a principal amount of $125 million with the available borrowing period ending on December 31, 2016 (such increase, the "WA Senior Term Loan Facility II"). As of December 31, 2016, the available borrowing capacity under the Wynn America Credit Facilities was $361.3 million, net of $13.7 million in outstanding letters of credit.

The WML Finance I, Limited credit facility consists of a HK$1.55 billion (approximately $199.7 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility"). Borrowings under the WML Finance Credit Facility are in Hong Kong dollars and are used for working capital requirements and general corporate purposes. On October 25, 2016, we amended the WML Finance Credit Facility to increase the principal amount up to HK$3.87 billion (approximately $499.0 million). As of December 31, 2016, the Company had $309.4 million of available borrowing capacity under the WML Finance Credit Facility.

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

Macau Related Debt

Our Macau related debt consists of senior notes, the Wynn Macau Credit Facilities, and the WML Finance Credit Facility.

2021 Notes. On March 20, 2014, WML issued $750.0 million aggregate principal amount of 5 1/4% Senior Notes due 2021 (the "Additional 2021 Notes"), which were consolidated and form a single series with the $600.0 million aggregate principal amount of 5 1/4% Senior Notes due 2021 issued by WML on October 16, 2013 (the "Original 2021 Notes" and together with the "Additional 2021 Notes," the "2021 Notes").

The 2021 Notes bear interest at the rate of 5 1/4% per annum and will mature on October 15, 2021. Interest on the 2021 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2014. At any time on or before October 14, 2016, WML may redeem the 2021 Notes, in whole or in part, at a redemption price equal to the greater of (a) 100% of the aggregate principal amount of the 2021 Notes or (b) a "make-whole" amount as determined by an independent investment banker in accordance with the terms of the indenture for the 2021 Notes, dated as of October 16, 2013 (the "WML Indenture"). In either case, the redemption price would include accrued and unpaid interest. In addition, on or after October 15, 2016, WML may redeem the 2021 Notes, in whole or in part, at a premium decreasing annually from 103.94% of the principal amount to zero, plus accrued and unpaid interest. If WML undergoes a Change of Control (as defined in the WML Indenture), it must offer to repurchase the 2021 Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. In addition, we may redeem the 2021 Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, in response to any change in or amendment to certain tax laws or tax positions. Further, if a holder or beneficial owner of the 2021 Notes fails to meet certain requirements imposed by any Gaming Authority (as defined in the WML Indenture), WML may require the holder or beneficial owner to dispose of or redeem its 2021 Notes.

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

Wynn Macau Credit Facilities. On September 30, 2015, we amended our Wynn Macau Credit Facilities. The borrowing availability was increased to $3.05 billion with the ability to upsize an additional $1 billion in equivalent senior secured loans upon satisfaction of various conditions. The senior secured term loan facility is repayable in graduating installments of between 2.5% and 7.33% of the principal amount on a quarterly basis commencing December 2018, with a final installment of 50% of the principal amount repayable in September 2021 (extended from July 2018). Any outstanding borrowings from the senior secured revolving credit facility will mature in September 2020 (extended from July 2017) by which time any outstanding borrowings from the senior secured revolving credit facility must be repaid. The Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.50% to 2.25% per annum based on Wynn Macau SA's Leverage Ratio (as defined in the Wynn Macau Credit Facilities). The commitment fee required to be paid for unborrowed amounts under the senior secured revolving credit facility, if any, is between 0.52% to 0.79% per annum, based on Wynn Macau SA's Leverage

Ratio. The annual commitment fee is payable quarterly in arrears and is calculated based on the daily average of the unborrowed amounts.

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

The Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sale and leaseback transactions, the ability to dispose of assets, and making loans or other investments. In addition, Wynn Macau SA is required by the financial covenants to maintain a Leverage Ratio of not greater than 5.5 to 1 for the fiscal year ending December 31, 2016, and an Interest Coverage Ratio (as defined in the Wynn Macau Credit Facilities) of not less than 2.00 to 1 at any time.

Borrowings under the Wynn Macau Credit Facilities will continue to be guaranteed by Palo, and by certain subsidiaries of the Company that own equity interests in Wynn Macau SA, and are secured by substantially all of the assets of Wynn Macau SA and Palo, and the equity interests in Wynn Macau SA. Borrowings under the Wynn Macau Credit Facilities are not guaranteed by the Company or WML.

In connection with the gaming concession contract of Wynn Macau SA, Wynn Macau SA entered into a Bank Guarantee Reimbursement Agreement with BNU for the benefit of the Macau government. This guarantee assures Wynn Macau SA's performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement and the payment of any gaming taxes. As of December 31, 2016, the guarantee was in the amount of MOP 300 million (approximately $37.6 million) and will remain at such amount until 180 days after the end of the term of the concession agreement (2022). BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Wynn Macau Credit Facilities, Wynn Macau SA is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee of MOP 2.3 million (approximately $0.3 million).

Borrowings under the WML Finance Credit Facility are in Hong Kong dollars and are used for working capital requirements and general corporate purposes. The WML Finance Credit Facility matures in July 2018, at which time any outstanding borrowings must be repaid. The WML Finance Credit Facility bears interest initially at 1.50% per annum, such rate calculated as the interest rate paid by the lender as the deposit bank for the cash collateral deposited and pledged with the lender plus a margin of 0.40%. Under terms of the agreement, mandatory repayment is required upon a Change in Control or Material Adverse Effect, as defined in the agreement. The terms of the increased principal amount under the amendment are equivalent to the terms of the original credit agreement.

U.S. and Corporate Related Debt

Our U.S. related debt consists of first mortgage notes, senior notes and the Wynn America Credit Facilities. The Corporate related debt consists of the Redemption Note.

Notes. Our first mortgage notes and senior notes rank pari passu in right of payment.

2022 Notes. In March 2012, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts (“Capital Corp.” and, together with Wynn Las Vegas, the "Issuers"), issued $900 million aggregate principal amount of the 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes") pursuant to an indenture, dated as of March 12, 2012 (the “2022 Indenture”), among the Issuers, the Guarantors (as defined below) and U.S. Bank National Association, as trustee (the “Trustee”). The 2022 Notes will mature on March 15, 2022 and bear interest at the rate of 5 3/8% per annum. The Issuers may, at their option, redeem the 2022 Notes, in whole or in part, at any time or from time to time on or after March 15, 2017, in accordance with a premium schedule set forth in the 2022 Indenture, plus accrued and unpaid interest. If the Issuers undergo a change of control (as defined in the 2022 Indenture), the Issuers will be required to offer to repurchase the first mortgage notes at 101% of the principal amount, plus accrued and unpaid interest.

2023 Notes. In May 2013, the Issuers issued $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the "2023 Notes") pursuant to an indenture, dated as of May 22, 2013 (the "2023 Indenture"), among the Issuers, the Guarantors and the Trustee. The 2023 Notes will mature on May 30, 2023 and bear interest at the rate of 4 1/4% per annum.

The Issuers may, at their option, redeem the 2023 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2023 Notes that are redeemed before February 28, 2023 will include a “make-whole” premium, plus accrued and unpaid interest. In the event of a change of control triggering event (as defined in the 2023 Indenture), the Issuers will be required to offer to repurchase the 2023 Notes at 101% of the principal amount, plus accrued and unpaid interest.

2025 Notes. In February 2015, the Issuers issued $1.8 billion aggregate principal amount of 5 1/2% Senior Notes due 2025 (the “2025 Notes”) pursuant to an indenture, dated as of February 18, 2015 (the "2025 Indenture"), among the Issuers, Guarantors and the Trustee. The 2025 Notes will mature on March 1, 2025 and bear interest at the rate of 5 1/2% per annum. The Issuers may, at their option, redeem the 2025 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2023 Notes that are redeemed before December 1, 2024 will include a “make-whole” premium, plus accrued and unpaid interest. In the event of a change of control triggering event (as defined in the 2025 Indenture), the Issuers will be required to offer to repurchase the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.

Each of the 2022 Notes, 2023 Notes and 2025 Notes are senior obligations of the Issuers and are unsecured, except by a first priority pledge by Wynn Las Vegas Holdings, LLC of its equity interests in Wynn Las Vegas, LLC. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes and 2025 Notes will be released.

Each of the 2023 Notes and 2025 Notes are jointly and severally guaranteed by all of the Issuers' subsidiaries, other than Capital Corp. which was a co-issuer (the "Guarantors"). The guarantees are senior unsecured obligations and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Issuers' subsidiaries that are not so subordinated and will be effectively subordinated in right of payment to all of such existing and future secured debt (to the extent of the collateral securing such debt).

The 2022 Indenture contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict the Issuers' and the Guarantors' ability to pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; and transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries. Each of the 2023 Indenture and 2025 Indenture contains negative covenants and financial covenants, including, but not limited to, covenants limiting the Issuers' and the Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

Events of default under each of the 2022 Indenture, 2023 Indenture and 2025 Indenture include, among others, the following: default for 30 days in the payment of interest when due on the applicable notes; default in payment of the principal, or premium, if any, when due on the applicable notes; failure to comply with certain covenants in the applicable indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or Guarantors, all notes then outstanding will become due and payable immediately without further action or notice.

Each of the 2022 Notes, 2023 Notes and 2025 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

Wynn America Credit Facilities. Under the Wynn America Credit Facilities, the senior secured revolving credit facility matures in November 2019, the WA Senior Term Loan Facility I is repayable in quarterly installments of $21.9 million commencing June 2018, with a final installment of $656.3 million repayable in November 2020 and the WA Senior Term Loan Facility II matures in November 2020. Subject to certain exceptions, the Wynn America Credit Facilities bear interest at either base rate plus 0.75% per annum or the reserve adjusted eurodollar rate plus 1.75% per annum. The annual fee required to pay for unborrowed amounts, if any, is 0.30% per annum, payable quarterly in arrears, calculated based on the daily average of the unborrowed amounts under such credit facilities.

The Wynn America Credit Facilities contain customary representations and warranties, events of default and negative and affirmative covenants, including, among other things, limitations on: indebtedness; investments; restricted payments; mergers and acquisitions; payment of indebtedness; negative pledges; liens; transactions with affiliates and sales of assets. In addition, Wynn America is subject to financial covenants including maintaining a Maximum Consolidated Senior Secured Net Leverage Ratio and a Minimum Consolidated EBITDA, each as defined in the Wynn America Credit Facilities. Commencing with the second full fiscal quarter ending after the fiscal quarter in which the opening of Wynn Boston Harbor occurs, the Maximum

Consolidated Senior Secured Net Leverage Ratio is not to exceed 2.75 to 1. Commencing with the fiscal quarter ending December 31, 2015, the Minimum Consolidated EBITDA is not to be less than $200.0 million.

We provided a completion guaranty in favor of the lenders under the Wynn America Credit Facilities to support the development and opening of Wynn Boston Harbor. Wynn America and the guarantors have entered into a security agreement in favor of the lenders under the Wynn America Credit Facilities pursuant to which, subject to certain exceptions, Wynn America and the guarantors have pledged all equity interests in the guarantors to the extent permitted by applicable law and granted a first priority security interest in substantially all of the other existing and future assets of the guarantors.

Redemption Note. Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, we redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock. Following a finding of "unsuitability," our articles of incorporation authorize redemption at "fair value" of the shares held by unsuitable persons. Pursuant to the articles of incorporation, we issued the Redemption Note to Aruze, a former stockholder and related party, in redemption of the shares. The Redemption Note has a principal amount of approximately $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. We may, in our sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note, is subordinated to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature. Aruze, Universal Entertainment Corporation and Kazuo Okada have challenged the redemption of Aruze's shares and we are currently involved in litigation with those parties as well as related shareholder derivative litigation. The outcome of these various proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. See Item 1A—"Risk Factors" and Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies."

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

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies."

Our Board of Directors has authorized an equity repurchase program of up to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of December 31, 2016, we had purchased a cumulative total of 12,804,954 shares of our common stock for a net cost of $1.1 billion under the program, with no purchases made under this program during the years ended December 31, 2016, 2015 and 2014.

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

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives, except for interest rate swaps and foreign currency forward contracts. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of December 31, 2016, we had outstanding letters of credit totaling $13.7 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2016 (in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$—	$677.3	$4,510.0	$5,136.4	$10,323.7
Fixed interest payments	278.2	556.5	541.7	358.8	1,735.2
Estimated variable interest payments (1)	93.6	183.0	101.7	—	378.3
Operating leases	20.4	36.3	22.7	101.8	181.3
Construction contracts and commitments	357.9	22.9	—	—	380.8
Employment agreements	59.7	55.2	6.9	—	121.8
Other (2) (3)	141.9	146.8	70.6	14.7	374.1
Total commitments	$951.7	$1,677.9	$5,253.7	$5,611.8	$13,495.1

(1)
Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates as of December 31, 2016. Such rates continue at historical lows as of December 31, 2016. Actual rates will vary.

(2)
Other includes open purchase orders, future charitable contributions, fixed gaming tax payments in Macau, performance contracts and other contracts. As further discussed in Item 8—"Financial Statements and Supplementary Data," Note 16 "Income Taxes" of this report, we had $90.5 million of unrecognized tax benefits as of December 31, 2016. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2016.

(3)
Other excludes community payments associated with the continuing operations of Wynn Boston Harbor, which commence upon the opening of the resort. These amounts are approximately $10.5 million per year with minimal annual increases.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with U.S. GAAP. A summary of our significant accounting policies are presented in Item 8—"Financial Statements and Supplementary Data," Note 2 "Summary of Significant Accounting Policies." Certain of our accounting policies require management to apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty programs, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

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

During the construction and development stage, direct costs such as those incurred for the design and construction of our resorts, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during construction periods. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. We determine the estimated useful lives based on our experience with similar assets, estimate of the usage of the asset, and other factors specific to the asset. Depreciation expense related to capitalized construction costs is recognized when the related assets are placed in service. Upon the opening of our resorts, we begin recognizing depreciation expense on the fixed assets. The remaining estimated useful lives of assets are periodically reviewed and adjusted as necessary.

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

Redemption Price Promissory Note

We record the Redemption Note at its fair value in accordance with applicable accounting guidance. As of December 31, 2016 and 2015, the fair value of the Redemption Note was $1.82 billion and $1.88 billion, respectively. We utilized an independent third party valuation to assist in the determination of this fair value. In determining this fair value, we estimated the Redemption Note's present value using discounted cash flows with a probability-weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with the risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with the Okada Parties (see Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies"); the outcome of ongoing investigations of Aruze by the United States Attorney's Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, we considered our ability, at our sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, we reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

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

Retail Joint Venture

On December 28, 2016, we formed a joint venture (the "Retail Joint Venture") with Crown to own and operate approximately 88,000 square feet of existing retail space at Wynn Las Vegas. In connection with the transaction, we transferred certain assets and liabilities with a net book value of $31.8 million associated with the existing Wynn Las Vegas retail stores from Wynn Las Vegas, LLC, to the Retail Joint Venture. We sold Crown a 49.9% ownership interest in the Retail Joint Venture for consideration of $292.0 million, which consisted of $217.0 million in cash and a $75.0 million interest-free note that matures in full on January 3, 2018. Wynn Las Vegas, LLC transferred all interests as lessor in third-party retail store leases to the Retail Joint Venture as part of the transaction and the majority of the retail stores previously operated by Wynn Las Vegas, LLC are now operated under a master lease agreement between a newly formed retail entity owned by Wynn Resorts, as lessee, and the Retail Joint Venture, as lessor. We maintain a 50.1% ownership interest in the Retail Joint Venture and are the managing member. Our responsibilities with respect to the Retail Joint Venture include day-to-day business operations, property management services and a role in the leasing decisions of the retail space.

We assessed our ownership in the Retail Joint Venture based on consolidation accounting guidance with an evaluation being performed to determine if the Retail Joint Venture is a variable interest entity (“VIE”), if we have a variable interest in the Retail Joint Venture and if we are the primary beneficiary of the Retail Joint Venture. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.

We concluded that the Retail Joint Venture is a VIE and we are the primary beneficiary based on our involvement in the leasing activities of the Retail Joint Venture. As a result, we consolidate all of the Retail Joint Venture’s assets, liabilities and results of operations. We will evaluate our primary beneficiary designation on an ongoing basis and will assess the appropriateness of the Retail Joint Venture’s VIE status when changes occur.

Investments and Fair Value

We have made investments in domestic and foreign corporate debt securities and commercial paper. Our investment policy requires investments to be investment grade and limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation as of each balance sheet date. Our investments are reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

We measure certain of our financial assets and liabilities, at fair value on a recurring basis pursuant to accounting standards for fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

As of December 31, 2016 and 2015, 88.1% and 85.1%, respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. In addition to enforceability issues, the collectability of markers given to foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers' home countries.

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

The following table presents key statistics related to our casino accounts receivable (dollars in thousands):

	December 31,
	2016	2015
Casino accounts receivable	$211,557	$190,294
Allowance for doubtful casino accounts receivable	$53,860	$66,109
Allowance as a percentage of casino accounts receivable	25.5%	34.7%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2016 and 2015, 49.2% and 38.7%, respectively, of our outstanding casino accounts receivable balance originated at our Macau Operations.

As of December 31, 2016, a 100 basis point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $2.1 million.

As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts. Accordingly, the associated provision for doubtful accounts may fluctuate. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods as we become aware of additional information about a customer or changes occur in a region's economy or legal system.

Derivative Financial Instruments

Derivative financial instruments, including interest rate swaps and foreign currency forward contracts, are used to manage interest rate and foreign currency exposures. The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value affecting net income as the Company's derivative financial instruments do not qualify for hedge accounting.

We seek to manage our interest rate risk associated with variable-rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of interest rate swaps. We currently have three interest rate swap agreements that convert a portion of our variable rate borrowings under the Wynn Macau Senior Term Loan Facility to a fixed rate. Under the agreements, we pay a fixed interest rate on notional amounts corresponding to borrowings in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR or HIBOR at the time of payment.

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

Stock-Based Compensation

Accounting standards for stock-based payments establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We use the Black-Scholes option pricing model to determine the grant-date fair value of our stock options. The Black-Scholes model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company.

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are reasonable in calculating the fair value of the options we grant. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. As our stock price fluctuates, this estimate will change. A hypothetical 10% change in the volatility assumption for our options granted in 2016 would not have a material effect on the change in fair value. Expected term represents the estimated average time between the option's grant date and its exercise date. A hypothetical 10% change in the expected term assumption for our options granted in 2016 would not have a material effect on the change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

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

As of December 31, 2016, we have a foreign tax credit ("FTC") carryover of $3.27 billion and we have recorded a valuation allowance of $3.20 billion against this asset based on our estimate of future realization. The FTCs are attributable to the Macau special gaming tax, which is 35% of gross gaming revenue in Macau. The U.S. taxing regime only allows a credit for 35% of foreign source income. In assessing the need for a valuation allowance, we rely solely on the reversal of net taxable temporary differences that result in foreign source income during the 10-year foreign tax credit carryforward period.

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

Recently Issued and Adopted Accounting Standards

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

The following table provides estimated future cash flow information derived from our best estimates of repayments as of December 31, 2016, of our expected long-term indebtedness and related weighted average interest rates by expected maturity dates. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. As of December 31, 2016, such rates remain at historic lows. Actual rates will vary. The one-month LIBOR and HIBOR rates as of December 31, 2016 of 0.77% and 0.75%, respectively, were used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable.

Years Ending December 31,
Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total
(dollars in millions)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$1,350.0	$5,136.4	$6,486.4
Average interest rate	—%	—%	—%	—%	5.3%	4.0%	4.3%
Variable rate	$—	$313.0	$364.3	$1,668.3	$1,491.7	$—	$3,837.3
Average interest rate	—%	1.9%	2.7%	2.6%	2.8%	—%	2.6%

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measure the fair value of our interest rate swaps on a recurring basis. Changes in the fair values of our interest rate swaps for each reporting period recorded are, and will continue to be, recognized as a change in interest rate swap fair value in our Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

We currently have three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under our Wynn Macau Credit Facilities. Under two of the swap agreements, we pay a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately $509.4 million) in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.23% to 2.98%. These interest rate swap agreements mature in July 2017.

Under the third swap agreement, we pay a fixed interest rate (excluding the applicable interest margin) of 0.68% on notional amounts corresponding to borrowings of $243.8 million in exchange for receipts on the same amount at a variable rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.18% to 2.93%. This interest rate swap agreement matures in July 2017.

As of December 31, 2016, interest rate swaps of $1.1 million were included in prepaid expenses and other in the accompanying Consolidated Balance Sheets. As of December 31, 2015, interest rate swaps of $0.7 million were included in other assets and $0.1 million were included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

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

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps, by contractual maturity dates, as of December 31, 2016, using estimated future LIBOR and HIBOR rates based upon implied forward rates in the yield curve. The information is presented in U.S. dollar equivalents, which is our reporting currency:

	Years Ending December 31,
	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total
	(dollars in millions)
Average notional amount	$753.0	$—	$—	$—	$—	$—	$753.0
Average pay rate	0.71%	—%	—%	—%	—%	—%	0.71%
Average receive rate	0.95%	—%	—%	—%	—%	—%	0.95%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2016, approximately 66.5% of our debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of December 31, 2016, an assumed 1% change in the variable rates would cause our annual interest cost to change by $34.6 million.

Foreign Currency Risks

The currency delineated in Wynn Macau SA's concession agreement with the government of Macau is the Macau pataca. The Macau pataca is linked to the Hong Kong dollar, and in many cases the two are used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years. However, the exchange linkages of the Hong Kong dollar and the Macau pataca, and the Hong Kong dollar and the U.S. dollar, are subject to potential changes due to, among other things, changes in Chinese governmental policies and international economic and political developments.

If the Hong Kong dollar and the Macau pataca are not linked to the U.S. dollar in the future, severe fluctuations in the exchange rate for these currencies may result. We also cannot assure you that the current rate of exchange fixed by the applicable monetary authorities for these currencies will remain at the same level.

We manage exposure to foreign currency risks associated with future scheduled interest payments through the use of foreign currency forward contracts. These contracts involve the exchange of one currency for a second currency at a future date and are with a counter party, which is a major international financial institution.

We expect most of the revenues and expenses for any casino that we operate in Macau will be in Hong Kong dollars or Macau patacas. For any U.S. dollar-denominated debt or other obligations incurred by our Macau-related entities, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on our results of operations, financial condition and ability to service debt. Based on our balances as of December 31, 2016, an assumed 1% change in the US dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $28.2 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

We have audited Wynn Resorts, Limited and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Wynn Resorts, Limited and subsidiaries and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wynn Resorts, Limited and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 24, 2017

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,453,122	$2,080,089
Investment securities	173,437	115,297
Receivables, net	218,968	187,887
Inventories	91,541	74,493
Prepaid expenses and other	53,299	48,012
Total current assets	2,990,367	2,505,778
Property and equipment, net	8,259,631	7,477,478
Restricted cash	192,823	2,060
Investment securities	128,023	136,256
Intangible assets, net	113,588	110,972
Other assets	269,125	225,888
Investment in unconsolidated affiliates	—	727
Total assets	$11,953,557	$10,459,159
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$298,505	$267,791
Current portion of land concession obligation	—	16,000
Customer deposits	599,566	436,409
Gaming taxes payable	162,706	98,559
Accrued compensation and benefits	165,501	129,697
Accrued interest	98,118	98,129
Other accrued liabilities	91,905	63,586
Total current liabilities	1,416,301	1,110,171
Long-term debt	10,125,352	9,149,665
Other long-term liabilities	87,462	141,121
Deferred income taxes, net	66,561	36,357
Total liabilities	11,695,676	10,437,314
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 115,036,945 and 114,610,441 shares issued; 101,799,471 and 101,571,909 shares outstanding, respectively	1,150	1,146
Treasury stock, at cost; 13,237,474 and 13,038,532 shares, respectively	(1,166,697)	(1,152,680)
Additional paid-in capital	1,226,915	983,131
Accumulated other comprehensive income	1,484	1,092
Retained earnings	95,097	55,332
Total Wynn Resorts, Limited stockholders' equity (deficit)	157,949	(111,979)
Noncontrolling interests	99,932	133,824
Total stockholders' equity	257,881	21,845
Total liabilities and stockholders' equity	$11,953,557	$10,459,159

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Operating revenues:
Casino	$3,268,141	$2,932,419	$4,274,221
Rooms	603,272	538,500	542,762
Food and beverage	601,514	597,080	604,701
Entertainment, retail and other	363,428	350,622	401,181
Gross revenues	4,836,355	4,418,621	5,822,865
Less: promotional allowances	(370,058)	(342,738)	(389,204)
Net revenues	4,466,297	4,075,883	5,433,661
Operating costs and expenses:
Casino	2,079,740	1,862,687	2,667,013
Rooms	157,904	149,009	148,338
Food and beverage	375,234	361,246	337,206
Entertainment, retail and other	161,144	157,432	163,754
General and administrative	548,141	464,793	492,464
Provision for doubtful accounts	8,203	11,115	3,906
Pre-opening costs	154,717	77,623	30,146
Depreciation and amortization	404,730	322,629	314,119
Property charges and other	54,822	10,535	10,437
Total operating costs and expenses	3,944,635	3,417,069	4,167,383
Operating income	521,662	658,814	1,266,278
Other income (expense):
Interest income	13,536	7,229	20,441
Interest expense, net of amounts capitalized	(289,365)	(300,906)	(315,062)
Change in interest rate swap fair value	433	(5,300)	(4,393)
Decrease in Redemption Note fair value	65,043	52,041	—
Loss on extinguishment of debt	—	(126,004)	(9,569)
Equity in income from unconsolidated affiliates	16	1,823	1,349
Other	(728)	1,550	(182)
Other income (expense), net	(211,065)	(369,567)	(307,416)
Income before income taxes	310,597	289,247	958,862
Benefit (provision) for income taxes	(8,128)	(7,723)	3,782
Net income	302,469	281,524	962,644
Less: net income attributable to noncontrolling interests	(60,494)	(86,234)	(231,090)
Net income attributable to Wynn Resorts, Limited	$241,975	$195,290	$731,554
Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$2.39	$1.93	$7.25
Diluted	$2.38	$1.92	$7.18
Weighted average common shares outstanding:
Basic	101,445	101,163	100,927
Diluted	101,855	101,671	101,931

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$302,469	$281,524	$962,644
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(180)	(448)	(282)
Unrealized gain (loss) on available-for-sale securities, before and after tax	522	(1,086)	(195)
Total comprehensive income	302,811	279,990	962,167
Less: comprehensive income attributable to noncontrolling interests	(60,444)	(86,113)	(231,021)
Comprehensive income attributable to Wynn Resorts, Limited	$242,367	$193,877	$731,146

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Limited stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2014	101,192,408	$1,142	$(1,143,419)	$888,727	$2,913	$66,130	$(184,507)	$316,858	$132,351
Net income	—	—	—	—	—	731,554	731,554	231,090	962,644
Currency translation adjustment	—	—	—	—	(203)	—	(203)	(79)	(282)
Net unrealized gain (loss) on investment securities	—	—	—	—	(205)	—	(205)	10	(195)
Exercise of stock options	211,133	2	—	11,643	—	—	11,645	214	11,859
Issuance of restricted stock	54,500	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(9,166)	—	—	—	—	—	—	—	—
Shares repurchased by the company and held as treasury shares	(9,578)	—	(2,062)	—	—	—	(2,062)	—	(2,062)
Shares of subsidiary purchased for share award plan	—	—	—	—	—	—	—	(2,081)	(2,081)
Cash dividends declared	—	—	—	59	—	(633,197)	(633,138)	(312,287)	(945,425)
Excess tax benefits from stock-based compensation	—	—	—	9,376	—	—	9,376	—	9,376
Stock-based compensation	—	—	—	38,761	—	—	38,761	6,145	44,906
Balances, December 31, 2014	101,439,297	1,144	(1,145,481)	948,566	2,505	164,487	(28,779)	239,870	211,091
Net income	—	—	—	—	—	195,290	195,290	86,234	281,524
Currency translation adjustment	—	—	—	—	(327)	—	(327)	(121)	(448)
Net unrealized loss on investment securities	—	—	—	—	(1,086)	—	(1,086)	—	(1,086)
Exercise of stock options	50,716	1	—	3,025	—	—	3,026	—	3,026
Issuance of restricted stock	132,765	1	—	(1)	—	—	—	—	—
Shares repurchased by the company and held as treasury shares	(50,869)	—	(7,199)	—	—	—	(7,199)	—	(7,199)
Shares of subsidiary repurchased for share award plan	—	—	—	(3,169)	—	—	(3,169)	(1,222)	(4,391)
Cash dividends declared	—	—	—	—	—	(304,445)	(304,445)	(195,439)	(499,884)
Excess tax benefits from stock-based compensation	—	—	—	387	—	—	387	—	387
Stock-based compensation	—	—	—	34,323	—	—	34,323	4,502	38,825
Balances, December 31, 2015	101,571,909	1,146	(1,152,680)	983,131	1,092	55,332	(111,979)	133,824	21,845
Net income	—	—	—	—	—	241,975	241,975	60,494	302,469
Currency translation adjustment	—	—	—	—	(130)	—	(130)	(50)	(180)
Net unrealized gain on investment securities	—	—	—	—	522	—	522	—	522
Exercise of stock options	74,000	1	—	3,486	—	—	3,487	—	3,487
Issuance of restricted stock	412,504	4	—	(4)	—	—	—	—	—
Cancellation of restricted stock	(60,000)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(198,942)	—	(14,017)	—	—	—	(14,017)	—	(14,017)
Shares of subsidiary repurchased for share award plan	—	—	—	(5,471)	—	—	(5,471)	(2,109)	(7,580)
Sale of ownership interest in subsidiary, net of income tax of $49.8 million	—	—	—	224,013	—	—	224,013	15,890	239,903
Cash dividends declared	—	—	—	—	—	(202,210)	(202,210)	(111,716)	(313,926)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(33)	(33)
Excess tax benefits from stock-based compensation	—	—	—	802	—	—	802	—	802
Stock-based compensation	—	—	—	20,957	—	—	20,957	3,632	24,589
Balances, December 31, 2016	101,799,471	$1,150	$(1,166,697)	$1,226,915	$1,484	$95,097	$157,949	$99,932	$257,881

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$302,469	$281,524	$962,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404,730	322,629	314,119
Deferred income taxes	6,356	6,498	(8,086)
Stock-based compensation expense	43,722	38,475	39,196
Excess tax benefits from stock-based compensation	(742)	(792)	(9,339)
Amortization and write off of deferred financing costs and other	24,326	19,785	36,649
Loss on extinguishment of debt	—	126,004	9,569
Provision for doubtful accounts	8,203	11,115	3,906
Property charges and other	42,670	9,664	10,466
Equity in income of unconsolidated affiliates, net of distributions	—	1,615	(95)
Change in interest rate swap fair value	(433)	5,300	4,393
Change in Redemption Note fair value	(65,043)	(52,041)	—
Increase (decrease) in cash from changes in:
Receivables, net	(39,272)	47,011	38
Inventories and prepaid expenses and other	(36,642)	(23,613)	(6,917)
Customer deposits	163,217	(112,748)	(155,399)
Accounts payable and accrued expenses	116,985	(107,613)	(102,827)
Net cash provided by operating activities	970,546	572,813	1,098,317
Cash flows used in investing activities:
Capital expenditures, net of construction payables and retention	(1,225,943)	(1,921,240)	(1,221,357)
Purchase of investment securities	(196,750)	(253,284)	(200,258)
Proceeds from sale or maturity of investment securities	144,829	247,723	200,090
Restricted cash	—	—	198,943
Return of investment in unconsolidated affiliates	727	1,901	—
Purchase of intangibles and other assets	(14,985)	(3,912)	(124,583)
Proceeds from sale of assets	3,872	37,254	32,813
Net cash used in investing activities	(1,288,250)	(1,891,558)	(1,114,352)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,487	3,026	11,859
Excess tax benefits from stock-based compensation	742	792	9,339
Sale of ownership interest in subsidiary	217,000	—	—
Dividends paid	(325,217)	(499,107)	(942,928)
Distribution to noncontrolling interest	(33)	—	—
Proceeds from issuance of long-term debt	1,430,313	5,290,747	958,008
Repayments of long-term debt	(400,707)	(3,342,106)	(199,739)
Restricted cash	(190,763)	(1,083)	—
Repurchase of common stock	(14,017)	(7,199)	(2,062)
Shares of subsidiary repurchased for share award plan	(7,580)	(4,391)	(2,081)
Payments on long-term land concession obligation	(15,978)	(30,833)	(29,338)
Payment of financing costs	(5,381)	(193,588)	(38,683)
Net cash provided by (used in) financing activities	691,866	1,216,258	(235,625)
Effect of exchange rate on cash	(1,129)	412	(1,217)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	373,033	(102,075)	(252,877)
Balance, beginning of year	2,080,089	2,182,164	2,435,041
Balance, end of year	$2,453,122	$2,080,089	$2,182,164

Supplemental cash flow disclosures
Cash paid for interest, net of amounts capitalized	$265,076	$291,313	$295,041
Cash paid for income taxes	$2,040	$2,873	$3,041
Stock-based compensation capitalized into construction	$92	$350	$5,710
Change in accounts and construction payables related to property and equipment	$(34,049)	$13,031	$132,079
Change in dividends payable on unvested restricted stock included in other accrued liabilities	$(11,291)	$777	$2,497
Note receivable acquired from sale of ownership interest in subsidiary	$72,464	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 -    Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, "Wynn Resorts" or the "Company") is a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 72% of Wynn Macau, Limited ("WML") and the Company operates the Wynn Macau and Wynn Palace resorts, which it refers to as Macau Operations. In Las Vegas, Nevada, with the exception of the retail space described below, the Company owns 100% of and operates Wynn Las Vegas, which it also refers to as its Las Vegas Operations.

Macau Operations

Wynn Macau features two luxury hotel towers with a total of 1,008 guest rooms and suites, approximately 284,000 square feet of casino space, casual and fine dining in eight restaurants, approximately 31,000 square feet of meeting and convention space, approximately 57,000 square feet of retail space, a rotunda show and recreation and leisure facilities.

On August 22, 2016, the Company opened Wynn Palace, an integrated resort in the Cotai area of Macau. Wynn Palace features a luxury hotel tower with 1,706 guest rooms, suites and villas, approximately 420,000 square feet of casino space, 10 food and beverage outlets, approximately 40,000 square feet of meeting and convention space, approximately 105,000 square feet of retail space, public attractions, including a performance lake and floral art displays, and recreation and leisure facilities.

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 189,000 square feet of casino space, 33 food and beverage outlets, an on-site 18-hole golf course, approximately 290,000 square feet of meeting and convention space, approximately 99,000 square feet of retail space, as well as two showrooms, three nightclubs and a beach club, and recreation and leisure facilities.

In December 2016, the Company formed a joint venture with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space (of which the Company owns 50.1%) and signed an agreement with Crown to form a joint venture to own and operate approximately 73,000 square feet of additional retail space currently under construction at Wynn Las Vegas. The Company expects to open the additional retail space in the first quarter of 2018. For more information on the joint venture, see Note 3, "Retail Joint Venture."

Development Project

In November 2014, the Company was awarded a gaming license to develop and construct Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The Company expects to open Wynn Boston Harbor in mid-2019.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as a variable interest entity ("VIE") and of which the Company is determined to be the primary beneficiary. In April 2016, the Company dissolved its 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas, which was closed in October 2015 and accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $1.11 billion and $846.3 million as of December 31, 2016 and 2015, respectively, were invested in bank time deposits, money market funds and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1.34 billion and $1.23 billion as of December 31, 2016 and 2015, respectively.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of December 31, 2016 and 2015, 88.1% and 85.1%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Inventories

Inventories consist of retail merchandise and food and beverage items, which are stated at the lower of cost or market value and certain operating supplies. Cost is determined by the first-in, first-out, weighted average and specific identification methods.

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

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project using the weighted average cost of the Company's outstanding borrowings. Interest of $94.1 million, $53.3 million and $33.5 million was capitalized for the years ended December 31, 2016, 2015 and 2014, respectively.

Intangible Assets

The Company's indefinite-lived intangible assets consist primarily of water rights acquired as part of the original purchase price of the property on which Wynn Las Vegas is located, and trademarks. Indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually. The Company's finite-lived intangible assets consist primarily of its Macau gaming concession and Massachusetts gaming license. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

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

Deferred Financing Costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. Deferred financing costs incurred in connection with the issuance of the Company's revolving credit facilities are presented in noncurrent assets on the Consolidated Balance Sheets. All other deferred financing costs are presented as a direct reduction of long-term debt on the Consolidated Balance Sheets. See the Recently Issued and Adopted Accounting Standards section below for details on the presentation change of deferred financing costs. Approximately $18.1 million, $16.9 million and $12.6 million was amortized to interest expense during the years ended December 31, 2016, 2015 and 2014, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative Financial Instruments

Derivative financial instruments are used to manage interest rate and foreign currency exposures. These derivative financial instruments include interest rate swaps and foreign currency forward contracts. The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value affecting net income as the Company's derivative financial instruments do not qualify for hedge accounting.

Redemption Price Promissory Note

The Redemption Price Promissory Note (the "Redemption Note") is recorded at fair value in accordance with applicable accounting guidance. As of December 31, 2016 and 2015, the fair value of the Redemption Note was $1.82 billion and $1.88 billion, respectively. In determining this fair value, the Company estimated the Redemption Note's present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows, as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. ("Aruze"), Universal Entertainment Corporation and Mr. Kazuo Okada (collectively, the "Okada Parties") (see Note 17 "Commitments and Contingencies"); the outcome of ongoing investigations of Aruze by the U.S. Attorney's Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than its contractual life.

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

Casino revenues are measured by the aggregate net difference between gaming wins and losses. The commissions rebated directly or indirectly through games promoters to customers, cash discounts, other cash incentives and points earned by customers from the Company's loyalty programs are recorded as a reduction to casino revenues. Rooms, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income, which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated retail value of providing such promotional allowances is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Rooms	$211,822	$184,779	$199,896
Food and beverage	131,479	133,984	162,712
Entertainment, retail and other	26,757	23,975	26,596
	$370,058	$342,738	$389,204

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated cost of providing such promotional allowances, which is included primarily in casino expenses, is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Rooms	$63,448	$51,775	$54,981
Food and beverage	113,341	106,840	120,070
Entertainment, retail and other	17,170	14,414	14,977
	$193,959	$173,029	$190,028

Customer Loyalty Programs

The Company offers loyalty programs at both its Macau Operations and its Las Vegas Operations. Under the program at its Las Vegas Operations, customers earn points based on their level of slots play, which can be redeemed for free play. Under the program at its Macau Operations, customers earn points based on their level of table games and slots play, which can be redeemed for free play, gifts and complimentary dining and retail shopping. The points are recognized as a liability and as a separate element of the gaming transaction with allocation of the consideration received between the points and gaming transaction. The initial recognition of the point liability is at fair value based on points earned multiplied by redemption value, less an estimate for points not expected to be redeemed. The revenue from the points is recognized when redeemed.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company's gross gaming revenues and are recorded as casino expenses in the accompanying Consolidated Statements of Income. These taxes totaled $1.32 billion, $1.15 billion and $1.82 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are primarily included in general and administrative expenses. Total advertising costs were $37.0 million, $25.2 million and $23.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Pre-Opening Costs

Pre-opening costs represent personnel and other costs incurred prior to the opening of new ventures and are expensed as incurred. During the years ended December 31, 2016, 2015 and 2014, the Company incurred pre-opening costs primarily in connection with the development of Wynn Palace and Wynn Boston Harbor.

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

Foreign Currency

Gains or losses from foreign currency remeasurements are included in other income (expense) in the accompanying Consolidated Statements of Income. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Comprehensive Income

Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income (loss). Components of the Company's comprehensive income are reported in the accompanying Consolidated Statements of Stockholders' Equity and Consolidated Statements of Comprehensive Income. The balance of accumulated other comprehensive income consists of currency translation adjustments and net unrealized gains or losses on available-for-sale securities.

Fair Value Measurements

The Company measures certain of its financial assets and liabilities, at fair value on a recurring basis pursuant to accounting standards for fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	December 31, 2016	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,106,606	$3,868	$1,102,738	—
Available-for-sale securities	$301,460	—	$301,460	—
Restricted cash	$192,823	—	$192,823	—
Interest rate swaps	$1,056	—	$1,056	—

Liabilities:
Redemption Note	$1,819,359	—	$1,819,359	—

		Fair Value Measurements Using:
	December 31, 2015	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$846,281	$186	$846,095	—
Available-for-sale securities	$251,553	—	$251,553	—
Restricted cash	$2,060	$2,060	—	—
Interest rate swaps	$726	—	$726	—

Liabilities:
Redemption Note	$1,884,402	—	$1,884,402	—
Interest rate swaps	$108	—	$108	—

As of December 31, 2016, there were no cash equivalents categorized as Level 2 held in foreign currencies. As of December 31, 2015, 16% of the Company's cash equivalents categorized as Level 2 were deposits held in foreign currencies.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net income attributable to Wynn Resorts, Limited	$241,975	$195,290	$731,554

Denominator:
Weighted average common shares outstanding	101,445	101,163	100,927
Potential dilutive effect of stock options and restricted stock	410	508	1,004
Weighted average common and common equivalent shares outstanding	101,855	101,671	101,931

Net income attributable to Wynn Resorts, Limited per common share, basic	$2.39	$1.93	$7.25
Net income attributable to Wynn Resorts, Limited per common share, diluted	$2.38	$1.92	$7.18

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted earnings per share	758	677	26

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting standards which require the compensation cost relating to share-based payment transactions be recognized in the Company's Consolidated Statements of Income. The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award) net of estimated forfeitures. The Company's stock-based employee compensation arrangements are more fully discussed in Note 15 "Stock-Based Compensation."

Recently Issued and Adopted Accounting Standards

In November 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that changes the classification of restricted cash in the statement of cash flows. The new guidance requires that amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods and early application is permitted. The new guidance should be adopted on a retrospective basis. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In October 2016, the FASB issued an accounting standards update to require the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, rather than deferring such recognition until the asset is sold to an outside party. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods and early application is permitted. The amendments in the new guidance should be adopted on a retrospective basis. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In August 2016, the FASB issued an accounting standards update that clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. In particular, the new guidance clarifies the classification related to several types of cash flows; including items such as debt extinguishment costs and distributions received from equity method investees. The new guidance also provides a three-step approach for classifying cash receipts and payments that have aspects of more than one class of cash flows. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods and early application is permitted. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2016, the FASB issued an accounting standards update that involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2016, and interim periods within those fiscal periods and early application is permitted. The Company adopted this guidance on January 1, 2017, and does not expect the adoption of this update to have a material effect on its consolidated financial statements.

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

In April 2015, the FASB issued an accounting standards update that requires deferred financing costs related to a recognized debt liability to be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing costs are not affected by the amendments in this update. In August 2015, the FASB issued an accounting standards update that clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, deferred financing costs related to line-of-credit arrangements will continue to be presented as an asset and subsequently amortized ratably over the term of the arrangement. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2016, with retrospective application in the accompanying Consolidated Balance Sheet as of December 31, 2015. This change in accounting principle resulted in net deferred financing costs of $63.1 million incurred in connection with the issuance of the Company's long-term debt (excluding revolving credit facilities) being reclassified from noncurrent assets to a direct reduction of the long-term debt balance as of December 31, 2015. The presentation of the $41.3 million of net deferred financing costs incurred in connection with the issuance of the Company's revolving credit facilities as of December 31, 2015, are not affected by the adoption of this new accounting guidance and are included in other assets on the Consolidated Balance Sheets.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

guidance recognized at the date of initial application. In August 2015, the FASB issued an accounting standards update that defers the effective date of the new revenue recognition accounting guidance by one year, to annual and interim periods beginning after December 15, 2017. Early application is permitted for annual and interim periods beginning after December 15, 2016. The Company will adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements. The Company expects the goods and services provided to customers without charge currently included in both gross revenues and promotional allowances in the accompanying Consolidated Statements of Income will be presented on a net basis.

Prior Period Adjustments

During the three months ended March 31, 2016, the Company identified $21.9 million and $3.7 million of additional interest that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014, respectively. Considering both quantitative and qualitative factors, the Company determined the amounts were immaterial to any previously issued financial statements and to the full year results for 2016. Accordingly, the Company corrected these immaterial amounts during the first quarter of the year ended December 31, 2016, resulting in a decrease to interest expense of $25.6 million and increases to net income attributable to Wynn Resorts, Limited of $18.5 million and basic and diluted net income per common share of $0.18. Had these amounts been corrected in the appropriate periods, it would have resulted in a decrease to interest expense of $21.9 million and increases to net income attributable to Wynn Resorts, Limited of $15.8 million and basic and diluted net income per common share of $0.16, for the year ended December 31, 2015, and a decrease to interest expense of $3.7 million and increases to net income attributable to Wynn Resorts, Limited of $2.7 million and basic and diluted net income per common share of $0.03 and $0.02, respectively, for the year ended December 31, 2014.

Note 3 - Retail Joint Venture

On December 28, 2016, the Company formed a joint venture (the "Retail Joint Venture") with Crown to own and operate approximately 88,000 square feet of existing retail space at Wynn Las Vegas. In connection with the transaction, the Company transferred certain assets and liabilities with a net book value of $31.8 million associated with the existing Wynn Las Vegas retail stores from Wynn Las Vegas, LLC, to the Retail Joint Venture. The Company sold Crown a 49.9% ownership interest in the Retail Joint Venture for consideration of $292.0 million, which consisted of $217.0 million in cash and a $75.0 million interest-free note that matures in full on January 3, 2018. The cash proceeds will be used to fund future development opportunities and for general corporate purposes. Wynn Las Vegas, LLC transferred all interests as lessor in third-party retail store leases to the Retail Joint Venture as part of the transaction and the majority of the retail stores previously operated by Wynn Las Vegas, LLC are now operated under a master lease agreement between a newly formed retail entity owned by Wynn Resorts, as lessee, and the Retail Joint Venture, as lessor. The Company maintains a 50.1% ownership in the Retail Joint Venture and is the managing member. The Company’s responsibilities with respect to the Retail Joint Venture include day-to-day business operations, property management services and a role in the leasing decisions of the retail space.

Also in December 2016, the Company entered into an agreement with Crown to form a joint venture that will own approximately 73,000 square feet of additional retail space that is currently under construction at Wynn Las Vegas. Crown will pay the Company a fixed amount of $180.0 million for a 49.9% ownership interest in the new joint venture prior to the expected opening for business in the first quarter of 2018.

The Company assessed its ownership in the Retail Joint Venture based on consolidation accounting guidance with an evaluation being performed to determine if the Retail Joint Venture is a VIE, if the Company has a variable interest in the Retail Joint Venture and if the Company is the primary beneficiary of the Retail Joint Venture. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.

The Company concluded that the Retail Joint Venture is a VIE and the Company is the primary beneficiary based on its involvement in the leasing activities of the Retail Joint Venture. As a result, the Company consolidates all of the Retail Joint Venture’s assets, liabilities and results of operations. The Company will evaluate its primary beneficiary designation on an ongoing basis and will assess the appropriateness of the Retail Joint Venture’s VIE status when changes occur.

As of December 31, 2016, the Retail Joint Venture had total assets of $33.6 million and total liabilities of $2.1 million.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 - Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interests, in accumulated other comprehensive income of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Accumulated other comprehensive income
December 31, 2015	$2,343	$(1,251)	$1,092
Current period other comprehensive income (loss)	(130)	522	392
December 31, 2016	$2,213	$(729)	$1,484

Note 5 - Investment Securities

Investment securities consisted of the following (in thousands):

	December 31, 2016				December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$245,425	$19	$(720)	$244,724	$243,857	$—	$(1,243)	$242,614
Commercial paper	56,764	5	(33)	56,736	8,947	—	(8)	8,939
	$302,189	$24	$(753)	$301,460	$252,804	$—	$(1,251)	$251,553

For investments with unrealized losses as of December 31, 2016, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting date.

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

The fair value of these investment securities as of December 31, 2016, by contractual maturity, are as follows (in thousands):

Fair value
Available-for-sale securities
Due in one year or less	$173,437
Due after one year through two years	100,589
Due after two years through three years	27,434
$301,460

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 - Receivables, net

Receivables, net consisted of the following (in thousands):

	December 31,
	2016	2015
Casino	$211,557	$190,294
Hotel	21,897	20,661
Other	40,256	43,989
	273,710	254,944
Less: allowance for doubtful accounts	(54,742)	(67,057)
	$218,968	$187,887

Note 7 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Land and improvements	$834,420	$804,512
Buildings and improvements	7,623,069	3,975,419
Airplanes	179,730	194,412
Furniture, fixtures and equipment	2,181,515	1,809,938
Leasehold interest in land	316,516	316,681
Construction in progress	299,686	3,217,117
	11,434,936	10,318,079
Less: accumulated depreciation	(3,175,305)	(2,840,601)
	$8,259,631	$7,477,478

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $398.2 million, $317.8 million, and $311.6 million, respectively.

As of December 31, 2016, construction in progress consisted primarily of costs capitalized, including interest, for the construction of Wynn Boston Harbor.  As of December 31, 2015, construction in progress consisted primarily of costs capitalized, including interest, for the construction of Wynn Palace and Wynn Boston Harbor. On August 22, 2016, the Company opened Wynn Palace. Accordingly, amounts relating to Wynn Palace were transferred to the appropriate property and equipment categories.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8 - Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31,
	2016	2015
Indefinite-lived intangible assets:
Water rights	$6,400	$6,400
Trademarks	1,387	1,387
Total indefinite-lived intangible assets	7,787	7,787

Finite-lived intangible assets:
Macau Gaming Concession	42,300	42,300
Less: accumulated amortization	(29,199)	(26,815)
	13,101	15,485

Massachusetts Gaming License	92,700	87,700
Less: accumulated amortization	—	—
	92,700	87,700

Total finite-lived intangible assets	105,801	103,185
Total intangible assets, net	$113,588	$110,972

Water rights and trademarks are indefinite-lived assets and, accordingly, are not amortized. Water rights reflect the fair value allocation determined in the purchase of the property on which Wynn Las Vegas is located in April 2000. The value of the trademarks primarily represents the costs to acquire the "Le Rêve" name.

The Macau gaming concession is a finite-lived intangible asset that is being amortized over the 20-year life of the concession. The Company expects that amortization of the Macau gaming concession will be $2.4 million each year from 2017 through 2021, and $1.2 million in 2022.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2016	2015
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility (as amended September 2015), due September 2021; interest at LIBOR or HIBOR plus 1.50%—2.25% (2.76% and 2.08% as of December 31, 2016 and 2015, respectively), net of debt issuance costs and original issue discount of $28,091 and $35,112 as of December 31, 2016 and 2015, respectively.	$2,278,682	$2,272,200
Senior Revolving Credit Facility (as amended September 2015), due September 2020; interest at LIBOR or HIBOR plus 1.50%—2.25% (2.75% and 2.07% as of December 31, 2016 and 2015, respectively)	340,846	431,172
5 1/4% Senior Notes, due October 15, 2021, net of debt issuance costs and original issue premium of $6,709 and $7,896 as of December 31, 2016 and 2015, respectively	1,343,291	1,342,104
WML Finance Revolving Credit Facility, due July 2018; interest at 1.50%	189,651	—
U.S. and Corporate Related:
Wynn America Credit Facilities:
Senior Term Loan Facility, due November 2020; interest at base rate plus 0.75% or LIBOR plus 1.75% (2.52% and 1.99% as of December 31, 2016 and 2015, respectively), net of debt issuance costs of $15,436 and $15,712 as of December 31, 2016 and 2015, respectively	984,564	54,288
5 3/8% First Mortgage Notes, due March 15, 2022, net of debt issuance costs of $6,709 and $7,791 as of December 31, 2016 and 2015, respectively	893,291	892,209
4 1/4% Senior Notes, due May 30, 2023, net of debt issuance costs of $2,819 and $3,183 as of December 31, 2016 and 2015, respectively	497,181	496,817
5 1/2% Senior Notes, due March 1, 2025, net of debt issuance costs of $21,513 and $23,527 as of December 31, 2016 and 2015, respectively	1,778,487	1,776,473
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%, net of fair value adjustment of $117,085 and $52,041 as of December 31, 2016 and 2015, respectively	1,819,359	1,884,402
	10,125,352	9,149,665
Current portion of long-term debt	—	—
	$10,125,352	$9,149,665

Macau Related Debt

Wynn Macau Credit Facilities

The Company's credit facilities include a $2.30 billion equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan Facility") and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility" and together with the Wynn Macau Senior Term Loan Facility, the "Wynn Macau Credit Facilities"). The borrower is Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of WML. As of December 31, 2016, the Company had $409.2 million of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility. Wynn Macau SA has the ability to upsize the Wynn Macau Credit Facilities by an additional $1 billion in equivalent senior secured loans upon satisfaction of various conditions.
Borrowings under the Wynn Macau Credit Facilities consist of both United States dollar and Hong Kong dollar tranches and were used to refinance Wynn Macau SA's existing indebtedness and fund the construction and development of Wynn Palace and will be used for general corporate purposes.
On September 30, 2015, the Wynn Macau Credit Facilities were amended, to, among other things, increase borrowing capacity and extend maturity dates. Upon closing the amendment, the Company received proceeds of $2.27 billion, net of deferred financing costs, from the Wynn Macau Senior Term Loan Facility. The proceeds were used to repay $953.3 million in

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

outstanding borrowing under the senior secured term loan facility dated July 30, 2012, and $815.8 million in outstanding borrowings under the senior secured revolving credit facility dated July 30, 2012. In connection with the amendment, the Company expensed $2.1 million of unamortized deferred financing costs that are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income.
The Wynn Macau Senior Term Loan Facility is repayable in graduating installments of between 2.50% to 7.33% of the principal amount on a quarterly basis commencing December 2018, with a final installment of 50% of the principal amount repayable in September 2021. The Wynn Macau Senior Revolving Credit Facility will mature in September 2020, at which time any outstanding borrowings must be repaid. The Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.50% to 2.25% per annum based on Wynn Macau SA's Leverage Ratio (as defined in the Wynn Macau Credit Facilities). The commitment fee required to be paid for unborrowed amounts under the Wynn Macau Senior Revolving Credit Facility, if any, is between 0.52% and 0.79%, per annum, based on Wynn Macau SA's Leverage Ratio. The annual commitment fee is payable quarterly in arrears and is calculated based on the daily average of the unborrowed amounts.
The Wynn Macau Credit Facilities contain a requirement that Wynn Macau SA must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If Wynn Macau SA's Leverage Ratio is greater than 4.5 to 1, then 25% of Excess Cash Flow (as defined in the Wynn Macau Credit Facilities) must be used for prepayment of indebtedness and cancellation of available borrowings under the Wynn Macau Credit Facilities. There is no mandatory prepayment in respect of Excess Cash Flow if Wynn Macau SA's Leverage Ratio is equal to or less than 4.5 to 1. The Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sale and leaseback transactions, the ability to dispose of assets, and making loans or other investments. In addition, Wynn Macau SA is required by the financial covenants to maintain a Leverage Ratio of not greater than 5.5 to 1 for the fiscal year ending December 31, 2016, and an Interest Coverage Ratio (as defined in the Wynn Macau Credit Facilities) of not less than 2.00 to 1 at any time.
Borrowings under the Wynn Macau Credit Facilities are guaranteed by Palo Real Estate Company Limited ("Palo"), a subsidiary of Wynn Macau SA, and by certain subsidiaries of the Company that own equity interests in Wynn Macau SA, and are secured by substantially all of the assets of Wynn Macau SA and Palo, and the equity interests in Wynn Macau SA. Borrowings under the Wynn Macau Credit Facilities are not guaranteed by the Company or WML.
In connection with the gaming concession contract of Wynn Macau SA, Wynn Macau SA entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino, S.A. ("BNU") for the benefit of the Macau government. This guarantee assures Wynn Macau SA's performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement and the payment of any gaming taxes. As of December 31, 2016, the guarantee was in the amount of 300 million Macau patacas ("MOP") (approximately $37.6 million) and will remain at such amount until 180 days after the end of the term of the concession agreement in 2022. BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Wynn Macau Credit Facilities, Wynn Macau SA is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee of MOP 2.3 million (approximately $0.3 million).

5 1/4% Senior Notes due 2021

On March 20, 2014, WML issued $750 million aggregate principal amount of 5 1/4% Senior Notes due 2021 (the "Additional 2021 Notes"), which were consolidated and form a single series with the $600 million aggregate principal amount of 5 1/4% Senior Notes due 2021 issued by WML on October 16, 2013 (the "Original 2021 Notes" and together with the "Additional 2021 Notes," the "2021 Notes"). The aggregate principal amount of the 2021 Notes is $1.35 billion.

Upon issuance of the Additional 2021 Notes in March 2014, WML received net proceeds of $748.8 million after adding the original issue premium and deducting commissions and expenses of the offering.

The 2021 Notes bear interest at the rate of 5 1/4% per annum and mature on October 15, 2021. Interest on the 2021 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2014. At any time on or before October 14, 2016, WML may redeem the 2021 Notes, in whole or in part, at a redemption price equal to the greater of (a) 100% of the aggregate principal amount of the 2021 Notes or (b) a "make-whole" amount as determined by an independent investment banker in accordance with the terms of the indenture for the 2021 Notes, dated as of October 16, 2013 (the "WML Indenture"). In either case, the redemption price would include accrued and unpaid interest. In addition, on or after

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

October 15, 2016, WML may redeem the 2021 Notes, in whole or in part, at a premium decreasing annually from 103.94% of the principal amount to zero, plus accrued and unpaid interest. If WML undergoes a Change of Control (as defined in the WML Indenture), it must offer to repurchase the 2021 Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. In addition, the Company may redeem the 2021 Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, in response to any change in or amendment to certain tax laws or tax positions. Further, if a holder or beneficial owner of the 2021 Notes fails to meet certain requirements imposed by any Gaming Authority (as defined in the WML Indenture), WML may require the holder or beneficial owner to dispose of or redeem its 2021 Notes.

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

WML Finance Revolving Credit Facility
On July 18, 2016, the Company entered into a HK$1.55 billion (approximately $199.7 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility") under which WML Finance I, Limited, an indirect subsidiary of WML, is the borrower. Borrowings under the WML Finance Credit Facility are in Hong Kong dollars and are used for working capital requirements and general corporate purposes. As of December 31, 2016, the Company had $309.4 million of available borrowing capacity under the WML Finance Credit Facility.
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
On October 25, 2016, the Company amended the WML Finance Credit Facility to increase the principal amount up to HK$3.87 billion (approximately $499.0 million). The terms of borrowing for the increased principal amount under the amendment are equivalent to the terms of the original credit agreement, including the requirement for cash collateral to be deposited and pledged with the lender, and interest borne at the same rate as described above.
Subsequent to December 31, 2016, the Company repaid the $189.7 million outstanding borrowings under the WML Finance Credit Facility.
U.S. and Corporate Related Debt

Wynn America Credit Facilities

The Company's credit facilities include a fully funded $1.0 billion senior secured term loan facility and a $375 million secured revolving credit facility (the "Wynn America Credit Facilities"). The borrower is Wynn America, LLC ("Wynn America"), an indirect wholly owned subsidiary of Wynn Resorts, Limited. The Company expects to use the proceeds primarily to fund the development, construction and pre-opening expenses of Wynn Boston Harbor and for general corporate purposes.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has executed amendments to extend the available borrowing periods. Most recently, on June 30, 2016, the Company amended the Wynn America Credit Facilities to extend the available borrowing period for the majority of the existing $875 million senior secured term loan facility (the "WA Senior Term Loan Facility I") from June 30, 2016 to December 31, 2016. In addition, on July 1, 2016, the Company amended the Wynn America Credit Facilities to increase the WA Senior Term Loan Facility I by a principal amount of $125 million with the available borrowing period ending on December 31, 2016 (such increase, the "WA Senior Term Loan Facility II" and together with WA Senior Term Loan Facility I, the "WA Senior Term Loan Facilities"). The Company paid customary fees and expenses in connection with these amendments.

As of December 31, 2016, the Company had available borrowing capacity of $361.3 million under the senior secured revolving credit facility ("WA Senior Revolving Credit Facility"), net of $13.7 million in outstanding letters of credit.

The WA Senior Revolving Credit Facility matures in November 2019. WA Senior Term Loan Facility I is repayable in quarterly installments of $21.9 million commencing June 2018, with a final installment of $656.3 million repayable in November 2020. WA Senior Term Loan Facility II has no required scheduled repayments until maturity in November 2020. Subject to certain exceptions, the Wynn America Credit Facilities bear interest at either base rate plus 0.75% per annum or LIBOR plus 1.75% per annum. The annual fee required to pay for unborrowed amounts, if any, is 0.30% per annum, payable quarterly in arrears, calculated based on the daily average of the unborrowed amounts under such credit facilities.

The Wynn America Credit Facilities contain customary representations and warranties, events of default and negative and affirmative covenants, including, among other things, limitations on: indebtedness; investments; restricted payments; mergers and acquisitions; payment of indebtedness; negative pledges; liens; transactions with affiliates and sales of assets. In addition, Wynn America is subject to financial covenants including maintaining a Maximum Consolidated Senior Secured Net Leverage Ratio and a Minimum Consolidated EBITDA, each as defined in the Wynn America Credit Facilities. Commencing with the second full fiscal quarter ending after the fiscal quarter in which the opening of Wynn Boston Harbor occurs, the Maximum Consolidated Senior Secured Net Leverage Ratio is not to exceed 2.75 to 1. Commencing with the fiscal quarter ending December 31, 2015, the Minimum Consolidated EBITDA is not to be less than $200.0 million.

The Company has provided a completion guaranty in favor of the lenders under the Wynn America Credit Facilities to support the development of Wynn Boston Harbor.

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

5 3/8% First Mortgage Notes due 2022

In March 2012, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. ("Capital Corp."), an indirect wholly owned subsidiary of Wynn Resorts (together, the "Issuers") issued, in a private offering, $900 million aggregate principal amount of 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes"). A portion of the proceeds was used to repay all amounts outstanding under the Wynn Las Vegas, LLC term loan facilities. In October 2012, the Issuers commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act. The exchange offer closed on November 6, 2012. Interest is due on the 2022 Notes on March 15 and September 15 of each year. Commencing March 15, 2017, the 2022 Notes are redeemable at the Issuers' option at a price equal to 102.688% of the principal amount redeemed and the premium over the principal amount declines ratably on March 15 of each year thereafter to zero on or after March 15, 2020. The 2022 Notes are senior obligations of the Issuers and are unsecured (except by the first priority pledge by Wynn Las Vegas Holdings, LLC ("WLVH"), a direct wholly owned subsidiary of Wynn America, of its equity interests in Wynn Las Vegas, LLC). The Issuers' obligations under the 2022 Notes rank pari passu in right of payment with the 2023 Notes and 2025 Notes (each as defined below). The 2022 Notes are not guaranteed by any of the Company's subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 2022 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 2022 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC's ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

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

The 2023 Notes will mature on May 30, 2023 and bear interest at the rate of 4 1/4% per annum. The Issuers may, at their option, redeem the 2023 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for the 2023 Notes that are redeemed before February 28, 2023 will be equal to the greater of (a) 100% of the principal amount of the 2023 Notes to be redeemed or (b) a "make-whole" amount described in the 2023 Indenture, plus in either case accrued and unpaid interest to, but not including, the redemption date. The redemption price for the 2023 Notes that are redeemed on or after February 28, 2023 will be equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2023 Notes at 101% of the principal amount, plus accrued and unpaid interest to but not including the repurchase date. The 2023 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2023 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 2022 Notes and 2025 Notes (as defined below). The 2023 Notes are unsecured (except by the first priority pledge by WLVH of its equity interests in Wynn Las Vegas, LLC). Such equity interests in Wynn Las Vegas, LLC also secure the Issuers' 2022 Notes and 2025 Notes. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

The 2023 Notes are jointly and severally guaranteed by all of the Issuers' subsidiaries, other than Capital Corp., which was a co-issuer (the "Guarantors"). The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors' existing and future secured debt (to the extent of the collateral securing such debt).

The 2023 Indenture contains covenants limiting the Issuers' and the Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

Events of default under the 2023 Indenture include, among others, the following: default for 30 days in the payment of interest when due on the 2023 Notes; default in payment of the principal when due, or premium, if any, on the 2023 Notes; failure to comply with certain covenants in the 2023 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any Guarantor, all 2023 Notes then outstanding will become due and payable immediately without further action or notice.

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
The 2025 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 2022 Notes and 2023 Notes (together, the "Existing Notes"). The 2025 Notes are unsecured (except by the first priority pledge by WLVH of its equity interests in Wynn Las Vegas, LLC). Such equity interests in Wynn Las Vegas, LLC also secure the Existing Notes. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 Notes will be released.
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
Events of default under the 2025 Indenture include, among others, the following: default for 30 days in the payment of interest when due on the 2025 Notes; default in payment of the principal when due, or premium, if any, on the 2025 Notes; failure to comply with certain covenants in the 2025 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any Guarantor, all 2025 Notes then outstanding will become due and payable immediately without further action or notice.

The 2023 Notes and 2025 Notes were offered pursuant to an exemption under the Securities Act. The 2023 Notes and 2025 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act or outside the United States to certain persons in reliance on Regulation S under the Securities Act. The 2023 Notes and 2025 Notes have not been and will not be registered under the Securities Act or under any state securities laws. Therefore, the 2023 Notes and 2025 Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

First Mortgage Notes due 2020
On February 10, 2015, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amounts of the 2020 Notes. The premium portion of the aggregate total consideration was $98.9 million and was recorded as a loss on extinguishment of debt in the accompanying Consolidated Statements of Income. In connection with the cash tender, the Company expensed $17.2 million of unamortized deferred financing costs and original issue discount related to the 2020 Notes and incurred other fees of $0.1 million that are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income.

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

During the year ended December 31, 2014, Wynn Las Vegas, LLC repurchased and canceled $98.4 million in principal, plus interest, of the 2020 Notes through the open market. The Company incurred $9.6 million in expenses associated primarily with the premium paid for the repurchases and unamortized deferred financing costs included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Redemption Price Promissory Note

Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, the Company redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock. Following a finding of "unsuitability," Wynn Resorts' articles of incorporation authorize redemption of the shares held by unsuitable persons at a "fair value" redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then-current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze under the terms of the Stockholders Agreement (as defined below). Pursuant to its articles of incorporation, the Company issued the Redemption Note to Aruze, a former stockholder and related party, in redemption of the shares. The Redemption Note has a principal amount of approximately $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of the Company or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

The Company recorded the Redemption Note at fair value in accordance with applicable accounting guidance. As of December 31, 2016 and 2015, the fair value of the Redemption Note was $1.82 billion and $1.88 billion, respectively.

The Okada Parties have challenged the redemption of Aruze's shares and the Company is currently involved in litigation with those parties as well as related litigation. See further discussion in Note 17 "Commitments and Contingencies."

On each of February 14, 2013 and February 13, 2014, the Company issued a check to Aruze in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. In February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the clerk of the court for deposit into the clerk's trust account. On March 17, 2014, the parties stipulated that the checks be returned to the Company for reissue in the same amounts, payable to the clerk of the court for deposit into the clerk's trust account. Pursuant to the stipulation, on March 20, 2014, the Company delivered to the clerk of the court the reissued checks that were deposited into the clerk's trust account and filed a notice with the court with respect to the same. On each of February 13, 2015, February 12, 2016, and February 13, 2017, the Company issued a check for the interest payment due at those times to the clerk of the court for deposit into the clerk's trust account.

Cross Claim

As further discussed in Note 17 "Commitments and Contingencies," on June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. On March 28, 2016, Elaine Wynn filed an amended cross claim which added Wynn Resorts and Wynn Resorts' General Counsel (together with Mr. Wynn, the "Wynn Cross Defendants") as cross defendants. On May 5, 2016, the court granted Wynn Resorts' and Wynn Resorts' General Counsel's motions to dismiss. The 2023 Indenture provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of the Company than is beneficially owned by any other person, a change of control will have occurred. The 2025 Indenture provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If the Stockholders Agreement is determined not to be enforceable pursuant to Elaine Wynn's cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas, LLC debt documents. Under the 2023 Indenture and the 2025 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 2023 Notes or the 2025 Notes, as applicable, are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is continuing to oppose Elaine Wynn's cross claim.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Covenant Compliance

As of December 31, 2016, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of December 31, 2016 and 2015, was approximately $7.35 billion and $6.86 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $8.39 billion and $7.36 billion, respectively. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). See Note 2 "Summary of Significant Accounting Policies" for discussion on the estimated fair value of the Redemption Note.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2016 are as follows (in thousands):

Years Ending December 31,
2018	$312,945
2019	364,313
2020	1,668,300
2021	2,841,713
Thereafter	5,136,443
10,323,714
Fair value adjustment	(117,085)
Debt issuance costs, premiums and discounts, net	(81,277)
$10,125,352

Note 10 - Derivative Financial Instruments

The Company has entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modify the Company's exposure to interest rate risk by converting a portion of the Company's floating-rate debt to a fixed rate. These interest rate swaps essentially fix the interest rate at the percentages noted below; however, changes in the fair value of the interest rate swaps for each reporting period have been recorded as a change in interest rate swap fair value in the accompanying Consolidated Statements of Income, as the interest rate swaps do not qualify for hedge accounting.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

rate swap fixes the all-in interest rate on such amounts at 2.18% to 2.93%. This interest rate swap agreement matures in July 2017.

As of December 31, 2016, interest rate swaps of $1.1 million were included in prepaid expenses and other in the accompanying Consolidated Balance Sheets. As of December 31, 2015, interest rate swaps of $0.7 million were included in other assets and $0.1 million were included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Note 11 - Related Party Transactions

Related Party Share Redemption

Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, the Company redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock. Following a finding of "unsuitability," Wynn Resorts' articles of incorporation authorize redemption of the shares held by unsuitable persons at a "fair value" redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then-current trading price was appropriate because of, among other things, restrictions on most of the shares which were subject to the terms of an existing stockholder agreement. Pursuant to its articles of incorporation, the Company issued the Redemption Note to Aruze, a former stockholder and related party, in redemption of the shares. The Okada Parties have challenged the redemption of Aruze's shares and the Company is currently involved in litigation with those parties as well as related shareholder derivative litigation. The outcome of these various proceedings cannot be predicted. The Company's claims and the Okada Parties' counterclaims are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on our financial condition.

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer ("Mr. Wynn"), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of December 31, 2016 and 2015, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of $0.3 million and $1.0 million, respectively.

Villa Lease

Mr. Wynn currently leases property at Wynn Las Vegas for use as his personal residence and pays Wynn Las Vegas, LLC annual rent at its fair market value of the accommodations based on independent third-party expert opinions of value. Pursuant to the 2013 Second Amended and Restated Agreement of Lease, as amended (the “Second A&R Lease”), Mr. Wynn leased three fairway villas as his personal residence and paid $525,000 per year from November 5, 2013 through February 28, 2015, and $559,295 per year from March 1, 2015 through November 3, 2016. In December 2016, Mr. Wynn and Wynn Las Vegas, LLC replaced the Second A&R Lease with a Third Amended and Restated Agreement of Lease, which was effective November 3, 2016 (the “Third A&R Lease”), to reduce the space leased to Mr. Wynn as his personal residence and to adjust the annual rent paid to $305,680 per year. The lease, including each amendment and restatement, have been approved by the Audit Committee of the Board of Directors of Wynn Resorts and provides that Wynn Las Vegas, LLC pays for all capital improvements to the villas; certain services for, and maintenance of, the villas are included in the annual rent; and the annual rent will be re-determined every two years during the term of the lease.

Home Purchase

In May 2010, the Company entered into an employment agreement with Linda Chen, who is the Chief Operating Officer of Wynn Macau. The term of the employment agreement is through February 24, 2020. Under the terms of the employment agreement, the Company purchased a home in Macau for use by Ms. Chen and has made renovations to the home with total costs of $9.4 million through December 31, 2016. Upon the occurrence of certain events set forth below, Ms. Chen has the option to purchase the home at the then fair market value of the home (as determined by an independent appraiser) less a discount equal to ten percentage points multiplied by each anniversary of the term of the agreement that has occurred (the "Discount Percentage"). The option is exercisable for (a) no consideration at the end of the term, (b) $1.00 in the event of

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

termination of Ms. Chen's employment without "cause" or termination of Ms. Chen's employment for "good reason" following a "change of control" or (c) at a price based on the applicable Discount Percentage in the event Ms. Chen terminates the agreement due to material breach by the Company. Upon Ms. Chen's termination for "cause," Ms. Chen will be deemed to have elected to purchase the Macau home based on the applicable Discount Percentage unless the Company determines to not require Ms. Chen to purchase the home. If Ms. Chen's employment terminates for any other reason before the expiration of the term (e.g., because of her death or disability or due to revocation of her gaming license), the option will terminate.

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

Note 12 - Stockholders' Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"). As of December 31, 2016 and 2015, 101,799,471 shares and 101,571,909 shares, respectively, of the Company's Common Stock were outstanding. Except as otherwise provided by the Company's articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

The Board of Directors of Wynn Resorts has authorized an equity repurchase program of up to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. As of December 31, 2016, the Company had repurchased a cumulative total of 12,804,954 shares of the Company's Common Stock for a net cost of $1.1 billion under the program. Under the repurchase program, there were no repurchases made during the years ended December 31, 2016, 2015 and 2014.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2016, 2015 and 2014, the Company withheld a total of 198,942 shares, 50,869 shares and 9,578 shares, respectively, in satisfaction of tax withholding obligations on vested restricted stock.

In February 2016, May 2016, August 2016, and November 2016, the Company paid a cash dividend of $0.50 per share. During the year ended December 31, 2016, the Company recorded $202.2 million as a reduction of retained earnings from cash dividends declared.

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

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of undesignated preferred stock, $0.01 par value per share (the "Preferred Stock"). As of December 31, 2016, the Company had not issued any Preferred Stock. The Board of Directors, without further action by the holders of Common Stock, may designate and issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. The issuance of such shares of Preferred Stock could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could also have the effect of delaying or preventing a change of control of the Company or other corporate action.

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

Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, Wynn Resorts redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock. For more information, refer to Note 17 "Commitments and Contingencies."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13 - Noncontrolling Interests

WML

In October 2009, WML, an indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau and Wynn Palace, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited through an initial public offering. The Company currently owns approximately 72% of this subsidiary's common stock. The shares of WML were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act, or an applicable exception from such registration requirements.

On April 27, 2016, WML paid a dividend of HK$0.60 per share for a total of $401.9 million. The Company's share of this dividend was $290.1 million with a reduction of $111.8 million to noncontrolling interests in the accompanying Consolidated Balance Sheets.

On March 31, 2015, WML paid a dividend of HK$1.05 per share for a total of $702.6 million. The Company's share of this dividend was $507.1 million with a reduction of $195.5 million to noncontrolling interests in the accompanying Consolidated Balance Sheets.

On September 23, 2014, WML paid a dividend of HK$0.70 per share for a total of $469.2 million.  The Company's share of this dividend was $338.7 million with a reduction of $130.6 million to noncontrolling interests in the accompanying Consolidated Balance Sheets.

On June 6, 2014, WML paid a dividend of HK$0.98 per share for a total of $655.8 million. The Company's share of this dividend was $474.0 million with a reduction of $181.8 million to noncontrolling interests in the accompanying Consolidated Balance Sheets.

Other

On December 28, 2016, the Company sold a 49.9% interest in the Retail Joint Venture to Crown for consideration of $292.0 million. For more information on the transaction, see Note 3, “Retail Joint Venture.” In connection with this transaction, the Company recorded $15.9 million of noncontrolling interest in the accompanying Consolidated Balance Sheets.

Note 14 - Benefit Plans

Defined contribution plans

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matches 50% of employee contributions, up to 6% of employees' eligible compensation, with a one-time annual matching cap per employee of $1,200 and $750 for the years ended December 31, 2015 and 2014, respectively. There was no matching cap for the year ended December 31, 2016. During the years ended December 31, 2016, 2015 and 2014, the Company recorded matching contribution expenses of $6.1 million, $3.2 million and $2.0 million respectively.

Wynn Macau also operates a defined contribution retirement benefits plan (the "Wynn Macau Plan"). Eligible employees are allowed to contribute 5% of their salary to the Wynn Macau Plan and the Company matches any contributions. The assets of the Wynn Macau Plan are held separately from those of the Company in an independently administered fund. The Company's matching contributions vest to the employee at 10% per year with full vesting in ten years. Forfeitures of unvested contributions are used to reduce the Company's liability for its contributions payable. During the years ended December 31, 2016, 2015 and 2014, the Company recorded matching contribution expenses of $12.9 million, $11.2 million and $8.7 million, respectively.

Multi-employer pension plan

Wynn Las Vegas, LLC contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement. The collective-bargaining agreement that covers these union-represented employees was set to expire in July 2015. An extension was in place until February 2017 when the Company entered into a new collective bargaining agreement, which expires July 2021. The

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the "Plan") (EIN: 88-6016617 Plan Number: 1). The Company recorded an expense of $9.3 million, $9.4 million and $9.2 million for contributions to the Plan for the years ended December 31, 2016, 2015 and 2014, respectively. For the 2015 plan year, the most recent for which plan data is available, the Company's contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on information the Company received from the Plan, it was certified to be in neither endangered nor critical status for the 2015 plan year. Risks of participating in a multi-employer plan differ from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

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

As of December 31, 2016, the Company had an aggregate of 3,872,121 shares of its common stock available for grant as share-based awards under the Omnibus Plan.

Stock Options

The summary of stock option activity under the plans for the year ended December 31, 2016 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	1,370,260	$81.49
Granted	10,000	$97.10
Exercised	(74,000)	$47.12
Forfeited or expired	—	$—
Outstanding as of December 31, 2016	1,306,260	$83.56	2.60	$23,139,020
Fully vested and expected to vest as of December 31, 2016	1,304,109	$83.58	2.60	$23,072,465
Exercisable as of December 31, 2016	1,007,758	$89.72	2.47	$13,094,570

The following is provided for stock options from the plans (in thousands, except weighted average grant date fair value):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2016	2015	2014
Weighted average grant date fair value	$34.90	$31.83	$58.03
Intrinsic value of stock options exercised	$3,657	$1,684	$30,485
Cash received from the exercise of stock options	$3,487	$3,026	$11,086

As of December 31, 2016, there was a total of $6.9 million of unamortized compensation related to stock options, which is expected to be recognized over a weighted average period of 2.2 years.

Nonvested shares

The summary of nonvested share activity under the plans for the year ended December 31, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2016	354,206	$118.61
Granted	412,504	63.56
Vested	(554,954)	78.84
Forfeited	(60,000)	124.32
Nonvested as of December 31, 2016	151,756	$112.14

The following is provided for the share award vesting from the plans (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2016	2015	2014
Weighted average grant date fair value	$63.56	$145.92	$209.92
Fair value of shares vested	$39,380	$22,877	$9,430

As of December 31, 2016, there was a total of $12.2 million of unamortized compensation related to nonvested shares, which is expected to be recognized over a weighted average period of 3.8 years.

Wynn Macau, Limited

The Company's majority-owned subsidiary, WML, has two stock-based compensation plans that provide awards based on shares of WML's common stock. The shares available for issuance under these plans are separate and distinct from the common stock of Wynn Resorts' share plan and are not available for issuance for any awards under the Wynn Resorts share plan.

Share Option Plan

WML adopted a stock incentive plan, effective September 16, 2009, for the grant of stock options to purchase shares of WML to eligible directors and employees of its subsidiaries (the "Share Option Plan"). The Share Option Plan is administered by WML's Board of Directors, which has the discretion on the vesting and service requirements, exercise price, performance targets to exercise if applicable and other conditions, subject to certain limits. A maximum of 518,750,000 shares have been reserved for issuance under the Share Option Plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The summary of stock option activity under the plan for the year ended December 31, 2016 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	4,358,000	$2.63
Granted	1,932,000	$1.49
Exercised	—	$—
Outstanding as of December 31, 2016	6,290,000	$2.28	7.3	$—
Fully vested and expected to vest as of December 31, 2016	6,290,000	$2.28	7.3	$—
Exercisable as of December 31, 2016	2,485,200	$2.60	5.4	$—

The following is provided for stock options from the Share Option Plan (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2016	2015	2014
Weighted average grant date fair value	$0.31	$0.47	$0.94
Intrinsic value of stock options exercised	$—	$—	$1,134
Cash received from the exercise of stock options	$—	$—	$773

As of December 31, 2016, there was a total of $1.4 million of unamortized compensation related to stock options, which is expected to be recognized over a weighted average period of 3.2 years.

Share Award Plan

On June 30, 2014, the Company's majority-owned subsidiary, WML, approved and adopted the WML Employee Ownership Scheme (the "Share Award Plan"). The Share Award Plan allows for the grant of nonvested shares of WML's common stock to eligible employees. The Share Award Plan is administered by WML's Board of Directors and has been mandated under the plan to allot, issue and process the transfer of a maximum of 50,000,000 shares. The Board of Directors has discretion on the vesting and service requirements, exercise price and other conditions, subject to certain limits.

The summary of nonvested share activity under the Share Award Plan for the year ended December 31, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2016	8,446,838	$3.54
Granted	6,599,024	$1.38
Vested	—	$—
Forfeited	(1,036,728)	$2.41
Nonvested as of December 31, 2016	14,009,134	$2.61

The weighted average grant date fair value was $1.38, $1.95 and $3.81 for nonvested shares awarded during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, no shares have vested under the Share Award Plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Compensation Cost

The total compensation cost for stock-based compensation plans is allocated as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Casino	$11,304	$9,858	$8,360
Rooms	374	318	216
Food and beverage	1,060	1,050	753
Entertainment, retail and other	82	82	55
General and administrative	30,398	26,978	29,770
Pre-opening costs	504	189	42
Total stock-based compensation expense	43,722	38,475	39,196
Total stock-based compensation capitalized	92	350	5,710
Total stock-based compensation costs	$43,814	$38,825	$44,906

Certain members of the Company’s executive management team receive a portion of their annual incentive bonus in shares of the Company’s stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. For the year ended December 31, 2016, the Company recorded $19.2 million of stock-based compensation expense associated with these awards. The Company settled this obligation by issuing immediately vested shares in January 2017.
During the first quarter of 2014, the Company capitalized $5.5 million of stock-based compensation into construction for a restricted stock award granted, which immediately vested. The restricted stock award was granted to an employee of the Company's design, development and construction subsidiary and will be amortized over the useful life of the related asset.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized income tax benefits in the Consolidated Statements of Income of $10.4 million, $8.3 million and $9.6 million, respectively, related to stock-based compensation expense. Additionally, during the years ended December 31, 2016, 2015 and 2014, the Company realized tax benefits of $6.7 million, $6.7 million and $12.6 million, respectively, related to stock option exercises and restricted stock vests that occurred in those years.
The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock options. Dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant. Expected volatility is based on implied and historical factors related to the Company's common stock. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve for stock options issued under the Wynn Resorts' plans and the Hong Kong Exchange Fund rates for stock options issued under the Share Option Plan, both at the time of grant for the period equal to the expected term. Expected term represents the weighted average time between the option's grant date and its exercise date. The Company used historical award exercise activity and termination activity in estimating the expected term for the Wynn Resorts plans and WML's Share Option Plan.

The fair value of stock options granted under Wynn Resorts' stock-based compensation plans were estimated on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2016	2015	2014
Expected dividend yield	2.0%	3.6%	4.0%
Expected volatility	45.4%	44.1%	43.3%
Risk-free interest rate	1.1%	1.3%	1.6%
Expected term (years)	6.0	6.0	6.5

The fair value of stock options granted under WML's Share Option Plan was estimated on the date of grant using the following weighted average assumptions:

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2016	2015	2014
Expected dividend yield	6.3%	5.0%	5.0%
Expected volatility	42.6%	41.3%	40.9%
Risk-free interest rate	1.0%	1.3%	1.1%
Expected term (years)	6.5	6.5	6.5

Note 16 - Income Taxes

Consolidated income before taxes for domestic and foreign operations consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$90,900	$(21,880)	$122,974
Foreign	219,697	311,127	835,888
Total	$310,597	$289,247	$958,862

The income tax provision (benefit) attributable to income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current
Federal	$60	$(819)	$2,260
State	79	—	—
Foreign	1,633	2,044	2,043
	1,772	1,225	4,303
Deferred
Federal	5,081	3,505	(13,286)
State	1,275	4,100	4,094
Foreign	—	(1,107)	1,107
	6,356	6,498	(8,085)
Total	$8,128	$7,723	$(3,782)

The income tax provision (benefit) differs from that computed at the federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(14.5)%	(21.0)%	(19.1)%
Non-taxable foreign income	(20.7)%	(23.1)%	(13.1)%
Foreign tax credits, net of valuation allowance	(61.5)%	(93.2)%	(95.2)%
Repatriation of foreign earnings	51.6%	97.9%	88.0%
Other, net	5.2%	2.7%	2.9%
Valuation allowance, other	7.5%	4.4%	1.1%
Effective tax rate	2.6%	2.7%	(0.4)%

On November 30, 2010, Wynn Macau SA received an exemption from Macau's 12% Complementary Tax on casino gaming profits, thereby exempting the casino gaming profits of Wynn Macau SA through December 31, 2015. In October 2015, Wynn Macau SA received an additional 5-year exemption, effective January 1, 2016, from Macau's Complementary Tax on casino gaming profits through December 31, 2020. Accordingly, for the years ended December 31, 2016, 2015 and 2014, the Company was exempted from the payment of $27.3 million, $41.6 million and $99.4 million in such taxes or $0.27, $0.41

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and $0.98 per share, respectively. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

In July 2011, Wynn Macau SA received an extension of its agreement with the Macau government that provides for an annual payment of MOP 15.5 million (approximately $1.9 million) as complementary tax otherwise due by shareholders of Wynn Macau SA on dividend distributions through 2015. In August 2016, Wynn Macau SA received an extension of the agreement for an additional five years applicable to tax years 2016 through 2020.  The extension agreement provides for an annual payment of MOP 12.8 million (approximately $1.6 million). As a result of the shareholder dividend tax agreements, income tax expense includes $1.6 million for the year ended December 31, 2016 and $1.9 million for each of the years ended December 31, 2015 and 2014.

The Macau special gaming tax is 35% of gross gaming revenue. U.S. tax laws only allow a foreign tax credit ("FTC") up to 35% of foreign source income. In February 2010, the Company and the IRS entered into a Pre-Filing Agreement ("PFA") providing that the Macau special gaming tax qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. FTC.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized tax benefits of $170.5 million, $264.1 million and $895.0 million, respectively (net of valuation allowance and uncertain tax positions), for FTCs generated from the earnings of Wynn Macau SA.

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. During the years ended December 31, 2016 and 2015, the aggregate valuation allowance for deferred tax assets decreased by $44.2 million and increased by $34.1 million, respectively. The 2016 decrease is primarily related to a release of valuation allowance on prior year FTCs expected to be utilized as a result of the sale of a 49.9% ownership interest in Retail Joint Venture. The 2015 increase is primarily related to FTC carryforwards and other foreign deferred tax assets that are not considered more likely than not realizable.

The Company recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock and accrued dividends of $0.8 million, $0.4 million and $9.4 million as of December 31, 2016, 2015 and 2014, respectively, in excess of the amounts reported for such items as compensation costs under accounting standards related to stock-based compensation. The Company uses a with-and-without approach to determine if the excess tax deductions associated with compensation costs have reduced income taxes payable.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets—U.S.:
Foreign tax credit carryforwards	$3,269,781	$3,315,737
Receivables, inventories, accrued liabilities and other	37,391	39,743
Intangibles and related other	21,404	25,129
Stock based compensation	18,740	17,986
Pre-opening costs	6,516	8,696
Other tax credit carryforwards	2,413	9,087
Other	7,958	6,344
	3,364,203	3,422,722
Less: valuation allowance	(3,201,406)	(3,271,173)
	162,797	151,549
Deferred tax liabilities—U.S.:
Property and equipment	(176,611)	(159,171)
Redemption Note fair value	(42,806)	(19,025)
Prepaid insurance, maintenance and taxes	(7,913)	(7,984)
Other	(2,028)	(1,726)
	(229,358)	(187,906)
Deferred tax assets—Foreign:
Net operating loss carryforwards	50,258	22,454
Property and equipment	29,998	27,672
Pre-opening costs	12,944	13,770
Other	2,946	3,056
	96,146	66,952
Less: valuation allowance	(85,317)	(59,705)
	10,829	7,247
Deferred tax liabilities—Foreign:
Property and equipment	(10,829)	(7,247)

Net deferred tax liability	$(66,561)	$(36,357)

As of December 31, 2016, the Company had FTC carryforwards (net of uncertain tax positions) of $3.27 billion. Of this amount, $574.4 million will expire in 2018, $110.9 million in 2019, $530.4 million in 2020, $540.3 million in 2021, $756.0 million in 2023, $710.7 million in 2024 and $47.2 million in 2025. The Company has no U.S. tax loss carryforwards. The Company incurred foreign tax losses of $315.5 million, $124.4 million and $90.3 million during the tax years ended December 31, 2016, 2015 and 2014, respectively. These foreign tax loss carryforwards expire in 2018, 2017 and 2016, respectively.

In assessing the need for a valuation allowance, the Company relies solely on the reversal of net taxable temporary differences. The valuation allowance for foreign tax credits was determined by scheduling the existing U.S. taxable temporary differences that are expected to reverse and result in foreign source income during the 10-year foreign tax credit carryover period.

As of December 31, 2016 and 2015, the Company had valuation allowances of $3.20 billion and $3.26 billion, respectively, provided on FTCs expected to expire unutilized and valuation allowances of $4.4 million and $7.8 million provided on other U.S. deferred tax assets. As of December 31, 2016 and 2015, the Company had valuation allowances of $85.3 million and $59.7 million, respectively, provided on its foreign deferred tax assets.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has not provided deferred U.S. federal income taxes or foreign withholding taxes on temporary differences in investments in foreign subsidiaries of $83.4 million and $336.4 million as of December 31, 2016 and 2015, respectively. These amounts are not considered permanently reinvested; however, U.S. FTCs should be sufficient to eliminate any U.S. federal income tax in the event of repatriation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2016	2015	2014
Balance—beginning of year	$88,314	$88,884	$89,544
Increases based on tax positions of the current year	5,930	3,051	3,297
Increases based on tax positions of prior years	—	—	322
Decreases for tax positions of prior years	—	—	(867)
Settlements with taxing authorities	—	(354)	(997)
Lapses in statutes of limitations	(3,721)	(3,267)	(2,415)
Balance—end of year	$90,523	$88,314	$88,884

As of December 31, 2016, 2015 and 2014, unrecognized tax benefits of $90.3 million, $88.3 million and $88.9 million, respectively, were recorded as reductions in deferred income taxes, net. As of December 31, 2016, the Company recorded $0.2 million of unrecognized tax benefits in other long-term liabilities. The Company had no unrecognized tax benefits recorded in other long-term liabilities as of December 31, 2015 and 2014.

As of December 31, 2016, 2015 and 2014, $22.6 million, $20.9 million and $20.7 million, respectively, of unrecognized tax benefits would, if recognized, impact the effective tax rate.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the year ended December 31, 2016, the Company recognized $0.9 million in interest in the provision for income taxes. During the years ended December 31, 2015 and 2014, the Company recognized no interest and penalties.

The Company anticipates that the 2012 statute of limitations will expire in the next 12 months for certain foreign tax jurisdictions. Also, the Company's unrecognized tax benefits include certain income tax accounting methods, which govern the timing and deductibility of income tax deductions. As a result, the Company's unrecognized tax benefits could increase up to $2.2 million over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company's income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. The Company's 2002 to 2012 domestic income tax returns remain subject to examination by the IRS to the extent tax attributes carryforward to future years. The Company's 2013 to 2015 domestic income tax returns also remain subject to examination by the IRS. The Company's 2012 to 2015 Macau income tax returns remain subject to examination by the Macau Financial Services Bureau.

The Company has participated in the IRS Compliance Assurance Program ("CAP") for the 2012 through 2016 tax years and will continue to participate in the IRS CAP for the 2017 tax year.

In June 2015 and February 2016, the Company received notification that the IRS completed its examination of the Company's 2013 and 2014 U.S. income tax returns, respectively. There were no changes in its unrecognized tax benefits as a result of the completion of these examinations.

In March 2013, the Macau Financial Services Bureau commenced an examination of the 2009, 2010 and 2011 Macau income tax returns of Wynn Macau SA. In December 2014, Wynn Macau SA reached an agreement with the Macau Financial Services Bureau regarding issues raised during its examination. While no additional tax was due as a result of the examination, adjustments were made to the Company's foreign net operating loss carryforwards.

In December 2015, the Financial Services Bureau completed an examination of the 2012 Macau income tax return of Wynn Macau SA. On December 31, 2015, the statute of limitations for the 2010 Macau Complementary Tax return expired. As

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

a result of the exam settlement and the expiration of the statute of limitations for the Macau Complementary Tax return, the total amount of unrecognized tax benefits decreased by $3.6 million.

On December 31, 2016, the statute of limitations for the 2011 Macau Complementary tax return expired. As a result of the exam settlement and the expiration of the statute of limitations for the Macau Complementary Tax return, the total amount of unrecognized tax benefits decreased by $3.7 million.

In April 2016, the Financial Services Bureau commenced an examination of the 2011 and 2012 Macau income tax returns of Palo. In June 2016, the Financial Services Bureau concluded its examination with no changes.

Note 17 - Commitments and Contingencies
Leases

The Company is the lessor under leases for retail space at its resorts. The lease agreements include minimum base rents with contingent rental clauses primarily based on percentage of net sales exceeding minimum base rents.

The following table presents the future minimum rentals to be received under the operating leases (in thousands):

Years Ending December 31,
2017	$103,867
2018	87,443
2019	89,701
2020	89,956
2021	21,743
Thereafter	68,734
$461,444

The total future minimum rentals do not include contingent rentals. Contingent rentals were $34.6 million, $48.6 million and $87.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company is the lessee under leases for office space, warehouse facilities, certain office equipment and various parcels of land, including the land that Wynn Macau and Wynn Palace are built on.

As of December 31, 2016, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

Years Ending December 31,
2017	$20,389
2018	18,426
2019	17,875
2020	11,897
2021	10,842
Thereafter	101,842
$181,271

Rent expense for the years ended December 31, 2016, 2015 and 2014, was $31.0 million, $28.6 million and $26.1 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three- to five-year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts). As of December 31, 2016, the Company was obligated to make future payments of $59.7 million, $37.5 million, $17.8 million, $6.7 million, and $0.2 million during the years ending December 2017, 2018, 2019, 2020, and 2021, respectively.

Other Commitments

The Company has additional commitments for gaming tax payments in Macau and performance and other miscellaneous contracts.  As of December 31, 2016, the Company was obligated under these arrangements, to make future minimum payments as follows (in thousands):

Years Ending December 31,
2017	$99,733
2018	73,255
2019	53,538
2020	30,382
2021	20,266
Thereafter	4,695
$281,869

The above table does not include community payments associated with the continuing operations of Wynn Boston Harbor, which commence upon the opening of the resort. These amounts are approximately $10.5 million per year with minimal annual increases.

Letters of Credit

As of December 31, 2016, the Company had outstanding letters of credit of $13.7 million.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The 2023 Indenture provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of the Company than is beneficially owned by any other person, a change of control will have occurred. The 2025 Indenture provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If the Stockholders Agreement is determined not to be enforceable pursuant to Elaine Wynn's cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas, LLC debt documents. Under the 2023 Indenture and the 2025 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 4 1/4% Senior Notes due 2023 or the 5 1/2% Senior Notes due 2025, as applicable, are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption).

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

On each of February 14, 2013 and February 13, 2014, the Company issued a check to Aruze in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. In February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the clerk of the court for deposit into the clerk's trust account. On March 17, 2014, the parties stipulated that the checks be returned to the Company for reissue in the same amounts, payable to the clerk of the court for deposit into the clerk's trust account. Pursuant to the stipulation, on March 20, 2014, the Company delivered to the clerk of the court the reissued checks that were deposited into the clerk's trust account and filed a notice with the court with respect to the same. On each of February 13, 2015, February 12, 2016, and February 13, 2017, the Company issued a check for the interest payment due at those times to the clerk of the court for deposit into the clerk's trust account.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In June 2016, Wynn Resorts filed a motion to disqualify one of Ms. Wynn's law firms and sought an injunction related to Ms. Wynn providing her attorneys with confidential and privileged information that belongs to Wynn Resorts. On June 23, 2016, the court stayed discovery as to both Ms. Wynn and the Okada Parties, pending an evidentiary disqualification hearing currently scheduled for March 2017.  On January 23, 2017, the court issued a temporary restraining order that halted such law firm’s participation in the case, with the sole exception of contesting their disqualification.  The court has indicated a preliminary schedule that would have the trial begin in February 2018.

Wynn Resorts will continue to vigorously pursue its claims against the Okada Parties, and Wynn Resorts and the Wynn Parties will continue to vigorously defend against the counterclaims asserted against them. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on Wynn Resorts' financial condition.

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

Macau Action:

On July 3, 2015, WML announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or WML (collectively, the "Wynn Macau Parties").  The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in the Company was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Palace is located was unlawful and that the previously disclosed donation by the Company to the University of Macau Development Foundation was unlawful.  The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. The Macau Court has served the complaint on the defendants and the Wynn Macau Parties filed their response on May 17, 2016.

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

Revere Action: On October 16, 2014, the City of Revere, the host community to the unsuccessful bidder for the same license, and the International Brotherhood of Electrical Workers, Local 103, ("IBEW"), filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court in Boston, Massachusetts (the "Revere Action"). The complaint challenges the MGC's decision and alleges that the MGC failed to follow statutory requirements outlined in the Gaming Act. The complaint (1) seeks to appeal the administrative decision, (2) asserts that certiorari provides a remedy to correct errors in proceedings by an agency such as the MGC, (3) challenges the constitutionality of that section of the gaming

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

law which bars judicial review of the MGC's decision to deny an applicant a gaming license, and (4) alleges violations of the open meeting law requirements. The court allowed Mohegan Sun ("Mohegan"), the other applicant for the Greater Boston (Region A) gaming license, to intervene in the Revere Action, and on February 23, 2015, Mohegan filed its complaint. The Mohegan complaint challenges the license award to Wynn MA, seeks judicial review of the MGC's decision, and seeks to vacate the MGC's license award to Wynn MA. On July 1, 2015, the MGC filed motions to dismiss Mohegan's and the City of Revere's complaints. Oral argument on these motions was heard on September 22, 2015. On December 3, 2015, the court granted the motion to dismiss the claims asserted in the Revere Action. Also on December 3, 2015, the court granted the motion to dismiss three of the four counts asserted by Mohegan but denied the motion as to Mohegan's certiorari claim. The City of Revere and IBEW sought immediate appellate review of the dismissal of their claims and the MGC requested immediate appellate review of the court's denial of the MGC's motion to dismiss Mohegan's certiorari claim. All three petitions for interlocutory review were denied. On April 22, 2016, the MGC filed an appeal to the Massachusetts Supreme Judicial Court ("SJC"). On May 11, 2016, the SJC granted the application. The SJC has also granted, as of September 20, 2016, the City of Revere and IBEW's application for direct appellate review. The parties in both matters filed written briefs and oral arguments were heard by the SJC on December 5, 2016. A decision by the SJC is expected by April 2017.

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

On February 11, 2016, the City of Somerville filed an appeal challenging the draft waterways license ("Chapter 91 License") issued by the Massachusetts Department of Environmental Protection ("MassDEP") on January 22, 2016, contending that it failed to conform to applicable regulations. The Chapter 91 License authorized Wynn MA's proposed remediation and redevelopment of the project site. An administrative hearing was held on June 2, 2016.  On July 15, 2016, MassDEP's Office of Appeals and Dispute Resolution issued a recommended final decision approving Wynn MA's Chapter 91 License, subject to

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

certain conditions.  The recommended final decision was adopted by MassDEP's Commissioner on July 22, 2016, with minor modifications. On August 3, 2016, MassDEP issued the final Chapter 91 License to Wynn MA. As a result of the final issuance, Wynn MA has commenced construction activities. As discussed above, on August 22, 2016, the City of Somerville and Wynn MA entered into a Settlement Agreement and Release. As part of that Settlement Agreement, the City of Somerville and Wynn MA agreed not to seek judicial review of the Commissioner's Final Decision in the Chapter 91 appeal.

Note 18 - Segment Information

The Company reviews the results of operations for each of its operating segments. Wynn Macau and Encore, an expansion at Wynn Macau, are managed as a single integrated resort and have been aggregated as one reportable segment ("Wynn Macau"). Wynn Palace is presented as a separate reportable segment and is combined with Wynn Macau (collectively, "Macau Operations") for geographical presentation. Wynn Las Vegas and Encore, an expansion at Wynn Las Vegas, are managed as a single integrated resort and have been aggregated as one reportable segment ("Las Vegas Operations"). The Company identifies each resort as a reportable segment considering operations within each resort have similar economic characteristics, type of customers, types of services and products, the regulatory environment of the operations and the Company's organizational and management reporting structure.

The Company also reviews construction and development activities for each of its projects under development, in addition to its reportable segments. The Company separately identifies capital expenditures and assets for its Wynn Boston Harbor development project. These amounts for previous years have been reclassified from Corporate and Other to be consistent with the current year presentation. Other Macau primarily represents the Company's Macau holding company.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the Company's segment information (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net revenues
Macau Operations:
Wynn Macau	$2,264,087	$2,463,092	$3,796,750
Wynn Palace	583,336	—	—
Total Macau Operations	2,847,423	2,463,092	3,796,750
Las Vegas Operations	1,618,874	1,612,791	1,636,911
Total	$4,466,297	$4,075,883	$5,433,661
Adjusted Property EBITDA(1)
Macau Operations:
Wynn Macau	$681,509	$708,623	$1,258,082
Wynn Palace	103,036	—	—
Total Macau Operations	784,545	708,623	1,258,082
Las Vegas Operations	474,782	477,166	515,196
Total	1,259,327	1,185,789	1,773,278
Other operating costs and expenses
Pre-opening costs	154,717	77,623	30,146
Depreciation and amortization	404,730	322,629	314,119
Property charges and other	54,822	10,535	10,437
Corporate expenses and other	80,162	76,079	111,795
Stock-based compensation	43,218	38,286	39,154
Equity in income from unconsolidated affiliates	16	1,823	1,349
Total other operating costs and expenses	737,665	526,975	507,000
Operating income	521,662	658,814	1,266,278
Other non-operating income and expenses
Interest income	13,536	7,229	20,441
Interest expense, net of amounts capitalized	(289,365)	(300,906)	(315,062)
Change in interest rate swap fair value	433	(5,300)	(4,393)
Decrease in Redemption Note fair value	65,043	52,041	—
Loss on extinguishment of debt	—	(126,004)	(9,569)
Equity in income from unconsolidated affiliates	16	1,823	1,349
Other	(728)	1,550	(182)
Total other non-operating income and expenses	(211,065)	(369,567)	(307,416)
Income before income taxes	310,597	289,247	958,862
Benefit (provision) for income taxes	(8,128)	(7,723)	3,782
Net income	302,469	281,524	962,644
Net income attributable to noncontrolling interests	(60,494)	(86,234)	(231,090)
Net income attributable to Wynn Resorts, Limited	$241,975	$195,290	$731,554

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

	Years ended December 31,
	2016	2015	2014
Capital expenditures
Macau Operations:
Wynn Macau	$43,548	$68,744	$92,566
Wynn Palace	838,271	1,566,090	982,389
Total Macau Operations	881,819	1,634,834	1,074,955
Las Vegas Operations	106,373	117,011	62,535
Wynn Boston Harbor	212,197	67,705	1,613
Corporate and other	25,554	101,690	82,254
	$1,225,943	$1,921,240	$1,221,357

	December 31,
	2016	2015	2014
Assets
Macau Operations:
Wynn Macau	$1,161,670	$1,331,312	$1,519,339
Wynn Palace	4,317,458	3,439,041	1,854,521
Other Macau	28,927	570,959	960,008
Total Macau Operations	5,508,055	5,341,312	4,333,868
Las Vegas Operations	3,275,780	3,145,713	3,442,675
Wynn Boston Harbor	419,001	185,853	111,424
Corporate and other	2,750,721	1,786,281	1,113,953
	$11,953,557	$10,459,159	$9,001,920

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2016	2015	2014
Long-lived assets
Macau	$4,973,854	$4,324,743	$2,799,781
United States	3,442,842	3,337,356	3,268,576
	$8,416,696	$7,662,099	$6,068,357

Note 19 - Quarterly Financial Information (Unaudited)

The following tables (in thousands, except per share data) present selected quarterly financial information for 2016 and 2015, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	Year Ended December 31, 2016
	First	Second	Third (1)	Fourth	Year
Net revenues	$997,678	$1,058,364	$1,109,822	$1,300,433	$4,466,297
Operating income	$158,298	$147,539	$76,931	$138,894	$521,662
Net income (loss)	$105,792	$89,442	$(19,331)	$126,566	$302,469
Net income (loss) attributable to Wynn Resorts, Limited	$75,221	$70,391	$(17,437)	$113,800	$241,975
Basic income (loss) per share	$0.74	$0.69	$(0.17)	$1.19	$2.39
Diluted income (loss) per share	$0.74	$0.69	$(0.17)	$1.18	$2.38

	Year Ended December 31, 2015
	First	Second	Third	Fourth	Year
Net revenues	$1,092,238	$1,040,458	$996,285	$946,902	$4,075,883
Operating income	$185,059	$169,121	$152,774	$151,860	$658,814
Net income (loss)	$(13,902)	$77,203	$113,429	$104,794	$281,524
Net income (loss) attributable to Wynn Resorts, Limited	$(44,601)	$56,460	$96,210	$87,221	$195,290
Basic income (loss) per share	$(0.44)	$0.56	$0.95	$0.86	$1.93
Diluted income (loss) per share	$(0.44)	$0.56	$0.95	$0.86	$1.92
(1) Wynn Palace opened on August 22, 2016.

Note 20 - Subsequent Events

On January 26, 2017, the Company announced a cash dividend of $0.50 per share, payable on February 28, 2017, to stockholders of record as of February 14, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)     Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the Company's disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2016, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears under "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" on page 63.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2017 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 (the "2017 Proxy Statement") under the captions "Election of Directors," "Executive Officers," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be contained in the 2017 Proxy Statement under the captions "Director Compensation," "Compensation Discussion and Analysis" and "Executive Compensation Tables," and is incorporated herein by reference.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,306,260	$83.56	3,872,121
Equity compensation plans not approved by security holders	—	—	—
Total	1,306,260	$83.56	3,872,121

Certain information required by this item will be contained in the 2017 Proxy Statement under the caption "Certain Beneficial Ownership and Management," and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2017 Proxy Statement under the caption "Certain Relationships and Related Transactions," and "Corporate Governance," and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the 2017 Proxy Statement under the caption "Ratification of Appointment of Independent Auditors," and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule filed in Part IV of this report:

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
2016	$67,057	8,203	(20,518)	$54,742
2015	$74,678	11,115	(18,736)	$67,057
2014	$73,991	3,906	(3,219)	$74,678

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred income tax asset valuation allowance:
2016	$3,330,878	32,130	(76,285)	$3,286,723
2015	$3,296,789	52,759	(18,670)	$3,330,878
2014	$2,587,025	745,112	(35,348)	$3,296,789

(a)3. Exhibits
Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Registrant.	10-Q	5/8/2015
3.2	Eighth Amended and Restated Bylaws of the Registrant.	10-Q	11/6/2015
4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.	S-1	10/7/2002
4.4	Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	3/13/2012
4.5	Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	5/22/2013
4.6	Indenture, dated as of February 18, 2015, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	2/18/2015
4.7
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.
		10-K	3/2/2015
4.8
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.
		10-K	3/2/2015
+10.1.1.0	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.	S-1	10/7/2002
+10.1.1.1	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited.	10-Q	11/4/2004
+10.1.1.2	Second Amendment to Employment Agreement between Wynn Resorts, Limited and Stephen A. Wynn dated January 31, 2007.	10-K	3/1/2007
+10.1.1.3	Third Amendment to Employment Agreement, dated as of September 11, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.	8-K	9/15/2008
+10.1.1.4	Fourth Amendment to Employment Agreement, dated as of December 31, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.	10-K	3/2/2009
+10.1.1.5	Amendment to Employment Agreement, dated as of February 16, 2009, by and between Wynn Resorts, Limited and Stephen A. Wynn.	10-Q	5/11/2009
+10.1.1.6	Sixth Amendment to Employment Agreement, dated as of February 24, 2011, between Wynn Resorts, Limited and Stephen A. Wynn.	8-K	2/28/2011
+10.1.1.7	Seventh Amendment to Employment Agreement, dated as of January 15, 2015, between Wynn Resorts, Limited and Stephen A. Wynn.	10-K	3/2/2015
+10.1.2.0	Employment Agreement, dated as of November 18, 2013, by and between Wynn Resorts, Limited and Matt Maddox.	10-K	2/28/2014
+10.1.3.1	Employment Agreement, dated as of April 24, 2007, by and between Wynn Resorts, Limited and Kim Sinatra.	10-K	3/1/2010
+10.1.3.2	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Wynn Resorts, Limited and Kim Sinatra.	10-K	3/1/2010
+10.1.3.3	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Kim Sinatra.	10-K	3/1/2010
+10.1.3.4	Second Amendment to Employment Agreement, dated as of November 30, 2009, by and between Wynn Resorts, Limited and Kim Sinatra.	10-K	3/1/2010
+10.1.3.5	Third Amendment to Employment Agreement, dated as of May 5, 2014, by and between Wynn Resorts, Limited and Kim Sinatra.	10-Q	8/8/2014
+10.1.3.6	Fourth Amendment to Employment Agreement, dated as of April 27, 2015, by and between Wynn Resorts, Limited and Kim Sinatra.	10-Q	8/7/2015
+10.1.4.0	Employment Agreement, dated as of August 31, 2005, by and between Wynn Resorts, Limited and John Strzemp.	10-K	2/28/2014

+10.1.4.1	First Amendment to Employment Agreement, dated as of March 26, 2008, by and between Wynn Resorts, Limited and John Strzemp.	10-K	2/28/2014
+10.1.4.2	Second Amendment to Employment Agreement, dated as of December 31, 2008, by and between Wynn Resorts, Limited and John Strzemp.	10-K	2/28/2014
+10.1.4.3	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and John Strzemp.	10-K	2/28/2014
+10.1.4.4	Fourth Amendment to Employment Agreement, dated as of March 23, 2009, by and between Wynn Resorts, Limited and John Strzemp.	10-K	2/28/2014
+10.1.4.5	Fifth Amendment to Employment Agreement, dated as of February 25, 2013, by and between Wynn Resorts, Limited and John Strzemp.	10-K	2/28/2014
+10.1.4.6	Sixth Amendment to Employment Agreement, dated as of September 10, 2013, by and between Wynn Resorts, Limited and John Strzemp.	10-K	2/28/2014
+10.1.5.0	Employment Agreement, dated as of November 7, 2013, by and between Wynn Resorts, Limited and Stephen Cootey.	10-Q	8/8/2014
+10.1.5.1	First Amendment to Employment Agreement, dated as of January 6, 2014, by and between Wynn Resorts, Limited and Stephen Cootey.	10-Q	8/8/2014
+10.1.5.2	Second Amendment to Employment Agreement, dated as of February 24, 2015, by and between Wynn Resorts, Limited and Stephen Cootey.	10-K	3/2/2015
+10.2.0	2014 Omnibus Incentive Plan effective May 16, 2014.	S-8	5/20/2014
+10.2.1	Amended and Restated 2014 Omnibus Incentive Plan, dated January 1, 2017.	10-K	*
10.3.1.0	Amended and Restated Stockholder Agreement, dated January 6, 2010, by and among Stephen A. Wynn, Elaine P. Wynn and Aruze USA, Inc.	8-K	1/6/2010
10.3.1.1	Waiver and Consent, dated November 24, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn.	8-K	11/26/2010
10.3.1.2	Waiver and Consent, dated December 15, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn.	8-K	12/15/2010
10.3.2.0	Amended and Restated Shareholders Agreement, dated as of September 16, 2004, by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A.	10-Q	11/4/2004
10.4.1.0
Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).
		S-1	8/20/2002
10.4.1.1
Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Chinese version of Concession Agreement).
		S-1	9/18/2002
10.4.1.2	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A.	10-Q	8/3/2004
10.4.1.3
Land Concession Contract, published on May 2, 2012, by and among Palo Real Estate Company Limited, Wynn Resorts (Macau), S.A. and the Macau Special Administrative Region of the People's Republic of China (translated to English from traditional Chinese and Portuguese).
		8-K	5/2/2012
10.5.1.0	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
10.5.1.1	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
10.5.1.2	Trademark Assignment, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
10.5.2.0	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC.	10-K	3/15/2005
10.5.2.1	Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Macau, Limited.	10-K	3/2/2015
10.5.2.2	Amended and Restated Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Resorts (Macau), S.A.	10-K	3/2/2015

10.5.2.3	2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.	10-Q	5/8/2015
10.5.2.4	2014 Intellectual Property License Agreement, dated as of November 20, 2014, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn MA, LLC.	10-K	2/29/2016
10.6.1.0
Common Terms Agreement, dated as of September 14, 2004, by and among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders and Revolving Credit Facility Lenders, Deutsche Bank AG, Hong Kong Branch and Société Générale Asia Limited as Global Coordinating Lead Arrangers and Société Générale Asia Limited as Hotel Facility Agent, Project Facility Agent, Intercreditor Agent and Security Agent.
		10-Q	11/4/2004
10.6.1.1
Common Terms Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as the Company, Certain Financial Institutions as Hotel Facility Lenders, Project Facility Lenders, Revolving Credit Facility Lenders and Hedging Counterparties, Banc of America Securities Asia Limited, Deutsche Bank AG, Hong Kong Branch and Société Générale Asia Limited as Global Coordinating Lead Arrangers, Société Générale Asia Limited as Hotel Facility Agent and Project Facility Agent, Société Générale Asia Limited as Intercreditor Agent, and Société Générale, Hong Kong Branch as Security Agent.
		10-Q	11/8/2005
10.6.1.2
Common Terms Agreement Second Amendment Agreement, dated June 27, 2007, by and among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders, and Revolving Credit Facility Lenders and Hedging Counterparties, Banc of America Securities Asia Limited, Deutsche Bank A.G. Hong Kong Branch, and Société Générale Asia Limited as Global Lead Arrangers and Société Générale Asia Limited as Hotel Facility Agent and Project Facility Agent, Société Générale Hong Kong Branch as Revolving Credit Facility Agent, Société Générale Hong Kong Branch as Intercreditor Agent, and Société Générale Hong Kong Branch as Security Agent.
		10-Q	8/9/2007
10.6.1.3	Common Terms Agreement Third Amendment Agreement, dated September 8, 2009, between, among others, Wynn Resorts (Macau), S.A. as the company and Société Générale, Hong Kong Branch as security agent.	10-K	3/1/2010
10.6.1.4	Common Terms Agreement Fourth Amendment Agreement, dated as of July 31, 2012, between, among others, Wynn Resorts (Macau), S.A. as the company and Bank of China Limited Macau Branch as security agent.	10-Q	11/9/2012
10.6.1.5	Common Terms Agreement Fifth Amendment Agreement, dated September 30, 2015, between, among others, Wynn Resorts (Macau), S.A. as the company and Bank of China Limited Macau Branch as security agent.	10-Q	11/6/2015
10.6.2.0
Hotel Facility Agreement, dated as of September 14, 2004, by and among Wynn Resorts (Macau), S.A., Société Générale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein.
		10-Q	11/4/2004
10.6.2.1
Hotel Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Société Générale Asia Limited, as Hotel Facility Agent and certain financial institutions as Hotel Facility Lenders.
		10-Q	11/8/2005
10.6.2.2
Hotel Facility Agreement Second Amendment Agreement, dated June 27, 2007, by and among Wynn Resorts (Macau), S.A., Société Générale Asia Limited as Hotel Facility Agent, and certain financial institutions as Hotel Facility Lenders.
		10-Q	8/9/2007
10.6.2.3
Hotel Facility Agreement Third Amendment Agreement, dated July 31, 2012, by and among Wynn Resorts, (Macau), S.A., Bank of China Limited Macau Branch, and certain financial institutions as Hotel Facility Lenders.
		10-Q	11/9/2012
10.6.2.4
Hotel Facility Agreement Fourth Amendment Agreement, dated September 30, 2015, by and among Wynn Resorts (Macau), S.A. and Bank of China Limited Macau Branch as Hotel Facility Agent and Hotel Facility Lender.
		10-Q	11/6/2015
10.6.3.0
Project Facility Agreement, dated as of September 14, 2004, by and among Wynn Resorts (Macau), S.A., Société Générale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein.
		10-Q	11/4/2004
10.6.3.1
Project Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Project Facility Agent and certain financial institutions as Project Facility Lenders.
		10-Q	11/8/2005

10.6.3.2
Project Facility Agreement, Second Amendment Agreement, dated as of June 27, 2007, by and among Wynn Resorts (Macau), S.A., Société Générale Asia Limited as Project Facility Agent, and certain financial institutions as Project Facility Lenders.
		10-Q	8/9/2007
10.6.4.0	Revolving Credit Facility Agreement, dated as of September 14, 2004, by and among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein.	10-Q	11/4/2004
10.6.4.1
Revolving Credit Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company and certain financial institutions as Revolving Credit Facility Lenders.
		10-Q	11/8/2005
10.6.4.2
Revolving Credit Facility Second Amendment Agreement, dated as of June 27, 2007, by and among Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Revolving Credit Facility Agent and certain financial institutions as revolving credit facility lenders.
		10-Q	11/6/2015
10.6.4.3
Revolving Credit Facility Agreement, dated as of July 31, 2012, by and among Wynn Resorts (Macau), S.A., Bank of China, Limited Macau Branch, and several Revolving Credit Facility Lenders named therein.
		10-Q	11/9/2012
10.6.4.4
Revolving Credit Facility Agreement Amendment Agreement, dated as of September 30, 2015, by and among Wynn Resorts (Macau), S.A. and Bank of China Limited Macau Branch as Revolving Credit Facility Agent and Revolving Credit Facility Lender.
		10-Q	11/6/2015
10.6.5.0
Deed of Appointment and Priority, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Société Générale, Hong Kong Branch as Security Agent, Société Générale Asia Limited as Intercreditor Agent and Hotel Facility Agent and Project Facility Agent, and others.
		10-Q	11/4/2004
10.6.5.1
Deed of Appointment and Priority Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Certain Financial Institutions as Original Hedging Counterparties, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Société Générale Asia Limited as Security Agent, Société Générale Asia Limited as Intercreditor Agent, Société Générale Asia Limited as Hotel Facility Agent and Project Facility Agent, and others.
		10-Q	11/8/2005
10.6.6	Floating Charge (unofficial English Translation), dated as of September 14, 2004, between Wynn Resorts (Macau), S.A. and Société Générale, Hong Kong Branch as the Security Agent.	10-Q	11/4/2004
10.6.7	Debenture, dated as of September 14, 2004, between Wynn Resorts (Macau), S.A. and Société Générale, Hong Kong Branch as the Security Agent.	10-Q	11/4/2004
10.6.8.0	Wynn Resorts Support Agreement, dated as of September 14, 2004, between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Société Générale, Hong Kong Branch as the Security Agent.	10-Q	11/4/2004
10.6.8.1
Wynn Resorts Support Agreement Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Société Générale, Hong Kong Branch as the Security Agent.
		10-Q	11/8/2005
10.6.9
Wynn Pledgors' Guarantee, dated as of September 14, 2004, between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd., and Wynn Resorts (Macau), Ltd. as Guarantors; and Société Générale, Hong Kong Branch as the Security Agent.
		10-Q	11/4/2004
10.6.10	Bank Guarantee Reimbursement Agreement, dated as of September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.	10-Q	11/4/2004
10.6.11
Sponsors' Subordination Deed, dated as of September 14, 2004, between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Société Générale, Hong Kong Branch as the Security Agent.
		10-Q	11/4/2004
10.7.0
Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company Americas, as the initial Disbursement Agent.
		8-K	10/31/2007

10.7.1
First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company Americas, as the initial Disbursement Agent.
		8-K	11/1/2007
10.7.2
Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.
		8-K	11/13/2007
10.7.3
Third Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.
		8-K	10/20/2009
10.7.4
Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.
		8-K	4/28/2010
10.7.5
Fifth Amendment to the Amended and Restated Master Disbursement Agreement, dated as of August 4, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.
		10-K	3/1/2013
10.7.6
Sixth Amendment to Amended and Restated Master Disbursement Agreement, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.
		8-K	3/13/2012
10.8.1	2013 Second Amended and Restated Agreement of Lease, dated as of November 7, 2013, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.	8-K	11/14/2013
10.8.2	First Amendment to 2013 Second Amended and Restated Agreement of Lease, dated as of February 25, 2015, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.	10-K	3/2/2015
10.8.3	Third Amended and Restated Agreement of Lease, dated as of December 1, 2016, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.	10-K	*
10.8.4	Sixth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2012, between Stephen A. Wynn, as lessor, Wynn Las Vegas, LLC, as lessee.	10-Q	11/9/2012
10.9.1.0	Aircraft Time Sharing Agreement, dated as of January 15, 2015, by and between Wynn Resorts, Limited and Stephen A. Wynn.	10-K	3/2/2015
10.9.2.0	Aircraft Purchase Option Agreement, dated as of January 3, 2013, between Wynn Resorts, Limited and Stephen A. Wynn.	10-K	3/1/2013
10.10.0	Form of Indemnity Agreement.	S-1	9/18/2002
10.11.0	Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Macau, Limited and Wynn Resorts, Limited.	10-K	3/2/2015
10.11.1	Amended and Restated Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Resorts (Macau), S.A., and Wynn Resorts, Limited.	10-K	3/2/2015
10.11.2	Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between Wynn Las Vegas, LLC and Wynn Resorts, Limited.	10-K	3/2/2015
10.11.3	Management Fee and Corporate Allocation Agreement, dated as of November 20, 2014, by and among Wynn MA, LLC and Wynn Resorts, Limited.	10-K	2/29/2016
10.11.4	Promissory Note, dated as of February 18, 2012, made by Wynn Resorts, Limited to Aruze USA, Inc.	8-K	2/21/2012
10.11.5
Registration Rights Agreement, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp, Wynn Show Performers, LLC, Wynn Golf, LLC, Las Vegas Jet, LLC, World Travel, LLC, Wynn Sunrise, LLC, Kevyn, LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC.
		8-K	3/13/2012

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
		10-K	3/2/2015
10.12.1
First Amendment to Credit Agreement, dated as of November 5, 2015, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.
		10-Q	11/6/2015
10.12.2
Second Amendment to Credit Agreement, dated as of December 21, 2015, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.
		10-K	2/29/2016
10.12.3
Third Amendment to Credit Agreement, dated as of June 21, 2016, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.
		10-Q	8/9/2016
10.12.4
Fourth Amendment to Credit Agreement, dated as of July 1, 2016, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.
		10-Q	8/9/2016
10.12.5	Completion Guaranty, dated as of November 20, 2014, by and between Wynn Resorts, Limited, and Deutsche Bank AG New York Branch, as administrative agent.	10-K	3/2/2015
10.12.6
Security Agreement, dated as of November 20, 2014, by and among Wynn America, LLC, Wynn Las Vegas Holdings, LLC, Everett Property, LLC and Wynn MA, LLC, as pledgors, and Deutsche Bank AG New York Branch, as collateral agent.
		10-K	3/2/2015
21.1	Subsidiaries of the Registrant.	10-K	*
23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.	10-K	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	*
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.	10-K	*
101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 24, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Stockholders' Equity as of December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.
		10-K	*

*	Filed herein

+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 24, 2017	By:	/s/ Stephen A. Wynn
Stephen A. Wynn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Wynn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2017
Stephen A. Wynn

/s/ John J. Hagenbuch	Director	February 24, 2017
John J. Hagenbuch

/s/ Dr. Ray R. Irani	Director	February 24, 2017
Dr. Ray R. Irani

/s/ Jay L. Johnson	Director	February 24, 2017
Jay L. Johnson

/s/ Robert J. Miller	Director	February 24, 2017
Robert J. Miller

/s/ Patricia Mulroy	Director	February 24, 2017
Patricia Mulroy

/s/ Clark T. Randt, Jr.	Director	February 24, 2017
Clark T. Randt, Jr.

/s/ Alvin V. Shoemaker	Director	February 24, 2017
Alvin V. Shoemaker

/s/ J. Edward Virtue	Director	February 24, 2017
J. Edward Virtue

/s/ D. Boone Wayson	Director	February 24, 2017
D. Boone Wayson

/s/ Stephen Cootey	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2017
Stephen Cootey