Form 10-Q
period 2017-03-31
WYNN RESORTS LTD
filed 2017-05-04
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common stock, $0.01 par value	102,363,915

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,543,431	$2,453,122
Investment securities	133,409	173,437
Receivables, net	186,002	218,968
Inventories	86,466	91,541
Prepaid expenses and other	132,102	53,299
Total current assets	3,081,410	2,990,367
Property and equipment, net	8,273,757	8,259,631
Restricted cash	2,870	192,823
Investment securities	164,371	128,023
Intangible assets, net	112,993	113,588
Other assets	194,127	269,125
Total assets	$11,829,528	$11,953,557
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$341,423	$298,505
Customer deposits	732,786	599,566
Gaming taxes payable	176,104	162,706
Accrued compensation and benefits	106,681	165,501
Accrued interest	54,761	98,118
Other accrued liabilities	96,415	91,905
Total current liabilities	1,508,170	1,416,301
Long-term debt	9,812,876	10,125,352
Other long-term liabilities	87,203	87,462
Deferred income taxes, net	68,620	66,561
Total liabilities	11,476,869	11,695,676
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 115,565,036 and 115,036,945 shares issued; 102,234,547 and 101,799,471 shares outstanding, respectively	1,156	1,150
Treasury stock, at cost; 13,330,489 and 13,237,474 shares, respectively	(1,175,186)	(1,166,697)
Additional paid-in capital	1,250,844	1,226,915
Accumulated other comprehensive income	709	1,484
Retained earnings	142,441	95,097
Total Wynn Resorts, Limited stockholders' equity	219,964	157,949
Noncontrolling interests	132,695	99,932
Total stockholders' equity	352,659	257,881
Total liabilities and stockholders' equity	$11,829,528	$11,953,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating revenues:
Casino	$1,151,224	$732,730
Rooms	180,267	135,592
Food and beverage	152,840	130,444
Entertainment, retail and other	102,905	81,995
Gross revenues	1,587,236	1,080,761
Less: promotional allowances	(111,556)	(83,083)
Net revenues	1,475,680	997,678
Operating expenses:
Casino	740,216	452,540
Rooms	44,506	37,709
Food and beverage	93,378	79,420
Entertainment, retail and other	43,219	38,299
General and administrative	159,962	117,445
(Benefit) provision for doubtful accounts	(4,166)	706
Pre-opening	5,779	33,769
Depreciation and amortization	139,820	77,971
Property charges and other	3,036	1,521
Total operating expenses	1,225,750	839,380
Operating income	249,930	158,298
Other income (expense):
Interest income	6,471	3,479
Interest expense, net of amounts capitalized	(98,262)	(44,772)
Change in interest rate swap fair value	(771)	(1,825)
Change in Redemption Note fair value	(15,847)	(5,003)
Equity in income from unconsolidated affiliates	—	16
Other	(6,106)	(483)
Other income (expense), net	(114,515)	(48,588)
Income before income taxes	135,415	109,710
Provision for income taxes	(2,890)	(3,918)
Net income	132,525	105,792
Less: net income attributable to noncontrolling interests	(31,709)	(30,571)
Net income attributable to Wynn Resorts, Limited	$100,816	$75,221
Basic and diluted net income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$0.99	$0.74
Diluted	$0.99	$0.74
Weighted average common shares outstanding:
Basic	101,753	101,392
Diluted	102,069	101,686
Dividends declared per common share	$0.50	$0.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$132,525	$105,792
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(1,171)	(122)
Unrealized gain on investment securities, before and after tax	71	923
Total comprehensive income	131,425	106,593
Less: comprehensive income attributable to noncontrolling interests	(31,384)	(30,537)
Comprehensive income attributable to Wynn Resorts, Limited	$100,041	$76,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, December 31, 2016	101,799,471	$1,150	$(1,166,697)	$1,226,915	$1,484	$95,097	$157,949	$99,932	$257,881
Effect of change in accounting for stock-based compensation	—	—	—	2,807	—	(2,696)	111	—	111
Balances, December 31, 2016, as adjusted	101,799,471	1,150	(1,166,697)	1,229,722	1,484	92,401	158,060	99,932	257,992
Net income	—	—	—	—	—	100,816	100,816	31,709	132,525
Currency translation adjustment	—	—	—	—	(846)	—	(846)	(325)	(1,171)
Net unrealized gain on investment securities	—	—	—	—	71	—	71	—	71
Issuance of restricted stock	541,424	6	—	18,566	—	—	18,572	653	19,225
Cancellation of restricted stock	(13,333)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(93,015)	—	(8,489)	—	—	—	(8,489)	—	(8,489)
Cash dividends declared	—	—	—	—	—	(50,776)	(50,776)	11	(50,765)
Stock-based compensation	—	—	—	2,556	—	—	2,556	715	3,271
Balances, March 31, 2017	102,234,547	$1,156	$(1,175,186)	$1,250,844	$709	$142,441	$219,964	$132,695	$352,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$132,525	$105,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,820	77,971
Deferred income taxes	2,170	3,397
Stock-based compensation expense	8,207	10,628
Excess tax benefits from stock-based compensation	—	(10)
Amortization of deferred financing costs	6,200	6,108
(Benefit) provision for doubtful accounts	(4,166)	706
Change in interest rate swap fair value	771	1,825
Change in Redemption Note fair value	15,847	5,003
Property charges and other	7,840	2,770
Increase (decrease) in cash from changes in:
Receivables, net	37,043	(1,303)
Inventories and prepaid expenses and other	682	(13,809)
Customer deposits	135,018	(6,888)
Accounts payable and accrued expenses	(67,373)	(76,817)
Net cash provided by operating activities	414,584	115,373
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(145,632)	(273,162)
Return of investment in unconsolidated affiliates	—	727
Purchase of investment securities	(77,514)	(4,991)
Proceeds from sale or maturity of investment securities	80,957	4,750
Purchase of other assets	(464)	(1,194)
Proceeds from sale of assets	20,198	1,149
Net cash used in investing activities	(122,455)	(272,721)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	—	10
Dividends paid	(51,334)	(50,571)
Proceeds from issuance of long-term debt	—	250,665
Repayments of long-term debt	(331,159)	—
Restricted cash	189,946	(6,329)
Repurchase of common stock	(8,489)	(6,291)
Shares of subsidiary repurchased for share award plan	—	(1,025)
Payments for financing costs	—	(1,637)
Net cash provided by (used in) financing activities	(201,036)	184,822
Effect of exchange rate on cash	(784)	(310)
Cash and cash equivalents:
Increase in cash and cash equivalents	90,309	27,164
Balance, beginning of period	2,453,122	2,080,089
Balance, end of period	$2,543,431	$2,107,253

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$135,418	$81,483
Stock-based compensation capitalized into construction	$2	$24
Liability settled with shares of common stock	$19,225	$—
Change in accounts and construction payables related to property and equipment	$40,896	$(49,353)
Change in dividends payable on unvested restricted stock included in other accrued liabilities	$(569)	$278
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -    Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, "Wynn Resorts" or the "Company") is a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Macau and Wynn Palace resorts (collectively the "Macau Operations"). In Las Vegas, Nevada, the Company operates, and with the exception of the retail space described below, owns 100% of Wynn Las Vegas, which it also refers to as its Las Vegas Operations.

Macau Operations

Wynn Macau features two luxury hotel towers with a total of 1,008 guest rooms and suites, approximately 284,000 square feet of casino space, eight food and beverage outlets, approximately 31,000 square feet of meeting and convention space, approximately 57,000 square feet of retail space, a rotunda show and recreation and leisure facilities.

On August 22, 2016, the Company opened Wynn Palace, an integrated resort in the Cotai area of Macau. Wynn Palace features a luxury hotel with 1,706 guest rooms, suites and villas, approximately 420,000 square feet of casino space, 10 food and beverage outlets, approximately 40,000 square feet of meeting and convention space, approximately 105,000 square feet of retail space, public attractions, including a performance lake and floral art displays, and recreation and leisure facilities.

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 189,000 square feet of casino space, 33 food and beverage outlets, an on-site 18-hole golf course, approximately 290,000 square feet of meeting and convention space, approximately 95,000 square feet of retail space, as well as two theaters, three nightclubs and a beach club, and recreation and leisure facilities.

In December 2016, the Company formed a joint venture with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space (of which the Company owns 50.1%) and signed an agreement with Crown to form a joint venture to own and operate approximately 73,000 square feet of additional retail space currently under construction at Wynn Las Vegas. The Company expects to open the additional retail space in the first quarter of 2018. For more information on the joint venture, see Note 3 "Retail Joint Venture."

Development Project

The Company is constructing Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The Company expects to open Wynn Boston Harbor in mid-2019.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments, except as disclosed in Note 2 "Summary of Significant Accounting Policies: Prior Period Adjustments") necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 -    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as a variable interest entity ("VIE") and of which the Company is determined to be the primary beneficiary. In April 2016, the Company dissolved its 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas, which was closed in October 2015 and was accounted for under the equity method. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign-currency denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $1.23 billion and $1.11 billion as of March 31, 2017 and December 31, 2016, respectively, were invested in bank time deposits, money market funds and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1.31 billion and $1.34 billion as of March 31, 2017 and December 31, 2016, respectively.

Restricted Cash

The Company's restricted cash consists of cash held in trust in accordance with WML's share award plan and additionally as of December 31, 2016, collateral associated with borrowings under a revolving credit facility.
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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of March 31, 2017 and December 31, 2016, approximately 87.9% and 88.1%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. The allowance estimate reflects the specific review of outstanding customer and gaming promoter accounts as well as management's experience with historical and current collection trends and current economic and business conditions. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Redemption Price Promissory Note

The Redemption Price Promissory Note (the "Redemption Note") is recorded at fair value in accordance with applicable accounting guidance. As of March 31, 2017 and December 31, 2016, the fair value of the Redemption Note was $1.84 billion and $1.82 billion, respectively. In determining this fair value, the Company estimated the Redemption Note's present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with the risk of the Redemption Note.

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

Casino revenues are measured by the aggregate net difference between gaming wins and losses. The commissions rebated directly or indirectly through games promoters to customers, cash discounts, other cash incentives and points earned by customers from the Company's loyalty programs are recorded as a reduction of casino revenues. Rooms, food and beverage, entertainment and other operating revenues are recognized when services are performed or events are held. Entertainment, retail and other revenue includes rental income, which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The retail value of rooms, food and beverage, entertainment and other services provided to guests without charge is included in gross revenues and are then deducted as promotional allowances. The estimated retail value of providing such promotional allowances is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Rooms	$65,128	$43,720
Food and beverage	38,563	33,420
Entertainment, retail and other	7,865	5,943
	$111,556	$83,083

The estimated cost of providing such promotional allowances, which is included primarily in casino expenses, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Rooms	$19,845	$12,329
Food and beverage	34,328	27,609
Entertainment, retail and other	6,031	3,732
	$60,204	$43,670

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments, which taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Income. These taxes totaled $496.7 million and $278.7 million for the three months ended March 31, 2017 and 2016, respectively.

Fair Value Measurements

The Company measures certain of its financial assets and liabilities at fair value on a recurring basis pursuant to accounting standards for fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	March 31, 2017	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,233,287	$8,562	$1,224,725	—
Available-for-sale securities	$297,780	—	$297,780	—
Restricted cash	$2,870	—	$2,870	—
Interest rate swaps	$372	—	$372	—

Liabilities:
Redemption Note	$1,835,206	—	$1,835,206	—
Interest rate swaps	$87	—	$87	—

		Fair Value Measurements Using:
	December 31, 2016	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,106,606	$3,868	$1,102,738	—
Available-for-sale securities	$301,460	—	$301,460	—
Restricted cash	$192,823	—	$192,823	—
Interest rate swaps	$1,056	—	$1,056	—

Liabilities:
Redemption Note	$1,819,359	—	$1,819,359	—

Recently Issued and Adopted Accounting Standards

In November 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that changes the classification of restricted cash in the statement of cash flows. The new guidance requires that amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for financial statements with fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods and early adoption is permitted. The new guidance should be adopted on a retrospective basis. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In October 2016, the FASB issued an accounting standards update to require the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, rather than deferring such recognition until the asset is sold to an outside party. This guidance is effective for financial statements with fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods and early adoption is permitted. The amendments in the new guidance should be adopted on a retrospective basis. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In August 2016, the FASB issued an accounting standards update that clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. In particular, the new guidance clarifies the classification related to several

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

types of cash flows; including items such as debt extinguishment costs and distributions received from equity method investees. The new guidance also provides a three-step approach for classifying cash receipts and payments that have aspects of more than one class of cash flows. This guidance is effective for financial statements with fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods and early adoption is permitted. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In March 2016, the FASB issued an accounting standards update that involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the guidance on January 1, 2017 with the following amendments having an impact to the Company’s consolidated financial statements:

•
Accounting for income taxes. Under the new guidance, income tax benefits and deficiencies will be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. The amendment was applied prospectively.

•
Forfeitures. The Company elected to make an accounting policy change to account for forfeitures when they occur. The Company applied the amendment using the modified retrospective transition method, which resulted in a cumulative-effect expense adjustment of $2.7 million, net of tax to retained earnings as of December 31, 2016. The adjustment represents the impact of estimated forfeitures on previously recorded compensation expense as of December 31, 2016 from outstanding stock options and unvested share awards under the previous accounting policy.

•
Classification of excess tax benefits on the cash flow statement. Under the new guidance, excess tax benefits will be classified along with other income tax cash flows as an operating activity. The amendment was applied prospectively.

In February 2016, the FASB issued an accounting standards update that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than 12 months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors are required to apply a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. This guidance is effective for financial statements with fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In January 2016, the FASB issued an accounting standards update requiring all equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This update eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for financial statements with fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods and early adoption is permitted. The Company is currently assessing the impact the adoption of this new standard will have on its consolidated financial statements. The Company expects a portion of the change in its Redemption Note fair value currently included in the Consolidated Statements of Income will be recorded in accumulated other comprehensive income on its Consolidated Balance Sheet.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued an accounting standards update that defers the effective date of the new revenue recognition accounting guidance by one year, to annual and interim periods

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

beginning after December 15, 2017. Early application is permitted for annual and interim periods beginning after December 15, 2016. The Company will adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements. The Company expects the goods and services provided to customers without charge currently included in both gross revenues and promotional allowances in the accompanying Condensed Consolidated Statements of Income will be presented on a net basis.

Prior Period Adjustments

During the three months ended March 31, 2016, the Company identified $25.6 million of additional interest that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014. Considering both quantitative and qualitative factors, the Company determined the amounts were immaterial to any previously issued financial statements and immaterial to the full year results for 2016. Accordingly, the Company corrected these immaterial amounts during the three months ended March 31, 2016, resulting in a decrease to interest expense of $25.6 million and increases to net income attributable to Wynn Resorts, Limited of $18.5 million and basic and diluted net income per common share of $0.18.

Note 3 - Retail Joint Venture

In December 2016, the Company formed a joint venture (the "Retail Joint Venture") with Crown to own and operate approximately 88,000 square feet of existing retail space at Wynn Las Vegas. In connection with the transaction, the Company transferred certain assets and liabilities with a net book value of $31.8 million associated with the existing Wynn Las Vegas retail stores from Wynn Las Vegas, LLC, to the Retail Joint Venture. The Company sold Crown a 49.9% ownership interest in the Retail Joint Venture for $217.0 million in cash and a $75.0 million interest-free note that matures in full on January 3, 2018. As of March 31, 2017 and December 31, 2016, the note was recorded at its present value of $73.1 million in prepaid expenses and other and $72.5 million in other assets, respectively, on the Consolidated Balance Sheets. Wynn Las Vegas, LLC transferred all interests as lessor in third-party retail store leases to the Retail Joint Venture as part of the transaction and the majority of the retail stores previously operated by Wynn Las Vegas, LLC are now operated under a master lease agreement between a newly formed retail entity owned by Wynn Resorts, as lessee, and the Retail Joint Venture, as lessor. The Company maintains a 50.1% ownership in the Retail Joint Venture and is the managing member. The Company’s responsibilities with respect to the Retail Joint Venture include day-to-day business operations, property management services and a role in the leasing decisions of the retail space.

Also in December 2016, the Company entered into an agreement with Crown to form a joint venture that will own approximately 73,000 square feet of additional retail space that is currently under construction at Wynn Las Vegas. Crown is expected to pay the Company $180.0 million for a 49.9% ownership interest in the new joint venture prior to the expected opening for business in the first quarter of 2018.

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

As of March 31, 2017 and December 31, 2016, the Retail Joint Venture had total assets of $40.7 million and $33.6 million, respectively, and total liabilities of $3.1 million and $2.1 million, respectively.

Note 4 -    Earnings Per Share

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to Wynn Resorts, Limited	$100,816	$75,221

Denominator:
Weighted average common shares outstanding	101,753	101,392
Potential dilutive effect of stock options and restricted stock	316	294
Weighted average common and common equivalent shares outstanding	102,069	101,686

Net income attributable to Wynn Resorts, Limited per common share, basic	$0.99	$0.74
Net income attributable to Wynn Resorts, Limited per common share, diluted	$0.99	$0.74

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted net income per share	689	785

Note 5 -    Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interests, in accumulated other comprehensive income of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Accumulated other comprehensive income
December 31, 2016	$2,213	$(729)	$1,484
Current period other comprehensive income (loss)	(846)	71	(775)
March 31, 2017	$1,367	$(658)	$709

Note 6 -    Investment Securities

Investment securities consisted of the following (in thousands):

	March 31, 2017				December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$251,572	$28	$(668)	$250,932	$245,425	$19	$(720)	$244,724
Commercial paper	46,866	2	(20)	46,848	56,764	5	(33)	56,736
	$298,438	$30	$(688)	$297,780	$302,189	$24	$(753)	$301,460

For investments with unrealized losses as of March 31, 2017 and December 31, 2016, the Company has determined that it does not have the intent to sell any of these investments and it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting dates.

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

The fair values of these investment securities as of March 31, 2017, by contractual maturity, are as follows (in thousands):

Fair value
Available-for-sale securities
Due in one year or less	$133,409
Due after one year through two years	83,006
Due after two years through three years	81,365
$297,780

Note 7 -    Receivables, net

Receivables, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Casino	$167,433	$211,557
Hotel	22,833	21,897
Other	41,667	40,256
	231,933	273,710
Less: allowance for doubtful accounts	(45,931)	(54,742)
	$186,002	$218,968

Note 8 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land and improvements	$835,854	$834,420
Buildings and improvements	7,617,440	7,623,069
Furniture, fixtures and equipment	2,195,831	2,181,515
Leasehold interests in land	315,859	316,516
Airplanes	158,840	179,730
Construction in progress	454,706	299,686
	11,578,530	11,434,936
Less: accumulated depreciation	(3,304,773)	(3,175,305)
	$8,273,757	$8,259,631

 As of March 31, 2017 and December 31, 2016, construction in progress consisted primarily of costs capitalized, including interest, for the construction of Wynn Boston Harbor.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility, due September 2021; interest at LIBOR or HIBOR plus 1.50%—2.25% (2.62% as of March 31, 2017 and 2.76% as of December 31, 2016), net of debt issuance costs and original issue discount of $26,283 as of March 31, 2017 and $28,091 as of December 31, 2016	$2,278,350	$2,278,682
Senior Revolving Credit Facility, due September 2020; interest at LIBOR or HIBOR plus 1.50%—2.25% (2.62% as of March 31, 2017 and 2.75% as of December 31, 2016)	200,314	340,846
5 1/4% Senior Notes, due October 15, 2021, net of debt issuance costs and original issue premium of $6,402 as of March 31, 2017 and $6,709 as of December 31, 2016	1,343,598	1,343,291
WML Finance Revolving Credit Facility, due July 2018; interest at 1.50%	—	189,651
U.S. and Corporate Related:
Wynn America Credit Facilities:
Senior Term Loan Facility, due November 2020; interest at base rate plus 0.75% or LIBOR plus 1.75% (2.54% as of March 31, 2017 and 2.52% as of December 31, 2016), net of debt issuance costs of $14,445 as of March 31, 2017 and $15,436 as of December 31, 2016	985,555	984,564
5 3/8% First Mortgage Notes, due March 15, 2022, net of debt issuance costs of $6,429 as of March 31, 2017 and $6,709 as of December 31, 2016	893,571	893,291
4 1/4% Senior Notes, due May 30, 2023, net of debt issuance costs of $2,725 as of March 31, 2017 and $2,819 as of December 31, 2016	497,275	497,181
5 1/2% Senior Notes, due March 1, 2025, net of debt issuance costs of $20,993 as of March 31, 2017 and $21,513 as of December 31, 2016	1,779,007	1,778,487
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%, net of fair value adjustment of $101,238 as of March 31, 2017 and $117,085 as of December 31, 2016	1,835,206	1,819,359
	9,812,876	10,125,352
Current portion of long-term debt	—	—
	$9,812,876	$10,125,352

Wynn Macau Credit Facilities

The Company's credit facilities include a $2.30 billion equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan Facility") and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility" collectively, the "Wynn Macau Credit Facilities"). The borrower is Wynn Resorts (Macau) S.A. ("Wynn Macau SA"). As of March 31, 2017, the Company had $549.7 million of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility.

WML Finance Revolving Credit Facility
The Company's credit facilities include a HK$3.87 billion (approximately $498.1 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility") under which WML Finance I, Limited, an indirect subsidiary of WML, is the borrower. The WML Finance Credit Facility bears interest initially at 1.50% per annum, such rate calculated as the interest rate paid by the lender as the deposit bank for the cash collateral deposited and pledged with the lender plus a margin of 0.40%. As of March 31, 2017, the Company had no borrowings under the WML Finance Credit Facility.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Wynn America Credit Facilities

The Company's credit facilities include an $875 million fully funded senior secured term loan facility (the "WA Senior Term Loan Facility I"), a $125 million fully funded senior term loan facility (the "WA Senior Term Loan Facility II") and a $375 million senior secured revolving credit facility (the "WA Senior Revolving Credit Facility", collectively the "Wynn America Credit Facilities"). The borrower is Wynn America, LLC, an indirect wholly owned subsidiary of the Company. As of March 31, 2017, the Company had available borrowing capacity of $360.4 million, net of $14.6 million in outstanding letters of credit, under the WA Senior Revolving Credit Facility.

On April 24, 2017, the Company amended the Wynn America Credit Facilities to, among other things, extend the maturity of portions of the credit facilities. Pursuant to the amendment, (i) the maturity date with respect to $805.4 million in aggregate principal amount of the WA Senior Term Loan Facility I was extended from November 2020 to December 2021, with repayment in quarterly installments of $20.1 million commencing in March 2020 and a final installment of $664.5 million in December 2021; (ii) the maturity date of the $125 million in aggregate principal amount of the WA Senior Term Loan Facility II was extended from November 2020 to December 2021, with no required scheduled repayments until maturity in December 2021; and (iii) the maturity date with respect to $333.0 million in aggregate principal amount of the WA Senior Revolving Credit Facility was extended from November 2019 to December 2021. The Company paid customary fees and expenses in connection with the amendment.

Debt Covenant Compliance

Management believes that as of March 31, 2017, the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of March 31, 2017 and December 31, 2016 was $8.10 billion and $8.33 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $8.05 billion and $8.39 billion, respectively. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). See Note 2 "Summary of Significant Accounting Policies" for discussion on the estimated fair value of the Redemption Note.

Note 10 - Related Party Transactions

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer ("Mr. Wynn"), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers and directors reimburse the Company. Mr. Wynn also reimburses the Company for personal usage of aircraft (subject to a $250,000 credit per calendar year) pursuant to a time sharing agreement. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. Mr. Wynn and the other officers and directors had a net deposit balance with the Company of $0.4 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Casino	$1,596	$2,272
Rooms	149	74
Food and beverage	331	324
Entertainment, retail and other	27	18
General and administrative	6,104	7,823
Pre-opening	—	117
Total stock-based compensation expense	8,207	10,628
Total stock-based compensation capitalized	2	24
Total stock-based compensation costs	$8,209	$10,652

Certain members of the Company's executive management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. For the three months ended March 31, 2017 and 2016, the Company recorded $4.9 million and $5.2 million, respectively, of stock-based compensation expense associated with these awards. The Company settles this obligation by issuing immediately vested shares in January of the following year.

Note 12 - Income Taxes

For the three months ended March 31, 2017 and 2016, the Company recorded a tax expense of $2.9 million and $3.9 million, respectively, primarily related to changes in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").

The Company does not consider its portion of the tax earnings and profits of WML to be permanently invested. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences and expects FTCs to be sufficient to eliminate any U.S. federal income tax in the event of repatriation.
The Company recorded valuation allowances on certain of its U.S. and foreign deferred tax assets. In assessing the need for a valuation allowance, the Company relies solely on the reversal of net taxable temporary differences. The valuation allowance for FTCs was determined by scheduling the existing U.S. taxable temporary differences that are expected to reverse and result in foreign source income during the 10-year FTC carryover period.

Wynn Macau SA has received a five-year exemption from complementary tax on profits generated by gaming operations through December 31, 2020. For the three months ended March 31, 2017 and 2016, the Company was exempt from the payment of such taxes totaling $12.7 million and $11.3 million, respectively.

Wynn Macau SA also entered into an agreement with the Macau government that provides for an annual payment of 12.8 million Macau patacas (approximately $1.6 million) as complementary tax otherwise due by shareholders of Wynn Macau SA on dividend distributions through 2020.

Note 13 - Commitments and Contingencies

Wynn Boston Harbor Development

On April 28, 2017, Wynn MA, LLC ("Wynn MA"), an indirect wholly owned subsidiary of the Company, and Suffolk Construction Company, Inc. (the "Construction Manager"), entered into an agreement concerning the construction of Wynn Boston Harbor, which, among other things, confirmed the guaranteed maximum price for the construction work undertaken by the Construction Manager. The Construction Manager is obligated to substantially complete the project by June 24, 2019 for a guaranteed maximum price of $1.32 billion. Both the contract time and guaranteed maximum price are subject to further adjustment under certain conditions. The performance of the Construction Manager is backed by a payment and performance bond in the amount of $350.0 million.

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. On March 28, 2016, Elaine Wynn filed an amended cross claim which added Wynn Resorts and Wynn Resorts' General Counsel (together with Mr. Wynn, the "Wynn Cross Defendants") as cross defendants. The amended cross claim substantially repeats its earlier allegations and further alleges that Mr. Wynn engaged in acts of misconduct that, with the Wynn Cross Defendants, resulted in Mr. Wynn allegedly breaching the Stockholders Agreement and violating alleged duties under the Stockholders Agreement by preventing Elaine Wynn from being nominated and elected to serve as one of the Company's directors.  In addition to continuing to seek the declarations asserted under the original cross claim, the amended cross claim seeks an order compelling Mr. Wynn to comply with the Stockholders Agreement by assuring the nomination and election of Elaine Wynn to the Board of Directors and seeks unspecified monetary damages from Mr. Wynn and the Wynn Cross Defendants. The Wynn Cross Defendants filed motions to dismiss and a motion to sever in April 2016 and will vigorously defend against the claims asserted against them. On May 5, 2016, the court granted Wynn Resorts' and Wynn Resorts' General Counsel's motions to dismiss and denied Mr. Wynn's motion to dismiss. On May 26, 2016, the court denied the Wynn Cross Defendants' motion to sever. Mr. Wynn is continuing to oppose Elaine Wynn's cross claim. On May 1, 2017, the court granted Elaine Wynn leave to file an amended cross claim against the Wynn Cross Defendants which substantially repeats the allegations contained in the previous version of Ms. Wynn’s cross claim, which the court dismissed against Wynn Resorts and Wynn Resorts' General Counsel on May 5, 2016. Upon filing by Elaine Wynn, the Wynn Cross Defendants intend to once again move the court to dismiss Elaine Wynn’s cross claims and vigorously defend against the claims asserted against them.

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

In June 2016, Wynn Resorts filed a motion to disqualify Quinn Emanuel Urquhart & Sullivan, LLP ("QE"), one of Ms. Wynn's law firms, and sought an injunction related to Ms. Wynn providing her attorneys with confidential and privileged information that belongs to Wynn Resorts. On June 23, 2016, the court stayed discovery as to both Ms. Wynn and the Okada Parties, pending an evidentiary disqualification hearing. On January 23, 2017, the court issued a temporary restraining order that halted QE’s participation in the case, with the sole exception of contesting the firm's disqualification. QE withdrew as counsel for Ms. Wynn on March 9, 2017, and Ms. Wynn retained new counsel prior to the start of the evidentiary hearing, which began on March 13, 2017. On March 17, 2017, the evidentiary hearing was vacated because Ms. Wynn and QE stipulated to a permanent injunction requiring the destruction or return of all Company information. On March 27, 2017, the stay was lifted.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The litigation is currently in the discovery phase and trial is scheduled to begin on April 16, 2018. Wynn Resorts will continue to vigorously pursue its claims against the Okada Parties, and Wynn Resorts and the Wynn Parties will continue to vigorously defend against the counterclaims asserted against them. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on Wynn Resorts' financial condition.

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

The four federal actions brought by the plaintiffs (collectively, the “Federal Plaintiffs”) were consolidated.  On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs' ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. The Company and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of the Company and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On July 18, 2016, the Ninth Circuit affirmed the federal court's dismissal.

Two state derivative actions were commenced against the Company and all members of its Board of Directors in the Eighth Judicial District Court of Clark County, Nevada. These state court actions brought by the following plaintiffs have been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the "State Plaintiffs"). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors during the applicable period, including Mr. Okada, as well as the Company's Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The State Plaintiffs claim that the individual defendants failed to disclose to the Company's stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorneys' fees and costs. On October 13, 2012, the court entered the parties' stipulation providing for a stay of the state derivative action for 90 days, subject to the parties' obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, the Company and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised the Company and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. The Company and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On June 18, 2014, the court entered a new stipulation between the parties that provides for further stay of the state derivative action and directs the parties, within 45 days of the conclusion of the latter of the Redemption Action or the federal derivative action, to discuss how the state derivative action should proceed and to file a joint report with the court.

The individual defendants are vigorously defending against the claims pleaded against them. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

Massachusetts Gaming License Related Action

On September 17, 2014, the Massachusetts Gaming Commission ("MGC") designated Wynn MA the award winner of the Greater Boston (Region A) gaming license. On November 7, 2014, the gaming license became effective.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On July 1, 2015, the MGC filed motions to dismiss Mohegan's and the City of Revere's complaints. On December 3, 2015, the court granted the motion to dismiss the claims asserted in the Revere Action. Also on December 3, 2015, the court granted the motion to dismiss three of the four counts asserted by Mohegan but denied the motion as to Mohegan's certiorari claim. The City of Revere and IBEW sought immediate appellate review of the dismissal of their claims and the MGC requested immediate appellate review of the court's denial of the MGC's motion to dismiss Mohegan's certiorari claim. All three petitions for interlocutory review were denied. On April 22, 2016, the MGC filed an appeal to the Massachusetts Supreme Judicial Court ("SJC"). On May 11, 2016, the SJC granted the application. The SJC has also granted, as of September 20, 2016, the City of Revere and IBEW's application for direct appellate review. On March 10, 2017, the SJC affirmed the trial court’s dismissal of the City of Revere’s claims and IBEW’s claims. The SJC affirmed the court’s dismissal of Mohegan’s claims except for the certiorari claim, which the SJC remanded to the Suffolk Superior Court. The SJC reversed the court’s dismissal of the individual plaintiffs’ open meeting law claim and remanded that claim to the Suffolk Superior Court.

Wynn MA was not named in the above complaint. The MGC retained private legal representation at its own nontaxpayer-funded expense.

Note 14 - Segment Information

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

The Company also reviews construction and development activities for each of its projects under development, in addition to its reportable segments. The Company separately identifies assets for its Wynn Boston Harbor development project. Other Macau primarily represents the Company's Macau holding company.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present the Company's segment information (in thousands):

	Three Months Ended March 31,
	2017	2016
Net revenues
Macau Operations:
Wynn Macau	$587,031	$608,243
Wynn Palace	475,774	—
Total Macau Operations	1,062,805	608,243
Las Vegas Operations	412,875	389,435
Total	$1,475,680	$997,678
Adjusted Property EBITDA (1)
Macau Operations:
Wynn Macau	$181,106	$191,245
Wynn Palace	111,856	—
Total Macau Operations	292,962	191,245
Las Vegas Operations	134,577	109,024
Total	427,539	300,269
Other operating expenses
Pre-opening	5,779	33,769
Depreciation and amortization	139,820	77,971
Property charges and other	3,036	1,521
Corporate expenses and other	20,767	18,183
Stock-based compensation	8,207	10,511
Equity in income from unconsolidated affiliates	—	16
Total other operating expenses	177,609	141,971
Operating income	249,930	158,298
Other non-operating income and expenses
Interest income	6,471	3,479
Interest expense, net of amounts capitalized	(98,262)	(44,772)
Change in interest rate swap fair value	(771)	(1,825)
Change in Redemption Note fair value	(15,847)	(5,003)
Equity in income from unconsolidated affiliates	—	16
Other	(6,106)	(483)
Total other non-operating income and expenses	(114,515)	(48,588)
Income before income taxes	135,415	109,710
Provision for income taxes	(2,890)	(3,918)
Net income	132,525	105,792
Net income attributable to noncontrolling interests	(31,709)	(30,571)
Net income attributable to Wynn Resorts, Limited	$100,816	$75,221

(1)
"Adjusted Property EBITDA" is net income before interest, taxes, depreciation and amortization, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, change in interest rate swap fair value, change in Redemption Note fair value, loss on extinguishment of debt and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts' calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

	March 31, 2017	December 31, 2016
Assets
Macau Operations:
Wynn Macau	$1,177,900	$1,161,670
Wynn Palace	4,199,859	4,317,458
Other Macau	28,025	28,927
Total Macau Operations	5,405,784	5,508,055
Las Vegas Operations	3,263,911	3,275,780
Wynn Boston Harbor	553,984	419,001
Corporate and other	2,605,849	2,750,721
Total	$11,829,528	$11,953,557

Note 15 - Subsequent Event

On April 25, 2017, the Company announced a cash dividend of $0.50 per share, payable on May 23, 2017 to stockholders of record as of May 11, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2016. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Special Note Regarding Forward-Looking Statements."

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), we own approximately 72% of Wynn Macau, Limited ("WML") and we operate the Wynn Macau and Wynn Palace resorts, which we refer to as our Macau Operations. In Las Vegas, Nevada, we operate and with the exception of the majority of the retail space, we own 100% of Wynn Las Vegas, which we also refer to as our Las Vegas Operations. We are currently constructing Wynn Boston Harbor, an integrated casino resort in Everett, Massachusetts.

Macau Operations

We operate our Macau Operations under a 20-year casino concession agreement granted by the Macau government in June 2002. We lease from the Macau government approximately 16 acres of land in downtown Macau's inner harbor where Wynn Macau is located and 51 acres of land in the Cotai area of Macau where Wynn Palace is located.

Wynn Macau features the following as of April 15, 2017:

•	Approximately 284,000 square feet of casino space, offering 24-hour gaming and a full range of games with 303 table games and 934 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	Eight food and beverage outlets;

•	Approximately 57,000 square feet of high-end, brand-name retail shopping;

•	Approximately 31,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	A rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "prosperity tree" and "dragon of fortune" attractions.

Wynn Palace features the following as of April 15, 2017:

•
Approximately 420,000 square feet of casino space, offering 24-hour gaming and a full range of games with 299 table games and 932 slot machines, including private gaming salons, sky casinos and a poker pit;

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

Wynn Las Vegas features the following as of April 15, 2017:

•
Approximately 189,000 square feet of casino space, offering 24-hour gaming and a full range of games with 238 table games and 1,840 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	33 food and beverage outlets;

•
Approximately 95,000 square feet of high-end, brand-name retail shopping (of which, effective December 2016, approximately 88,000 square feet is owned and operated by a joint venture of which we own 50.1%);

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

In December 2016, we formed a joint venture (the "Retail Joint Venture") with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space (of which we own 50.1%) and signed an agreement with Crown to form a joint venture to own and operate approximately 73,000 square feet of additional retail space that is currently under construction at Wynn Las Vegas. We expect to open the additional retail space in the first quarter of 2018.

In response to our evaluation of our Las Vegas Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort.

Construction and Development Opportunities

We are currently constructing Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, located adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.4 billion. As of March 31, 2017, we have incurred $606.9 million in total project costs. We expect to open Wynn Boston Harbor in mid-2019.

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

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Condensed Consolidated Statement of Income is presented. Below are definitions of these key operating measures discussed:

•	Table drop for our Macau Operations is the amount of cash that is deposited in a gaming table's drop box plus cash chips purchased at the casino cage.

•	Table drop for our Las Vegas Operations is the amount of cash and net markers issued that are deposited in a gaming table's drop box.

•	Rolling chips are non-negotiable identifiable chips that are used to track turnover for purposes of calculating incentives.

•	Turnover is the sum of all losing rolling chip wagers within our Macau Operations' VIP program.

•	Table games win is the amount of table drop or turnover that is retained and recorded as casino revenues.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained by us and is recorded as casino revenues.

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

In our VIP operations in Macau, customers primarily purchase rolling chips from the casino cage and can only use them to make wagers. Winning wagers are paid in cash chips. The loss of the rolling chips in the VIP operations is recorded as turnover and provides a base for calculating VIP win percentage. It is customary in Macau to measure VIP play using this rolling chip method. We expect our win as a percentage of turnover from these operations to be within the range of 2.7% to 3.0%. In our mass market operations in Macau, customers may purchase cash chips at either the gaming tables or at the casino cage.

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

Results of Operations

Summary first quarter 2017 results

The following table summarizes our consolidated financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016	Percent Change
Net revenues	$1,475,680	$997,678	47.9
Net income attributable to Wynn Resorts, Limited	$100,816	$75,221	34.0
Diluted net income per share	$0.99	$0.74	33.8
Adjusted Property EBITDA	$427,539	$300,269	42.4

During the three months ended March 31, 2017, our net income attributable to Wynn Resorts, Limited was $100.8 million, an increase of $25.6 million, or 34.0% over $75.2 million for the same period of 2016, resulting in diluted earnings per share of $0.99. The increase in net income attributable to Wynn Resorts, Limited was primarily due to income from Wynn Palace, which opened in the third quarter of 2016, and from increased income from our Las Vegas Operations, partially offset by increased interest expense. The increase in interest expense was partially the result of a $25.6 million out-of-period adjustment recorded in the first quarter of 2016 related to capitalized interest that reduced interest expense.

Adjusted Property EBITDA increased 42.4%, or $127.3 million, to $427.5 million for the three months ended March 31, 2017, from $300.3 million for the same period of 2016, primarily due to $111.9 million from Wynn Palace and an increase of $25.6 million from our Las Vegas Operations, partially offset by a decrease of $10.1 million from Wynn Macau.

Financial results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Net revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Percent Change
Net revenues
Macau Operations:
Wynn Macau	$587,031	$608,243	(3.5)
Wynn Palace (1)	475,774	—	—
Total Macau Operations	1,062,805	608,243	74.7
Las Vegas Operations	412,875	389,435	6.0
	$1,475,680	$997,678	47.9
(1) Wynn Palace opened on August 22, 2016.

Net revenues increased 47.9%, or $478.0 million, to $1.48 billion for the three months ended March 31, 2017, from $997.7 million for the same period of 2016. The increase was primarily due to $475.8 million from Wynn Palace and an increase of $23.4 million from our Las Vegas Operations, partially offset by a decrease of $21.2 million from Wynn Macau.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Percent Change
Net revenues
Casino revenues	$1,151,224	$732,730	57.1
Non-casino revenues	324,456	264,948	22.5
	$1,475,680	$997,678	47.9

Casino revenues were 78.0% of total net revenues for the three months ended March 31, 2017, compared to 73.4% for the same period of 2016, while non-casino revenues were 22.0% of total net revenues, compared to 26.6% for the same period of 2016.

Casino revenues

Casino revenues increased 57.1%, or $418.5 million, to $1.15 billion for the three months ended March 31, 2017, from $732.7 million for the same period of 2016. The increase was primarily due to casino revenues of $430.0 million from Wynn Palace and an increase of $5.4 million from our Las Vegas Operations, partially offset by a decrease of $16.8 million from Wynn Macau. The decline in casino revenues from Wynn Macau was primarily due to a reduction in business volumes driven by recent resort openings in the Cotai area of Macau, including Wynn Palace.

Prior to the opening of Wynn Palace, the Gaming Inspection and Coordination Bureau of Macau authorized 100 new table games for operation at Wynn Palace with 25 additional table games authorized for operation on January 1, 2017, and a further 25 new table games for operation on January 1, 2018, for a total of 150 new table games in the aggregate. In addition, we have and will continue to share table games between Wynn Macau and Wynn Palace, subject to the aggregate cap, to optimize our casino operations. As of April 15, 2017, we had a total of 303 table games at Wynn Macau and 299 at Wynn Palace.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Three Months Ended March 31,
	2017	2016	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Macau:
Total casino revenues	$554,927	$571,770	$(16,843)	(2.9)
VIP:
Average number of table games	87	189	(102)	(54.0)
VIP turnover	$13,284,764	$13,469,939	$(185,175)	(1.4)
Table games win	$438,912	$378,652	$60,260	15.9
VIP win as a % of turnover	3.30%	2.81%	0.49
Table games win per unit per day	$56,041	$21,967	$34,074	155.1
Mass market:
Average number of table games	204	245	(41)	(16.7)
Table drop	$1,136,896	$1,210,100	$(73,204)	(6.0)
Table games win	$212,905	$247,500	$(34,595)	(14.0)
Table games win %	18.7%	20.5%	(1.8)
Table games win per unit per day	$11,604	$11,092	$512	4.6
Average number of slot machines	886	781	105	13.4
Slot machine handle	$856,683	$1,096,337	$(239,654)	(21.9)
Slot machine win	$38,554	$50,440	$(11,886)	(23.6)
Slot machine win per unit per day	$484	$710	$(226)	(31.8)

Wynn Palace (1):
Total casino revenues	$429,971	$—	$429,971	—
VIP:
Average number of table games	91	—	91	—
VIP turnover	$11,041,682	$—	$11,041,682	—
Table games win	$334,742	$—	$334,742	—
VIP win as a % of turnover	3.03%	—%	3.03
Table games win per unit per day	$40,797	$—	$40,797	—
Mass market:
Average number of table games	211	—	211	—
Table drop	$770,018	$—	$770,018	—
Table games win	$167,627	$—	$167,627	—
Table games win %	21.8%	—%	21.8
Table games win per unit per day	$8,840	$—	$8,840	—
Average number of slot machines	997	—	997	—
Slot machine handle	$657,579	$—	$657,579	—
Slot machine win	$33,933	$—	$33,933	—
Slot machine win per unit per day	$378	$—	$378	—
(1) Wynn Palace opened on August 22, 2016.

	Three Months Ended March 31,
	2017	2016	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$166,327	$160,960	$5,367	3.3
Average number of table games	236	237	(1)	(0.4)
Table drop	$458,596	$475,162	$(16,566)	(3.5)
Table games win	$130,846	$125,046	$5,800	4.6
Table games win %	28.5%	26.3%	2.2
Table games win per unit per day	$6,149	$5,792	$357	6.2
Average number of slot machines	1,906	1,889	17	0.9
Slot machine handle	$765,914	$717,460	$48,454	6.8
Slot machine win	$49,718	$49,584	$134	0.3
Slot machine win per unit per day	$290	$289	$1	0.3

Non-casino revenues

Non-casino revenues increased 22.5%, or $59.5 million, to $324.5 million for the three months ended March 31, 2017, from $264.9 million for the same period of 2016, primarily due to non-casino revenues of $45.8 million from Wynn Palace and an increase of $18.1 million from our Las Vegas Operations, partially offset by a decrease of $4.4 million from Wynn Macau.

Room revenues increased 32.9%, or $44.7 million, to $180.3 million for the three months ended March 31, 2017, from $135.6 million for the same period of 2016, primarily due to $39.8 million from Wynn Palace and an increase of $9.8 million from our Las Vegas Operations, partially offset by a decrease of $4.9 million from Wynn Macau. The increase experienced by our Las Vegas Operations was driven by an ADR increase of 5.7% and a 3.8 percentage point increase in occupancy while the decrease from Wynn Macau was a result of an ADR decline of 18.2%.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Three Months Ended March 31,
	2017	2016	Percent Change (1)
Macau Operations:
Wynn Macau:
Total room revenues (dollars in thousands)	$25,536	$30,453	(16.1)
Occupancy	95.7%	94.8%	0.9
ADR	$265	$324	(18.2)
REVPAR	$254	$307	(17.3)
Wynn Palace (2):
Total room revenues (dollars in thousands)	$39,768	$—	—
Occupancy	95.6%	—%	—
ADR	$258	$—	—
REVPAR	$246	$—	—

Las Vegas Operations:
Total room revenues (dollars in thousands)	$114,963	$105,139	9.3
Occupancy	85.5%	81.7%	3.8
ADR	$315	$298	5.7
REVPAR	$269	$243	10.7
(1)    Except occupancy, which is presented as a percentage point change.
(2)    Wynn Palace opened on August 22, 2016.

Food and beverage revenues increased 17.2%, or $22.4 million, to $152.8 million for the three months ended March 31, 2017, from $130.4 million for the same period of 2016, primarily due to $20.2 million from Wynn Palace and an increase of $6.5 million from our Las Vegas Operations, partially offset by a decrease of $4.3 million from Wynn Macau. Our Las Vegas Operations increased primarily due to one of our nightclubs being closed for re-branding during the three months ended March 31, 2016 and the decrease from Wynn Macau was mainly from a decline in revenues at our restaurants.

Entertainment, retail and other revenues increased 25.5%, or $20.9 million, to $102.9 million for the three months ended March 31, 2017, from $82.0 million for the same period of 2016. The increase was primarily due to $25.7 million from Wynn Palace, partially offset by decreases of $2.7 million and $2.1 million from Wynn Macau and our Las Vegas Operations, respectively.

Promotional allowances increased 34.3%, or $28.5 million, to $111.6 million for the three months ended March 31, 2017, from $83.1 million for the same period of 2016. The increase was primarily due to $39.8 million from Wynn Palace, partially offset by decreases of $7.5 million from Wynn Macau and $3.9 million from Wynn Las Vegas. The decrease from Wynn Macau was due to less complimentaries from business volume declines in casino operations and the decrease from Las Vegas Operations was primarily a result of a greater percentage of cash paying guests in our rooms and food and beverage outlets.

Operating expenses

Operating expenses increased 46.0%, or $386.4 million, to $1.23 billion for the three months ended March 31, 2017, from $839.4 million for the same period of 2016, primarily due to increases in casino expenses of $287.7 million, depreciation and amortization of $61.8 million and general and administrative expenses of $42.5 million, all mainly related to the opening of Wynn Palace.

Casino expenses increased 63.6%, or $287.7 million, to $740.2 million for the three months ended March 31, 2017, from $452.5 million for the same period of 2016, primarily due to $299.9 million from Wynn Palace, partially offset by decreases in the cost of providing complimentaries and other casino expenses at Wynn Macau and Wynn Las Vegas.

Room expenses increased 18.0%, or $6.8 million, to $44.5 million for the three months ended March 31, 2017, from $37.7 million for the same period of 2016. The increase was primarily due to $4.0 million from Wynn Palace and an increase of $2.6 million from our Las Vegas Operations.

Food and beverage expenses increased 17.6%, or $14.0 million, to $93.4 million for the three months ended March 31, 2017, from $79.4 million for the same period of 2016. The increase was commensurate with the 17.2% increase in food and beverage revenues.

Entertainment, retail, and other expenses increased 12.8%, or 4.9 million, to $43.2 million for the three months ended March 31, 2017, from $38.3 million for the same period of 2016, primarily related to Wynn Palace.

General and administrative expenses increased 36.2%, or $42.5 million, to $160.0 million for the three months ended March 31, 2017, from $117.4 million for the same period of 2016, primarily related to Wynn Palace.

Provision for doubtful accounts was a benefit of $4.2 million for the three months ended March 31, 2017, compared to an expense of $0.7 million for the same period of 2016. The change was due to collection of casino accounts receivable that resulted in the reversal of previously recorded allowance for doubtful accounts.

Pre-opening expenses were $5.8 million for the three months ended March 31, 2017, compared to $33.8 million for the same period of 2016. During the three months ended March 31, 2017, we incurred pre-opening expenses of $5.5 million related to Wynn Boston Harbor and $0.2 million at our Las Vegas Operations. During the three months ended March 31, 2016, we incurred pre-opening expenses of $26.3 million related to Wynn Palace, $6.8 million related to Wynn Boston Harbor and $0.7 million at our Las Vegas Operations.

Depreciation and amortization increased 79.3%, or $61.8 million, to $139.8 million for the three months ended March 31, 2017, from $78.0 million for the same period of 2016. The increase was primarily due to the opening of Wynn Palace with the associated building and furniture, fixtures and equipment being placed in service.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$100,720	$93,171	8.1
Capitalized interest	(2,457)	(48,400)	(94.9)
	$98,262	$44,772	119.5

Weighted average total debt balance	$10,200,295	$9,402,706
Weighted average interest rate	3.95%	3.95%

Interest cost increased $7.5 million for the three months ended March 31, 2017, compared to the same period of 2016, primarily due to an increase in our weighted average total debt balance from borrowings under the WA Senior Term Loan Facility (defined below). Capitalized interest decreased $45.9 million for the three months ended March 31, 2017, compared to the same period of 2016, primarily due to a $25.6 million out-of-period adjustment recorded in the first quarter of 2016 and the completion of Wynn Palace construction activities in August 2016. During the first quarter of 2016, we corrected immaterial amounts of additional interest that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014.

Other non-operating income and expenses

We incurred losses of $15.8 million and $5.0 million for the three months ended March 31, 2017 and 2016, respectively, from the change in fair value of the Redemption Note. The change in fair value is a result of changes in certain variables used to calculate the estimated fair value. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."
Interest income was $6.5 million for the three months ended March 31, 2017, compared to $3.5 million for the three months ended March 31, 2016. During 2017 and 2016, our short-term investment strategy was to preserve capital while retaining sufficient liquidity. The majority of our short-term investment securities were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

We incurred losses of $6.1 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively, from foreign currency remeasurements. The increased losses were primarily due to the impact of the exchange rate fluctuation in the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities.

Income taxes
Income tax expense was $2.9 million for the three months ended March 31, 2017, compared to $3.9 million for the same period of 2016. These amounts primarily related to changes in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $31.7 million for the three months ended March 31, 2017, compared to $30.6 million for the same period of 2016. These amounts were primarily related to the noncontrolling interests' share of net income from WML.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income before interest, taxes, depreciation and amortization, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, change in interest rate swap fair value, change in Redemption Note fair value, loss on extinguishment of debt and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 14 "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income attributable to Wynn Resorts, Limited.

	Three Months Ended March 31,
	2017	2016
Wynn Macau	$181,106	$191,245
Wynn Palace	$111,856	$—
Las Vegas Operations	$134,577	$109,024

Adjusted Property EBITDA at Wynn Macau decreased 5.3% for the three months ended March 31, 2017 compared to the same period of 2016, primarily due to casino revenue performance driven by year-over-year declines in business volumes, partially offset by an increase in VIP win as a percentage of turnover.

Adjusted Property EBITDA at Wynn Palace was $111.9 million for the three months ended March 31, 2017. Although the ramp up of Wynn Palace continues to be impacted by construction surrounding the property, Adjusted Property EBITDA increased by 44.4%, from $77.5 million for the three months ended December 31, 2016 (the first full quarter of operations) to $111.9 million for the three months ended March 31, 2017.

Adjusted Property EBITDA at our Las Vegas Operations increased 23.4% for the three months ended March 31, 2017, compared to the same period of 2016, primarily due to improved casino operations performance, driven by an increase in table games win percentage, and hotel operations with increases in ADR and occupancy.

Refer to the discussion above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Operating Activities

Our operating cash flows primarily consist of our operating income generated by our Macau and Las Vegas Operations (excluding depreciation and other non-cash charges), interest paid and earned, and changes in working capital accounts, such as receivables, inventories, prepaid expenses and payables. Our table games play both in Macau and Las Vegas is a mix of cash and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers that gamble on credit. The ability to collect these gaming receivables may impact our operating cash flows for the period. Our rooms, food and beverage, and entertainment, retail and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivable.

Net cash provided by operations for the three months ended March 31, 2017 was $414.6 million, compared to $115.4 million for the same period of 2016. The increase was primarily due to the operations of Wynn Palace and the change in ordinary working capital accounts.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $122.5 million, compared to $272.7 million for the same period of 2016 and was primarily attributable to capital expenditures, net of construction payables and retention. Capital expenditures, net of construction payables and retention, of $145.6 million for the three months ended March 31, 2017, were primarily for Wynn Boston Harbor and capital expenditures, net of construction payables and retention, of $273.2 million for the three months ended March 31, 2016, were primarily for Wynn Palace.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $201.0 million, compared to net cash provided by financing activities of $184.8 million for the same the period of 2016. During the three months ended March 31, 2017, we used cash of $51.3 million for the payment of dividends and $331.2 million for the repayment of borrowings under our Wynn Macau Credit Facilities (defined below) and WML Finance Credit Facility (defined below). These uses of cash were partially offset by $189.9 million of cash released from restriction as collateral associated with our WML Finance Credit Facility. During the three months ended March 31, 2016, our net cash provided by financing activities was mainly due to borrowings of $250.7 million under the Wynn Macau Credit Facilities and WA Senior Term Loan Facility I (defined below), partially offset by dividends paid of $50.6 million.

Capital Resources

As of March 31, 2017, we had $2.54 billion of cash and cash equivalents and $297.8 million of available-for-sale investments in domestic and foreign debt securities and commercial paper. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with original maturities of less than 90 days. Of these amounts, WML and its subsidiaries (of which we own approximately 72%) held $344.7 million in cash. If our portion of this cash was repatriated to the U.S. on March 31, 2017, it would be subject to minimal U.S. taxes in the year of repatriation. Wynn America, LLC and Wynn Las Vegas, LLC held cash balances of $622.4 million and $239.2 million, respectively. Wynn Resorts, Limited (including its subsidiaries other than WML, Wynn America, LLC and Wynn Las Vegas, LLC), which is not a guarantor of the debt of its subsidiaries, held $1.34 billion and $297.8 million of cash and available-for-sale investments, respectively.

The Wynn Macau credit facilities consist of a $2.30 billion equivalent fully funded senior secured term loan facility and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Credit Facilities"). Borrowings under the Wynn Macau Credit Facilities consist of both United States dollar and Hong Kong dollar tranches and were used to refinance Wynn Resorts (Macau) S.A.'s ("Wynn Macau SA") existing indebtedness and fund the construction and development of Wynn Palace and will be used for general corporate purposes. As of March 31, 2017, we had $549.7 million of available borrowing capacity under the senior secured revolving credit facility.

The Wynn America credit facilities consist of a $875 million fully funded senior secured term loan facility ("WA Senior Term Loan Facility I"), a $125 million fully funded senior term loan facility (the "WA Senior Term Loan Facility II") and a $375 million senior secured revolving credit facility ("WA Senior Revolving Credit Facility", collectively, the "Wynn America

Credit Facilities"). Borrowings under the Wynn America Credit Facilities have been and will be used to fund the development, construction and pre-opening expenses of Wynn Boston Harbor and for general corporate purposes. As of March 31, 2017, we had available borrowing capacity of $360.4 million, net of $14.6 million in outstanding letters of credit, under the WA Senior Revolving Credit Facility.

On April 24, 2017, we amended the Wynn America Credit Facilities to, among other things, extend the maturity of portions of the credit facilities. Pursuant to the amendment, (i) the maturity date with respect to $805.4 million in aggregate principal amount of the WA Senior Term Loan Facility I was extended from November 2020 to December 2021, with repayment in quarterly installments of $20.1 million commencing in March 2020 and a final installment of $664.5 million in December 2021; (ii) the maturity date of the $125.0 million in aggregate principal amount of the WA Senior Term Loan Facility II was extended from November 2020 to December 2021, with no required scheduled repayments until maturity in December 2021; (iii) the maturity date with respect to $333.0 million in aggregate principal amount of the WA Senior Revolving Credit Facility was extended from November 2019 to December 2021.
The WML Finance I, Limited credit facility consists of a HK$3.87 billion (approximately $498.1 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility"). Borrowings under the WML Finance Credit Facility are in Hong Kong dollars and are used for working capital requirements and general corporate purposes. As of March 31, 2017, we had no borrowings under the WML Finance Credit Facility.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives, except for interest rate swaps and foreign currency forward contracts. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of March 31, 2017, we had outstanding letters of credit totaling $14.6 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the three months ended March 31, 2017 to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Other Factors Affecting Liquidity

Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Las Vegas, LLC, Wynn America, LLC, and Wynn Macau SA debt instruments contain customary negative covenants and financial covenants, including, but not limited to, covenants that restrict our ability to pay dividends or distributions to any direct or indirect subsidiaries.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from cash on hand and operating cash flows. We cannot assure you however, that our Las Vegas Operations will generate sufficient cash flows from operations or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC's indebtedness and to fund its other liquidity needs. Similarly, we expect that our Macau Operations will fund Wynn Macau SA and WML's debt service obligations with existing cash, operating cash flows and availability under the Wynn Macau Credit Facilities. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 13 "Commitments and Contingencies."

The Company's Board of Directors has authorized an equity repurchase program. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of March 31, 2017, we had $1 billion in repurchase authority under the program.

We have in the past repurchased, and in the future, we may periodically consider repurchasing our outstanding notes for cash. The amount of any notes to be repurchased, as well as the timing of any repurchases, will be based on business, market and other conditions and factors, including price, contractual requirements or consents, and capital availability.

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in domestic and international markets. There can be no assurances regarding the business prospects with respect to any other opportunity. Any new development would require us to obtain additional financing. We may decide to conduct any such development through Wynn Resorts, Limited or through subsidiaries separate from the Las Vegas or Macau-related entities.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to these policies for the three months ended March 31, 2017.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A — "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

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

39

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

We currently have three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under our Wynn Macau Credit Facilities. Under two of the swap agreements, we pay a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately $508.3 million) in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.23% to 2.98% and mature in July 2017.

Under the third swap agreement, we pay a fixed interest rate (excluding the applicable interest margin) of 0.68% on notional amounts corresponding to borrowings of $243.8 million in exchange for receipts on the same amount at a variable-rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.18% to 2.93% and matures in July 2017.

As of March 31, 2017, interest rate swaps of $0.4 million were included in prepaid expenses and other and $0.1 million was included in other accrued expenses. As of December 31, 2016, interest rate swaps of $1.1 million were included in prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheet.

Interest Rate Sensitivity

As of March 31, 2017, approximately 72.2% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of March 31, 2017, an assumed 100 basis point change in the variable rates would cause our annual interest cost to change by $33.2 million.

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

We manage exposure to foreign currency risks associated with certain of our future scheduled interest payments through the use of foreign currency forward contracts. These contracts involve the exchange of one currency for a second currency at a future date and are with a counter-party, which is a major international financial institution.

We expect most of the revenues and expenses for any casino that we operate in Macau will be in Hong Kong dollars or Macau patacas. For any U.S. dollar-denominated debt or other obligations incurred by our Macau-related entities, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on our results of operations, financial condition and ability to service debt. Based on our balances as of March 31, 2017, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $28.0 million.

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

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to those risk factors during the three months ended March 31, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In January 2017, we repurchased 85,673 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $90.86 per share, for a total amount of $7.8 million.

In February 2017, we repurchased 7,342 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $95.97 per share, for a total amount of $0.7 million.

None of the foregoing repurchases that occurred during the three months ended March 31, 2017 were part of the Company's publicly announced repurchase program.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)
3.2	Eighth Amended and Restated Bylaws of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 6, 2015.)
*10.1	Amended and Restated Employment Agreement, dated as of February 28, 2017, by and between Wynn Resorts, Limited and Matt Maddox.
*10.2	Amended and Restated Employment Agreement, dated as of February 28, 2017, by and between Wynn Resorts, Limited and Kim Sinatra.
*10.3	Employment Agreement, dated as of January 27, 2017, by and between Wynn Resorts, Limited and Craig Billings.
*10.4	Separation Agreement and Release, dated as of February 22, 2017, by and between Wynn Resorts, Limited and Stephen Cootey.
*10.5
Fifth Amendment to Credit Agreement, dated as of April 24, 2017, by and among Wynn America, LLC as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statement of Stockholders' Equity as of March 31, 2017, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements.

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

WYNN RESORTS, LIMITED

Dated: May 4, 2017	By:	/s/ Craig S. Billings
Craig S. Billings
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

