Form 10-Q
period 2017-06-30
WYNN RESORTS LTD
filed 2017-08-04
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common stock, $0.01 par value	102,566,043

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,486,423	$2,453,122
Investment securities	136,202	173,437
Receivables, net	196,179	218,968
Inventories	84,508	91,541
Prepaid expenses and other	136,877	53,299
Total current assets	3,040,189	2,990,367
Property and equipment, net	8,321,777	8,259,631
Restricted cash	2,412	192,823
Investment securities	176,430	128,023
Intangible assets, net	124,897	113,588
Other assets	191,194	269,125
Total assets	$11,856,899	$11,953,557
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$299,348	$298,505
Current portion of long-term debt	1,740	—
Customer deposits	775,379	599,566
Gaming taxes payable	175,819	162,706
Accrued compensation and benefits	138,503	165,501
Accrued interest	70,424	98,118
Other accrued liabilities	78,696	91,905
Total current liabilities	1,539,909	1,416,301
Long-term debt	9,806,296	10,125,352
Other long-term liabilities	81,957	87,462
Deferred income taxes, net	71,031	66,561
Total liabilities	11,499,193	11,695,676
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 115,893,532 and 115,036,945 shares issued; 102,563,043 and 101,799,471 shares outstanding, respectively	1,159	1,150
Treasury stock, at cost; 13,330,489 and 13,237,474 shares, respectively	(1,175,186)	(1,166,697)
Additional paid-in capital	1,282,262	1,226,915
Accumulated other comprehensive income (loss)	(1,068)	1,484
Retained earnings	166,256	95,097
Total Wynn Resorts, Limited stockholders' equity	273,423	157,949
Noncontrolling interests	84,283	99,932
Total stockholders' equity	357,706	257,881
Total liabilities and stockholders' equity	$11,856,899	$11,953,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues:
Casino	$1,166,233	$742,659	$2,317,457	$1,475,389
Rooms	176,183	142,847	356,450	278,439
Food and beverage	194,113	170,631	346,953	301,075
Entertainment, retail and other	102,231	82,031	205,136	164,026
Gross revenues	1,638,760	1,138,168	3,225,996	2,218,929
Less: promotional allowances	(109,499)	(79,804)	(221,055)	(162,887)
Net revenues	1,529,261	1,058,364	3,004,941	2,056,042
Operating expenses:
Casino	763,241	470,372	1,503,457	922,912
Rooms	45,818	38,040	90,324	75,749
Food and beverage	117,010	105,727	210,388	185,147
Entertainment, retail and other	42,608	37,674	85,827	75,973
General and administrative	164,169	119,505	324,131	236,950
(Benefit) provision for doubtful accounts	(2,083)	2,478	(6,249)	3,184
Pre-opening	6,758	45,949	12,537	79,718
Depreciation and amortization	137,686	79,749	277,506	157,720
Property charges and other	7,165	11,331	10,201	12,852
Total operating expenses	1,282,372	910,825	2,508,122	1,750,205
Operating income	246,889	147,539	496,819	305,837
Other income (expense):
Interest income	7,080	2,783	13,551	6,262
Interest expense, net of amounts capitalized	(97,739)	(69,257)	(196,001)	(114,029)
Change in interest rate swap fair value	(283)	(1,036)	(1,054)	(2,861)
Change in Redemption Note fair value	(12,417)	7,982	(28,264)	2,979
Loss on extinguishment of debt	(22,287)	—	(22,287)	—
Equity in income from unconsolidated affiliates	—	—	—	16
Other	(11,840)	(1,462)	(17,947)	(1,945)
Other income (expense), net	(137,486)	(60,990)	(252,002)	(109,578)
Income before income taxes	109,403	86,549	244,817	196,259
Benefit (provision) for income taxes	(2,607)	2,893	(5,497)	(1,025)
Net income	106,796	89,442	239,320	195,234
Less: net income attributable to noncontrolling interests	(31,880)	(19,051)	(63,589)	(49,622)
Net income attributable to Wynn Resorts, Limited	$74,916	$70,391	$175,731	$145,612
Basic and diluted net income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$0.73	$0.69	$1.73	$1.44
Diluted	$0.73	$0.69	$1.72	$1.43
Weighted average common shares outstanding:
Basic	101,944	101,438	101,851	101,415
Diluted	102,494	101,881	102,274	101,792
Dividends declared per common share	$0.50	$0.50	$1.00	$1.00
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$106,796	$89,442	$239,320	$195,234
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(2,583)	(212)	(3,754)	(334)
Unrealized gain on investment securities, before and after tax	87	323	158	1,246
Total comprehensive income	104,300	89,553	235,724	196,146
Less: comprehensive income attributable to noncontrolling interests	(31,161)	(18,992)	(62,545)	(49,529)
Comprehensive income attributable to Wynn Resorts, Limited	$73,139	$70,561	$173,179	$146,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, December 31, 2016	101,799,471	$1,150	$(1,166,697)	$1,226,915	$1,484	$95,097	$157,949	$99,932	$257,881
Effect of change in accounting for stock-based compensation	—	—	—	2,807	—	(2,696)	111	—	111
Balances, December 31, 2016, as adjusted	101,799,471	1,150	(1,166,697)	1,229,722	1,484	92,401	158,060	99,932	257,992
Net income	—	—	—	—	—	175,731	175,731	63,589	239,320
Currency translation adjustment	—	—	—	—	(2,710)	—	(2,710)	(1,044)	(3,754)
Net unrealized gain on investment securities	—	—	—	—	158	—	158	—	158
Issuance of restricted stock	560,792	6	—	18,566	—	—	18,572	653	19,225
Cancellation of restricted stock	(13,333)	—	—	—	—	—	—	—	—
Exercise of stock options	309,128	3	—	26,544	—	—	26,547	—	26,547
Shares repurchased by the Company and held as treasury shares	(93,015)	—	(8,489)	—	—	—	(8,489)	—	(8,489)
Cash dividends declared	—	—	—	—	—	(101,876)	(101,876)	(77,827)	(179,703)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,534)	(2,534)
Stock-based compensation	—	—	—	7,430	—	—	7,430	1,514	8,944
Balances, June 30, 2017	102,563,043	$1,159	$(1,175,186)	$1,282,262	$(1,068)	$166,256	$273,423	$84,283	$357,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$239,320	$195,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,506	157,720
Deferred income taxes	4,580	4
Stock-based compensation expense	18,787	21,082
Excess tax benefits from stock-based compensation	—	(45)
Amortization of deferred financing costs	12,345	11,883
Loss on extinguishment of debt	22,287	—
(Benefit) provision for doubtful accounts	(6,249)	3,184
Change in interest rate swap fair value	1,054	2,861
Change in Redemption Note fair value	28,264	(2,979)
Property charges and other	25,409	16,290
Increase (decrease) in cash from changes in:
Receivables, net	28,669	17,111
Inventories and prepaid expenses and other	(914)	(19,339)
Customer deposits	181,112	(15,463)
Accounts payable and accrued expenses	(28,618)	(17,597)
Net cash provided by operating activities	803,552	369,946
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(392,575)	(548,898)
Return of investment in unconsolidated affiliates	—	727
Purchase of investment securities	(133,461)	(87,589)
Proceeds from sale or maturity of investment securities	121,697	35,550
Purchase of intangible assets and other assets	(13,161)	(8,093)
Proceeds from sale of assets	20,214	2,532
Net cash used in investing activities	(397,286)	(605,771)
Cash flows from financing activities:
Proceeds from exercise of stock options	26,547	—
Excess tax benefits from stock-based compensation	—	45
Dividends paid	(179,568)	(212,789)
Distribution to noncontrolling interest	(2,534)	—
Proceeds from issuance of long-term debt	1,030,056	305,796
Repayments of long-term debt	(1,359,961)	—
Restricted cash	190,397	(790)
Repurchase of common stock	(8,489)	(6,291)
Income taxes paid from sale of ownership interest in subsidiary	(25,176)	—
Shares of subsidiary repurchased for share award plan	—	(7,579)
Payment on long-term land concession obligation	—	(15,968)
Payments for financing costs	(40,308)	(3,261)
Net cash provided by (used in) financing activities	(369,036)	59,163
Effect of exchange rate on cash	(3,929)	(1,104)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	33,301	(177,766)
Balance, beginning of period	2,453,122	2,080,089
Balance, end of period	$2,486,423	$1,902,323

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$211,350	$121,629
Stock-based compensation capitalized into construction	$32	$51
Liability settled with shares of common stock	$19,225	$—
Change in accounts and construction payables related to property and equipment	$4,974	$(96,858)
Change in dividends payable on unvested restricted stock included in other accrued liabilities	$135	$(12)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -    Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, "Wynn Resorts" or the "Company") is a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Macau and Wynn Palace resorts (collectively, the "Macau Operations"). In Las Vegas, Nevada, the Company operates, and with the exception of the retail space described below, owns 100% of Wynn Las Vegas, which it also refers to as its Las Vegas Operations.

Macau Operations

Wynn Macau features two luxury hotel towers with a total of 1,008 guest rooms and suites, approximately 281,000 square feet of casino space, eight food and beverage outlets, approximately 31,000 square feet of meeting and convention space, approximately 59,000 square feet of retail space, a rotunda show and recreation and leisure facilities.

On August 22, 2016, the Company opened Wynn Palace, an integrated resort in the Cotai area of Macau. Wynn Palace features a luxury hotel with 1,706 guest rooms, suites and villas, approximately 420,000 square feet of casino space, 11 food and beverage outlets, approximately 37,000 square feet of meeting and convention space, approximately 106,000 square feet of retail space, public attractions, including a performance lake and floral art displays, and recreation and leisure facilities.

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

In December 2016, the Company formed a joint venture with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space (of which the Company owns 50.1%) and signed an agreement with Crown to form a joint venture to own and operate approximately 73,000 square feet of additional retail space currently under construction at Wynn Las Vegas. The Company expects to open the majority of the additional retail space in the third quarter of 2018. For more information on the joint venture, see Note 3 "Retail Joint Venture."

Development Projects

The Company is constructing Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The Company expects to open Wynn Boston Harbor in mid-2019. Additionally, the Company is in the planning phase for the re-development of the Wynn Las Vegas golf course. Phase 1 of the project is expected to include a lagoon and additional meeting and convention space.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments, except as disclosed in Note 2 "Summary of Significant Accounting Policies: Prior Period Adjustments") necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign-currency denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $580.1 million and $1.11 billion as of June 30, 2017 and December 31, 2016, respectively, were invested in bank time deposits, money market funds and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1.91 billion and $1.34 billion as of June 30, 2017 and December 31, 2016, respectively.

Restricted Cash

The Company's restricted cash consists of cash held in trust in accordance with WML's share award plan and additionally as of December 31, 2016, collateral associated with borrowings under a revolving credit facility.
Investment Securities

Investment securities consist of domestic and foreign short-term and long-term investments in corporate bonds and commercial paper reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Short-term investments have a maturity date of less than one year and long-term investments are those with a maturity date greater than one year. The Company limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of June 30, 2017 and December 31, 2016, approximately 84.5% and 88.1%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Redemption Price Promissory Note

The Redemption Price Promissory Note (the "Redemption Note") is recorded at fair value in accordance with applicable accounting guidance. As of June 30, 2017 and December 31, 2016, the fair value of the Redemption Note was $1.85 billion and $1.82 billion, respectively. In determining this fair value, the Company estimated the Redemption Note's present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with the risk of the Redemption Note.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The retail value of rooms, food and beverage, entertainment and other services provided to guests without charge is included in gross revenues and are then deducted as promotional allowances. The estimated retail value of providing such promotional allowances is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rooms	$64,853	$42,714	$129,981	$86,434
Food and beverage	38,108	28,450	76,671	61,870
Entertainment, retail and other	6,538	8,640	14,403	14,583
	$109,499	$79,804	$221,055	$162,887

The estimated cost of providing such promotional allowances, which is included primarily in casino expenses, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rooms	$20,462	$12,461	$40,307	$24,790
Food and beverage	33,981	23,970	68,309	51,579
Entertainment, retail and other	4,939	3,114	10,970	6,846
	$59,382	$39,545	$119,586	$83,215

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments, which taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Income. These taxes totaled $516.1 million and $301.0 million for the three months ended June 30, 2017 and 2016, respectively, and $1.01 billion and $579.7 million for the six months ended June 30, 2017 and 2016, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	June 30, 2017	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$580,071	$4,655	$575,416	—
Available-for-sale securities	$312,632	—	$312,632	—
Restricted cash	$2,412	—	$2,412	—
Interest rate swaps	$112	—	$112	—

Liabilities:
Redemption Note	$1,847,622	—	$1,847,622	—
Interest rate swaps	$110	—	$110	—

		Fair Value Measurements Using:
	December 31, 2016	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,106,606	$3,868	$1,102,738	—
Available-for-sale securities	$301,460	—	$301,460	—
Restricted cash	$192,823	—	$192,823	—
Interest rate swaps	$1,056	—	$1,056	—

Liabilities:
Redemption Note	$1,819,359	—	$1,819,359	—

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

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued an accounting standards update that defers the effective date of the new revenue recognition accounting guidance by one year, to annual and interim periods

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

beginning after December 15, 2017. Early application is permitted for annual and interim periods beginning after December 15, 2016. The Company will adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements. The Company expects the goods and services provided to customers without charge currently included in both gross revenues and promotional allowances in the accompanying Condensed Consolidated Statements of Income will be presented on a net basis with the majority of the impact resulting in a decrease in casino revenues.

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

Note 3 - Retail Joint Venture

In December 2016, the Company formed a joint venture (the "Retail Joint Venture") with Crown to own and operate approximately 88,000 square feet of existing retail space at Wynn Las Vegas. In connection with the transaction, the Company transferred certain assets and liabilities with a net book value of $31.8 million associated with the existing Wynn Las Vegas retail stores from Wynn Las Vegas, LLC, to the Retail Joint Venture. The Company sold Crown a 49.9% ownership interest in the Retail Joint Venture for $217.0 million in cash and a $75.0 million interest-free note that matures in full on January 3, 2018. As of June 30, 2017, the present value of the note was $73.7 million and is included in prepaid expenses and other on the Condensed Consolidated Balance Sheets. As of December 31, 2016, the present value of the note was $72.5 million and was included in other assets on the Consolidated Balance Sheets. Wynn Las Vegas, LLC transferred all interests as lessor in third-party retail store leases to the Retail Joint Venture as part of the transaction and the majority of the retail stores previously operated by Wynn Las Vegas, LLC are now operated under a master lease agreement between a newly formed retail entity owned by Wynn Resorts, as lessee, and the Retail Joint Venture, as lessor. The Company maintains a 50.1% ownership in the Retail Joint Venture and is the managing member. The Company’s responsibilities with respect to the Retail Joint Venture include day-to-day business operations, property management services and a role in the leasing decisions of the retail space.

Also in December 2016, the Company entered into an agreement with Crown to form a joint venture that will own approximately 73,000 square feet of additional retail space that is currently under construction at Wynn Las Vegas. Crown is expected to pay the Company $180.0 million for a 49.9% ownership interest in the new joint venture prior to the opening for business.

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

As of June 30, 2017 and December 31, 2016, the Retail Joint Venture had total assets of $39.8 million and $33.6 million, respectively, and total liabilities of $0.7 million and $2.1 million, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Wynn Resorts, Limited	$74,916	$70,391	$175,731	$145,612

Denominator:
Weighted average common shares outstanding	101,944	101,438	101,851	101,415
Potential dilutive effect of stock options and restricted stock	550	443	423	377
Weighted average common and common equivalent shares outstanding	102,494	101,881	102,274	101,792

Net income attributable to Wynn Resorts, Limited per common share, basic	$0.73	$0.69	$1.73	$1.44
Net income attributable to Wynn Resorts, Limited per common share, diluted	$0.73	$0.69	$1.72	$1.43

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted net income per share	108	766	153	776

Note 5 -    Accumulated Other Comprehensive Income (Loss)

The following table presents the changes by component, net of tax and noncontrolling interests, in accumulated other comprehensive income (loss) of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Accumulated other comprehensive income (loss)
December 31, 2016	$2,213	$(729)	$1,484
Current period other comprehensive income (loss)	(2,710)	158	(2,552)
June 30, 2017	$(497)	$(571)	$(1,068)

Note 6 -    Investment Securities

Investment securities consisted of the following (in thousands):

	June 30, 2017				December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$290,330	$241	$(914)	$289,657	$245,425	$19	$(720)	$244,724
Commercial paper	22,873	102	—	22,975	56,764	5	(33)	56,736
	$313,203	$343	$(914)	$312,632	$302,189	$24	$(753)	$301,460

For investments with unrealized losses as of June 30, 2017 and December 31, 2016, the Company has determined that it does not have the intent to sell any of these investments and it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting dates.

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

The fair values of these investment securities as of June 30, 2017, by contractual maturity, are as follows (in thousands):

Fair value
Available-for-sale securities
Due in one year or less	$136,202
Due after one year through two years	122,296
Due after two years through three years	54,134
$312,632

Note 7 -    Receivables, net

Receivables, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Casino	$162,496	$211,557
Hotel	24,416	21,897
Other	42,113	40,256
	229,025	273,710
Less: allowance for doubtful accounts	(32,846)	(54,742)
	$196,179	$218,968

Note 8 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land and improvements	$839,370	$834,420
Buildings and improvements	7,596,711	7,623,069
Furniture, fixtures and equipment	2,196,218	2,181,515
Leasehold interests in land	314,520	316,516
Airplanes	158,840	179,730
Construction in progress	632,196	299,686
	11,737,855	11,434,936
Less: accumulated depreciation	(3,416,078)	(3,175,305)
	$8,321,777	$8,259,631

 As of June 30, 2017 and December 31, 2016, construction in progress consisted primarily of costs capitalized, including interest, for the construction of Wynn Boston Harbor.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility, due September 2021; interest at LIBOR or HIBOR plus 1.50%—2.25% (2.64% as of June 30, 2017 and 2.76% as of December 31, 2016), net of debt issuance costs and original issue discount of $24,427 as of June 30, 2017 and $28,091 as of December 31, 2016	$2,275,842	$2,278,682
Senior Revolving Credit Facility, due September 2020; interest at LIBOR or HIBOR plus 1.50%—2.25% (2.57% as of June 30, 2017 and 2.75% as of December 31, 2016)	199,937	340,846
5 1/4% Senior Notes, due October 15, 2021, net of debt issuance costs and original issue premium of $6,090 as of June 30, 2017 and $6,709 as of December 31, 2016	1,343,910	1,343,291
WML Finance Revolving Credit Facility, due July 2018; interest at 1.50%	—	189,651
U.S. and Corporate Related:
Wynn America Credit Facilities:
Senior Term Loan Facility, various maturities; interest at base rate plus 0.75% or LIBOR plus 1.75% (2.80% as of June 30, 2017 and 2.52% as of December 31, 2016), net of debt issuance costs of $15,983 as of June 30, 2017 and $15,436 as of December 31, 2016	984,017	984,564
4 1/4% Senior Notes, due May 30, 2023, net of debt issuance costs of $2,630 as of June 30, 2017 and $2,819 as of December 31, 2016	497,370	497,181
5 1/2% Senior Notes, due March 1, 2025, net of debt issuance costs of $20,463 as of June 30, 2017 and $21,513 as of December 31, 2016	1,779,537	1,778,487
5 1/4% Senior Notes, due May 15, 2027, net of debt issuance costs of $20,199 as of June 30, 2017	879,801	—
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%, net of fair value adjustment of $88,822 as of June 30, 2017 and $117,085 as of December 31, 2016	1,847,622	1,819,359
5 3/8% First Mortgage Notes, due March 15, 2022, net of debt issuance costs of $6,709 as of December 31, 2016	—	893,291
	9,808,036	10,125,352
Current portion of long-term debt	(1,740)	—
	$9,806,296	$10,125,352

Macau Related Debt

Wynn Macau Credit Facilities

The Company's credit facilities include a $2.30 billion equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan Facility") and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility," collectively, the "Wynn Macau Credit Facilities"). The borrower is Wynn Resorts (Macau) S.A. ("Wynn Macau SA"). As of June 30, 2017, the Company had $548.8 million of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility.

WML Finance Revolving Credit Facility
The Company's credit facilities include a HK$3.87 billion (approximately $495.9 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility") under which WML Finance I, Limited, an indirect wholly owned subsidiary of WML, is the borrower. The WML Finance Credit Facility bears interest initially at 1.50% per annum, such rate calculated as the interest rate paid by the lender as the deposit bank for the cash collateral deposited and pledged with the lender plus a margin of 0.40%. As of June 30, 2017, the Company had no borrowings under the WML Finance Credit Facility.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

U.S. and Corporate Related Debt

Wynn America Credit Facilities

The Company's credit facilities include an $875 million fully funded senior secured term loan facility (the "WA Senior Term Loan Facility I"), a $125 million fully funded senior term loan facility (the "WA Senior Term Loan Facility II") and a $375 million senior secured revolving credit facility (the "WA Senior Revolving Credit Facility," collectively the "Wynn America Credit Facilities"). The borrower is Wynn America, LLC, an indirect wholly owned subsidiary of the Company. As of June 30, 2017, the Company had available borrowing capacity of $358.0 million, net of $17.0 million in outstanding letters of credit, under the WA Senior Revolving Credit Facility.

On April 24, 2017, the Company amended the Wynn America Credit Facilities to, among other things, extend the maturity of portions of the credit facilities. Pursuant to the amendment, (i) the maturity date with respect to $805.4 million of the WA Senior Term Loan Facility I was extended from November 2020 to December 2021, with repayment in quarterly installments of $20.1 million commencing in March 2020 and a final installment of $664.5 million in December 2021; (ii) the maturity date of the $125 million WA Senior Term Loan Facility II was extended from November 2020 to December 2021, with no required scheduled repayments until maturity in December 2021; and (iii) the maturity date with respect to $333.0 million of the WA Senior Revolving Credit Facility was extended from November 2019 to December 2021. In connection with the amendment, the Company recorded a loss on extinguishment of debt of $1.5 million.

5 1/4% Senior Notes due 2027

On May 11, 2017, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. ("Capital Corp.," and together with Wynn Las Vegas, LLC, the "Issuers") completed the issuance of $900 million aggregate principal amount of 5 1/4% Senior Notes due 2027 (the "2027 Notes") pursuant to an indenture, dated as of May 11, 2017 (the "2027 Indenture"), among the Issuers, all of the Company’s subsidiaries other than Capital Corp. (the "Guarantors") and U.S. Bank National Association, as trustee. The 2027 Notes were issued at par. The Issuers used the net proceeds from the 2027 Notes and cash on hand to cover the cost of extinguishing the 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes").

The 2027 Notes will mature on May 15, 2027 and bear interest at the rate of 5 1/4% per annum. The Issuers may, at their option, redeem the 2027 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2027 Notes that are redeemed before February 15, 2027 will be equal to the greater of (a) 100% of the principal amount of the 2027 Notes to be redeemed and (b) a "make-whole" amount described in the 2027 Indenture, plus in either case accrued and unpaid interest, if any, to, but not including, the redemption date. The redemption price for the 2027 Notes that are redeemed on or after February 15, 2027 will be equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2027 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. The 2027 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2027 Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 4 1/4% Senior Notes due 2023 (the "2023 Notes") and 5 1/2% Senior Notes due 2025 (the "2025 Notes," and together with the 2023 Notes, the "Existing Notes"), and rank equally in right of payment with the Issuers’ guarantee of the Wynn America Credit Facilities, and rank senior in right of payment to all of the Issuers’ existing and future subordinated debt. The 2027 Notes are effectively subordinated in right of payment to all of the Issuers’ existing and future secured debt (to the extent of the value of the collateral securing such debt), and structurally subordinated to all of the liabilities of any of the Issuers’ subsidiaries that do not guarantee the 2027 Notes.

The 2027 Notes are jointly and severally guaranteed by all of the Guarantors. The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors’ existing and future secured debt (to the extent of the collateral securing such debt).

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The 2027 Notes are secured by a first priority pledge of the Company’s equity interests, the effectiveness of which is subject to the prior approval of the Nevada gaming authorities. The equity interests in the Company also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2027 Notes will be released.

The Issuers and their subsidiaries are restricted subsidiaries under the Wynn America Credit Facilities and are required to guarantee and pledge their assets to secure the obligations of Wynn America, LLC to the extent permitted by any indenture governing the Existing Notes or the 2027 Notes, subject to applicable gaming approvals. The Issuers and their subsidiaries will guarantee and secure their obligations under the Wynn America Credit Facilities with liens on substantially all of their assets, with such liens limiting the amount of such obligations secured to 15% of their Total Assets (as defined in the indenture for the 2025 Notes).

The 2027 Indenture contains covenants limiting the Issuers’ and the Guarantors’ ability to: create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The 2027 Indenture also provides that Wynn America may assume all of Wynn Las Vegas’ obligations under the 2027 Indenture and the 2027 Notes if certain conditions set forth in the 2027 Indenture are met.

Events of default under the 2027 Indenture include, among others, the following: default for 30 days in the payment when due of interest on the 2027 Notes; default in payment when due of the principal of, or premium, if any, on the 2027 Notes; failure to comply with certain covenants in the 2027 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any Guarantor, all 2027 Notes then outstanding will become due and payable immediately without further action or notice.

The 2027 Notes were offered pursuant to an exemption under the Securities Act of 1933 (the "Securities Act"). The 2027 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act or outside the United States to certain persons in reliance on Regulation S under the Securities Act. The 2027 Notes have not been and will not be registered under the Securities Act or under any state securities laws. Therefore, the 2027 Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

5 3/8% First Mortgage Notes due 2022

On May 4, 2017, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amount of the 2022 Notes. The Company accepted for purchase valid tenders with respect to $498 million and paid a tender premium of $14.6 million.

On June 12, 2017, the Issuers redeemed the remaining $402 million principal amount of the untendered 2022 Notes and discharged the indenture under which the 2022 Notes were issued. The Company paid a premium of $10.8 million related to this redemption.

In connection with the 2027 Notes issuance and the 2022 Notes cash tender offer and subsequent redemption, the Company recorded a loss on extinguishment of debt of $20.8 million.

Debt Covenant Compliance

Management believes that as of June 30, 2017, the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of June 30, 2017 and December 31, 2016 was $8.18 billion and $8.33 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $8.05 billion and $8.39 billion, respectively. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). See Note 2 "Summary of Significant Accounting Policies" for discussion on the estimated fair value of the Redemption Note.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Related Party Transactions

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer ("Mr. Wynn"), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers and directors reimburse the Company. Mr. Wynn also reimburses the Company for personal usage of aircraft (subject to a $250,000 credit per calendar year) pursuant to a time sharing agreement. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. Mr. Wynn and the other officers and directors had a net deposit balance with the Company of $0.4 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively.

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Casino	$1,676	$2,211	$3,272	$4,483
Rooms	178	83	327	157
Food and beverage	375	229	705	553
Entertainment, retail and other	42	18	69	36
General and administrative	8,309	7,756	14,414	15,579
Pre-opening	—	157	—	274
Total stock-based compensation expense	10,580	10,454	18,787	21,082
Total stock-based compensation capitalized	31	26	32	51
Total stock-based compensation costs	$10,611	$10,480	$18,819	$21,133

Certain members of the Company's executive management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $4.9 million and $5.2 million for the three months ended June 30, 2017 and 2016, respectively, and $9.9 million and $10.3 million for the six months ended June 30, 2017 and 2016, respectively. The Company settles this obligation by issuing immediately vested shares in January of the following year.

Note 12 - Noncontrolling Interest

On June 20, 2017, WML paid a dividend of HK$0.42 per share for a total of $279.9 million. The Company's share of this dividend was $202.0 million with a reduction of $77.9 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheet.

Note 13 - Income Taxes

For the three months ended June 30, 2017 and 2016, the Company recorded a tax expense of $2.6 million and a tax benefit of $2.9 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded a tax expense of $5.5 million and $1.0 million, respectively. The Company's income tax expense and benefit for these periods primarily related to changes in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").

The Company does not consider its portion of the tax earnings and profits of WML to be permanently invested. The Company has not provided deferred U.S. federal income taxes or foreign withholding taxes on temporary differences and expects FTCs to be sufficient to eliminate any U.S. federal income tax in the event of repatriation.

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

Wynn Macau SA has received a five-year exemption from complementary tax on profits generated by gaming operations through December 31, 2020. For the three months ended June 30, 2017 and 2016, the Company was exempt from the payment of such taxes totaling $13.9 million and $9.6 million, respectively. For the six months ended June 30, 2017 and 2016, the Company was exempt from the payment of such taxes totaling $26.6 million and $20.9 million, respectively.

Wynn Macau SA also entered into an agreement with the Macau government that provides for an annual payment of 12.8 million Macau patacas (approximately $1.6 million) as complementary tax otherwise due by shareholders of Wynn Macau SA on dividend distributions through 2020.

Note 14 - Commitments and Contingencies

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. On March 28, 2016, Elaine Wynn filed an amended cross claim which added Wynn Resorts and Wynn Resorts' General Counsel (together with Mr. Wynn, the "Wynn Cross Defendants") as cross defendants. The amended cross claim substantially repeats its earlier allegations and further alleges that Mr. Wynn engaged in acts of misconduct that, with the Wynn Cross Defendants, resulted in Mr. Wynn allegedly breaching the Stockholders Agreement and violating alleged duties under the Stockholders Agreement by preventing Elaine Wynn from being nominated and elected to serve as one of the Company's directors. In addition to continuing to seek the declarations asserted under the original cross claim, the amended cross claim seeks an order compelling Mr. Wynn to comply

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

with the Stockholders Agreement by assuring the nomination and election of Elaine Wynn to the Board of Directors and seeks unspecified monetary damages from Mr. Wynn and the Wynn Cross Defendants. The Wynn Cross Defendants filed motions to dismiss and a motion to sever in April 2016. On May 5, 2016, the court granted Wynn Resorts' and Wynn Resorts' General Counsel's motions to dismiss and denied Mr. Wynn's motion to dismiss. On May 26, 2016, the court denied the Wynn Cross Defendants' motion to sever. On May 1, 2017, the court granted Elaine Wynn leave to file an amended cross claim against the Wynn Cross Defendants which substantially repeats the allegations contained in the previous version of Ms. Wynn’s cross claim. Elaine Wynn filed such amended cross claim on May 17, 2017. On July 10, 2017, the court denied Wynn Resorts' and Wynn Resorts' General Counsel’s motions to dismiss, and on July 24, 2017, the court denied Wynn Resorts' motion to sever. The Wynn Cross Defendants will vigorously defend against the claims asserted against them.

The indenture for the 2023 Notes (the "2023 Indenture") provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of the Company than is beneficially owned by any other person, a change of control will have occurred. The indenture for the 2025 Notes (the "2025 Indenture") and the 2027 Indenture each provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture and the 2027 Indenture, respectively. If the Stockholders Agreement is determined not to be enforceable pursuant to Elaine Wynn's cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas, LLC debt documents. Under the 2023 Indenture, the 2025 Indenture and the 2027 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 2023 Notes or the 2025 Notes, as applicable, are rated below investment grade by both rating agencies that rate such notes and, in the case of the 2027 Indenture, the ratings of the 2027 Notes have decreased below the ratings assigned to the 2027 Notes on the date they were issued as described in the 2027 Indenture, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption).

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

In June 2016, Wynn Resorts filed a motion to disqualify Quinn Emanuel Urquhart & Sullivan, LLP ("QE"), one of Ms. Wynn's law firms, and sought an injunction related to Ms. Wynn providing her attorneys with confidential and privileged information that belongs to Wynn Resorts. On June 23, 2016, the court stayed discovery as to both Ms. Wynn and the Okada Parties (the "Discovery Stay"), pending an evidentiary disqualification hearing. On January 23, 2017, the court issued a temporary restraining order that halted QE’s participation in the case, with the sole exception of contesting its disqualification. QE withdrew as counsel for Ms. Wynn on March 9, 2017, and Ms. Wynn retained new counsel prior to the start of the evidentiary hearing, which began on March 13, 2017. On March 17, 2017, the evidentiary hearing was vacated because Ms. Wynn and QE stipulated to a permanent injunction requiring the destruction or return of all Company information. On March 27, 2017, the Discovery Stay was lifted.

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

The Company believes the action commenced by Mr. Okada is without merit and will vigorously defend itself against the claims pleaded against it. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Macau Action:

On July 3, 2015, WML announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or WML (collectively, the "Wynn Macau Parties"). The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Palace is located was unlawful and that the previously disclosed donation by Wynn Resorts to the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

University of Macau Development Foundation was unlawful. The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. The Macau Court has served the complaint on the defendants and the Wynn Macau Parties filed their response on May 17, 2016. On July 11, 2017, the Macau Court dismissed all claims by the Okada Parties as unfounded, fined the Okada Parties as vexatious litigants, and ordered the Okada Parties to pay for court costs and Wynn Macau Parties' attorney's fees.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Two state derivative actions were commenced against the Company and all members of its Board of Directors in the Eighth Judicial District Court of Clark County, Nevada. These state court actions brought by the following plaintiffs have been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the "State Plaintiffs"). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors during the applicable period, including Mr. Okada, as well as the Company's Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The State Plaintiffs claim that the individual defendants failed to disclose to the Company's stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorney's fees and costs. On October 13, 2012, the court entered the parties' stipulation providing for a stay of the state derivative action for 90 days, subject to the parties' obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, the Company and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised the Company and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. The Company and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On June 18, 2014, the court entered a new stipulation between the parties that provides for further stay of the state derivative action and directs the parties, within 45 days of the conclusion of the latter of the Redemption Action or the federal derivative action, to discuss how the state derivative action should proceed and to file a joint report with the court.

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

On October 16, 2014, the City of Revere, the host community to the unsuccessful bidder for the same license, and the International Brotherhood of Electrical Workers, Local 103 ("IBEW") filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court in Boston, Massachusetts (the "Revere Action"). The complaint challenges the MGC's decision and alleges that the MGC failed to follow statutory requirements outlined in the Gaming Act. The complaint (1) seeks to appeal the administrative decision, (2) asserts that certiorari provides a remedy to correct errors in proceedings by an agency such as the MGC, (3) challenges the constitutionality of that section of the gaming law which bars judicial review of the MGC's decision to deny an applicant a gaming license, and (4) alleges violations of the open meeting law requirements. The court allowed Mohegan Sun ("Mohegan"), the other applicant for the Greater Boston (Region A) gaming license, to intervene in the Revere Action, and on February 23, 2015, Mohegan filed its complaint. The Mohegan complaint challenges the license award to Wynn MA, seeks judicial review of the MGC's decision, and seeks to vacate the MGC's license award to Wynn MA. On July 1, 2015, the MGC filed motions to dismiss Mohegan's and the City of Revere's complaints. On December 3, 2015, the court granted the motion to dismiss the claims asserted in the Revere Action. Also on December 3, 2015, the court granted the motion to dismiss three of the four counts asserted by Mohegan but denied the motion as to Mohegan's certiorari claim. The City of Revere and IBEW sought immediate appellate review of the dismissal of their claims and the MGC requested immediate appellate review of the court's denial of the MGC's motion to dismiss Mohegan's certiorari claim. All three petitions for interlocutory review were denied. On April 22, 2016, the MGC filed an appeal to the Massachusetts Supreme Judicial Court ("SJC"). On May 11, 2016, the SJC granted the application. The SJC granted the City of Revere and IBEW's application for direct appellate review. On March 10, 2017, the SJC affirmed the trial court’s dismissal of the City of Revere’s claims and IBEW’s claims. The SJC affirmed the court’s dismissal of Mohegan’s claims except for the certiorari claim, which the SJC remanded to the Suffolk Superior Court. The SJC reversed the court’s dismissal of the individual plaintiffs’ open meeting law claim and remanded that claim to the Suffolk Superior Court.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present the Company's segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues
Macau Operations:
Wynn Macau	$682,709	$639,315	$1,269,740	$1,247,558
Wynn Palace	414,651	—	890,425	—
Total Macau Operations	1,097,360	639,315	2,160,165	1,247,558
Las Vegas Operations	431,901	419,049	844,776	808,484
Total	$1,529,261	$1,058,364	$3,004,941	$2,056,042
Adjusted Property EBITDA (1)
Macau Operations:
Wynn Macau	$210,398	$190,389	$391,504	$381,634
Wynn Palace	87,403	—	199,259	—
Total Macau Operations	297,801	190,389	590,763	381,634
Las Vegas Operations	132,210	122,290	266,787	231,314
Total	430,011	312,679	857,550	612,948
Other operating expenses
Pre-opening	6,758	45,949	12,537	79,718
Depreciation and amortization	137,686	79,749	277,506	157,720
Property charges and other	7,165	11,331	10,201	12,852
Corporate expenses and other	20,933	17,814	41,700	35,997
Stock-based compensation	10,580	10,297	18,787	20,808
Equity in income from unconsolidated affiliates	—	—	—	16
Total other operating expenses	183,122	165,140	360,731	307,111
Operating income	246,889	147,539	496,819	305,837
Other non-operating income and expenses
Interest income	7,080	2,783	13,551	6,262
Interest expense, net of amounts capitalized	(97,739)	(69,257)	(196,001)	(114,029)
Change in interest rate swap fair value	(283)	(1,036)	(1,054)	(2,861)
Change in Redemption Note fair value	(12,417)	7,982	(28,264)	2,979
Loss on extinguishment of debt	(22,287)	—	(22,287)	—
Equity in income from unconsolidated affiliates	—	—	—	16
Other	(11,840)	(1,462)	(17,947)	(1,945)
Total other non-operating income and expenses	(137,486)	(60,990)	(252,002)	(109,578)
Income before income taxes	109,403	86,549	244,817	196,259
Benefit (provision) for income taxes	(2,607)	2,893	(5,497)	(1,025)
Net income	106,796	89,442	239,320	195,234
Net income attributable to noncontrolling interests	(31,880)	(19,051)	(63,589)	(49,622)
Net income attributable to Wynn Resorts, Limited	$74,916	$70,391	$175,731	$145,612

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

	June 30, 2017	December 31, 2016
Assets
Macau Operations:
Wynn Macau	$1,106,481	$1,161,670
Wynn Palace	4,126,476	4,317,458
Other Macau	27,215	28,927
Total Macau Operations	5,260,172	5,508,055
Las Vegas Operations	3,227,400	3,275,780
Wynn Boston Harbor	708,452	419,001
Corporate and other	2,660,875	2,750,721
Total	$11,856,899	$11,953,557

Note 16 - Subsequent Event

On July 25, 2017, the Company announced a cash dividend of $0.50 per share, payable on August 22, 2017 to stockholders of record as of August 10, 2017.

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

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), we own approximately 72% of Wynn Macau, Limited ("WML") and we operate the Wynn Macau and Wynn Palace resorts, which we refer to as our Macau Operations. In Las Vegas, Nevada, we operate and, with the exception of the majority of the retail space, we own 100% of Wynn Las Vegas, which we also refer to as our Las Vegas Operations. We are currently constructing Wynn Boston Harbor, an integrated casino resort in Everett, Massachusetts.

Macau Operations

We operate our Macau Operations under a 20-year casino concession agreement granted by the Macau government in June 2002. We lease from the Macau government approximately 16 acres of land in downtown Macau's inner harbor where Wynn Macau is located and 51 acres of land in the Cotai area of Macau where Wynn Palace is located.

Wynn Macau features the following as of July 15, 2017:

•	Approximately 281,000 square feet of casino space, offering 24-hour gaming and a full range of games with 314 table games and 958 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	Eight food and beverage outlets;

•	Approximately 59,000 square feet of high-end, brand-name retail shopping;

•	Approximately 31,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	A rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "prosperity tree" and "dragon of fortune" attractions.

Wynn Palace features the following as of July 15, 2017:

•
Approximately 420,000 square feet of casino space, offering 24-hour gaming and a full range of games with 310 table games and 1,119 slot machines, including private gaming salons, sky casinos and a poker pit;

•	A luxury hotel with a total of 1,706 guest rooms, suites and villas;

•	11 food and beverage outlets;

•	Approximately 106,000 square feet of high-end, brand-name retail shopping;

•	Approximately 37,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including a gondola ride, health club, spa, salon and pool; and

•	Public attractions including a performance lake, floral art displays and fine art displays.

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

Wynn Las Vegas features the following as of July 15, 2017:

•
Approximately 189,000 square feet of casino space, offering 24-hour gaming and a full range of games with 229 table games and 1,841 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

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

In December 2016, we formed a joint venture (the "Retail Joint Venture") with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space (of which we own 50.1%) and signed an agreement with Crown to form a joint venture to own and operate approximately 73,000 square feet of additional retail space that is currently under construction at Wynn Las Vegas. We expect to open the majority of the additional retail space in the third quarter of 2018.

In response to our evaluation of our Las Vegas Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort.

Construction and Development Opportunities

We are currently constructing Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, located adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.4 billion. As of June 30, 2017, we have incurred $771.8 million in total project costs. We expect to open Wynn Boston Harbor in mid-2019. Additionally, we are in the planning phase for the re-development of the Wynn Las Vegas golf course. Phase 1 of the project is expected to include a lagoon and additional meeting and convention space. Based on current designs, we estimate the total project budget for Phase 1 to be approximately $500 million.

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

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Condensed Consolidated Statement of Income is presented. Below are definitions of these key operating measures discussed:

•	Table drop for our Macau Operations is the amount of cash that is deposited in a gaming table's drop box plus cash chips purchased at the casino cage.

•	Table drop for our Las Vegas Operations is the amount of cash and net markers issued that are deposited in a gaming table's drop box.

•	Rolling chips are non-negotiable identifiable chips that are used to track turnover for purposes of calculating incentives.

•	Turnover is the sum of all losing rolling chip wagers within our Macau Operations' VIP program.

•	Table games win is the amount of table drop or turnover that is retained and recorded as casino revenues.

•	Slot machine win is the amount of handle (representing the total amount wagered) that is retained by us and is recorded as casino revenues.

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

Results of Operations

Summary second quarter 2017 results

The following table summarizes our consolidated financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
Net revenues	$1,529,261	$1,058,364	44.5	$3,004,941	$2,056,042	46.2
Net income attributable to Wynn Resorts, Limited	$74,916	$70,391	6.4	$175,731	$145,612	20.7
Diluted net income per share	$0.73	$0.69	5.8	$1.72	$1.43	20.3
Adjusted Property EBITDA	$430,011	$312,679	37.5	$857,550	$612,948	39.9

During the three months ended June 30, 2017, our net income attributable to Wynn Resorts, Limited was $74.9 million, an increase of $4.5 million, or 6.4% over $70.4 million for the same period of 2016, resulting in diluted earnings per share of $0.73. The increase in net income attributable to Wynn Resorts, Limited was primarily the result of income from Wynn Palace, which opened in the third quarter of 2016, partially offset by an increase in interest expense as the Company is no longer capitalizing interest on Wynn Palace, losses on extinguishment of debt and an increase in the Redemption Note fair value.

During the six months ended June 30, 2017, our net income attributable to Wynn Resorts, Limited was $175.7 million, an increase of $30.1 million, or 20.7% over $145.6 million for the same period of 2016, resulting in diluted earnings per share of

$1.72. The increase in net income attributable to Wynn Resorts, Limited was primarily due to income from Wynn Palace, partially offset by increased interest expense. The increase in interest expense results from the Company no longer capitalizing interest on Wynn Palace and a $25.6 million out-of-period adjustment recorded in the first quarter of 2016 related to capitalized interest that reduced interest expense.

Adjusted Property EBITDA increased 37.5%, or $117.3 million, to $430.0 million for the three months ended June 30, 2017, from $312.7 million for the same period of 2016, primarily as a result of $87.4 million from Wynn Palace and increases of $20.0 million and $9.9 million from Wynn Macau and our Las Vegas Operations, respectively.

Adjusted Property EBITDA increased 39.9%, or $244.6 million, to $857.6 million for the six months ended June 30, 2017, from $612.9 million for the same period of 2016, primarily as a result of $199.3 million from Wynn Palace and increases of $35.5 million and $9.9 million from Las Vegas Operations and Wynn Macau, respectively.

Financial results for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Net revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Percent Change
Net revenues
Macau Operations:
Wynn Macau	$682,709	$639,315	6.8
Wynn Palace (1)	414,651	—	—
Total Macau Operations	1,097,360	639,315	71.6
Las Vegas Operations	431,901	419,049	3.1
	$1,529,261	$1,058,364	44.5
(1) Wynn Palace opened on August 22, 2016.

Net revenues increased 44.5%, or $470.9 million, to $1.53 billion for the three months ended June 30, 2017, from $1.06 billion for the same period of 2016. The increase was primarily due to $414.7 million from Wynn Palace and increases of $43.4 million and $12.9 million from Wynn Macau and our Las Vegas Operations, respectively.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Percent Change
Net revenues
Casino revenues	$1,166,233	$742,659	57.0
Non-casino revenues	363,028	315,705	15.0
	$1,529,261	$1,058,364	44.5

Casino revenues were 76.3% of total net revenues for the three months ended June 30, 2017, compared to 70.2% for the same period of 2016, while non-casino revenues were 23.7% of total net revenues, compared to 29.8% for the same period of 2016.

Casino revenues

Casino revenues increased 57.0%, or $423.6 million, to $1.17 billion for the three months ended June 30, 2017, from $742.7 million for the same period of 2016. The increase was primarily due to casino revenues of $372.2 million from Wynn Palace and an increase of $45.0 million from Wynn Macau. The increase in casino revenues from Wynn Macau was driven by a 35.3% increase in VIP turnover, partially offset by a decrease in VIP win as a percentage of turnover from 3.98% to 3.53% and a 9.0% decrease in table drop.

Prior to the opening of Wynn Palace, the Gaming Inspection and Coordination Bureau of Macau authorized 100 new table games for operation at Wynn Palace with 25 additional table games authorized for operation on January 1, 2017, and a further 25 new table games for operation on January 1, 2018, for a total of 150 new table games in the aggregate. In addition, we have and will continue to share table games between Wynn Macau and Wynn Palace, subject to the aggregate cap, to optimize our casino operations. As of July 15, 2017, we had a total of 314 table games at Wynn Macau and 310 at Wynn Palace.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Three Months Ended June 30,
	2017	2016	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Macau:
Total casino revenues	$654,712	$609,755	$44,957	7.4
VIP:
Average number of table games	98	183	(85)	(46.4)
VIP turnover	$16,023,080	$11,841,200	$4,181,880	35.3
Table games win	$566,091	$470,976	$95,115	20.2
VIP win as a % of turnover	3.53%	3.98%	(0.45)
Table games win per unit per day	$63,735	$28,239	$35,496	125.7
Mass market:
Average number of table games	205	238	(33)	(13.9)
Table drop	$1,067,718	$1,173,234	$(105,516)	(9.0)
Table games win	$221,567	$235,197	$(13,630)	(5.8)
Table games win %	20.8%	20.0%	0.8
Table games win per unit per day	$11,903	$10,853	$1,050	9.7
Average number of slot machines	917	775	142	18.3
Slot machine handle	$867,889	$806,453	$61,436	7.6
Slot machine win	$39,531	$33,330	$6,201	18.6
Slot machine win per unit per day	$474	$472	$2	0.4

Wynn Palace (1):
Total casino revenues	$372,224	$—	$372,224	—
VIP:
Average number of table games	105	—	105	—
VIP turnover	$11,604,672	$—	$11,604,672	—
Table games win	$252,641	$—	$252,641	—
VIP win as a % of turnover	2.18%	—%	2.18
Table games win per unit per day	$26,541	$—	$26,541	—
Mass market:
Average number of table games	202	—	202	—
Table drop	$729,006	$—	$729,006	—
Table games win	$168,746	$—	$168,746	—
Table games win %	23.1%	—%	23.1
Table games win per unit per day	$9,203	$—	$9,203	—
Average number of slot machines	1,025	—	1,025	—
Slot machine handle	$657,850	$—	$657,850	—
Slot machine win	$34,814	$—	$34,814	—
Slot machine win per unit per day	$373	$—	$373	—
(1) Wynn Palace opened on August 22, 2016.

	Three Months Ended June 30,
	2017	2016	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$139,297	$132,904	$6,393	4.8
Average number of table games	234	237	(3)	(1.3)
Table drop	$419,338	$427,418	$(8,080)	(1.9)
Table games win	$101,300	$96,138	$5,162	5.4
Table games win %	24.2%	22.5%	1.7
Table games win per unit per day	$4,749	$4,450	$299	6.7
Average number of slot machines	1,836	1,885	(49)	(2.6)
Slot machine handle	$764,786	$750,380	$14,406	1.9
Slot machine win	$53,017	$48,742	$4,275	8.8
Slot machine win per unit per day	$317	$284	$33	11.6

Non-casino revenues

Non-casino revenues increased 15.0%, or $47.3 million, to $363.0 million for the three months ended June 30, 2017, from $315.7 million for the same period of 2016, primarily due to non-casino revenues of $42.4 million from Wynn Palace and an increase of $6.5 million from our Las Vegas Operations, partially offset by a decrease of $1.6 million from Wynn Macau.

Room revenues increased 23.3%, or $33.3 million, to $176.2 million for the three months ended June 30, 2017, from $142.8 million for the same period of 2016, primarily due to $35.4 million from Wynn Palace, partially offset by a decrease of $3.6 million from Wynn Macau. The decrease from Wynn Macau was driven by an ADR decline of 19.6%, partially offset by a 6.0 percentage point increase in occupancy.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Three Months Ended June 30,
	2017	2016	Percent Change (1)
Macau Operations:
Wynn Macau:
Total room revenues (dollars in thousands)	$25,657	$29,278	(12.4)
Occupancy	97.5%	91.5%	6.0
ADR	$258	$321	(19.6)
REVPAR	$252	$294	(14.3)
Wynn Palace (2):
Total room revenues (dollars in thousands)	$35,377	$—	—
Occupancy	96.2%	—%	—
ADR	$232	$—	—
REVPAR	$224	$—	—

Las Vegas Operations:
Total room revenues (dollars in thousands)	$115,149	$113,569	1.4
Occupancy	88.7%	85.3%	3.4
ADR	$302	$308	(1.9)
REVPAR	$268	$263	1.9
(1) Except occupancy, which is presented as a percentage point change.
(2) Wynn Palace opened on August 22, 2016.

Food and beverage revenues increased 13.8%, or $23.5 million, to $194.1 million for the three months ended June 30, 2017, from $170.6 million for the same period of 2016, primarily due to $19.7 million from Wynn Palace and an increase of $6.2 million from our Las Vegas Operations, partially offset by a decrease of $2.5 million from Wynn Macau.

Entertainment, retail and other revenues increased 24.6%, or $20.2 million, to $102.2 million for the three months ended June 30, 2017, from $82.0 million for the same period of 2016. The increase was primarily due to $24.4 million from Wynn Palace, partially offset by decreases of $2.9 million and $1.3 million from our Las Vegas Operations and Wynn Macau, respectively.

Promotional allowances increased 37.2%, or $29.7 million, to $109.5 million for the three months ended June 30, 2017, from $79.8 million for the same period of 2016. The increase was primarily due to $37.0 million from Wynn Palace, partially offset by decreases of $5.8 million and $1.6 million from Wynn Macau and our Las Vegas Operations, respectively. The decreases from Wynn Macau and our Las Vegas Operations were primarily a result of a greater percentage of cash paying guests in our rooms and food and beverage outlets.

Operating expenses

Operating expenses increased 40.8%, or $371.5 million, to $1.28 billion for the three months ended June 30, 2017, from $910.8 million for the same period of 2016, primarily due to increases in casino expenses of $292.9 million, depreciation and amortization of $57.9 million and general and administrative expenses of $44.7 million, partially offset by a decrease in pre-opening expenses of $39.2 million, all mainly related to the opening of Wynn Palace.

Casino expenses increased 62.3%, or $292.9 million, to $763.2 million for the three months ended June 30, 2017, from $470.4 million for the same period of 2016, primarily due to $266.5 million from Wynn Palace and an increase of $27.7 million from Wynn Macau. The increase at Wynn Macau was driven by gaming taxes, which increased commensurate with the 7.4% increase in casino revenues, partially offset by a decrease in the cost of providing complimentaries.

Room expenses increased 20.4%, or $7.8 million, to $45.8 million for the three months ended June 30, 2017, from $38.0 million for the same period of 2016. The increase was primarily due to $3.8 million from Wynn Palace and an increase of $3.9 million from our Las Vegas Operations mainly attributable to expenses associated with the increase in occupancy.

Food and beverage expenses increased 10.7%, or $11.3 million, to $117.0 million for the three months ended June 30, 2017, from $105.7 million for the same period of 2016. The increase was primarily due to $9.5 million from Wynn Palace and an increase of $2.1 million from our Las Vegas Operations.

Entertainment, retail, and other expenses increased 13.1%, or $4.9 million, to $42.6 million for the three months ended June 30, 2017, from $37.7 million for the same period of 2016, primarily related to Wynn Palace.

General and administrative expenses increased 37.4%, or $44.7 million, to $164.2 million for the three months ended June 30, 2017, from $119.5 million for the same period of 2016, primarily related to Wynn Palace.

Provision for doubtful accounts was a benefit of $2.1 million for the three months ended June 30, 2017, compared to an expense of $2.5 million for the same period of 2016. The change was primarily due to the impact of historical collection patterns and current collection trends, as well as the specific review of customer accounts, on our estimated allowance for the respective periods.

Pre-opening expenses were $6.8 million for the three months ended June 30, 2017, compared to $45.9 million for the same period of 2016. During the three months ended June 30, 2017, we incurred pre-opening expenses of $6.5 million related to Wynn Boston Harbor and $0.3 million at our Las Vegas Operations. During the three months ended June 30, 2016, we incurred pre-opening expenses of $39.3 million related to Wynn Palace, $5.3 million related to Wynn Boston Harbor and $1.4 million at our Las Vegas Operations.

Depreciation and amortization increased 72.6%, or $57.9 million, to $137.7 million for the three months ended June 30, 2017, from $79.7 million for the same period of 2016. The increase was primarily due to the opening of Wynn Palace with the associated building and furniture, fixtures and equipment being placed in service.

Property charges and other were $7.2 million for the three months ended June 30, 2017, compared to $11.3 million for the same period of 2016. During the three months ended June 30, 2017, property charges and other primarily consisted of charges incurred from our Las Vegas Operations related to miscellaneous renovations and abandonments. During the three months ended June 30, 2016, our Las Vegas Operations incurred $7.5 million in asset abandonment charges primarily associated with the construction of additional retail space and $2.6 million of losses from the sale of assets.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$101,388	$96,059	5.5
Capitalized interest	(3,649)	(26,802)	(86.4)
	$97,739	$69,257	41.1

Weighted average total debt balance	$10,002,047	$9,549,534
Weighted average interest rate	4.05%	4.02%

Interest cost increased $5.3 million for the three months ended June 30, 2017, compared to the same period of 2016, primarily due to an increase in our weighted average total debt balance from borrowings under the Wynn America credit facilities. Capitalized interest decreased $23.2 million for the three months ended June 30, 2017, compared to the same period of 2016, primarily due to the completion of Wynn Palace construction activities in August 2016.

Other non-operating income and expenses

We incurred a loss of $12.4 million and a gain of $8.0 million for the three months ended June 30, 2017 and 2016, respectively, from the change in fair value of the Redemption Note. The change in fair value is a result of changes in certain variables used to calculate the estimated fair value. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."
Interest income was $7.1 million for the three months ended June 30, 2017, compared to $2.8 million for the three months ended June 30, 2016. During 2017 and 2016, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investment securities were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

We incurred losses on the extinguishment of debt of $22.3 million for the three months ended June 30, 2017. During the three months ended June 30, 2017, we completed a cash tender offer and subsequent redemption of our 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes") and issued our 5 1/4% Senior Notes due 2027 (the "2027 Notes"). In connection with this refinancing, we recorded a loss on extinguishment of debt of $20.8 million. In addition, in connection with an amendment of our Wynn America credit facilities, we recorded a loss on extinguishment of debt of $1.5 million. We incurred no losses on the extinguishment of debt for the same period of 2016.

We incurred losses of $11.8 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, from foreign currency remeasurements. The increased losses were primarily due to the impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities.

Income taxes
We recorded income tax expense of $2.6 million for the three months ended June 30, 2017, compared to an income tax benefit of $2.9 million for the same period of 2016. These amounts primarily related to changes in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $31.9 million for the three months ended June 30, 2017, compared to $19.1 million for the same period of 2016. These amounts were primarily related to the noncontrolling interests' share of net income from WML.

Financial results for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Net revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	Percent Change
Net revenues
Macau operations
Wynn Macau	$1,269,740	$1,247,558	1.8
Wynn Palace (1)	890,425	—	—
Total Macau Operations	2,160,165	1,247,558	73.2
Las Vegas Operations	844,776	808,484	4.5
	$3,004,941	$2,056,042	46.2
(1) Wynn Palace opened on August 22, 2016.

Net revenues increased 46.2%, or $948.9 million, to $3.00 billion for the six months ended June 30, 2017, from $2.06 billion for the same period of 2016. The increase was primarily due to $890.4 million from Wynn Palace and increases of $36.3 million and $22.2 million from our Las Vegas Operations and Wynn Macau, respectively.

The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	Percent Change
Net revenues
Casino revenues	$2,317,457	$1,475,389	57.1
Non-casino revenues	687,484	580,653	18.4
	$3,004,941	$2,056,042	46.2

Casino revenues were 77.1% of total net revenues for the six months ended June 30, 2017, compared to 71.8% for the same period of 2016, while non-casino revenues were 22.9% of total net revenues, compared to 28.2% for the same period of 2016.

Casino revenues

Casino revenues increased 57.1%, or $842.1 million, to $2.32 billion for the six months ended June 30, 2017, from $1.48 billion for the same period of 2016. The increase was primarily due to casino revenues of $802.2 million from Wynn Palace and increases of $28.1 million and $11.8 million from Wynn Macau and our Las Vegas Operations, respectively. The increase in casino revenues from Wynn Macau was driven by a 15.8% increase in VIP turnover, partially offset by a decrease in table drop of 7.5%. The increase in casino revenues from our Las Vegas Operations was primarily due to an increase in the table games win percentage of 1.9 percentage points from 24.5% to 26.4%, partially offset by a 2.7% decrease in table drop.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Six Months Ended June 30,
	2017	2016	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Macau:
Total casino revenues	$1,209,638	$1,181,525	$28,113	2.4
VIP:
Average number of table games	92	186	(94)	(50.5)
VIP turnover	$29,307,843	$25,311,139	$3,996,704	15.8
Table games win	$1,005,002	$849,628	$155,374	18.3
VIP win as a % of turnover	3.43%	3.36%	0.07
Table games win per unit per day	$60,129	$25,052	$35,077	140.0
Mass market:
Average number of table games	204	242	(38)	(15.7)
Table drop	$2,204,614	$2,383,334	$(178,720)	(7.5)
Table games win	$434,471	$482,697	$(48,226)	(10.0)
Table games win %	19.7%	20.3%	(0.6)
Table games win per unit per day	$11,755	$10,974	$781	7.1
Average number of slot machines	901	778	123	15.8
Slot machine handle	$1,724,572	$1,902,790	$(178,218)	(9.4)
Slot machine win	$78,085	$83,771	$(5,686)	(6.8)
Slot machine win per unit per day	$479	$591	$(112)	(19.0)

Wynn Palace (1):
Total casino revenues	$802,194	$—	$802,194	—
VIP:
Average number of table games	98	—	98	—
VIP turnover	$22,646,354	$—	$22,646,354	—
Table games win	$587,383	$—	$587,383	—
VIP win as a % of turnover	2.59%	—%	2.59
Table games win per unit per day	$33,141	$—	$33,141	—
Mass market:
Average number of table games	206	—	206	—
Table drop	$1,499,024	$—	$1,499,024	—
Table games win	$336,373	$—	$336,373	—
Table games win %	22.4%	—%	22.4
Table games win per unit per day	$9,019	$—	$9,019	—
Average number of slot machines	1,011	—	1,011	—
Slot machine handle	$1,315,430	$—	$1,315,430	—
Slot machine win	$68,748	$—	$68,748	—
Slot machine win per unit per day	$376	$—	$376	—
(1) Wynn Palace opened on August 22, 2016.

	Six Months Ended June 30,
	2017	2016	Increase/(Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$305,624	$293,864	$11,760	4.0
Average number of table games	235	237	(2)	(0.8)
Table drop	$877,935	$902,580	$(24,645)	(2.7)
Table games win	$232,147	$221,184	$10,963	5.0
Table games win %	26.4%	24.5%	1.9
Table games win per unit per day	$5,448	$5,121	$327	6.4
Average number of slot machines	1,871	1,887	(16)	(0.8)
Slot machine handle	$1,530,700	$1,467,840	$62,860	4.3
Slot machine win	$102,735	$98,327	$4,408	4.5
Slot machine win per unit per day	$303	$286	$17	5.9

Non-casino revenues

Non-casino revenues increased 18.4%, or $106.8 million, to $687.5 million for the six months ended June 30, 2017, from $580.7 million for the same period of 2016, primarily due to $88.2 million from Wynn Palace and an increase of $24.5 million from our Las Vegas Operations, partially offset by a decrease of $5.9 million from Wynn Macau.

Room revenues increased 28.0%, or $78.0 million, to $356.5 million for the six months ended June 30, 2017, from $278.4 million for the same period of 2016, primarily due to $75.1 million from Wynn Palace and an increase of $11.4 million from our Las Vegas Operations, partially offset by a decrease of $8.5 million from Wynn Macau. The increase experienced by our Las Vegas Operations was driven by a 3.6 percentage point increase in occupancy and an ADR increase of 1.7% while the decrease from Wynn Macau was a result of an ADR decline of 18.9%, partially offset by a 3.5 percentage point increase in occupancy.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Six Months Ended June 30,
	2017	2016	Percent Change (1)
Macau Operations:
Wynn Macau:
Total room revenues (dollars in thousands)	$51,193	$59,731	(14.3)
Occupancy	96.6%	93.1%	3.5
ADR	$262	$323	(18.9)
REVPAR	$253	$300	(15.7)
Wynn Palace (2):
Total room revenues (dollars in thousands)	$75,145	$—	—
Occupancy	95.9%	—%	—
ADR	$245	$—	—
REVPAR	$235	$—	—

Las Vegas Operations:
Total room revenues (dollars in thousands)	$230,112	$218,708	5.2
Occupancy	87.1%	83.5%	3.6
ADR	$308	$303	1.7
REVPAR	$268	$253	5.9
(1) Except occupancy, which is presented as a percentage point change.

(2) Wynn Palace opened on August 22, 2016.

Food and beverage revenues increased 15.2%, or $45.9 million, to $347.0 million for the six months ended June 30, 2017, from $301.1 million for the same period of 2016, primarily due to $39.9 million from Wynn Palace and an increase of $12.7 million from our Las Vegas Operations, partially offset by a decrease of $6.8 million from Wynn Macau.

Entertainment, retail and other revenues increased 25.1%, or $41.1 million, to $205.1 million for the six months ended June 30, 2017, from $164.0 million for the same period of 2016. The increase was primarily due to $50.0 million from Wynn Palace, partially offset by decreases of $5.0 million and $3.9 million from our Las Vegas Operations and Wynn Macau, respectively.

Promotional allowances increased 35.7%, or $58.2 million, to $221.1 million for the six months ended June 30, 2017, from $162.9 million for the same period of 2016. The increase was primarily due to $76.9 million from Wynn Palace, partially offset by decreases of $13.3 million and $5.4 million from Wynn Macau and our Las Vegas Operations, respectively. The decreases from Wynn Macau and our Las Vegas Operations were primarily a result of a greater percentage of cash paying guests in our rooms and food and beverage outlets.

Operating expenses

Operating expenses increased 43.3%, or $757.9 million, to $2.51 billion for the six months ended June 30, 2017, from $1.75 billion for the same period of 2016, primarily due to an increase in casino expenses of $580.5 million, depreciation and amortization of $119.8 million, and general and administrative expenses of $87.2 million, partially offset by a decrease of $67.2 million in pre-opening expenses, all mainly related to the opening of Wynn Palace.

Casino expenses increased 62.9%, or $580.5 million, to $1.50 billion for the six months ended June 30, 2017, from $922.9 million for the same period of 2016, primarily due to $566.4 million from Wynn Palace.

Room expenses increased 19.2%, or $14.6 million, to $90.3 million for the six months ended June 30, 2017, from $75.7 million for the same period of 2016. The increase was primarily due to $7.8 million from Wynn Palace and an increase of $6.6 million from our Las Vegas Operations mainly attributable to expenses associated with the increase in occupancy.

Food and beverage expenses increased 13.6%, or $25.2 million, to $210.4 million for the six months ended June 30, 2017, from $185.1 million for the same period of 2016. The increase was commensurate with the 15.2% increase in food and beverage revenues.

Entertainment, retail and other expenses increased 13.0%, or $9.9 million, to $85.8 million for the six months ended June 30, 2017, from $76.0 million for the same period of 2016, primarily related to Wynn Palace.

General and administrative expenses increased 36.8%, or $87.2 million, to $324.1 million for the six months ended June 30, 2017, from $237.0 million for the same period of 2016, primarily related to Wynn Palace.

Provision for doubtful accounts was a benefit of $6.2 million for the six months ended June 30, 2017, compared to an expense of $3.2 million for the same period of 2016. The change was due to the collection of casino accounts receivable that resulted in the reversal of previously recorded allowance for doubtful accounts.

Pre-opening expenses were $12.5 million for the six months ended June 30, 2017, compared to $79.7 million for the same period of 2016. During the six months ended June 30, 2017, we incurred pre-opening expenses of $12.0 million related to Wynn Boston Harbor and $0.5 million related to our Las Vegas Operations. During the six months ended June 30, 2016, we incurred pre-opening costs of $65.6 million related to Wynn Palace, $12.0 million related to Wynn Boston Harbor and $2.1 million at our Las Vegas Operations.

Depreciation and amortization increased 75.9%, or $119.8 million, to $277.5 million for the six months ended June 30, 2017, from $157.7 million for the same period of 2016. The increase was primarily due to the opening of Wynn Palace with the associated building and furniture, fixtures and equipment being placed in service.

Property charges and other were $10.2 million for the six months ended June 30, 2017, compared to $12.9 million for the same period of 2016. During the six months ended June 30, 2017, property charges and other primarily consisted of charges incurred from our Las Vegas Operations related to miscellaneous renovations and abandonments. During the six months ended

June 30, 2016, our Las Vegas Operations incurred $7.5 million in asset abandonment charges, primarily associated with the current construction of additional retail space and $2.6 million of losses from the sale of assets.
Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$202,107	$189,231	6.8
Capitalized interest	(6,106)	(75,202)	(91.9)
	$196,001	$114,029	71.9

Weighted average total debt balance	10,059,491	9,476,120
Weighted average interest rate	4.02%	3.99%

Interest cost increased $12.9 million for the six months ended June 30, 2017, compared to the same period of 2016, primarily due to an increase in our weighted average total debt balance from borrowings under the Wynn America credit facilities. Capitalized interest decreased $69.1 million for the six months ended June 30, 2017, compared to the same period of 2016, primarily due to the completion of Wynn Palace construction activities in August 2016 and a $25.6 million out-of-period adjustment recorded in the first quarter of 2016. During the first quarter of 2016, we corrected immaterial amounts of additional interest that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014.

Other non-operating income and expenses

We incurred a loss of $28.3 million and a gain of $3.0 million for the six months ended June 30, 2017 and 2016, respectively, from the change in the fair value of the Redemption Note. The change in fair value is a result of changes in certain variables used to calculate the estimated fair value. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."

Interest income was $13.5 million for the six months ended June 30, 2017, compared to $6.3 million for the same period of 2016. During 2017 and 2016, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investment securities were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

We incurred losses on the extinguishment of debt of $22.3 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, we completed a cash tender offer and subsequent redemption of our 2022 Notes and issued the 2027 Notes. In connection with this refinancing, we recorded a loss on extinguishment of debt of $20.8 million. In addition, in connection with an amendment of our Wynn America credit facilities, we recorded a loss on extinguishment of debt of $1.5 million. We incurred no losses from the extinguishment of debt for the same period of 2016.

We incurred losses of $17.9 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively, from foreign currency remeasurements. The increased losses were primarily due to the impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities.

Income taxes

We recorded income tax expense of $5.5 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. These amounts are primarily related to changes in the domestic valuation allowance for FTCs.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $63.6 million for the six months ended June 30, 2017, compared to $49.6 million for the same period of 2016. These amounts were primarily related to the noncontrolling interests' share of net income from WML.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Wynn Macau	$210,398	$190,389	$391,504	$381,634
Wynn Palace	$87,403	$—	$199,259	$—
Las Vegas Operations	$132,210	$122,290	$266,787	$231,314

Adjusted Property EBITDA at Wynn Macau increased 10.5% and 2.6% for the three and six months ended June 30, 2017, respectively, compared to the same period of 2016, primarily due to improved VIP operations driven by year-over-year increases in VIP turnover.

Adjusted Property EBITDA at Wynn Palace was $87.4 million and $199.3 million for the three and six months ended June 30, 2017 and 2016, respectively. Although the ramp up of Wynn Palace continues to be impacted by construction surrounding the property, business volumes increased when compared to the three months ended March 31, 2017 and December 31, 2016, with increases in VIP turnover of 5.1% and 12.3%, respectively.

Adjusted Property EBITDA at our Las Vegas Operations increased 8.1% and 15.3% for the three and six months ended June 30, 2017, respectively, compared to the same period of 2016. The increases in Adjusted Property EBITDA were primarily due to improved casino operations and food and beverage operations.

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

Net cash provided by operations for the six months ended June 30, 2017 was $803.6 million, compared to $369.9 million for the same period of 2016. The increase was primarily due to the operations of Wynn Palace and the change in ordinary working capital accounts.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $397.3 million, compared to $605.8 million for the same period of 2016 and was primarily attributable to capital expenditures, net of construction payables and retention. Capital expenditures, net of construction payables and retention, of $392.6 million for the six months ended June 30, 2017, were primarily for Wynn Boston Harbor and capital expenditures, net of construction payables and retention, of $548.9 million for the six months ended June 30, 2016, were primarily for Wynn Palace.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 was $369.0 million, compared to net cash provided by financing activities of $59.2 million for the same the period of 2016. During the six months ended June 30, 2017, we used cash of $1.36 billion for the repayment of long-term debt and $179.6 million for the payment of dividends. Our repayments consisted of $900.0 million to redeem our 2022 Notes, $270.3 million for repayment of borrowings under our Wynn Macau credit facilities and $189.6 million for repayment of borrowings under our WML Finance Credit Facility (defined below). These uses of cash were partially offset by $900.0 million in proceeds from the issuance of our 2027 Notes, $130.1 million in proceeds from borrowings under our Wynn Macau Credit Facilities and $189.9 million of cash released from restriction as collateral associated with our WML Finance Credit Facility. During the six months ended June 30, 2016, our net cash provided by financing activities was mainly due to borrowings of $305.8 million under our Wynn Macau Credit Facilities and WA Senior Term Loan Facility I (defined below), partially offset by dividends paid of $212.8 million.

Capital Resources

As of June 30, 2017, we had $2.49 billion of cash and cash equivalents and $312.6 million of available-for-sale investments in domestic and foreign debt securities and commercial paper. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with original maturities of less than 90 days. Of these amounts, WML and its subsidiaries (of which we own approximately 72%) held $300.0 million in cash. If our portion of this cash was repatriated to the U.S. on June 30, 2017, it would be subject to minimal U.S. taxes in the year of repatriation. Wynn America, LLC and Wynn Las Vegas, LLC held cash balances of $473.4 million and $207.0 million, respectively. Wynn Resorts, Limited (including its subsidiaries other than WML, Wynn America, LLC and Wynn Las Vegas, LLC), which is not a guarantor of the debt of its subsidiaries, held $1.51 billion of cash and cash equivalents and $312.6 million of available-for-sale investments.

The Wynn Macau credit facilities consist of a $2.30 billion equivalent fully funded senior secured term loan facility and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Credit Facilities"). Borrowings under the Wynn Macau Credit Facilities consist of both United States dollar and Hong Kong dollar tranches and were used to refinance Wynn Resorts (Macau) S.A.'s ("Wynn Macau SA") existing indebtedness and fund the construction and development of Wynn Palace and will be used for general corporate purposes. As of June 30, 2017, we had $548.8 million of available borrowing capacity under the senior secured revolving credit facility.

The Wynn America credit facilities consist of a $875 million fully funded senior secured term loan facility ("WA Senior Term Loan Facility I"), a $125 million fully funded senior term loan facility (the "WA Senior Term Loan Facility II") and a $375 million senior secured revolving credit facility ("WA Senior Revolving Credit Facility", collectively, the "Wynn America Credit Facilities"). Borrowings under the Wynn America Credit Facilities have been and will be used to fund the development, construction and pre-opening expenses of Wynn Boston Harbor and for general corporate purposes. As of June 30, 2017, we had available borrowing capacity of $358.0 million, net of $17.0 million in outstanding letters of credit, under the WA Senior Revolving Credit Facility.

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
The WML Finance I, Limited credit facility consists of a HK$3.87 billion (approximately $495.9 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility"). Borrowings under the WML Finance Credit Facility are in Hong Kong dollars and are used for working capital requirements and general corporate purposes. As of June 30, 2017, we had no borrowings under the WML Finance Credit Facility.

During the quarter, we completed a cash tender offer and subsequent redemption of the $900 million 2022 Notes. In connection with this transaction, we issued $900 million 2027 Notes and used the net proceeds to cover the cost of extinguishing the 2022 Notes resulting in an extension of our scheduled maturities of long-term debt.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives, except for interest rate swaps and foreign currency forward contracts. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of June 30, 2017, we had outstanding letters of credit totaling $17.0 million.

Contractual Obligations and Commitments

During the six months ended June 30, 2017, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016, other than the increase of $1.32 billion to our future construction contracts and commitments based on the agreement entered into by Wynn MA, LLC on April 28, 2017 concerning the construction of Wynn Boston Harbor. We expect to open Wynn Boston Harbor in mid-2019. For further information on the agreement, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 14 "Commitments and Contingencies."

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

The Company's Board of Directors has authorized an equity repurchase program. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of June 30, 2017, we had $1.0 billion in repurchase authority under the program.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to these policies for the six months ended June 30, 2017.

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

We had three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under our Wynn Macau Credit Facilities. As of June 30, 2017, interest rate swaps of $0.1 million were included in prepaid expenses and other and $0.1 million was included in other accrued expenses. As of December 31, 2016, interest rate swaps of

$1.1 million were included in prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheet. These interest rate swap agreements matured in July 2017.

Interest Rate Sensitivity

As of June 30, 2017, approximately 72.2% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of June 30, 2017, an assumed 100 basis point change in the variable rates would cause our annual interest cost to change by $31.2 million.

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

We expect most of the revenues and expenses for any casino that we operate in Macau will be in Hong Kong dollars or Macau patacas. For any U.S. dollar-denominated debt or other obligations incurred by our Macau-related entities, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on our results of operations, financial condition and ability to service debt. Based on our balances as of June 30, 2017, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $27.7 million.

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

CCAC Information Request

In July 2014, Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of Wynn Macau, Limited, was contacted by the Commission Against Corruption of Macau ("CCAC") requesting certain information related to its land in the Cotai area of Macau. Wynn Macau SA has cooperated with CCAC's request.

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to those risk factors during the six months ended June 30, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the second quarter of 2017, we had no repurchases of our common stock.

Item 5. Other Information

Frequency of Future Advisory Votes on Executive Compensation

At the Company’s 2017 Annual Meeting of Stockholders held on April 21, 2017, stockholders voted on an advisory (non-binding) proposal regarding the frequency of future advisory votes on executive compensation, and the Company reported the final results of the stockholder vote on a Form 8-K filed on April 26, 2017. Following consideration of the stockholder vote on the frequency proposal, the Company’s Board of Directors has determined to hold an advisory vote on executive compensation every three years.

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
4.1
Indenture, dated May 11, 2017, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 11, 2017.)

10.1
Fifth Amendment to Credit Agreement, dated as of April 24, 2017, by and among Wynn America, LLC as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 5, 2017.)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 4, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statement of Stockholders' Equity as of June 30, 2017, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements.

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

WYNN RESORTS, LIMITED

Dated: August 4, 2017	By:	/s/ Craig S. Billings
Craig S. Billings
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

