Form 10-Q
period 2017-09-30
WYNN RESORTS LTD
filed 2017-11-08
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common stock, $0.01 par value	102,782,543

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,935,985	$2,453,122
Investment securities	156,866	173,437
Receivables, net	224,132	218,968
Inventories	82,897	91,541
Prepaid expenses and other	156,672	53,299
Total current assets	3,556,552	2,990,367
Property and equipment, net	8,386,843	8,259,631
Restricted cash	2,715	192,823
Investment securities	163,368	128,023
Intangible assets, net	124,301	113,588
Other assets	194,175	269,125
Total assets	$12,427,954	$11,953,557
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$279,416	$298,505
Current portion of long-term debt	405,339	—
Customer deposits	883,204	599,566
Gaming taxes payable	188,953	162,706
Accrued compensation and benefits	144,798	165,501
Accrued interest	69,651	98,118
Other accrued liabilities	90,697	91,905
Total current liabilities	2,062,058	1,416,301
Long-term debt	9,771,815	10,125,352
Other long-term liabilities	108,590	87,462
Deferred income taxes, net	87,281	66,561
Total liabilities	12,029,744	11,695,676
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 116,113,032 and 115,036,945 shares issued; 102,782,543 and 101,799,471 shares outstanding, respectively	1,161	1,150
Treasury stock, at cost; 13,330,489 and 13,237,474 shares, respectively	(1,175,186)	(1,166,697)
Additional paid-in capital	1,308,960	1,226,915
Accumulated other comprehensive income (loss)	(673)	1,484
Retained earnings	194,814	95,097
Total Wynn Resorts, Limited stockholders' equity	329,076	157,949
Noncontrolling interests	69,134	99,932
Total stockholders' equity	398,210	257,881
Total liabilities and stockholders' equity	$12,427,954	$11,953,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues:
Casino	$1,256,602	$788,219	$3,574,059	$2,263,608
Rooms	175,108	152,608	531,558	431,047
Food and beverage	190,854	167,997	537,807	469,072
Entertainment, retail and other	105,500	93,230	310,636	257,256
Gross revenues	1,728,064	1,202,054	4,954,060	3,420,983
Less: promotional allowances	(115,733)	(92,232)	(336,788)	(255,119)
Net revenues	1,612,331	1,109,822	4,617,272	3,165,864
Operating expenses:
Casino	799,978	505,620	2,303,435	1,428,532
Rooms	44,070	40,188	134,394	115,937
Food and beverage	113,452	109,333	323,840	294,480
Entertainment, retail and other	44,159	40,153	129,986	116,126
General and administrative	178,506	144,206	502,637	381,156
(Benefit) provision for doubtful accounts	1,656	(2,368)	(4,593)	816
Pre-opening	6,908	70,778	19,445	150,496
Depreciation and amortization	137,982	106,467	415,488	264,187
Property charges and other	28,293	18,514	38,494	31,366
Total operating expenses	1,355,004	1,032,891	3,863,126	2,783,096
Operating income	257,327	76,931	754,146	382,768
Other income (expense):
Interest income	8,447	3,678	21,998	9,940
Interest expense, net of amounts capitalized	(95,874)	(79,669)	(291,875)	(193,698)
Change in interest rate swap fair value	(2)	1,168	(1,056)	(1,693)
Change in Redemption Note fair value	(41,718)	(22,218)	(69,982)	(19,239)
Loss on extinguishment of debt	(20,774)	—	(43,061)	—
Equity in income from unconsolidated affiliates	—	—	—	16
Other	(1,894)	899	(19,840)	(1,046)
Other income (expense), net	(151,815)	(96,142)	(403,816)	(205,720)
Income (loss) before income taxes	105,512	(19,211)	350,330	177,048
Benefit (provision) for income taxes	457	(120)	(5,040)	(1,145)
Net income (loss)	105,969	(19,331)	345,290	175,903
Less: net (income) loss attributable to noncontrolling interests	(26,202)	1,894	(89,791)	(47,728)
Net income (loss) attributable to Wynn Resorts, Limited	$79,767	$(17,437)	$255,499	$128,175
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$0.78	$(0.17)	$2.51	$1.26
Diluted	$0.78	$(0.17)	$2.49	$1.26
Weighted average common shares outstanding:
Basic	102,173	101,439	101,960	101,423
Diluted	102,794	101,439	102,460	101,835
Dividends declared per common share	$0.50	$0.50	$1.50	$1.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$105,969	$(19,331)	$345,290	$175,903
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	259	142	(3,495)	(192)
Unrealized gain (loss) on investment securities, before and after tax	208	(177)	366	1,069
Total comprehensive income (loss)	106,436	(19,366)	342,161	176,780
Less: comprehensive income (loss) attributable to noncontrolling interests	(26,274)	1,854	(88,819)	(47,675)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$80,162	$(17,512)	$253,342	$129,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, December 31, 2016	101,799,471	$1,150	$(1,166,697)	$1,226,915	$1,484	$95,097	$157,949	$99,932	$257,881
Effect of change in accounting for stock-based compensation	—	—	—	2,807	—	(2,696)	111	—	111
Balances, December 31, 2016, as adjusted	101,799,471	1,150	(1,166,697)	1,229,722	1,484	92,401	158,060	99,932	257,992
Net income	—	—	—	—	—	255,499	255,499	89,791	345,290
Currency translation adjustment	—	—	—	—	(2,523)	—	(2,523)	(972)	(3,495)
Net unrealized gain on investment securities	—	—	—	—	366	—	366	—	366
Issuance of restricted stock	575,792	6	—	18,566	—	—	18,572	653	19,225
Cancellation of restricted stock	(13,333)	—	—	—	—	—	—	—	—
Exercise of stock options	513,628	5	—	48,434	—	—	48,439	214	48,653
Shares repurchased by the Company and held as treasury shares	(93,015)	—	(8,489)	—	—	—	(8,489)	—	(8,489)
Cash dividends declared	—	—	—	—	—	(153,086)	(153,086)	(116,578)	(269,664)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6,201)	(6,201)
Stock-based compensation	—	—	—	12,238	—	—	12,238	2,295	14,533
Balances, September 30, 2017	102,782,543	$1,161	$(1,175,186)	$1,308,960	$(673)	$194,814	$329,076	$69,134	$398,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$345,290	$175,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	415,488	264,187
Deferred income taxes	20,830	(95)
Stock-based compensation expense	29,290	29,360
Excess tax benefits from stock-based compensation	—	(111)
Amortization of deferred financing costs	18,542	18,116
Loss on extinguishment of debt	43,061	—
(Benefit) provision for doubtful accounts	(4,593)	816
Change in interest rate swap fair value	1,056	1,693
Change in Redemption Note fair value	69,982	19,239
Property charges and other	52,683	19,004
Increase (decrease) in cash from changes in:
Receivables, net	(1,198)	9,463
Inventories and prepaid expenses and other	(19,587)	(37,101)
Customer deposits	288,906	92,944
Accounts payable and accrued expenses	17,755	87,425
Net cash provided by operating activities	1,277,505	680,843
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(650,282)	(954,709)
Return of investment in unconsolidated affiliates	—	727
Purchase of investment securities	(191,147)	(126,635)
Proceeds from sale or maturity of investment securities	171,375	73,576
Purchase of intangible assets and other assets	(13,408)	(12,116)
Proceeds from sale of assets	20,303	3,929
Net cash used in investing activities	(663,159)	(1,015,228)
Cash flows from financing activities:
Proceeds from exercise of stock options	48,653	—
Excess tax benefits from stock-based compensation	—	111
Dividends paid	(270,091)	(263,680)
Distribution to noncontrolling interest	(6,201)	—
Proceeds from issuance of long-term debt	2,429,988	505,484
Repayments of long-term debt	(2,416,319)	(240,386)
Restricted cash	190,088	(200,790)
Repurchase of common stock	(8,489)	(6,291)
Income taxes paid from sale of ownership interest in subsidiary	(25,176)	—
Shares of subsidiary repurchased for share award plan	—	(7,580)
Payment on long-term land concession obligation	—	(15,968)
Payments for financing costs	(70,496)	(5,340)
Net cash used in financing activities	(128,043)	(234,440)
Effect of exchange rate on cash	(3,440)	(456)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	482,863	(569,281)
Balance, beginning of period	2,453,122	2,080,089
Balance, end of period	$2,935,985	$1,510,808

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$301,800	$199,388
Property and equipment acquired under capital lease	$16,593	$—
Stock-based compensation capitalized into construction	$56	$74
Liability settled with shares of common stock	$19,225	$—
Change in accounts and construction payables related to property and equipment	$(35,375)	$86,680
Change in dividends payable on unvested restricted stock included in other accrued liabilities	$(427)	$596
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

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 192,000 square feet of casino space, 33 food and beverage outlets, an on-site 18-hole golf course, approximately 290,000 square feet of meeting and convention space, approximately 103,000 square feet of retail space, as well as two theaters, three nightclubs and a beach club, and recreation and leisure facilities.

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

The Company is in the planning phase for the re-development of the Wynn Las Vegas golf course, which the Company expects to close prior to December 31, 2017. Phase 1 of the project is expected to include a lagoon and additional meeting and convention space.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments, except as disclosed in Note 2 "Summary of Significant Accounting Policies: Prior Period Adjustments") necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the full fiscal year.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign-currency denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $334.1 million and $1.11 billion as of September 30, 2017 and December 31, 2016, respectively, were invested in bank time deposits, money market funds and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $2.60 billion and $1.34 billion as of September 30, 2017 and December 31, 2016, respectively. The cash on hand as of September 30, 2017 included $403.6 million that was used to redeem the remaining principal amount of the untendered 5 1/4% Senior Notes due 2021 (the "2021 Notes") on October 20, 2017.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of September 30, 2017 and December 31, 2016, approximately 84.0% and 88.1%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Redemption Price Promissory Note

The Redemption Price Promissory Note (the "Redemption Note") is recorded at fair value in accordance with applicable accounting guidance. As of September 30, 2017 and December 31, 2016, the fair value of the Redemption Note was $1.89 billion and $1.82 billion, respectively. In determining this fair value, the Company estimated the Redemption Note's present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with the risk of the Redemption Note.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The retail value of rooms, food and beverage, entertainment and other services provided to guests without charge is included in gross revenues and are then deducted as promotional allowances. The estimated retail value of providing such promotional allowances is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rooms	$66,647	$53,279	$196,628	$142,104
Food and beverage	42,204	32,434	118,875	95,330
Entertainment, retail and other	6,882	6,519	21,285	17,685
	$115,733	$92,232	$336,788	$255,119

The estimated cost of providing such promotional allowances, which is included primarily in casino expenses, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rooms	$21,577	$16,791	$61,884	$41,581
Food and beverage	36,312	28,798	104,621	80,377
Entertainment, retail and other	5,108	3,696	16,078	10,542
	$62,997	$49,285	$182,583	$132,500

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments, which taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $544.7 million and $320.0 million for the three months ended September 30, 2017 and 2016, respectively, and $1.56 billion and $900.0 million for the nine months ended September 30, 2017 and 2016, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	September 30, 2017	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$334,086	$493	$333,593	—
Available-for-sale securities	$320,234	—	$320,234	—
Restricted cash	$2,715	—	$2,715	—

Liabilities:
Redemption Note	$1,889,341	—	$1,889,341	—

		Fair Value Measurements Using:
	December 31, 2016	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,106,606	$3,868	$1,102,738	—
Available-for-sale securities	$301,460	—	$301,460	—
Restricted cash	$192,823	—	$192,823	—
Interest rate swaps	$1,056	—	$1,056	—

Liabilities:
Redemption Note	$1,819,359	—	$1,819,359	—

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

In January 2016, the FASB issued an accounting standards update requiring all equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This update eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for financial statements with fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods and early adoption is permitted. The Company is currently assessing the impact the adoption of this new standard will have on its consolidated financial statements. The Company expects a portion of the change in its Redemption Note fair value currently included in the Consolidated Statements of Operations will be recorded in accumulated other comprehensive income (loss) on its Consolidated Balance Sheet.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued an accounting standards update that defers the effective date of the new revenue recognition accounting guidance by one year, to annual and interim periods beginning after December 15, 2017. The Company will adopt this standard effective January 1, 2018, on a full retrospective basis. The Company continues to assess the impact the adoption of this standard will have on its consolidated financial statements. Upon adoption, the Company expects the standard will change the presentation of, and accounting for, goods and

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

services provided to customers without charge currently included in both gross revenues and promotional allowances in the Condensed Consolidated Statements of Operations.  The Company expects the total promotional allowances will be netted against gross revenues with the majority of the impact resulting in a decrease in casino revenues.  Additionally, the Company expects the estimated cost of providing the promotional allowances will no longer be allocated primarily to casino expenses.

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

Note 3 - Retail Joint Venture

In December 2016, the Company formed a joint venture (the "Retail Joint Venture") with Crown to own and operate approximately 88,000 square feet of existing retail space at Wynn Las Vegas. In connection with the transaction, the Company transferred certain assets and liabilities with a net book value of $31.8 million associated with the existing Wynn Las Vegas retail stores from Wynn Las Vegas, LLC, to the Retail Joint Venture. The Company sold Crown a 49.9% ownership interest in the Retail Joint Venture for $217.0 million in cash and a $75.0 million interest-free note that matures in full on January 3, 2018. As of September 30, 2017, the present value of the note was $74.4 million and is included in prepaid expenses and other on the Condensed Consolidated Balance Sheets. As of December 31, 2016, the present value of the note was $72.5 million and was included in other assets on the Consolidated Balance Sheets. Wynn Las Vegas, LLC transferred all interests as lessor in third-party retail store leases to the Retail Joint Venture as part of the transaction and the majority of the retail stores previously operated by Wynn Las Vegas, LLC are now operated under a master lease agreement between a newly formed retail entity owned by Wynn Resorts, as lessee, and the Retail Joint Venture, as lessor. The Company maintains a 50.1% ownership in the Retail Joint Venture and is the managing member. The Company’s responsibilities with respect to the Retail Joint Venture include day-to-day business operations, property management services and a role in the leasing decisions of the retail space.

Also in December 2016, the Company entered into an agreement with Crown to form a joint venture that will own approximately 73,000 square feet of additional retail space that is currently under construction at Wynn Las Vegas. Crown is expected to pay the Company $180.0 million for a 49.9% ownership interest in the new joint venture in the fourth quarter of 2017.

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

As of September 30, 2017 and December 31, 2016, the Retail Joint Venture had total assets of $38.1 million and $33.6 million, respectively, and total liabilities of $0.9 million and $2.1 million, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited	$79,767	$(17,437)	$255,499	$128,175

Denominator:
Weighted average common shares outstanding	102,173	101,439	101,960	101,423
Potential dilutive effect of stock options and restricted stock	621	—	500	412
Weighted average common and common equivalent shares outstanding	102,794	101,439	102,460	101,835

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$0.78	$(0.17)	$2.51	$1.26
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$0.78	$(0.17)	$2.49	$1.26

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted net income per share	108	1,682	123	785

Note 5 -    Accumulated Other Comprehensive Income (Loss)

The following table presents the changes by component, net of tax and noncontrolling interests, in accumulated other comprehensive income (loss) of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Accumulated other comprehensive income (loss)
December 31, 2016	$2,213	$(729)	$1,484
Current period other comprehensive income (loss)	(2,523)	366	(2,157)
September 30, 2017	$(310)	$(363)	$(673)

Note 6 -    Investment Securities

Investment securities consisted of the following (in thousands):

	September 30, 2017				December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$304,654	$33	$(396)	$304,291	$245,425	$19	$(720)	$244,724
Commercial paper	11,991	—	—	11,991	56,764	5	(33)	56,736
U.S. government agency bonds	3,952	—	—	3,952	—	—	—	—
	$320,597	$33	$(396)	$320,234	$302,189	$24	$(753)	$301,460

For investments with unrealized losses as of September 30, 2017 and December 31, 2016, the Company has determined that it does not have the intent to sell any of these investments and it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting dates.

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

The fair values of these investment securities as of September 30, 2017, by contractual maturity, are as follows (in thousands):

Fair value
Available-for-sale securities
Due in one year or less	$156,866
Due after one year through two years	140,873
Due after two years through three years	22,495
$320,234

Note 7 -    Receivables, net

Receivables, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Casino	$182,428	$211,557
Hotel	23,433	21,897
Other	52,898	40,256
	258,759	273,710
Less: allowance for doubtful accounts	(34,627)	(54,742)
	$224,132	$218,968

Note 8 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land and improvements	$863,385	$834,420
Buildings and improvements	7,577,194	7,623,069
Furniture, fixtures and equipment	2,189,929	2,181,515
Leasehold interests in land	314,303	316,516
Airplanes	158,840	179,730
Construction in progress	802,393	299,686
	11,906,044	11,434,936
Less: accumulated depreciation	(3,519,201)	(3,175,305)
	$8,386,843	$8,259,631

As of September 30, 2017 and December 31, 2016, construction in progress consisted primarily of costs capitalized, including interest, for the construction of Wynn Boston Harbor.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility, due September 2021, interest at LIBOR or HIBOR plus 1.50%—2.25% (2.70% as of September 30, 2017 and 2.76% as of December 31, 2016), net of debt issuance costs and original issue discount of $22,670 as of September 30, 2017 and $28,091 as of December 31, 2016	$2,276,894	$2,278,682
Senior Revolving Credit Facility, due September 2020, interest at LIBOR or HIBOR plus 1.50%—2.25% (2.64% as of September 30, 2017 and 2.75% as of December 31, 2016)	139,913	340,846
5 1/4% Senior Notes, due October 15, 2021, net of debt issuance costs and original issue premium of $1,726 as of September 30, 2017 and $6,709 as of December 31, 2016	401,858	1,343,291
4 7/8% Senior Notes, due October 1, 2024, net of debt issuance costs $12,454 as of September 30, 2017	587,546	—
5 1/2% Senior Notes, due October 1, 2027, net of debt issuance costs $11,054 as of September 30, 2017	738,946	—
WML Finance Revolving Credit Facility, due July 2018, interest at 1.50%	—	189,651
U.S. and Corporate Related:
Wynn America Credit Facilities:
Senior Term Loan Facility, various maturities, interest at base rate plus 0.75% or LIBOR plus 1.75% (2.99% as of September 30, 2017 and 2.52% as of December 31, 2016), net of debt issuance costs of $15,071 as of September 30, 2017 and $15,436 as of December 31, 2016	984,929	984,564
4 1/4% Senior Notes, due May 30, 2023, net of debt issuance costs of $2,534 as of September 30, 2017 and $2,819 as of December 31, 2016	497,466	497,181
5 1/2% Senior Notes, due March 1, 2025, net of debt issuance costs of $19,926 as of September 30, 2017 and $21,513 as of December 31, 2016	1,780,074	1,778,487
5 1/4% Senior Notes, due May 15, 2027, net of debt issuance costs of $19,813 as of September 30, 2017	880,187	—
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022, interest at 2%, net of fair value adjustment of $47,103 as of September 30, 2017 and $117,085 as of December 31, 2016	1,889,341	1,819,359
5 3/8% First Mortgage Notes, due March 15, 2022, net of debt issuance costs of $6,709 as of December 31, 2016	—	893,291
	10,177,154	10,125,352
Current portion of long-term debt	(405,339)	—
	$9,771,815	$10,125,352

Macau Related Debt

Wynn Macau Credit Facilities

The Company's credit facilities include a $2.30 billion equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan Facility") and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility," collectively, the "Wynn Macau Credit Facilities"). The borrower is Wynn Resorts (Macau) S.A. ("Wynn Macau SA"). As of September 30, 2017, the Company had $608.6 million of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

WML Finance Revolving Credit Facility
The Company's credit facilities include a HK$3.87 billion (approximately $495.5 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility") under which WML Finance I, Limited, an indirect wholly owned subsidiary of WML, is the borrower. The WML Finance Credit Facility bears interest initially at 1.50% per annum, such rate calculated as the interest rate paid by the lender as the deposit bank for the cash collateral deposited and pledged with the lender plus a margin of 0.40%. As of September 30, 2017, the Company had no borrowings under the WML Finance Credit Facility.

5 1/4% Senior Notes due 2021

On September 11, 2017, WML commenced a cash offer for any and all of the outstanding aggregate principal amount of the 2021 Notes. The Company accepted for purchase valid tenders with respect to $946.4 million and paid a tender premium of $27.2 million. As of September 30, 2017, the $403.6 million principal amount of the untendered 2021 Notes is classified as current portion of long-term debt on the Condensed Consolidated Balance Sheet.

On October 20, 2017, WML redeemed the remaining $403.6 million principal amount of the untendered 2021 Notes and discharged the indenture under which the 2021 Notes were issued. The Company paid a premium of $10.6 million related to this redemption and will record a loss on extinguishment of debt of approximately $12 million during the three months ended December 31, 2017.

4 7/8% Senior Notes due 2024 and 5 1/2% Senior Notes due 2027

On September 20, 2017, WML completed the issuance of $600 million aggregate principal amount of 4 7/8% Senior Notes due 2024 (the "2024 WML Notes") and $750 million aggregate principal amount of 5 1/2% Senior Notes due 2027 (the "2027 WML Notes" and together with the 2024 WML Notes, the "WML Notes"). WML used the net proceeds from the WML Notes and cash on hand to fund the cost of extinguishing the 2021 Notes.

The 2024 WML Notes bear interest at the rate of 4 7/8% per annum and mature on October 1, 2024. The 2027 WML Notes bear interest at the rate of 5 1/2% per annum and mature on October 1, 2027. Interest on the WML Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2018.
At any time prior to October 1, 2020 and October 1, 2022, WML may redeem the 2024 WML Notes and 2027 WML Notes, respectively, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the WML Notes or (b) a "make-whole" amount as determined by an independent investment banker in accordance with the terms of the indentures for the WML Notes, dated as of September 20, 2017 (the "WML Indentures"). In either case, the redemption price would include accrued and unpaid interest. In addition, at any time prior to October 1, 2020, WML may use the net cash proceeds from certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2024 WML Notes and the 2027 WML Notes, at a redemption price equal to 104.875% of the aggregate principal amount of the 2024 WML Notes and 105.5% of the aggregate principal amount of the 2027 WML Notes, as applicable.
On or after October 1, 2020 and October 1, 2022, WML may redeem the 2024 WML Notes and 2027 WML Notes, respectively, in whole or in part, at a premium decreasing annually from 102.438% and 102.75%, respectively, of the applicable principal amount to zero, plus accrued and unpaid interest. If WML undergoes a Change of Control (as defined in the WML Indentures), it must offer to repurchase the WML Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. In addition, WML may redeem the WML Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, in response to any change in or amendment to certain tax laws or tax positions. Further if a holder or beneficial owner of the WML Notes fails to meet certain requirements imposed by any Gaming Authority (as defined in the WML Indentures), WML may require the holder or beneficial owner to dispose of or redeem its WML Notes.
Upon the occurrence of (1) any event after which none of WML or any of its subsidiaries have such licenses, concessions, subconcessions or other permits or authorizations as necessary to conduct gaming activities in substantially the same scope as it does on the date of the WML Notes issuance, for a period of ten consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties, or results of operations of WML and its subsidiaries, taken as a whole, or (2) the termination, rescission, revocation or modification of any such licenses, concessions, subconcessions or other permits or authorizations which has had a material adverse effect on the financial condition, business, properties, or results of operations of WML and its subsidiaries, taken as a whole, each holder of the WML Notes will have the right to require WML to

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

repurchase all or any part of such holders' WML Notes at a purchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
The WML Notes are WML's general unsecured obligations and rank pari passu in right of payment with all of WML's existing and future senior unsecured indebtedness, will rank senior to all of WML's future subordinated indebtedness, if any; will be effectively subordinated to all of WML's future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML's subsidiaries, including the Wynn Macau Credit Facilities and the WML Finance Credit Facility. The WML Notes are not registered under the Securities Act of 1933, as amended (the "Securities Act") and the WML Notes are subject to restrictions on transferability and resale.

In connection with the WML Notes issuance and the 2021 Notes cash tender offer, the Company recorded a loss on extinguishment of debt of $20.8 million.

U.S. and Corporate Related Debt

Wynn America Credit Facilities

The Company's credit facilities include an $875 million fully funded senior secured term loan facility (the "WA Senior Term Loan Facility I"), a $125 million fully funded senior term loan facility (the "WA Senior Term Loan Facility II") and a $375 million senior secured revolving credit facility (the "WA Senior Revolving Credit Facility," and collectively, the "Wynn America Credit Facilities"). The borrower is Wynn America, LLC, an indirect wholly owned subsidiary of the Company. As of September 30, 2017, the Company had available borrowing capacity of $358.0 million, net of $17.0 million in outstanding letters of credit, under the WA Senior Revolving Credit Facility.

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

5 1/4% Senior Notes due 2027

On May 11, 2017, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. ("Capital Corp.," and together with Wynn Las Vegas, LLC, the "Issuers") completed the issuance of $900 million aggregate principal amount of 5 1/4% Senior Notes due 2027 (the "2027 WLV Notes") pursuant to an indenture, dated as of May 11, 2017 (the "2027 Indenture"), among the Issuers, all of the Company’s subsidiaries other than Capital Corp. (the "Guarantors") and U.S. Bank National Association, as trustee. The 2027 WLV Notes were issued at par. The Issuers used the net proceeds from the 2027 WLV Notes and cash on hand to fund the cost of extinguishing the 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes").

The 2027 WLV Notes will mature on May 15, 2027 and bear interest at the rate of 5 1/4% per annum. The Issuers may, at their option, redeem the 2027 WLV Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2027 WLV Notes that are redeemed before February 15, 2027 will be equal to the greater of (a) 100% of the principal amount of the 2027 WLV Notes to be redeemed and (b) a "make-whole" amount described in the 2027 Indenture, plus in either case accrued and unpaid interest, if any, to, but not including, the redemption date. The redemption price for the 2027 WLV Notes that are redeemed on or after February 15, 2027 will be equal to 100% of the principal amount of the 2027 WLV Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2027 WLV Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. The 2027 WLV Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2027 WLV Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 4 1/4% Senior Notes due 2023 (the "2023 Notes") and 5 1/2% Senior Notes due 2025 (the "2025 Notes," and together with the 2023 Notes, the "Existing Notes"), and rank equally in right of payment with the Issuers’ guarantee of the Wynn America Credit Facilities, and rank senior in right of payment to all of the Issuers’ existing and future subordinated debt.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The 2027 WLV Notes are effectively subordinated in right of payment to all of the Issuers’ existing and future secured debt (to the extent of the value of the collateral securing such debt), and structurally subordinated to all of the liabilities of any of the Issuers’ subsidiaries that do not guarantee the 2027 WLV Notes.

The 2027 WLV Notes are jointly and severally guaranteed by all of the Guarantors. The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors’ existing and future secured debt (to the extent of the collateral securing such debt).

The 2027 WLV Notes are unsecured, except for the first priority pledge by Wynn Las Vegas Holdings, LLC, a direct wholly owned subsidiary of Wynn America, LLC, of its equity interests in Wynn Las Vegas, LLC, the effectiveness of which is subject to the prior approval of the Nevada gaming authorities. The equity interests in Wynn Las Vegas, LLC also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2027 WLV Notes will be released.

The Issuers and their subsidiaries are restricted subsidiaries under the Wynn America Credit Facilities and are required to guarantee and pledge their assets to secure the obligations of Wynn America, LLC to the extent permitted by any indenture governing the Existing Notes or the 2027 WLV Notes, subject to applicable gaming approvals. The Issuers and their subsidiaries will guarantee and secure their obligations under the Wynn America Credit Facilities with liens on substantially all of their assets, with such liens limiting the amount of such obligations secured to 15% of their Total Assets (as defined in the indenture for the 2025 Notes).

The 2027 Indenture contains covenants limiting the Issuers’ and the Guarantors’ ability to: create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The 2027 Indenture also provides that Wynn America may assume all of Wynn Las Vegas’ obligations under the 2027 Indenture and the 2027 WLV Notes if certain conditions set forth in the 2027 Indenture are met.

Events of default under the 2027 Indenture include, among others, the following: default for 30 days in the payment when due of interest on the 2027 WLV Notes; default in payment when due of the principal of, or premium, if any, on the 2027 WLV Notes; failure to comply with certain covenants in the 2027 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any Guarantor, all 2027 WLV Notes then outstanding will become due and payable immediately without further action or notice.

The 2027 WLV Notes were offered pursuant to an exemption under the Securities Act. The 2027 WLV Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act or outside the United States to certain persons in reliance on Regulation S under the Securities Act. The 2027 WLV Notes have not been and will not be registered under the Securities Act or under any state securities laws. Therefore, the 2027 WLV Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

5 3/8% First Mortgage Notes due 2022

On May 4, 2017, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amount of the 2022 Notes. The Company accepted for purchase valid tenders with respect to $498.0 million and paid a tender premium of $14.6 million.

On June 12, 2017, the Issuers redeemed the remaining $402.0 million principal amount of the untendered 2022 Notes and discharged the indenture under which the 2022 Notes were issued. The Company paid a premium of $10.8 million related to this redemption.

In connection with the 2027 WLV Notes issuance and the 2022 Notes cash tender offer and subsequent redemption, the Company recorded a loss on extinguishment of debt of $20.8 million.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Covenant Compliance

Management believes that as of September 30, 2017, the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of September 30, 2017 and December 31, 2016 was $8.49 billion and $8.33 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and original issue premium, of $8.39 billion. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). See Note 2 "Summary of Significant Accounting Policies" for discussion on the estimated fair value of the Redemption Note.

Note 10 - Related Party Transactions

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer ("Mr. Wynn"), and certain other executive officers and directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers and directors reimburse the Company. Mr. Wynn also reimburses the Company for personal usage of aircraft (subject to a $250,000 credit per calendar year) pursuant to a time sharing agreement. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. Mr. Wynn and the other officers and directors had a net deposit balance with the Company of $0.2 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively.

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Casino	$1,649	$2,032	$4,921	$6,515
Rooms	152	66	479	224
Food and beverage	352	165	1,058	718
Entertainment, retail and other	38	16	106	51
General and administrative	8,312	5,769	22,726	21,348
Pre-opening	—	230	—	504
Total stock-based compensation expense	10,503	8,278	29,290	29,360
Total stock-based compensation capitalized	24	23	56	74
Total stock-based compensation costs	$10,527	$8,301	$29,346	$29,434

Certain members of the Company's executive management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $4.9 million and $4.8 million for the three months ended September 30, 2017 and 2016, respectively, and $14.8 million and $15.1 million for the nine months ended September 30, 2017 and 2016, respectively. The Company settles this obligation by issuing immediately vested shares in January of the following year.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On September 15, 2017, WML paid a dividend of HK$0.21 per share for a total of $139.4 million. The Company's share of this dividend was $100.6 million with a reduction of $38.8 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheet.

Note 13 - Income Taxes

For the three months ended September 30, 2017 and 2016, the Company recorded a tax benefit of $0.5 million and a tax expense of $0.1 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded a tax expense of $5.0 million and $1.1 million, respectively. The Company's income tax expense and benefit for these periods primarily related to changes in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").

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

Wynn Macau SA has received a five-year exemption from complementary tax on profits generated by gaming operations through December 31, 2020. For the three months ended September 30, 2017 and 2016, the Company was exempt from the payment of such taxes totaling $15.0 million and $2.2 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company was exempt from the payment of such taxes totaling $41.6 million and $23.1 million, respectively.

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

The indenture for the 2023 Notes (the "2023 Indenture") provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of the Company than is beneficially owned by any other person, a change of control will have occurred. The indenture for the 2025 Notes (the "2025 Indenture") and the 2027 Indenture each provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture and the 2027 Indenture, respectively. If the Stockholders Agreement is determined not to be enforceable pursuant to Elaine Wynn's cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas, LLC debt documents. Under the 2023 Indenture, the 2025 Indenture and the 2027 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 2023 Notes or the 2025 Notes, as applicable, are rated below investment grade by both rating agencies that rate such notes and, in the case of the 2027 Indenture, the ratings of the 2027 WLV Notes have decreased below the ratings assigned to the 2027 WLV Notes on the date they were issued as described in the 2027 Indenture, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption).

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

On September 5, 2017, the Wynn Parties filed a motion for summary judgment related to the redemption of Aruze's shares. A court hearing is scheduled for November 13, 2017. Fact discovery closed on November 3, 2017 and trial is scheduled to begin on April 16, 2018. Wynn Resorts will continue to vigorously pursue its claims against the Okada Parties, and Wynn Resorts and the Wynn Parties will continue to vigorously defend against the counterclaims asserted against them. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on Wynn Resorts' financial condition.

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

Macau Action:

On July 3, 2015, WML announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or WML (collectively, the "Wynn Macau Parties"). The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Palace is located was unlawful and that the previously disclosed donation by Wynn Resorts to the University of Macau Development Foundation was unlawful. The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. The Macau Court has served the complaint on the defendants and the Wynn Macau Parties filed their response on May 17, 2016. On July 11, 2017, the Macau Court dismissed all claims by the Okada Parties as unfounded, fined the Okada Parties as vexatious litigants, and ordered the Okada Parties to pay for court costs and the Wynn Macau Parties' attorney's fees. On September 14, 2017, the Macau Court informed Wynn Macau SA that the Okada Parties filed a notice of intention to appeal. As of the date of this filing, Wynn Macau has not received formal notice of the Okada Parties' appeal.

The Company believes the action commenced by the Okada Parties is without merit and will vigorously defend itself against the claims pleaded against it. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

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

The four federal actions brought by the plaintiffs (collectively, the "Federal Plaintiffs") were consolidated. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs' ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. The Company and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of the Company and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On July 18, 2016, the Ninth Circuit affirmed the federal court's dismissal.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On July 1, 2015, the MGC filed motions to dismiss Mohegan's and the City of Revere's complaints. On December 3, 2015, the court granted the motion to dismiss the claims asserted in the Revere Action. Also on December 3, 2015, the court granted the motion to dismiss three of the four counts asserted by Mohegan but denied the motion as to Mohegan's certiorari claim. The City of Revere and IBEW sought immediate appellate review of the dismissal of their claims and the MGC requested immediate appellate review of the court's denial of the MGC's motion to dismiss Mohegan's certiorari claim. All three petitions for interlocutory review were denied. On April 22, 2016, the MGC filed an appeal to the Massachusetts Supreme Judicial Court ("SJC"). On May 11, 2016, the SJC granted the application. The SJC granted the City of Revere and IBEW's application for direct appellate review. On March 10, 2017, the SJC affirmed the trial court’s dismissal of the City of Revere’s claims and IBEW’s claims. The SJC affirmed the court's dismissal of Mohegan’s claims except for the certiorari claim, which the SJC remanded to the Suffolk Superior Court. Mohegan filed a motion for judgment on the pleadings on November 3, 2017, and MGC's opposition is due on or before December 12, 2017. The SJC reversed the court’s dismissal of the individual plaintiffs' open meeting law claim and remanded that claim to the Suffolk Superior Court. The parties are currently in the discovery phase.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present the Company's segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues
Macau Operations:
Wynn Macau	$597,422	$518,094	$1,867,163	$1,765,652
Wynn Palace	555,322	164,625	1,445,747	164,625
Total Macau Operations	1,152,744	682,719	3,312,910	1,930,277
Las Vegas Operations	459,587	427,103	1,304,362	1,235,587
Total	$1,612,331	$1,109,822	$4,617,272	$3,165,864
Adjusted Property EBITDA (1)
Macau Operations:
Wynn Macau	$183,219	$151,009	$574,723	$532,643
Wynn Palace	138,228	25,547	337,487	25,547
Total Macau Operations	321,447	176,556	912,210	558,190
Las Vegas Operations	151,509	128,879	418,296	360,193
Total	472,956	305,435	1,330,506	918,383
Other operating expenses
Pre-opening	6,908	70,778	19,445	150,496
Depreciation and amortization	137,982	106,467	415,488	264,187
Property charges and other	28,293	18,514	38,494	31,366
Corporate expenses and other	31,943	24,697	73,643	60,694
Stock-based compensation	10,503	8,048	29,290	28,856
Equity in income from unconsolidated affiliates	—	—	—	16
Total other operating expenses	215,629	228,504	576,360	535,615
Operating income	257,327	76,931	754,146	382,768
Other non-operating income and expenses
Interest income	8,447	3,678	21,998	9,940
Interest expense, net of amounts capitalized	(95,874)	(79,669)	(291,875)	(193,698)
Change in interest rate swap fair value	(2)	1,168	(1,056)	(1,693)
Change in Redemption Note fair value	(41,718)	(22,218)	(69,982)	(19,239)
Loss on extinguishment of debt	(20,774)	—	(43,061)	—
Equity in income from unconsolidated affiliates	—	—	—	16
Other	(1,894)	899	(19,840)	(1,046)
Total other non-operating income and expenses	(151,815)	(96,142)	(403,816)	(205,720)
Income (loss) before income taxes	105,512	(19,211)	350,330	177,048
Benefit (provision) for income taxes	457	(120)	(5,040)	(1,145)
Net income (loss)	105,969	(19,331)	345,290	175,903
Net (income) loss attributable to noncontrolling interests	(26,202)	1,894	(89,791)	(47,728)
Net income (loss) attributable to Wynn Resorts, Limited	$79,767	$(17,437)	$255,499	$128,175

(1)
"Adjusted Property EBITDA" is net income (loss) before interest, taxes, depreciation and amortization, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, loss on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts' calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

	September 30, 2017	December 31, 2016
Assets
Macau Operations:
Wynn Macau	$1,059,889	$1,161,670
Wynn Palace	4,066,782	4,317,458
Other Macau	494,801	28,927
Total Macau Operations	5,621,472	5,508,055
Las Vegas Operations	3,264,926	3,275,780
Wynn Boston Harbor	876,746	419,001
Corporate and other	2,664,810	2,750,721
Total	$12,427,954	$11,953,557

Note 16 - Subsequent Event

On October 26, 2017, the Company announced a cash dividend of $0.50 per share, payable on November 28, 2017 to stockholders of record as of November 16, 2017.

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

Wynn Macau features the following as of October 14, 2017:

•	Approximately 281,000 square feet of casino space, offering 24-hour gaming and a full range of games with 301 table games and 925 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	Eight food and beverage outlets;

•	Approximately 59,000 square feet of high-end, brand-name retail shopping;

•	Approximately 31,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	A rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "prosperity tree" and "dragon of fortune" attractions.

Wynn Palace features the following as of October 14, 2017:

•
Approximately 420,000 square feet of casino space, offering 24-hour gaming and a full range of games with 307 table games and 1,034 slot machines, including private gaming salons, sky casinos and a poker pit;

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

Las Vegas Operations

Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is improved with an employee parking garage, and approximately five acres adjacent to the golf course upon which an office building is located.

Wynn Las Vegas features the following as of October 14, 2017:

•
Approximately 192,000 square feet of casino space, offering 24-hour gaming and a full range of games with 240 table games and 1,838 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	33 food and beverage outlets;

•
Approximately 103,000 square feet of high-end, brand-name retail shopping (of which, effective December 2016, approximately 88,000 square feet is owned and operated by a joint venture of which we own 50.1%);

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

Construction and Development Opportunities

We are currently constructing Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, located adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.4 billion. As of September 30, 2017, we have incurred $935.6 million in total project costs. We expect to open Wynn Boston Harbor in mid-2019.

We are in the planning phase for the re-development of the Wynn Las Vegas golf course, which we expect to close prior to December 31, 2017. Phase 1 of the project is expected to include a lagoon and additional meeting and convention space. Based on current designs, we estimate the total project budget for Phase 1 to be approximately $500 million.

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

Results of Operations

Summary third quarter 2017 results

The following table summarizes our consolidated financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
Net revenues	$1,612,331	$1,109,822	45.3	$4,617,272	$3,165,864	45.8
Net income (loss) attributable to Wynn Resorts, Limited	$79,767	$(17,437)	NM	$255,499	$128,175	99.3
Diluted net income (loss) per share	$0.78	$(0.17)	NM	$2.49	$1.26	97.6
Adjusted Property EBITDA	$472,956	$305,435	54.8	$1,330,506	$918,383	44.9
NM - not meaningful

During the three months ended September 30, 2017, our net income attributable to Wynn Resorts, Limited was $79.8 million, or $0.78 per diluted share, compared to a net loss attributable to Wynn Resorts, Limited of $17.4 million, or $0.17 per diluted share, for the same period of 2016. The increase in net income attributable to Wynn Resorts, Limited was primarily the result of a full quarter of income from Wynn Palace and increased operating income from Wynn Macau and our Las Vegas Operations, partially offset by a loss on extinguishment of debt, an increase in net income attributable to noncontrolling interests and an increase in property charges and other. Our results for the three months ended September 30, 2016 include 40 days of operations of Wynn Palace.

During the nine months ended September 30, 2017, our net income attributable to Wynn Resorts, Limited was $255.5 million, an increase of $127.3 million, or 99.3% over $128.2 million for the same period of 2016, resulting in diluted earnings per share of $2.49. The increase in net income attributable to Wynn Resorts, Limited was primarily due to increased operating income from Wynn Palace, Wynn Macau and our Las Vegas Operations, partially offset by increases in interest expense, net income attributable to noncontrolling interests and the Redemption Note fair value, and losses on extinguishment of debt. The increase in interest expense results from the Company no longer capitalizing interest on Wynn Palace and a $25.6 million out-of-period adjustment recorded in the first quarter of 2016 related to capitalized interest that reduced interest expense.

Adjusted Property EBITDA increased 54.8%, or $167.5 million, to $473.0 million for the three months ended September 30, 2017, from $305.4 million for the same period of 2016, primarily as a result of increases of $112.7 million, $32.2 million and $22.6 million, from Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively.

Adjusted Property EBITDA increased 44.9%, or $412.1 million, to $1.33 billion for the nine months ended September 30, 2017, from $918.4 million for the same period of 2016, primarily as a result of increases of $311.9 million, $58.1 million and $42.1 million, from Wynn Palace, our Las Vegas Operations and Wynn Macau, respectively.

Financial results for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Our results for the three months ended September 30, 2017 reflect the operations of Wynn Palace for the full quarter versus 40 days of operations for the three months ended September 30, 2016.

Net revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Percent Change
Net revenues
Macau Operations:
Wynn Macau	$597,422	$518,094	15.3
Wynn Palace (1)	555,322	164,625	237.3
Total Macau Operations	1,152,744	682,719	68.8
Las Vegas Operations	459,587	427,103	7.6
	$1,612,331	$1,109,822	45.3
(1) Wynn Palace opened on August 22, 2016.

Net revenues increased 45.3%, or $502.5 million, to $1.61 billion for the three months ended September 30, 2017, from $1.11 billion for the same period of 2016. The increase was the result of increases of $390.7 million, $79.3 million and $32.5 million from Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Percent Change
Net revenues
Casino revenues	$1,256,602	$788,219	59.4
Non-casino revenues	355,729	321,603	10.6
	$1,612,331	$1,109,822	45.3

Casino revenues were 77.9% of total net revenues for the three months ended September 30, 2017, compared to 71.0% for the same period of 2016, while non-casino revenues were 22.1% of total net revenues, compared to 29.0% for the same period of 2016.

Casino revenues

Casino revenues increased 59.4%, or $468.4 million, to $1.26 billion for the three months ended September 30, 2017, from $788.2 million for the same period of 2016. The increase was primarily due to increases of $367.8 million and $79.3 million from Wynn Palace and Wynn Macau, respectively. The increase in casino revenues from Wynn Macau was driven by a 22.2% increase in VIP turnover and an increase in mass market table games win percentage from 18.6% to 20.2%.

Prior to the opening of Wynn Palace, the Gaming Inspection and Coordination Bureau of Macau authorized 100 new table games for operation at Wynn Palace with 25 additional table games authorized for operation on January 1, 2017, and a further 25 new table games for operation on January 1, 2018, for a total of 150 new table games in the aggregate. In addition, we have and will continue to share table games between Wynn Macau and Wynn Palace, subject to the aggregate cap, to optimize our casino operations. As of October 14, 2017, we had a total of 301 table games at Wynn Macau and 307 at Wynn Palace.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Three Months Ended September 30,
	2017	2016	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Macau:
Total casino revenues	$567,667	$488,346	$79,321	16.2
VIP:
Average number of table games	96	142	(46)	(32.4)
VIP turnover	$13,373,060	$10,941,100	$2,431,960	22.2
Table games win	$451,136	$365,047	$86,089	23.6
VIP win as a % of turnover	3.37%	3.34%	0.03
Table games win per unit per day	$51,324	$28,003	$23,321	83.3
Mass market:
Average number of table games	206	201	5	2.5
Table drop	$1,070,119	$1,105,938	$(35,819)	(3.2)
Table games win	$216,439	$205,179	$11,260	5.5
Table games win %	20.2%	18.6%	1.6
Table games win per unit per day	$11,408	$11,089	$319	2.9
Average number of slot machines	918	804	114	14.2
Slot machine handle	$864,553	$681,552	$183,001	26.9
Slot machine win	$35,522	$29,327	$6,195	21.1
Slot machine win per unit per day	$421	$396	$25	6.3

Wynn Palace (1):
Total casino revenues	$514,518	$146,708	$367,810	250.7
VIP:
Average number of table games	106	72	34	47.2
VIP turnover	$13,694,250	$4,150,448	$9,543,802	229.9
Table games win	$409,648	$120,455	$289,193	240.1
VIP win as a % of turnover	2.99%	2.90%	0.09
Table games win per unit per day	$42,015	$42,117	$(102)	(0.2)
Mass market:
Average number of table games	201	274	(73)	(26.6)
Table drop	$866,637	$275,898	$590,739	214.1
Table games win	$194,294	$51,525	$142,769	277.1
Table games win %	22.4%	18.7%	3.7
Table games win per unit per day	$10,491	$4,702	$5,789	123.1
Average number of slot machines	1,100	1,132	(32)	(2.8)
Slot machine handle	$817,543	$204,515	$613,028	299.7
Slot machine win	$41,965	$12,610	$29,355	232.8
Slot machine win per unit per day	$415	$279	$136	48.7
(1) Wynn Palace opened on August 22, 2016.

	Three Months Ended September 30,
	2017	2016	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$174,417	$153,166	$21,251	13.9
Average number of table games	237	234	3	1.3
Table drop	$496,233	$483,382	$12,851	2.7
Table games win	$132,227	$119,388	$12,839	10.8
Table games win %	26.6%	24.7%	1.9
Table games win per unit per day	$6,065	$5,552	$513	9.2
Average number of slot machines	1,849	1,890	(41)	(2.2)
Slot machine handle	$819,462	$818,719	$743	0.1
Slot machine win	$59,605	$52,460	$7,145	13.6
Slot machine win per unit per day	$350	$302	$48	15.9

Non-casino revenues

Non-casino revenues increased 10.6%, or $34.1 million, to $355.7 million for the three months ended September 30, 2017, from $321.6 million for the same period of 2016, primarily due to increases of $22.9 million and $11.2 million from Wynn Palace and our Las Vegas Operations, respectively.

Room revenues increased 14.7%, or $22.5 million, to $175.1 million for the three months ended September 30, 2017, from $152.6 million for the same period of 2016, primarily due to increases of $18.7 million and $5.9 million from Wynn Palace and our Las Vegas Operations, respectively, partially offset by a decrease of $2.1 million from Wynn Macau.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Three Months Ended September 30,
	2017	2016	Percent Change (1)
Macau Operations:
Wynn Macau:
Total room revenues (dollars in thousands)	$24,115	$26,184	(7.9)
Occupancy	97.3%	95.1%	2.2
ADR	$246	$270	(8.9)
REVPAR	$240	$257	(6.6)
Wynn Palace (2):
Total room revenues (dollars in thousands)	$32,905	$14,239	131.1
Occupancy	96.1%	70.8%	25.3
ADR	$219	$287	(23.7)
REVPAR	$211	$203	3.9

Las Vegas Operations:
Total room revenues (dollars in thousands)	$118,088	$112,185	5.3
Occupancy	91.4%	90.0%	1.4
ADR	$299	$288	3.8
REVPAR	$273	$259	5.4
(1) Except occupancy, which is presented as a percentage point change.
(2) Wynn Palace opened on August 22, 2016.

Food and beverage revenues increased 13.6%, or $22.9 million, to $190.9 million for the three months ended September 30, 2017, from $168.0 million for the same period of 2016, primarily due to increases of $14.0 million and $9.6 million from Wynn Palace and our Las Vegas Operations, respectively. The increase from our Las Vegas Operations was primarily driven by an increase in revenues at our nightclubs.

Entertainment, retail and other revenues increased 13.2%, or $12.3 million, to $105.5 million for the three months ended September 30, 2017, from $93.2 million for the same period of 2016. The increase was primarily due to increases of $12.9 million and $1.3 million from Wynn Palace and Wynn Macau, respectively, partially offset by a decrease of $1.9 million from our Las Vegas Operations.

Promotional allowances increased 25.5%, or $23.5 million, to $115.7 million for the three months ended September 30, 2017, from $92.2 million for the same period of 2016. The increase was primarily due to increases of $22.7 million and $2.3 million from Wynn Palace and our Las Vegas Operations, respectively, partially offset by a decrease of $1.5 million from Wynn Macau.

Operating expenses

Operating expenses increased 31.2%, or $322.1 million, to $1.36 billion for the three months ended September 30, 2017, from $1.03 billion for the same period of 2016, primarily due to increases in casino expenses of $294.4 million, general and administrative expenses of $34.3 million and depreciation and amortization of $31.5 million, partially offset by a decrease in pre-opening expenses of $63.9 million, all mainly related to the opening of Wynn Palace.

Casino expenses increased 58.2%, or $294.4 million, to $800.0 million for the three months ended September 30, 2017, from $505.6 million for the same period of 2016, primarily due to increases of $244.9 million and $47.2 million from Wynn Palace and Wynn Macau, respectively. The increase at Wynn Macau was driven by gaming taxes, which increased commensurate with the 16.2% increase in casino revenues, partially offset by a decrease in the cost of providing complimentaries.

Room expenses increased 9.7%, or $3.9 million, to $44.1 million for the three months ended September 30, 2017, from $40.2 million for the same period of 2016, primarily related to Wynn Palace.

Food and beverage expenses increased 3.8%, or $4.1 million, to $113.5 million for the three months ended September 30, 2017, from $109.3 million for the same period of 2016. The increase was primarily due to an increase of $3.3 million from our Las Vegas Operations driven by increased labor costs.

Entertainment, retail, and other expenses increased 10.0%, or $4.0 million, to $44.2 million for the three months ended September 30, 2017, from $40.2 million for the same period of 2016, primarily related to Wynn Palace.

General and administrative expenses increased 23.8%, or $34.3 million, to $178.5 million for the three months ended September 30, 2017, from $144.2 million for the same period of 2016, primarily related to Wynn Palace.

Provision for doubtful accounts was $1.7 million for the three months ended September 30, 2017, compared to a benefit of $2.4 million for the same period of 2016. The change was primarily due to the impact of historical collection patterns and current collection trends, as well as the specific review of customer accounts, on our estimated allowance for the respective periods.

Pre-opening expenses were $6.9 million for the three months ended September 30, 2017, compared to $70.8 million for the same period of 2016. During the three months ended September 30, 2017, we incurred pre-opening expenses of $6.5 million related to Wynn Boston Harbor and $0.3 million at our Las Vegas Operations. During the three months ended September 30, 2016, we incurred pre-opening expenses of $65.5 million related to Wynn Palace and $5.2 million related to Wynn Boston Harbor.

Depreciation and amortization increased 29.6%, or $31.5 million, to $138.0 million for the three months ended September 30, 2017, from $106.5 million for the same period of 2016. The increase was primarily due to the opening of Wynn Palace with the associated building and furniture, fixtures and equipment being placed in service.

Property charges and other was $28.3 million for the three months ended September 30, 2017, compared to $18.5 million for the same period of 2016. During the three months ended September 30, 2017, property charges and other included $19.1 million in estimated costs primarily related to property damage caused by a typhoon that impacted Macau during the quarter. During the three months ended September 30, 2016, our Las Vegas Operations incurred a $15.3 million exit fee for the right to procure energy from the wholesale energy markets instead of from the local public electric utility.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$101,402	$96,895	4.7
Capitalized interest	(5,528)	(17,226)	(67.9)
	$95,874	$79,669	20.3

Weighted average total debt balance	$9,959,989	$9,593,292
Weighted average interest rate	4.07%	4.04%

Interest cost increased $4.5 million for the three months ended September 30, 2017, compared to the same period of 2016, primarily due to an increase in our weighted average total debt balance from borrowings under the Wynn America credit facilities. Capitalized interest decreased $11.7 million for the three months ended September 30, 2017, compared to the same period of 2016, primarily due to the completion of Wynn Palace construction activities in August 2016.

Other non-operating income and expenses

We incurred losses of $41.7 million and $22.2 million for the three months ended September 30, 2017 and 2016, respectively, from the change in fair value of the Redemption Note. The change in fair value is a result of changes in certain variables used to calculate the estimated fair value. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."
Interest income was $8.4 million for the three months ended September 30, 2017, compared to $3.7 million for the three months ended September 30, 2016. During 2017 and 2016, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investment amounts were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

We incurred a loss on the extinguishment of debt of $20.8 million for the three months ended September 30, 2017. During the three months ended September 30, 2017, we completed a cash tender offer our 5 1/4% Senior Notes due 2021 (the "2021 Notes") and issued our 4 7/8% Senior Notes due 2024 (the "2024 WML Notes") and our 5 1/2% Senior Notes due 2027 (the "2027 WML Notes" and together with the 2024 WML Notes, the "WML Notes"). In connection with this refinancing, we recorded a loss on extinguishment of debt of $20.8 million. We incurred no losses on the extinguishment of debt for the same period of 2016.

We incurred a loss of $1.9 million and a gain of $0.9 million for the three months ended September 30, 2017 and 2016, respectively, from foreign currency remeasurements.

Income taxes
We recorded an income tax benefit of $0.5 million for the three months ended September 30, 2017, compared to an income tax expense of $0.1 million for the same period of 2016. These amounts primarily related to changes in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").

Net income (loss) attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $26.2 million for the three months ended September 30, 2017, compared to a net loss of $1.9 million for the same period of 2016. These amounts were primarily related to the noncontrolling interests' share of net income (loss) from WML.

Financial results for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Our results for the nine months ended September 30, 2017 reflect the operations of Wynn Palace for the full period versus 40 days of operations for the nine months ended September 30, 2016.

Net revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	Percent Change
Net revenues
Macau operations
Wynn Macau	$1,867,163	$1,765,652	5.7
Wynn Palace (1)	1,445,747	164,625	778.2
Total Macau Operations	3,312,910	1,930,277	71.6
Las Vegas Operations	1,304,362	1,235,587	5.6
	$4,617,272	$3,165,864	45.8
(1) Wynn Palace opened on August 22, 2016.

Net revenues increased 45.8%, or $1.45 billion, to $4.62 billion for the nine months ended September 30, 2017, from $3.17 billion for the same period of 2016. The increase was primarily due to increases of $1.28 billion, $101.5 million and $68.8 million from Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively.

The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	Percent Change
Net revenues
Casino revenues	$3,574,059	$2,263,608	57.9
Non-casino revenues	1,043,213	902,256	15.6
	$4,617,272	$3,165,864	45.8

Casino revenues were 77.4% of total net revenues for the nine months ended September 30, 2017, compared to 71.5% for the same period of 2016, while non-casino revenues were 22.6% of total net revenues, compared to 28.5% for the same period of 2016.

Casino revenues

Casino revenues increased 57.9%, or $1.31 billion, to $3.57 billion for the nine months ended September 30, 2017, from $2.26 billion for the same period of 2016. The increase was due to increases of $1.17 billion, $107.4 million and $33.0 million from Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively. The increase in casino revenues from Wynn Macau was driven by a 17.7% increase in VIP turnover, partially offset by a decrease in table drop of 6.1%. The increase in casino revenues from our Las Vegas Operations was primarily due to an increase in the table games win percentage of 1.9 percentage points from 24.6% to 26.5%, partially offset by a 0.9% decrease in table drop.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Macau:
Total casino revenues	$1,777,305	$1,669,871	$107,434	6.4
VIP:
Average number of table games	93	171	(78)	(45.6)
VIP turnover	$42,680,904	$36,252,239	$6,428,665	17.7
Table games win	$1,456,139	$1,214,675	$241,464	19.9
VIP win as a % of turnover	3.41%	3.35%	0.06
Table games win per unit per day	$57,095	$25,871	$31,224	120.7
Mass market:
Average number of table games	205	228	(23)	(10.1)
Table drop	$3,274,733	$3,489,272	$(214,539)	(6.1)
Table games win	$650,911	$687,876	$(36,965)	(5.4)
Table games win %	19.9%	19.7%	0.2
Table games win per unit per day	$11,637	$11,008	$629	5.7
Average number of slot machines	907	787	120	15.2
Slot machine handle	$2,589,125	$2,584,342	$4,783	0.2
Slot machine win	$113,607	$113,098	$509	0.5
Slot machine win per unit per day	$459	$524	$(65)	(12.4)

Wynn Palace (1):
Total casino revenues	$1,316,713	$146,708	$1,170,005	797.5
VIP:
Average number of table games	101	72	29	40.3
VIP turnover	$36,340,603	$4,150,448	$32,190,155	775.6
Table games win	$997,031	$120,455	$876,576	727.7
VIP win as a % of turnover	2.74%	2.90%	(0.16)
Table games win per unit per day	$36,290	$42,117	$(5,827)	(13.8)
Mass market:
Average number of table games	205	274	(69)	(25.2)
Table drop	$2,365,661	$275,898	$2,089,763	757.4
Table games win	$530,668	$51,525	$479,143	929.9
Table games win %	22.4%	18.7%	3.7
Table games win per unit per day	$9,507	$4,702	$4,805	102.2
Average number of slot machines	1,041	1,132	(91)	(8.0)
Slot machine handle	$2,132,973	$204,515	$1,928,458	942.9
Slot machine win	$110,712	$12,610	$98,102	778.0
Slot machine win per unit per day	$390	$279	$111	39.8
(1) Wynn Palace opened on August 22, 2016.

	Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$480,041	$447,030	$33,011	7.4
Average number of table games	236	236	—	—
Table drop	$1,374,167	$1,385,963	$(11,796)	(0.9)
Table games win	$364,374	$340,572	$23,802	7.0
Table games win %	26.5%	24.6%	1.9
Table games win per unit per day	$5,657	$5,264	$393	7.5
Average number of slot machines	1,864	1,888	(24)	(1.3)
Slot machine handle	$2,350,162	$2,286,559	$63,603	2.8
Slot machine win	$162,340	$150,786	$11,554	7.7
Slot machine win per unit per day	$319	$291	$28	9.6

Non-casino revenues

Non-casino revenues increased 15.6%, or $141 million, to $1.04 billion for the nine months ended September 30, 2017, from $902.3 million for the same period of 2016, primarily due to increases of $111.1 million and $35.8 million from Wynn Palace and our Las Vegas Operations, respectively, partially offset by a decrease of $5.9 million from Wynn Macau.

Room revenues increased 23.3%, or $100.5 million, to $531.6 million for the nine months ended September 30, 2017, from $431.0 million for the same period of 2016, primarily due to increases of $93.8 million and $17.3 million from Wynn Palace and our Las Vegas Operations, respectively, partially offset by a decrease of $10.6 million from Wynn Macau. The increase experienced by our Las Vegas Operations was driven by a 2.8 percentage point increase in occupancy and an ADR increase of 2.3% while the decrease from Wynn Macau was a result of an ADR decline of 15.8%, partially offset by a 3.1 percentage point increase in occupancy.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Nine Months Ended September 30,
	2017	2016	Percent Change (1)
Macau Operations:
Wynn Macau:
Total room revenues (dollars in thousands)	$75,308	$85,915	(12.3)
Occupancy	96.9%	93.8%	3.1
ADR	$256	$304	(15.8)
REVPAR	$248	$286	(13.3)
Wynn Palace (2):
Total room revenues (dollars in thousands)	$108,050	$14,239	658.8
Occupancy	96.0%	70.8%	25.2
ADR	$237	$287	(17.4)
REVPAR	$227	$203	11.8

Las Vegas Operations:
Total room revenues (dollars in thousands)	$348,200	$330,893	5.2
Occupancy	88.5%	85.7%	2.8
ADR	$305	$298	2.3
REVPAR	$270	$255	5.9
(1) Except occupancy, which is presented as a percentage point change.

(2) Wynn Palace opened on August 22, 2016.

Food and beverage revenues increased 14.7%, or $68.7 million, to $537.8 million for the nine months ended September 30, 2017, from $469.1 million for the same period of 2016, primarily due to increases of $53.9 million and $22.3 million from Wynn Palace and our Las Vegas Operations, respectively, partially offset by a decrease of $7.5 million from Wynn Macau. The increase from our Las Vegas Operations was primarily driven by an increase in revenues at our nightclubs.

Entertainment, retail and other revenues increased 20.7%, or $53.4 million, to $310.6 million for the nine months ended September 30, 2017, from $257.3 million for the same period of 2016. The increase was primarily due to an increase of $62.9 million from Wynn Palace, partially offset by decreases of $7.0 million and $2.6 million from our Las Vegas Operations and Wynn Macau, respectively.

Promotional allowances increased 32.0%, or $81.7 million, to $336.8 million for the nine months ended September 30, 2017, from $255.1 million for the same period of 2016. The increase was primarily due to an increase of $99.6 million from Wynn Palace, partially offset by decreases of $14.8 million and $3.1 million from Wynn Macau and our Las Vegas Operations, respectively. The decreases from Wynn Macau and our Las Vegas Operations were primarily a result of a greater percentage of cash paying guests in our rooms and food and beverage outlets.

Operating expenses

Operating expenses increased 38.8%, or $1.08 billion, to $3.86 billion for the nine months ended September 30, 2017, from $2.78 billion for the same period of 2016, primarily due to increases in casino expenses of $874.9 million, depreciation and amortization of $151.3 million, and general and administrative expenses of $121.5 million, partially offset by a decrease of $131.1 million in pre-opening expenses, all mainly related to the opening of Wynn Palace.

Casino expenses increased 61.2%, or $874.9 million, to $2.30 billion for the nine months ended September 30, 2017, from $1.43 billion for the same period of 2016, primarily due to increases of $811.3 million and $65.5 million from Wynn Palace and Wynn Macau, respectively. The increase at Wynn Macau was driven by gaming taxes, which increased commensurate with the 6.4% increase in casino revenues, partially offset by a decrease in the cost of providing complimentaries.

Room expenses increased 15.9%, or $18.5 million, to $134.4 million for the nine months ended September 30, 2017, from $115.9 million for the same period of 2016. The increase was primarily due to increases of $8.8 million and $9.5 million from our Las Vegas Operations and Wynn Palace, respectively, mainly attributable to expenses associated with the increase in occupancy and an increase in labor costs.

Food and beverage expenses increased 10.0%, or $29.4 million, to $323.8 million for the nine months ended September 30, 2017, from $294.5 million for the same period of 2016, primarily due to an increase of $9.0 million from our Las Vegas Operations driven by increased labor costs.

Entertainment, retail and other expenses increased 11.9%, or $13.9 million, to $130.0 million for the nine months ended September 30, 2017, from $116.1 million for the same period of 2016, primarily related to Wynn Palace.

General and administrative expenses increased 31.9%, or $121.5 million, to $502.6 million for the nine months ended September 30, 2017, from $381.2 million for the same period of 2016, primarily related to Wynn Palace.

Provision for doubtful accounts was a benefit of $4.6 million for the nine months ended September 30, 2017, compared to an expense of $0.8 million for the same period of 2016. The change was due to the collection of casino accounts receivable that resulted in the reversal of previously recorded allowance for doubtful accounts.

Pre-opening expenses were $19.4 million for the nine months ended September 30, 2017, compared to $150.5 million for the same period of 2016. During the nine months ended September 30, 2017, we incurred pre-opening expenses of $18.5 million related to Wynn Boston Harbor and $0.9 million related to our Las Vegas Operations. During the nine months ended September 30, 2016, we incurred pre-opening costs of $131.1 million related to Wynn Palace, $17.2 million related to Wynn Boston Harbor and $2.2 million at our Las Vegas Operations.

Depreciation and amortization increased 57.3%, or $151.3 million, to $415.5 million for the nine months ended September 30, 2017, from $264.2 million for the same period of 2016. The increase was primarily due to the opening of Wynn Palace with the associated building and furniture, fixtures and equipment being placed in service.

Property charges and other was $38.5 million for the nine months ended September 30, 2017, compared to $31.4 million for the same period of 2016. During the nine months ended September 30, 2017, property charges and other included $19.1 million in estimated costs primarily related to property damage caused by a typhoon that impacted Macau during the third quarter of 2017 and charges incurred from our Las Vegas Operations related to miscellaneous renovations and abandonments. During the nine months ended September 30, 2016, our Las Vegas Operations incurred a $15.3 million exit fee for the right to leave the public electric utility and $9.0 million in asset abandonment charges associated with the current construction of additional retail space. The majority of the remaining expenses for the nine months ended September 30, 2016 were due to losses from the sale of assets and asset abandonment charges at Wynn Macau and our Las Vegas Operations.
Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$303,509	$286,126	6.1
Capitalized interest	(11,634)	(92,428)	(87.4)
	$291,875	$193,698	50.7

Weighted average total debt balance	10,047,355	9,515,177
Weighted average interest rate	4.02%	4.00%

Interest cost increased $17.4 million for the nine months ended September 30, 2017, compared to the same period of 2016, primarily due to an increase in our weighted average total debt balance from borrowings under the Wynn America credit facilities. Capitalized interest decreased $80.8 million for the nine months ended September 30, 2017, compared to the same period of 2016, primarily due to the completion of Wynn Palace construction activities in August 2016 and a $25.6 million out-of-period adjustment recorded in the first quarter of 2016. During the first quarter of 2016, we corrected immaterial amounts of additional interest that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014.

Other non-operating income and expenses

We incurred losses of $70.0 million and $19.2 million for the nine months ended September 30, 2017 and 2016, respectively, from the change in the fair value of the Redemption Note. The change in fair value is a result of changes in certain variables used to calculate the estimated fair value. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."

Interest income was $22.0 million for the nine months ended September 30, 2017, compared to $9.9 million for the same period of 2016. During 2017 and 2016, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investment amounts were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

We incurred losses on the extinguishment of debt of $43.1 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we completed a cash tender offer and subsequent redemption of our 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes") and issued our 5 1/4% Senior Notes due 2027 (the "2027 WLV Notes"). We also completed a cash tender offer for our 2021 Notes and issued our WML Notes. In connection with each of these transactions, we recorded a loss on extinguishment of debt of $20.8 million for a total of $41.6 million. Finally, in connection with an amendment of our Wynn America credit facilities, we recorded a loss on extinguishment of debt of $1.5 million. We incurred no losses from the extinguishment of debt for the same period of 2016.

We incurred losses of $19.8 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively, from foreign currency remeasurements. The losses were primarily due to the impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities.

Income taxes

We recorded income tax expense of $5.0 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively. These amounts are primarily related to changes in the domestic valuation allowance for FTCs.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $89.8 million for the nine months ended September 30, 2017, compared to $47.7 million for the same period of 2016. These amounts were primarily related to the noncontrolling interests' share of net income from WML.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income (loss) before interest, taxes, depreciation and amortization, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, loss on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 15 "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income attributable to Wynn Resorts, Limited.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Wynn Macau	$183,219	$151,009	$574,723	$532,643
Wynn Palace	$138,228	$25,547	$337,487	$25,547
Las Vegas Operations	$151,509	$128,879	$418,296	$360,193

Adjusted Property EBITDA at Wynn Macau increased 21.3% and 7.9% for the three and nine months ended September 30, 2017, respectively, compared to the same period of 2016, primarily due to improved VIP operations driven by year-over-year increases in VIP turnover.

Adjusted Property EBITDA at Wynn Palace was $138.2 million and $337.5 million for the three and nine months ended September 30, 2017, respectively, compared to $25.5 million for the three and nine months ended September 30, 2016. Although the ramp up of Wynn Palace continues to be impacted by construction surrounding the property, we experienced business volume increases in both VIP and mass market operations when compared to the three months ended June 30, 2017 and March 31, 2017. VIP turnover increased 18.0% and 24.0% for the three months ended September 30, 2017, compared to the three months ended June 30, 2017 and March 31, 2017, respectively. Table drop increased 18.9% and 12.5% for the three months ended September 30, 2017, compared to the three months ended June 30, 2017 and March 31, 2017, respectively.

Adjusted Property EBITDA at our Las Vegas Operations increased 17.6% and 16.1% for the three and nine months ended September 30, 2017, respectively, compared to the same period of 2016. The increases in Adjusted Property EBITDA were primarily due to improved casino operations and food and beverage operations.

Refer to the discussion above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Operating Activities

Our operating cash flows primarily consist of our operating income generated by our Macau and Las Vegas Operations (excluding depreciation and amortization and other non-cash charges), interest paid and earned, and changes in working capital accounts, such as receivables, inventories, prepaid expenses and payables. Our table games play both in Macau and Las Vegas is a mix of cash and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers that gamble on credit. The ability to collect these gaming receivables may impact our operating cash flows for the period. Our rooms, food and beverage, and entertainment, retail and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivable.

Net cash provided by operations for the nine months ended September 30, 2017 was $1.28 billion, compared to $680.8 million for the same period of 2016. The increase was primarily due to the operations of Wynn Palace, which generated $311.9 million of additional Adjusted Property EBITDA, and a $196.0 million increase in customer deposits received.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $663.2 million, compared to $1.02 billion for the same period of 2016 and was primarily attributable to capital expenditures, net of construction payables and retention. Capital expenditures, net of construction payables and retention, of $650.3 million for the nine months ended September 30, 2017, were primarily for Wynn Boston Harbor and capital expenditures, net of construction payables and retention, of $954.7 million for the nine months ended September 30, 2016, were primarily for Wynn Palace.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 was $128.0 million, compared to $234.4 million for the same the period of 2016. During the nine months ended September 30, 2017, we used cash of $2.42 billion for the repayment of long-term debt and $270.1 million for the payment of dividends. Our repayments consisted of $946.4 million to redeem our 2021 Notes and $900.0 million to redeem our 2022 Notes, $380.3 million for repayment of borrowings under our Wynn Macau credit facilities and $189.6 million for repayment of borrowings under our WML Finance Credit Facility (defined below). These uses of cash were partially offset by proceeds of $1.35 billion from the issuance of the WML Notes and $900.0 million from the issuance of our 2027 WLV Notes, $180.0 million in proceeds from borrowings under our Wynn Macau Credit Facilities and $189.9 million of cash released from restriction as collateral associated with our WML Finance Credit Facility. During the nine months ended September 30, 2016, we used cash of $263.7 million for the payment of dividends, $240.4 million for the repayment of borrowings under our Wynn Macau credit facilities and $200.8 million was restricted as collateral associated with our WML Finance revolving credit facility. These uses were partially offset by $505.5 million of proceeds provided from borrowings under our credit facilities.

Capital Resources

As of September 30, 2017, we had $2.94 billion of cash and cash equivalents and $320.2 million of available-for-sale investments in domestic and foreign debt securities and commercial paper. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with original maturities of less than 90 days. Of these amounts, WML and its subsidiaries (of which we own approximately 72%) held $755.2 million in cash. If our portion of this cash was repatriated to the U.S. on September 30, 2017, it would be subject to minimal U.S. taxes in the year of repatriation. Wynn America, LLC and Wynn Las Vegas, LLC held cash balances of $323.4 million and $231.7 million, respectively. Wynn Resorts, Limited (including its subsidiaries other than WML, Wynn America, LLC and Wynn Las Vegas, LLC), which is not a guarantor of the debt of its subsidiaries, held $1.63 billion of cash and cash equivalents and $320.2 million of available-for-sale investments.

The Wynn Macau credit facilities consist of a $2.30 billion equivalent fully funded senior secured term loan facility and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Credit Facilities"). Borrowings under the Wynn Macau Credit Facilities consist of both United States dollar and Hong Kong dollar tranches and were used to refinance Wynn Resorts (Macau) S.A.'s ("Wynn Macau SA") existing indebtedness and fund the construction and development of Wynn Palace and will be used for general corporate purposes. As of September 30, 2017, we had $608.6 million of available borrowing capacity under the senior secured revolving credit facility.

The Wynn America credit facilities consist of a $875 million fully funded senior secured term loan facility ("WA Senior Term Loan Facility I"), a $125 million fully funded senior term loan facility (the "WA Senior Term Loan Facility II") and a $375 million senior secured revolving credit facility ("WA Senior Revolving Credit Facility", collectively, the "Wynn America Credit Facilities"). Borrowings under the Wynn America Credit Facilities have been and will be used to fund the development, construction and pre-opening expenses of Wynn Boston Harbor and for general corporate purposes. As of September 30, 2017, we had available borrowing capacity of $358.0 million, net of $17.0 million in outstanding letters of credit, under the WA Senior Revolving Credit Facility.

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
The WML Finance I, Limited credit facility consists of a HK$3.87 billion (approximately $495.5 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility"). Borrowings under the WML Finance Credit Facility are in Hong Kong dollars and are used for working capital requirements and general corporate purposes. As of September 30, 2017, we had no borrowings under the WML Finance Credit Facility.

In September 2017, WML completed a cash tender offer for a portion of the $1.35 billion 2021 Notes. In October 2017, WML used $403.6 million to redeem the remaining principal amount of the untendered 2021 Notes. In connection with this transaction, we issued $1.35 billion in aggregate of senior notes, consisting of $600 million principal amount of 2024 WML Notes and $750 million principal amount of 2027 WML Notes, and used the net proceeds to fund the majority of the cost of extinguishing the 2021 Notes.

During the second quarter of 2017, we completed a cash tender offer and subsequent redemption of the $900 million 2022 Notes. In connection with this transaction, we issued $900 million 2027 WLV Notes and used the net proceeds to fund the majority of the cost of extinguishing the 2022 Notes.

The issuance of the 2024 WML Notes, 2027 WML Notes and 2027 WLV Notes extended our scheduled maturities of long-term debt.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives, except for interest rate swaps and foreign currency forward contracts. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of September 30, 2017, we had outstanding letters of credit totaling $17.0 million.

Contractual Obligations and Commitments

During the nine months ended September 30, 2017, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016, other than the increase of $1.32 billion to our future construction contracts and commitments based on the agreement entered into by Wynn MA, LLC on April 28, 2017 concerning the construction of Wynn Boston Harbor. We expect to open Wynn Boston Harbor in mid-2019. For further information on the agreement, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 14 "Commitments and Contingencies."

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

The Company's Board of Directors has authorized an equity repurchase program. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of September 30, 2017, we had $1.0 billion in repurchase authority under the program.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to these policies for the nine months ended September 30, 2017.

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

Interest Rate Swap Information

We have in the past entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measured the fair value of our interest rate swaps on a recurring basis. Changes in the fair values of our interest rate swaps for each reporting period were recognized as a change in interest rate swap fair value in our Condensed Consolidated Statements of Operations, as the swaps did not qualify for hedge accounting.

We had three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under our Wynn Macau Credit Facilities. These interest rate swap agreements matured in July 2017.

Interest Rate Sensitivity

As of September 30, 2017, approximately 66.5% of our long-term debt was based on fixed rates. Based on our borrowings as of September 30, 2017, an assumed 100 basis point change in the variable rates would cause our annual interest cost to change by $34.4 million.

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

We expect most of the revenues and expenses for any casino that we operate in Macau will be in Hong Kong dollars or Macau patacas. For any U.S. dollar-denominated debt or other obligations incurred by our Macau-related entities, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on our results of operations, financial condition and ability to service debt. Based on our balances as of September 30, 2017, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $27.2 million.

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

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to those risk factors during the nine months ended September 30, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the third quarter of 2017, we had no repurchases of our common stock.

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
*10.1
Joinder Agreement, dated as of August 9, 2017, by Wynn Las Vegas, LLC and Wynn Sunrise, LLC as guarantors, to the Credit Agreement, dated as of November 14, 2014, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time.

*10.2
Joinder Agreement, dated as of August 9, 2017, by Wynn Las Vegas, LLC and Wynn Sunrise, LLC, as pledgors, and Deutsche Bank AG New York Branch, as collateral agent, to the Security Agreement, dated as of November 20, 2014.

*10.3	Indenture, dated September 20, 2017, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, relating to senior notes due 2024.
*10.4	Indenture, dated September 20, 2017, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, relating to senior notes due 2027.
*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on November 8, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statement of Stockholders' Equity as of September 30, 2017, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements.

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

WYNN RESORTS, LIMITED

Dated: November 8, 2017	By:	/s/ Craig S. Billings
Craig S. Billings
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

