Form 10-K
period 2017-12-31
WYNN RESORTS LTD
filed 2018-02-28
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates based on the closing price as reported on the Nasdaq Global Select Market on June 30, 2017 was approximately $10.74 billion.
As of February 15, 2018, 103,017,861 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Overview

Wynn Resorts, Limited ("Wynn Resorts," or together with its subsidiaries, "we" or the "Company") is a leading developer, owner and operator of destination casino resorts (integrated resorts) that integrate hotel accommodations and a wide range of amenities, including fine dining outlets, premium retail offerings, distinctive entertainment theaters and large meeting complexes.

We currently own approximately 72% of Wynn Macau, Limited ("WML") and operate two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Macau and Wynn Palace (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas, which we also refer to as our Las Vegas Operations. We are also currently constructing Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston, which we expect to open in mid-2019.

On February 6, 2018, our founder, Stephen A. Wynn ("Mr. Wynn"), resigned as Chief Executive Officer ("CEO") and Chairman of the Board of Directors after allegations of inappropriate personal conduct by Mr. Wynn in the workplace were reported in a January 26, 2018 Wall Street Journal article. In light of the article, on January 26, 2018, the Company's Board of Directors formed a Special Committee comprised solely of independent directors to investigate the allegations against Mr. Wynn. On February 12, 2018, the Special Committee announced that its review was expanded to include a comprehensive review of the Company's internal policies and procedures with the goal of employing best practices to maintain a safe and respectful workplace for all employees. The Board of Directors also announced that its Nominating and Corporate Governance Committee is commencing a process to add additional directors to strengthen the composition, skills and experience of the Board of Directors. The Nevada Gaming Control Board (the "NGCB") and the Massachusetts Gaming Commission (the "MGC") have also commenced investigations into the foregoing matters, including suitability with respect to the Company and its licensees. The Company is cooperating with these regulatory reviews. In addition, the Macau Gaming Inspection and Coordination Bureau (the "DICJ") is monitoring and reviewing the situation, and the Company is cooperating. As addressed in this annual report on Form 10-K (this "Form 10-K"), these events create a number of risks and uncertainties that could materially adversely affect the Company's business and prospects. For more information, see Item 1—"Business—Our Strategy," Item 1—"Business — Regulation and Licensing," Item 1A—"Risk Factors," Item 3—"Legal Proceedings," and Item 8—"Financial Statements and Supplementary Data," Note 7, "Long-Term Debt," Note 8, "Related Party Transactions," and Note 14, "Commitments and Contingencies—Litigation."

We present the operating results of our three resorts in the following segments: Wynn Macau, Wynn Palace, and Las Vegas Operations. For more information on our segments, see Item 8—"Financial Statements and Supplementary Data," Note 15, "Segment Information."

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

Wynn Macau features the following as of February 15, 2018:

•	Approximately 273,000 square feet of casino space, offering 24-hour gaming and a full range of games with 316 table games and 988 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	Eight food and beverage outlets;

•	Approximately 59,000 square feet of high-end, brand-name retail space;

•	Approximately 31,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	A rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "prosperity tree" and "dragon of fortune" attractions.

Wynn Palace features the following as of February 15, 2018:

•	Approximately 420,000 square feet of casino space, offering 24-hour gaming and a full range of games with 323 table games and 1,115 slot machines, private gaming salons and sky casinos;

•	A luxury hotel tower with a total of 1,706 guest rooms, suites and villas;

•	11 food and beverage outlets;

•	Approximately 106,000 square feet of high-end, brand-name retail space;

•	Approximately 37,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including a gondola ride, health club, spa, salon and pool; and

•	Public attractions including a performance lake and floral art displays.

In response to our evaluation of our Macau Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to these resorts.

Las Vegas Operations

We opened Wynn Las Vegas on April 28, 2005 and Encore, an expansion of Wynn Las Vegas, on December 22, 2008. Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking and an office building, and approximately five acres adjacent to the golf course land upon which an office building is located.

Wynn Las Vegas features the following as of February 15, 2018:

•
Approximately 192,000 square feet of casino space, offering 24-hour gaming and a full range of games with 247 table games and 1,829 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	33 food and beverage outlets;

•	Approximately 110,000 square feet of high-end, brand-name retail space (of which, 103,000 square feet is owned and operated under a joint venture of which we own 50.1%);

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	Recreation and leisure facilities, including swimming pools, private cabanas, two full service spas and salons, and a wedding chapel; and

•	A specially designed theater presenting "Le Rêve—The Dream," a water-based theatrical production and a theater presenting entertainment productions and various headliner entertainment acts.

In December 2016, we entered into a joint venture arrangement (the "Retail Joint Venture") with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space. In November 2017, we contributed approximately 74,000 square feet of additional retail space to the Retail Joint Venture, the majority of which is currently under construction at Wynn Las Vegas. We expect to open the additional retail space in the second half of 2018. For more information on the Retail Joint Venture, see Item 8—"Financial Statements and Supplementary Data," Note 3, "Retail Joint Venture."

In response to our evaluation of our Las Vegas Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort.

Construction and Development Opportunities

We are currently constructing Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.5 billion. As of December 31, 2017, we have incurred approximately $1.13 billion in total project costs. We expect to open Wynn Boston Harbor in mid-2019.

We have begun site preparation and pre-construction activities for the redevelopment of the land previously occupied by the Wynn Las Vegas golf course, which we closed in the fourth quarter of 2017. Phase 1 of the project is expected to include a lagoon and additional meeting and convention space. Based on current designs, we estimate the total project budget for Phase 1 to be approximately $500 million and we expect to open Phase 1 in the first half of 2020.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide.

Our Strategy

We believe that Wynn Resorts is the world's preeminent designer, developer, and operator of integrated resorts. The Company's integrated resort business model, pioneered by Mr. Wynn, integrates luxury hotel rooms, high-end retail, an array of dining and entertainment options, meeting space, and gaming, all supported by superior levels of customer service. We believe that our resorts and management continue to benefit from our extensive design and operational experience across numerous gaming jurisdictions, providing a distinct advantage over other gaming enterprises.

Wynn Resorts and its experienced management team have a demonstrated track record in developing and operating successful integrated resort projects around the world. In addition, we have a design, development and construction subsidiary, in which senior management has significant experience across all major construction disciplines.

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

Our integrated resorts are conceptualized, designed, built and operated in major metropolitan markets to service all customers with an emphasis on providing superior levels of premium customer service. In Las Vegas and Macau, we have been successful in attracting not only a wide range of domestic guests, but also extending our customer market areas into international markets. We leverage our international marketing team across branch offices located in Hong Kong SAR, Singapore, Japan, Taiwan and Canada to attract international customers.

Reflecting our commitment to customer service globally, the Company has received the following recognition:

•	Collectively, Wynn Resorts earned more Five-Star awards than any other independent hotel company in the world in the official 2018 Forbes Travel Guide Star Rating list.

•	Wynn Palace has earned a coveted Five-Star triple crown for its hotel, spa and Sushi Mizumi restaurant on the 2018 Forbes Travel Guide Star Rating list.

•	Wynn Palace is the first and only resort in the world with more than one thousand rooms to receive Five Stars.

•	Wynn Macau continues to be the only resort in the world with eight Forbes Travel Guide Five-Star awards.

•	Wynn Resorts owns two of the largest Forbes Five-Star hotels in the United States: Wynn Tower Suites (Las Vegas) and Encore Tower Suites (Las Vegas).

•	Wynn Resorts was once again honored as the highest ranking casino resort on FORTUNE Magazine's 2018 World's Most Admired Companies list in the hotel, casino and resort category.

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

Macau

Macau is governed as a special administrative region of China and is located approximately 37 miles southwest of, and approximately one hour away via ferry from, Hong Kong. Macau, which has been a casino destination for more than 50 years, consists principally of a peninsula on mainland China and two neighboring islands, Taipa and Coloane, between which the Cotai area is located. In 2002, the government of Macau ended a 40-year monopoly on the conduct of gaming operations by conducting a competitive process that resulted in the issuance of gaming concessions to three concessionaires (including Wynn Resorts (Macau) S.A., ("Wynn Macau SA")) who in turn were permitted, subject to the approval of the government of Macau, to each grant one subconcession, resulting in a total of six gaming concessionaires and subconcessionaires. In addition to Wynn Macau SA, each of Sociedade de Jogos de Macau ("SJM") and Galaxy Entertainment Group Limited ("Galaxy") are primary concessionaires with Sands China Ltd. ("Sands"), Melco International Development Limited ("Melco") and MGM China Holdings Limited ("MGM China") operating under subconcessions. There is no limit to the number of casinos each concessionaire or subconcessionaire is permitted to operate, but each facility is subject to government approval. Currently, there are 41 casinos operating in Macau.

We believe that the Macau region hosts one of the world's largest concentrations of potential gaming customers. Since the introduction of new casinos starting in 2004, the Macau market has experienced a significant increase in annual gaming revenue and has become the largest gaming market in the world. According to Macau Statistical Information, annual gaming revenues have grown from $2.9 billion in 2002 to $33.1 billion in 2017.

Macau's gaming market is primarily dependent on tourists. Gaming customers traveling to Macau typically come from nearby destinations in Asia. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, approximately 90% of the visitors to Macau in 2017 came from mainland China, Hong Kong, and Taiwan. Travel to Macau by citizens of mainland China requires a visa.

Government statistics show an increase of 5.4% in Macau tourist arrivals in 2017 compared to 2016, from 31 million to 33 million, which contributed to an increase in annual gaming revenues in Macau from $27.9 billion in 2016 to $33.1 billion in 2017.

The Macau market has experienced tremendous growth in capacity since the opening of Wynn Macau in 2006. As of December 31, 2017, there were 37,100 hotel rooms, 6,419 table games and 15,622 slot machines in Macau, compared to 12,978 hotel rooms, 2,762 table games and 6,546 slot machines as of December 31, 2006. During 2016, we contributed to the new capacity in the market, with the opening of Wynn Palace in the Cotai area. Several of the current concessionaires and subconcessionaires also opened additional facilities during 2016 and 2017 in the Cotai area and will open additional facilities over the next few years, which will further increase other gaming and non-gaming offerings in the Macau market.

Our Macau Operations face competition primarily from the 39 other casinos located throughout Macau in addition to casinos located throughout the world, including Singapore, Philippines, Malaysia, Australia, Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. If current efforts to legalize gaming in other Asian countries, such as Japan, are successful, our Macau Operations will face additional competition.

Las Vegas

Las Vegas is the largest gaming market in the United States. During 2017, the economic environment in the gaming and hotel markets improved in Las Vegas, with Las Vegas Strip gaming revenues increasing to $6.5 billion from $6.4 billion in 2016, despite a slight decline in visitation of 1.7%, which was largely driven by renovation projects at a number of properties, decreasing hotel room inventory. During 2017, the average daily room rate and revenue per available room increased 2.9% and 2.1%, respectively, and were partially offset by a 0.5% decrease in occupancy.

Wynn Las Vegas is located on the Las Vegas Strip and competes with other high-quality resorts and hotel casinos in Las Vegas. Wynn Las Vegas also competes, to some extent, with other casino resorts throughout the United States and elsewhere in the world.

Geographic Data

Geographic data, which aligns with our segment presentation, is reported in Item 8—"Financial Statements and Supplementary Data," Note 15, "Segment Information." Additional financial data about our geographic operations is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Regulation and Licensing

On February 6, 2018, Mr. Wynn resigned as CEO and Chairman of the Board of Directors after allegations of inappropriate personal conduct by Mr. Wynn in the workplace were reported in a January 26, 2018 Wall Street Journal article. In light of the article, on January 26, 2018, the Company's Board of Directors formed a Special Committee comprised solely of independent directors to investigate the allegations against Mr. Wynn. On February 12, 2018, the Special Committee announced that its review was expanded to include a comprehensive review of the Company's internal policies and procedures with the goal of employing best practices to maintain a safe and respectful workplace for all employees. The Board of Directors also announced that its Nominating and Corporate Governance Committee is commencing a process to add additional directors to strengthen the composition, skills and experience of the Board of Directors. The NGCB and the MGC have also commenced investigations into the foregoing matters, including suitability with respect to the Company and its licensees. The Company is cooperating with these regulatory reviews. In addition, the DICJ is monitoring and reviewing the situation, and the Company is cooperating. As discussed further below, each of these regulatory authorities has extensive power to license and oversee the operations of our casino resorts.

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

Wynn Macau SA was also obligated to obtain, and did obtain, a 700.0 million Macau pataca (approximately $87.0 million) bank guarantee from Banco National Ultramarino, S.A. ("BNU") that was effective until March 31, 2007. The amount of this guarantee was reduced to 300 million Macau patacas (approximately $37.3 million) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. This guarantee, which is for the benefit of the Macau government, assures Wynn Macau SA's performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. Wynn Macau SA is obligated, upon demand by BNU, to promptly repay any claim made on the guarantee by the Macau government. BNU is currently paid an annual fee by Wynn Macau SA for the guarantee of approximately 2.3 million patacas (approximately $0.3 million).

Effective June 24, 2017, the government of Macau may redeem the concession and in such event, Wynn Macau SA will be entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of gaming and non-gaming revenue generated during the tax year prior to the redemption multiplied by the remaining years before expiration of the concession.

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

The Macau government has publicly commented that it is studying the process by which gaming concessions and subconcessions will be renewed. Our gaming concession ends in 2022 along with Galaxy's, Sands' and Melco's concessions. SJM's and MGM China's concessions will end in 2020.

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

Under Macau law, licensed gaming promoters must identify outside contractors who assist them in their promotion activities, and these contractors are subject to approval of the Macau government. Changes in the management structure of business entity gaming promoters' licensees must be reported to the Macau government and any transfer or the encumbering of interests in such licensees is ineffective without prior government approval. To conduct gaming promotion activities, licensees must be registered with one or more concessionaires and must have written contracts with such concessionaires, copies of which must be submitted to the Macau government.

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

Nevada

Introduction. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made thereunder, as well as to various local ordinances. Our Las Vegas Operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("NGC"), the NGCB and the Clark County Liquor and Gaming Licensing Board ("CCLGLB"), which we refer to herein collectively as the "Nevada Gaming Authorities."

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

Owner and Operator Licensing Requirements. Our subsidiary, Wynn Las Vegas, LLC, the owner and operator of Wynn Las Vegas, has been approved by the Nevada Gaming Authorities as a limited liability company licensee, which includes approval to conduct casino gaming operations, including a race book and sports pool, pari-mutuel wagering and the operation of gaming salons. These gaming licenses are not transferable.

Company Registration Requirements. Wynn Resorts was found suitable by the NGC to own the equity interests of Wynn Resorts Holdings, LLC ("Wynn Resorts Holdings"), a wholly owned subsidiary of Wynn Resorts, and to be registered by the NGC as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Wynn Resorts Holdings was found suitable by the NGC to own the equity interests of Wynn America, LLC ("Wynn America") and to be registered by the NGC as an intermediary company. Wynn America was found suitable by the NGC to own the equity interests of Wynn Las Vegas Holdings, LLC and to be registered by the NGC as an intermediary company. Wynn Las Vegas Holdings, LLC was found suitable by the NGC to own the equity interests of Wynn Las Vegas, LLC and to be registered by the NGC as an intermediary company. Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. are co-issuers of the debt securities. Wynn Las Vegas Capital Corp. was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

Periodically, we are required to submit detailed financial and operating reports to the NGC and provide any other information that the NGC may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, and/or approved by, the NGC.

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

Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, Wynn Resorts redeemed and canceled Aruze USA, Inc.'s ("Aruze") 24,549,222 shares of Wynn Resorts' common stock. Pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Price Promissory Note (the "Redemption Note") to Aruze in redemption of the shares. Aruze, Universal Entertainment Corporation and Mr. Kazuo Okada (collectively, the "Okada Parties") have challenged the redemption of Aruze's shares and the Company is currently involved in litigation with those parties as well as related stockholder derivative litigation. See Item 1A—"Risk Factors" and Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies."

Consequences of Violating Gaming Laws. If the NGC determines that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the NGC, at the discretion of the NGC. Further, the NGC could appoint a supervisor to operate our Las Vegas Operations and, under specified circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. The limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Requirements for Voting or Nonvoting Securities Holders. Regardless of the number of shares held, any beneficial owner of Wynn Resorts' voting or nonvoting securities may be required to file an application, be investigated and have that person's suitability as a beneficial owner of voting securities determined if the NGC has reason to believe that the ownership would be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of the voting or nonvoting securities of Wynn Resorts who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the NGC. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company's voting securities to apply to the NGC for a finding of suitability within 30 days after the Chairman of the NGCB mails the written notice requiring such filing. However, an "institutional investor," as defined in the Nevada Gaming Control Act, which beneficially owns more than 10% but not more than 11% of a registered company's voting securities as a result of a stock repurchase by the registered company may not be required to file such an application. Further, an institutional investor which acquires more than 10%, but not more than 25%, of a registered company's voting securities may apply to the NGC for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of a registered company's voting securities and maintain its waiver where the additional ownership results from a stock repurchase by the registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the NGC finds to be inconsistent with holding the registered company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

•	other activities that the NGC may determine to be consistent with such investment intent.

The articles of incorporation of Wynn Resorts include provisions intended to assist its implementation of the above restrictions.

Wynn Resorts is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We are required to provide maximum assistance in determining the identity of the beneficial owner of any of Wynn Resorts' voting securities. The NGC has the power to require the stock certificates of any registered company to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act. The certificates representing shares of Wynn Resorts' common stock note that the shares are subject to a right of redemption and other restrictions set forth in Wynn Resorts' articles of incorporation and bylaws and that the shares are, or may become, subject to restrictions imposed by applicable gaming laws.

Consequences of Being Found Unsuitable. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the NGC or by the Chairman of the NGCB, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the NGC may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with us, we:

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

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the NGC may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

Gaming Laws Relating to Debt Securities Ownership. The NGC may, in its discretion, require the owner of any debt or similar securities of a registered company, to file applications, be investigated and be found suitable to own the debt or other securities of the registered company if the NGC has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the NGC decides that a person is unsuitable to own the securities, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the NGC, it

•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

Approval of Public Offerings. Wynn Resorts may not make a public offering (debt or equity) without the prior approval of the NGC if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 17, 2016, the NGC granted Wynn Resorts prior approval, subject to certain conditions, to make public offerings for a period of three years (the "Shelf Approval"). The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the NGCB.

Approval of Changes in Control. A registered company must obtain the prior approval of the NGC with respect to a change in control through merger; consolidation; stock or asset acquisitions; management or consulting agreements; or any act or conduct by a person by which the person obtains control of the registered company.

Entities seeking to acquire control of a registered company must satisfy the NGCB and NGC with respect to a variety of stringent standards before assuming control of the registered company. The NGC may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Approval of Defensive Tactics. The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees or affecting registered companies that are affiliated with the operations of Nevada gaming licensees may be harmful to stable and productive corporate gaming. The NGC has established a regulatory scheme to reduce the potential adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy in order to:

•	assure the financial stability of corporate gaming licensees and their affiliated companies;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the NGC before a registered company can make exceptional repurchases of voting securities above its current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company's board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes. License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon a percentage of the gross revenue received; the number of gaming devices operated; or the number of table games operated. A live entertainment tax also is imposed on admission charges where live entertainment is furnished.

Foreign Gaming Investigations. Any person who is licensed, required to be licensed, registered, required to be registered in Nevada, or is under common control with such persons (collectively, "licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the NGCB, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the NGCB of the licensee's or registrant's participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the NGC. Licensees and registrants are required to comply with the foreign gaming reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the NGC if it:

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

Licenses for Conduct of Gaming and Sale of Alcoholic Beverages. The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas are subject to licensing, control and regulation by the CCLGLB, which has granted Wynn Las Vegas, LLC licenses for such purposes. In addition to approving Wynn Las Vegas, LLC, the CCLGLB has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. Certain of our officers, directors and key employees have been or may be required to file applications with the CCLGLB. Clark County gaming and liquor licenses are not transferable. The County has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact on our operations.

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

The Gaming Act also called for the creation of a five-member independent body, the MGC, to oversee the implementation and licensing process, as well as regulate the operation of gaming facilities. The MGC is in the process of promulgating detailed regulations to govern the operations of the resort casinos and the slot parlor facility.

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

Other Regulations

In addition to gaming regulations, we are subject to extensive local, state, federal and foreign laws and regulations in the jurisdictions in which we operate. These include, but are not limited to, laws and regulations relating to alcoholic beverages, environmental matters, employment and immigration, currency and other transactions, taxation, zoning and building codes, marketing and advertising, lending, debt collection, privacy, telemarketing, money laundering, laws and regulations administered by the Office of Foreign Assets Control, and anti-bribery laws, including the Foreign Corrupt Practices Act (the "FCPA"). Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our business and operating results.

Seasonality

We may experience fluctuations in revenues and cash flows from month to month; however, we do not believe that our business is materially impacted by seasonality.

Employees

As of December 31, 2017, we had approximately 25,200 employees (including approximately 13,100 in Macau and 12,100 in the United States).

Our collective bargaining agreement with the Culinary and Bartenders Union, which covers approximately 5,600 employees at Wynn Las Vegas, expires July 2021. Our collective bargaining agreement with the Transportation Workers Union, which covers approximately 430 of our table games dealers at Wynn Las Vegas, expires November 2020. Certain other unions may seek to organize the workers of our resorts.

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

On August 6, 2004, we entered into agreements with Mr. Wynn that confirm and clarify our rights to use the "Wynn" surname and Mr. Wynn's persona in connection with our casino resorts. Under the parties' Surname Rights Agreement, Mr. Wynn granted us our exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the "Wynn" surname for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Pursuant to a separation agreement, dated as of February 15, 2018, by and between Mr. Wynn and the Company, if the Company ceases to use the "Wynn" surname and trademark, the Company will assign all of its right, title, and interest in the "Wynn" trademark to Mr. Wynn and terminate the Surname Rights Agreement. Under the parties' Rights of Publicity License, Mr. Wynn granted us the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to our affiliates, until October 24, 2017.

We have also registered various domain names with various domain registrars around the world. Our domain registrations extend to various foreign jurisdictions such as ".com.cn" and ".com.hk." We pursue domain related infringement on a case by case basis depending on the infringing domain in question. The information found on these websites is not a part of this Annual Report on Form 10-K or any other report we file or furnish to the SEC.

For more information regarding the Company's intellectual property matters, see Item 1A—"Risk Factors."

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—"Risk Factors" and other factors we describe from time to time in our periodic filings with the SEC, such as:

•	controversy, regulatory action, litigation and investigations related to Stephen A. Wynn and his separation from the Company;

•	extensive regulation of our business (including the Chinese government's ongoing anti-corruption campaign) and the cost of compliance or failure to comply with applicable laws and regulations;

•	pending or future legal proceedings, regulatory or enforcement actions or probity investigations (including those related to the former Chairman and CEO of the Company);

•	our ability to maintain our gaming licenses and concessions;

•	our dependence on key employees;

•	general global political and economic conditions, in the U.S. and China, which may impact levels of travel, leisure and consumer spending;

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•
the impact on the travel and leisure industry from factors such as an outbreak of an infectious disease, extreme weather patterns or natural disasters, military conflicts and any future security alerts and/or terrorist attacks;

•	doing business in foreign locations such as Macau;

•	our ability to maintain our customer relationships and collect and enforce gaming receivables;

•	our relationships with Macau gaming promoters;

•	outcome of the litigation with Mr. Okada and his affiliates;

•	our dependence on a limited number of resorts and locations for all of our cash flow and our subsidiaries' ability to pay us dividends and distributions;

•	competition in the casino/hotel and resort industries and actions taken by our competitors, including new development and construction activities of competitors;

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

•	legalization of gaming in other jurisdictions;

•	any violations by us of the anti-money laundering laws or Foreign Corrupt Practices Act;

•	changes in gaming laws or regulations;

•	changes in federal, foreign, or state tax laws or the administration of such laws;

•	potential violations of law by Mr. Kazuo Okada, a former stockholder of ours;

•	changes in the valuation of the promissory note we issued in connection with the redemption of Mr. Okada's shares;

•	continued compliance with all provisions in our debt agreements;

•	conditions precedent to funding under our credit facilities;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	cybersecurity risk, including misappropriation of customer information or other breaches of information security;

•	our ability to protect our intellectual property rights; and

•	our current and future insurance coverage levels.

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

Risks Related to our Business

The controversy, regulatory action, litigation and investigations related to Stephen A. Wynn and his separation from the Company could significantly harm our business.
On February 6, 2018, Mr. Wynn resigned as CEO and Chairman of the Board of Directors after allegations of inappropriate personal conduct by Mr. Wynn in the workplace were reported in a January 26, 2018 Wall Street Journal article. The resulting controversy related to Mr. Wynn and his separation from the Company could significantly harm our business in numerous ways, including in ways that we cannot predict. As discussed elsewhere in this Form 10-K, gaming regulators in Macau, Massachusetts and Nevada are reviewing the situation. Each of these regulatory authorities has extensive power to license and oversee the operations of our casino resorts and could take action against the Company and its related licensees or Mr. Wynn, including actions that could affect the ability or terms upon which our subsidiaries hold their gaming licenses and concessions, the suitability of the Company to continue as a stockholder of those subsidiaries, and/or the suitability of Mr. Wynn to continue as a stockholder of the Company. As discussed in Item 3—"Legal Proceedings" and Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies—Litigation," lawsuits have been filed against the Company and our Board of Directors arising out of the allegations against Mr. Wynn, and such claims present a number of risks, including distraction of management, assertions that could affect our reputation, and potential legal liabilities. Additional allegations have been and may in the future be asserted against Mr. Wynn and/or the Company, and additional regulatory or legal proceedings involving the Company may be commenced in the future. The developments regarding Mr. Wynn have and may in the future affect the course of proceedings and the parties' position in litigation in which Elaine P. Wynn, Mr. Wynn's former spouse, submitted a cross claim seeking to void a stockholders agreement to which she and Mr. Wynn are parties. The cross claim, if successful, could increase the possibility of a change in control occurring for purposes of certain Wynn Las Vegas, LLC debt documents. For additional information on the cross claim, see Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies." In addition, the Company's integrated resort business model was pioneered by Mr. Wynn. Our business, reputation, and competitive position may now suffer as a result of our association with Mr. Wynn, or as a result of his separation from the Company and the loss of his skills and experience.
We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations. The cost of compliance or failure to comply with such regulations and authorities could have a negative effect on our business.

The operations of our resorts are contingent upon our obtaining and maintaining all necessary licenses, permits, approvals, registrations, findings of suitability, orders and authorizations in the jurisdictions in which our resorts are located. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The NGC may require the holder of any debt or securities we or Wynn Las Vegas, LLC issue to file applications, be investigated and be found suitable to own Wynn Resorts' securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

The Company's articles of incorporation provide that, to the extent required by the gaming authority making the determination of unsuitability or to the extent the Board of Directors determines, in its sole discretion, that a person is likely to jeopardize the Company's or any affiliate's application for, receipt of, approval for, right to the use of, or entitlement to, any gaming license, shares of Wynn Resorts' capital stock that are owned or controlled by such unsuitable person or its affiliates are subject to redemption by Wynn Resorts. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by the applicable gaming authority and, if not, as Wynn Resorts elects. On February 18, 2012, after receiving a report from Freeh, Sporkin & Sullivan, LLP (the "Freeh Report") detailing numerous instances of conduct constituting prima facie violations of the Foreign Corrupt Practices Act (the "FCPA") by Kazuo Okada (formerly the largest beneficial owner of Wynn Resorts' shares) and certain of his affiliates, the Board of Directors of Wynn Resorts determined that Aruze USA Inc. ("Aruze"), Universal Entertainment Corporation, and Mr. Kazuo Okada (collectively, the "Okada Parties") were "unsuitable" within the meaning of Article VII of Wynn Resorts' articles of incorporation and redeemed all of Aruze's shares of Wynn Resorts' common stock. See Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies."

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

In connection with the allegations of inappropriate personal conduct by Mr. Wynn in the workplace reported in a January 26, 2018 Wall Street Journal article, gaming regulators in Massachusetts and Nevada are reviewing the allegations, the Company's internal policies and procedures with respect to maintaining a safe and respectful workplace for all employees and suitability with respect to the Company and its related licensees. The gaming regulator in Macau is monitoring and reviewing the situation. Each of these regulatory authorities has extensive power to license and oversee the operations of our casino resorts and could take action against the Company and its related licensees or Mr. Wynn, including actions that could affect the ability or terms upon which our subsidiaries hold their gaming licenses and concessions, the suitability of the Company to continue as a stockholder of those affiliates and/or the suitability of Mr. Wynn to continue as a stockholder of the Company.

Ongoing investigations, litigation and other disputes could distract management and result in negative publicity and additional scrutiny from regulators.

There has been widespread publicity of the findings in the Freeh Report of prima facie violations of law by Mr. Okada and his affiliates, the Board of Directors' unsuitability finding, the redemption of shares and related litigation. In addition, Elaine P. Wynn has asserted various claims against Mr. Wynn, the Company and various Company officers, which have and may continue to draw adverse publicity or impugn the Company's reputation.

On January 26, 2018, the Company's Board of Directors formed a Special Committee comprised solely of independent directors to investigate allegations of inappropriate personal conduct by Mr. Wynn in the workplace. On February 12, 2018, the Special Committee announced that its review was expanded to include a comprehensive review of the Company's internal policies and procedures with the goal of employing best practices to maintain a safe and respectful workplace for all employees. Gaming regulators in Massachusetts and Nevada are reviewing these matters, including suitability with respect to the Company and its related licensees, and the Company is cooperating with these regulatory reviews. The gaming regulator in Macau is monitoring and reviewing the situation, and the Company is cooperating.

The foregoing investigations, litigation and other disputes and any additional such matters that may arise in the future, can be expensive and may divert management's attention from the operations of our businesses. The investigations, litigation and other disputes may also lead to additional scrutiny from regulators, which could lead to investigations relating to, and possibly a negative impact on, the Company's gaming licenses and the Company's ability to bid successfully for new gaming market opportunities. In addition, the actions, litigation and publicity could negatively impact our business, reputation and competitive position and could reduce demand for shares of Wynn Resorts and WML and thereby have a negative impact on the trading prices of their respective shares.

We depend on the continued services of key managers and employees. If we do not retain our key personnel or attract and retain other highly skilled employees, our business will suffer.

Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team. The loss of services of our senior managers or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.

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

Visitation to Macau may decline due to economic disruptions in mainland China, restrictions on visitations to Macau from citizens of mainland China and the anti-corruption or similar campaigns.

A significant number of our gaming customers at our Macau Operations come from mainland China. Economic disruption, contraction and uncertainty in China could impact the number of patrons visiting our Macau Operations or the amount they may be willing to spend. In addition, policies adopted from time to time by the Chinese government, including any travel restrictions imposed by China on its citizens such as restrictions imposed on exit visas granted to residents of mainland China for travel to Macau, could disrupt the number of visitors from mainland China to our property. It is not known when, or if, policies restricting visitation by mainland Chinese citizens to Macau and Hong Kong, will be put in place and travel policies may be adjusted, without notice, in the future. Furthermore, the Chinese government's continuing anti-corruption campaign has influenced the behavior of Chinese consumers and their spending patterns both domestically and abroad. The campaign and mainland Chinese monetary outflow policies have specifically led to tighter monetary transfer regulations, including real time monitoring of certain financial channels, limitations on cash withdrawals from ATM machines by mainland China citizens and the reduction of annual withdrawal limits from bank accounts while the account holder is outside of mainland China. These policies may impact the number of visitors and the amount of money they bring from mainland China to Macau. The overall effect of these policies may negatively affect our revenues and results of operations.

Our business is particularly sensitive to the willingness of our customers to travel to and spend time at our resorts. Acts or the threat of acts of terrorism, regional political events and developments in certain countries could cause severe disruptions in air and other travel and may otherwise negatively impact tourists' willingness to visit our resorts. Such events or developments could reduce the number of visitors to our facilities, resulting in a material adverse effect on our business and financial condition, results of operations or cash flows.

We are dependent on the willingness of our customers to travel. Only a small amount of our business is and will be generated by local residents. Most of our customers travel to reach our Las Vegas and Macau properties. Acts of terrorism or concerns over the possibility of such acts may severely disrupt domestic and international travel, which would result in a decrease in customer visits to Las Vegas and Macau, including our properties. Regional conflicts could have a similar effect on domestic and international travel. Disruptions in air or other forms of travel as a result of any terrorist act, outbreak of hostilities, escalation of war or worldwide infectious disease outbreak would have an adverse effect on our business and financial condition, results of operations and cash flows.

Furthermore, the attack in Las Vegas on October 1, 2017 underscores the possibility that large public facilities could become the target of mass shootings or other attacks in the future. The occurrence or the possibility of attacks could cause all or portions of affected properties to be shut down for prolonged periods, resulting in a loss of income; generally reduce travel to affected areas for tourism and business or adversely affect the willingness of customers to stay in or avail themselves of the services of the affected properties; expose us to a risk of monetary claims arising from death, injury or damage to property caused by any such attack; and result in higher costs for security and insurance premiums, all of which could adversely affect our results.

Our continued success depends on our ability to maintain the reputation of our resorts.

Our strategy and integrated resort business model rely on positive perceptions of our resorts and the level of service we provide.  Any deterioration in our reputation could have a material adverse effect on our business, results of operations and cash flows.  Our reputation could be negatively impacted by our failure to deliver the superior design and customer service for which we are known or by events that are beyond our control.  Our reputation may also suffer as a result of negative publicity regarding the Company or our resorts, including as a result of social media reports, regardless of the accuracy of such publicity.  The continued expansion of media and social media formats has compounded the potential scope of negative publicity and has made it more difficult to control and effectively manage negative publicity.

Mr. Okada and his affiliates have challenged the redemption of Aruze's Shares. An adverse judgment or settlement resulting from the related litigation could reduce our profits or limit our ability to operate our business.

On February 18, 2012, Wynn Resorts' Gaming Compliance Committee received the Freeh Report detailing a pattern of misconduct by the Okada Parties. After receiving the Freeh Report, the Board of Directors of Wynn Resorts determined that each of the Okada Parties was "unsuitable" within the meaning of Article VII of Wynn Resorts' articles of incorporation and redeemed all of Aruze's shares of Wynn Resorts' common stock. See Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies." On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties (as amended, the "Complaint"), alleging breaches of fiduciary duty and related claims (the "Redemption Action") arising from the activities addressed in the Freeh Report. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and canceling the shares of Aruze. On March 12, 2012, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the "Counterclaim") against the Company, each of the members of the Company's Board of Directors (other than Mr. Okada) and Wynn Resorts' General Counsel (collectively, the "Wynn Parties"), seeking, among other things, a declaration that the redemption of Aruze's shares was void, an injunction restoring Aruze's share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze, Stephen A. Wynn, and Elaine P. Wynn (the "Stockholders Agreement"). In connection with the Redemption Action and Counterclaim additional actions were commenced. For a full description of these matters and status as of the date of this report, see Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies." The Company is vigorously pursuing its claims against the Okada Parties, and together with the other counter-defendants, vigorously defending against the Counterclaim and other actions asserted against them. However, as with all litigation, the outcome of these proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business.

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

We are currently entirely dependent upon our Macau Operations and Las Vegas Operations for all of our operating cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties or greater geographic diversification. The risks to which we have a greater degree of exposure include the following:

•	changes in local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations, and the way in which those laws and regulations are applied;

•	natural and other disasters, including the outbreak of infectious diseases;

•	an increase in the cost of maintaining our properties;

•	a decline in the number of visitors to Las Vegas or Macau; and

•	a decrease in gaming and non-casino activities at our resorts.

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

The casino/hotel industry is highly competitive. Our Macau Operations face intense competition with approximately 39 other casinos currently operating in Macau. We hold a concession under one of only three gaming concessions and three subconcessions authorized by the Macau government to operate casinos in Macau. The Macau government has had the ability to grant additional gaming concessions since April 2009. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Several of the current concessionaires and subconcessionaires will open additional facilities in the Cotai area over the next few years. Several of the current concessionaires and subconcessionaires have opened facilities in the Cotai area over the past few years, which has significantly increased gaming and non-gaming offerings in Macau, with continued development and further openings in Cotai expected in the near future.

Our Macau Operations face competition from casinos located in Singapore, the Philippines and Malaysia. We also encounter competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Further, if current efforts to legalize gaming in other Asian countries, such as Japan, are successful, we will face additional regional competition.

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

We could encounter higher than expected cost increases in the development of our projects.

We are currently constructing Wynn Boston Harbor in Everett, Massachusetts. The total project budget for Wynn Boston Harbor, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.5 billion. We have begun site preparation and pre-construction activities for the re-development of the land formerly occupied by the Wynn Las Vegas golf course, which we closed in the fourth quarter of 2017. Phase 1 of the project is expected to include a lagoon and additional meeting and convention space. Based on current designs, we estimate the total project budget for Phase 1 to be approximately $500 million and we expect to open Phase 1 in the first half of 2020.

The projected development costs for our projects reflect our best estimates and the actual development costs may be higher than expected. Contingencies that have been set aside by us to cover potential cost overruns or potential delays may be insufficient to cover the full amount of such overruns or delays. If these contingencies are not sufficient to cover these costs, or if we are not able to recover damages for these delays and contingencies, we may not have the funds required to pay the excess costs and this project may not be completed. Failure to complete this project may negatively affect our financial condition, our results of operations and our ability to pay our debt.

Construction projects will be subject to development and construction risks, which could have an adverse effect on our financial condition, results of operations or cash flows.

Major construction projects of the scope and scale of Wynn Boston Harbor and the redevelopment of the Wynn Las Vegas golf course land entail significant risks, including:

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

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or otherwise affect the design and features of our projects.

We anticipate that only some of the subcontractors engaged for these projects will post bonds guaranteeing timely completion of the subcontractor's work and payment for all of that subcontractor's labor and materials. These bonds may not be adequate to ensure completion of the work.

Our facilities currently under development may not commence operations on schedule and construction costs for the projects may exceed budgeted amounts. Failure to complete the projects on schedule or within budget may have a significant negative effect on us and on our ability to make payments on our debt.

We are currently required to commence gaming operations at Wynn Boston Harbor by June 2020. If we are unable to meet this deadline, the Massachusetts Gaming Commission may suspend or revoke our gaming license.

Pursuant to the Gaming Act, the Company is required to commence gaming operations at Wynn Boston Harbor approximately one year from our projected opening date of mid-2019. If the Company is unable to meet the current deadline and is unable to obtain an extension of the deadline from the MGC, the MGC may suspend or revoke our gaming license and, if we are found by the MGC after a hearing to have acted in bad faith, we will be assessed a fine of up to $50,000,000. Failure to meet the deadline could have an adverse effect on our financial condition, results of operations and cash flows from this planned facility.

Any violation of applicable Anti-Money Laundering laws or regulations or the Foreign Corrupt Practices Act could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

We deal with significant amounts of cash in our operations and are subject to various jurisdictions' reporting and anti-money laundering laws and regulations. Both U.S. and Macau governmental authorities focus heavily on the gaming industry and compliance with anti-money laundering laws and regulations. From time to time, the Company receives governmental and regulatory inquiries about compliance with such laws and regulations. The Company cooperates with all such inquiries. Any violation of anti-money laundering laws or regulations could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Further, we have operations, and a significant portion of our revenue is derived outside of the United States. We are therefore subject to regulations imposed by the FCPA and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect such laws and regulations.

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

Mr. Okada failed to comply with internal training in these matters and failed to return to Wynn Resorts an executed Acknowledgment agreeing to comply with the Wynn Resorts Code of Business Conduct and Ethics. On February 19, 2012, Wynn Resorts filed a complaint in Nevada state court against Mr. Okada and other entities alleging, among other things, breach of fiduciary duty in connection with alleged violations of the FCPA. For information on such complaint, the Freeh Report, which detailed numerous instances of conduct constituting prima facie violations of FCPA by Mr. Okada and certain of his affiliates, and the redemption Aruze's shares, see Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies."

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

Contamination has been identified at and in the vicinity of our site in Everett, Massachusetts. The ultimate cost of remediating contaminated sites is difficult to accurately predict and could exceed our current estimates. We may be required to conduct additional investigations and remediation with respect to this site. As a result, we also could incur material costs in excess of our estimates as a result of additional cleanup obligations imposed or contamination identified in the future. However, the environmental laws under which we operate are complicated and often increasingly more stringent, and may be applied retroactively. Although our proposed expenditures related to environmental matters are not currently expected to have a material adverse effect on our business, financial condition or results of operations, we may be required to make additional expenditures to remain in, or to achieve compliance with, environmental laws in the future.

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

We are subject to taxation by various governments and agencies, both in the U.S. and in Macau. Changes in the laws and regulations related to taxation, including changes in the rates of taxation, the amount of taxes we owe and the time when income is subject to taxation, our ability to claim U.S. foreign tax credits, failure to renew our Macau dividend agreement and Macau income tax exemption and the imposition of foreign withholding taxes could change our overall effective rate of taxation.

Potential violations of law by Mr. Okada and his affiliates could have adverse consequences to the Company.

The Freeh Report detailed numerous instances of conduct constituting prima facie violations of the FCPA by Mr. Okada and certain of his affiliates. See Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies." The Company has provided the Freeh Report to applicable regulators and has been cooperating with related investigations of such regulators. The conduct of Mr. Okada and his affiliates and the outcome of any resulting regulatory findings could have adverse consequences to the Company. A finding by regulatory authorities that Mr. Okada violated the FCPA on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company. Relatedly, regulators have and may pursue separate investigations into the Company's compliance with applicable laws in connection with the Okada matter, as discussed in Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies." While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company, which could negatively affect the Company's financial condition and results of operations.

Change in valuation of our Redemption Price Promissory Note could have a negative impact on our financial results.

We record the Redemption Note at fair value in accordance with applicable accounting guidance. As of December 31, 2017 and 2016, the fair value of the Redemption Note was $1.88 billion and $1.82 billion, respectively. In determining this fair value, we estimated the Redemption Note's present value using discounted cash flows with a probability-weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with the risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with the Okada Parties (see Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies"); the outcome of on-going investigations of Aruze by the United States Attorney's Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, we considered our ability, at our sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, we reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

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

Our collection and use of personal data are governed by privacy laws and regulations, and privacy law is an area that changes often and varies significantly by jurisdiction. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

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

Furthermore, due to the increased use of technology in computerized gaming machines and in business operations generally, other forms of intellectual property rights (such as patents and copyrights) are becoming of increased relevance. It is possible that, in the future, third parties might assert superior intellectual property rights or allege that their intellectual property rights cover some aspect of our operations. The defense of such allegations may result in substantial expenses, and, if such claims are successfully prosecuted, may have a material impact on our business. There has been an increase in the international operation of fraudulent online gambling and investment websites attempting to scam and defraud members of the public. We do not offer online gambling or investment accounts. Websites offering these or similar activities and opportunities that use our names or similar names or images in likeness to ours, are doing so without our authorization and possibly unlawfully and with criminal intent. If our efforts to cause these sites to be shut down through civil action and by reporting these sites to the appropriate authorities (where applicable) are unsuccessful or not timely completed, these unauthorized activities may continue and harm our reputation and negatively affect our business. Efforts we take to acquire and protect our intellectual property rights against unauthorized use throughout the world, which may include retaining counsel and commencing litigation in various jurisdictions, may be costly and may not be successful in protecting and preserving the status and value of our intellectual property assets.

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

Our Macau Operations are subject to significant political, economic and social risks inherent in doing business in an emerging market. The future success of our Macau Operations will depend on political and economic conditions in Macau and mainland China. For example, fiscal decline and civil, domestic or international unrest in Macau, China or the surrounding region could significantly harm our business, not only by reducing customer demand for casino resorts, but also by increasing the risk of imposition of taxes and exchange controls or other governmental restrictions, laws or regulations that might impede our Macau Operations or our ability to repatriate funds.

Revenues from our Macau gaming operations will end if we cannot secure an extension of our concession in 2022 or if the Macau government exercises its redemption right.

Our concession agreement with the Macau government expires in June 2022. Unless our concession is extended, in June 2022, all of our gaming operations and related equipment in Macau will be automatically transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations. The Macau government has publicly commented that it is studying the process by which concessions and subconcessions may be renewed. Effective June 2017, the Macau government may redeem the concession agreement by providing us at least one year's prior notice. In the event the Macau government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption multiplied by the remaining years under the concession. We may not be able to renew or extend our concession agreement on terms favorable to us or at all and, if our concession is redeemed, the compensation paid to us may not be adequate to compensate us for the loss of future revenues. The redemption of or failure to extend our concession would have a material adverse effect on our results of operations.

We compete for limited labor resources in Macau and Macau government policies may also affect our ability to employ imported labor.

The success of our operations in Macau will be affected by our success in hiring and retaining employees. We compete with a large number of casino resorts in Macau for a limited number of qualified employees. In addition, the Macau government requires that we only hire Macau residents as dealers in our casinos. Competition for these individuals in Macau has increased and will continue to increase as other competitors expand their operations. We have to seek employees from other countries to adequately staff our resorts and certain Macau government policies affect our ability to import labor in certain job classifications. Despite our coordination with the Macau labor and immigration authorities to assure that our labor needs are satisfied, we may not be able to recruit and retain a sufficient number of qualified employees for our operations or obtain required work permits for those employees. If we are unable to obtain, attract, retain and train skilled employees, our ability to adequately manage and staff our existing and planned casino and resort properties in Macau could be impaired, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The smoking control legislation in Macau could have an adverse effect on our business, financial condition, results of operations and cash flows.

In 2014, the Macau government approved additional smoking control legislation, which prohibited smoking in casinos starting on October 6, 2014. The legislation, however, permits casinos to maintain certain limited smoking areas open to VIP patrons if such areas are within restricted access areas, comply with certain square footage ratios based on overall gaming area square footage and comply with the conditions set out in the Dispatch of the Chief Executive, dated November 1, 2012, as amended by the Dispatch of the Chief Executive, dated June 3, 2014. Prior public announcements by the Macau government indicated that the Macau government intended to pursue a full smoking ban within all Macau casinos, however, a new tobacco control law went into effect on January 1, 2018 requiring casinos to prohibit smoking in the currently permissible areas by December 31, 2018, and construct smoking lounges in accordance with certain stringent technical standards still to be determined. The existing smoking legislation, and any smoking legislation intended to fully ban all smoking in casinos, may deter potential gaming customers who are smokers from frequenting casinos in Macau and disrupt the number of patrons visiting or the amount of time visiting patrons spend at our property, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Macau may not have an adequate transportation infrastructure to accommodate the demand of visitors to Macau.

Because of additional casino projects that are under construction and to be developed in the future, the ferry and helicopter services, which provide transportation between Macau, Hong Kong, and mainland China may need to be expanded to accommodate the increased visitation to Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations of our Macau Operations, could be negatively impacted. Furthermore, construction of current and future casino and infrastructure projects, adjacent to our properties could impede access to our properties during construction and development. This may negatively impact the results of our Macau Operations.

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

Certain Nevada gaming laws also apply to gaming activities and associations in jurisdictions outside the State of Nevada. With respect to our Macau Operations, we and our subsidiaries that must be licensed to conduct gaming operations in Nevada are required to comply with certain reporting requirements concerning gaming activities and associations in Macau conducted by our Macau-related subsidiaries. We and our licensed Nevada subsidiaries also will be subject to disciplinary action by the NGC if our Macau-related subsidiaries:

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

In addition, if the Nevada Gaming Control Board determines that any actual or intended activities or associations of our Macau-related subsidiaries may be prohibited pursuant to one or more of the standards described above, the Nevada Gaming Control Board can require us and our licensed Nevada subsidiaries to file an application with the NGC for a finding of suitability of the activity or association. If the NGC finds that the activity or association in Macau is unsuitable or prohibited, our Macau-related subsidiaries will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the NGC find that our Macau-related subsidiary's gaming activities or associations in Macau are unsuitable, those subsidiaries may be prohibited from undertaking their planned gaming activities or associations in Macau, or be required to divest their investment in Macau, possibly on unfavorable terms.

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

Economic and political factors in the region may cause our gaming promoters to experience difficulties in their Macau operations, including intensified competition in attracting patrons to come to Macau. Further, gaming promoters may face a decrease in liquidity, limiting their ability to grant credit to their patrons, and difficulties in collecting credit they extended previously. The inability to attract sufficient patrons, grant credit and collect amounts due in a timely manner may negatively affect our gaming promoters' operations, causing gaming promoters to wind up or liquidate their operations or resulting in some of our gaming promoters leaving Macau. Current and any future difficulties could have an adverse impact on our results of operations.

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

The currency delineated in our Macau Operations' concession agreement with the government of Macau is the Macau pataca. The Macau pataca is linked to the Hong Kong dollar, and the two are often used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years. However, the exchange linkages of the Hong Kong dollar and the Macau pataca, and the Hong Kong dollar and the U.S. dollar, are subject to potential changes due to changes in Chinese governmental policies and international economic and political developments.

If the Hong Kong dollar and the Macau pataca are no longer linked to the U.S. dollar, the exchange rate for these currencies may severely fluctuate. The current rate of exchange fixed by the applicable monetary authorities for these currencies may also change.

Because many of our Macau Operations' payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, our Macau Operations' obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that we operate in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on our results of operations, financial condition and ability to service our debt.

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

Wynn Macau, Limited, an indirect majority owned subsidiary of Wynn Resorts and the developer, owner and operator of Wynn Macau and Wynn Palace, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited in October 2009. As of December 31, 2017, Wynn Resorts owns approximately 72% of Wynn Macau, Limited's ordinary shares of common stock. As a result of Wynn Macau, Limited having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of Wynn Macau, Limited may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of Wynn Macau, Limited. Decisions that could have different implications for Wynn Resorts and Wynn Macau, Limited, including contractual arrangements that we have entered into or may in the future enter into with Wynn Macau, Limited, may give rise to the appearance of a potential conflict of interest.

The Macau government has established a maximum number of gaming tables that can be operated in Macau and has limited the number of new gaming tables at new gaming areas in Macau.

In connection with the opening of Wynn Palace, the DICJ authorized 100 new table games for operation at Wynn Palace, with 25 additional table games authorized for operation on January 1, 2017, and a further 25 new table games for operation on January 1, 2018, for a total of 150 new table games in the aggregate. In addition, we have and will continue to transfer table games between Wynn Macau and Wynn Palace, subject to the aggregate cap. As of February 15, 2018, we had a total of 316 table games at Wynn Macau and 323 at Wynn Palace. The mix of table games in operation at Wynn Macau and Wynn Palace changes from time to time as a result of marketing and operating strategies in response to changing market demand and industry competition. Failure to shift the mix of our table games in anticipation of market demands and industry trends may negatively impact our operating results.

Risks Related to Share Ownership and Stockholder Matters

Our largest stockholders are able to exert significant influence over our operations and future direction.

As of December 31, 2017, Mr. Wynn and Elaine P. Wynn owned 12,131,707 shares and 9,539,077 shares, respectively, or in the aggregate approximately 21.1%, of our outstanding common stock. As a result, Mr. Wynn and Elaine P. Wynn, to the extent they vote their shares in a similar manner, may be able to exert significant influence over all matters requiring our stockholders' approval, including the approval of significant corporate transactions.

Under the Stockholders Agreement, Mr. Wynn and Elaine P. Wynn have agreed to vote the shares of Wynn Resorts' common stock held by them that are subject to the terms of the Stockholders Agreement in a manner so as to elect to our Board of Directors each of the nominees contained on each and every slate of directors endorsed by Mr. Wynn. As a result of this voting arrangement, Mr. Wynn, as a practical matter, exercises significant influence over the slate of directors to be elected to Wynn Resorts' Board of Directors. In addition, with stated exceptions, the Stockholders Agreement requires the written consent of the other party prior to any party selling any shares of Wynn Resorts' common stock that it owns.

In June 2012, in connection with the pending litigation between the Company and Aruze, Elaine P. Wynn submitted a cross claim against Mr. Wynn and Mr. Okada seeking to void the Stockholders Agreement. The cross claim, if successful, could increase the possibility of a change in control under the Wynn Las Vegas, LLC debt documents. On February 12, 2018, counsel for Mr. Wynn advised the court hearing this matter that Mr. Wynn now agrees that the Stockholders Agreement no longer binds either Mr. Wynn or Elaine P. Wynn. There can be no assurance that the court will concur with the position now taken by

Mr. Wynn, or that the Stockholders Agreement will in fact be deemed to no longer bind the parties thereto. For additional information on the cross claim, see Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies."

In November 2006, the Board of Directors of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts' common stock by either Mr. Wynn or Aruze from Nevada's acquisition of controlling interest statutes. In light of the determination by the Board of Directors on February 18, 2012 that each of the Okada Parties is an "Unsuitable Person" under the Company's articles of incorporation and the redemption and cancellation of Aruze's shares of Company common stock, our Fifth Amended and Restated Bylaws amended these provisions to delete the reference to Aruze and its affiliates. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition specifically by types of existing or future stockholders. These statutes define a "controlling interest" as (i) one-fifth or more but less than one third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of these bylaw provisions, Mr. Wynn or his affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting him or them to exercise more than one-third but less than a majority, or a majority or more, of all of the voting power of the Company in the election of directors, without requiring a resolution of the Company's stockholders granting voting rights in the control shares acquired.

Our stock price may be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as general United States, China, and world economic and financial conditions, our own quarterly variations in operating results, increased competition, changes in financial estimates and recommendations by securities analysts, changes in applicable laws or regulations, and changes affecting the travel industry, and other events impacting our business. The stock market in general, and prices for companies in our industry in particular, has experienced extreme volatility that may be unrelated to the operating performance of a particular company. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Risks Related to our Indebtedness

We are highly leveraged and future cash flow may not be sufficient for us to meet our obligations, and we might have difficulty obtaining more financing.

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2017, we had total outstanding debt of approximately $9.63 billion, which includes a portion of the funds we expect to need for the development and construction of our current projects. We may, however, incur additional indebtedness in connection with the construction of these projects. See Item 1—Business "Construction and Development Opportunities." In addition, we are permitted to incur additional indebtedness if certain conditions are met, including conditions under our Wynn Macau Credit Facilities, our Wynn America Credit Facilities and our Wynn Las Vegas, LLC indentures in connection with other future potential development plans. On February 18, 2012, we issued a Redemption Note with a principal amount of approximately $1.94 billion in redemption of all of the shares of Wynn Resorts common stock held by Aruze. As of December 31, 2017, the fair value of the Redemption Note was $1.88 billion. For additional information on the redemption and the Redemption Note, see Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies."

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

•
the Okada Parties have challenged the redemption of Aruze's shares and we are currently involved in litigation with those parties as well as related stockholder derivative litigation. The outcome of these various proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. See Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies";

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

Some of our debt facilities require us to satisfy various financial covenants, which include requirements for minimum interest coverage ratios and leverage ratios pertaining to total debt to earnings before interest, tax, depreciation and amortization and a minimum earnings before interest, tax, depreciation and amortization. For more information on financial covenants we are subject to under our debt facilities, see Item 8—"Financial Statements and Supplementary Data," Note 7, "Long-Term Debt." Future indebtedness or other contracts could contain covenants more restrictive than those contained in our existing debt facilities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table presents our significant land holdings. We own or have obtained the right to use these properties. We also own or lease various other improved and unimproved properties associated with our development projects.

Property	Approximate Acres	Location

Macau Operations (1)
Wynn Macau	16	Located in downtown Macau's inner harbor.
Wynn Palace	51	Located in the Cotai area of Macau.
	67

Las Vegas Operations
Wynn Las Vegas (main parcel)	75	Located at the intersection of Las Vegas Boulevard and Sands Avenue.
Golf course land (2)	140	Located adjacent to Wynn Las Vegas.
Employee parking lot and office building	18	Located across Sands Avenue.
Office building	5	Located adjacent to golf course land.
	238

Wynn Boston Harbor (3)	33	Located in Everett, Massachusetts, adjacent to Boston along the Mystic River.

Other (4)	38	Located on the Las Vegas Strip directly across from Wynn Las Vegas.

(1) The government of Macau owns most of the land in Macau. In most cases, private interests in real property located in Macau are obtained through long-term leases known as concessions and other grants of rights to use land from the government. Wynn Macau is leased under a land concession contract with a term of 25 years from August 2004, which may be renewed with government approval for successive periods. Wynn Palace is leased under a land concession contract with a term of 25 years from May 2012, which may be renewed with government approval for successive periods.
(2) We own approximately 834 acre-feet of permitted and certificated water rights, which we used to irrigate the golf course prior to its closing in the fourth quarter of 2017. We also own approximately 151.5 acre-feet of permitted and certificated water rights for commercial use. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights. We anticipate using our water rights to support the redevelopment of the golf course land.
(3) This integrated resort is currently under construction and is expected to open in mid-2019.
(4) Subsequent to December 31, 2017, we acquired approximately 38 acres of land, of which approximately 16 acres are subject to a ground lease that expires in 2097. As part of this acquisition, we acquired approximately 24 acre-feet of permitted and certificated water rights. We expect to use this land for future development.

Item 3. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. See Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies—Litigation" in this Annual Report on Form 10-K, which is incorporated herein by reference, and Item 1A—"Risk Factors" in this Annual Report on Form 10-K.

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

	High	Low
2018
First Quarter (through February 15, 2018)	$203.63	$160.38
2017
First Quarter	$116.19	$86.20
Second Quarter	$139.67	$112.91
Third Quarter	$150.15	$124.11
Fourth Quarter	$171.06	$139.20
2016
First Quarter	$96.60	$49.95
Second Quarter	$105.69	$85.72
Third Quarter	$109.50	$87.26
Fourth Quarter	$104.90	$82.51

Holders

There were approximately 165 holders of record of our common stock as of February 15, 2018.

Dividends

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Restrictions imposed by our subsidiaries' debt instruments significantly restrict certain key subsidiaries, including Wynn America and Wynn Macau SA, from making dividends or distributions to Wynn Resorts. These restrictions are subject to certain exceptions for affiliated overhead expenses as defined in the agreements governing the debt instruments, unless certain financial and non-financial criteria have been satisfied.

In each quarter of 2017 and 2016, the Company paid a cash dividend of $0.50 per share, for annual cash dividends of $2.00 per share.

On January 22, 2018, the Company announced a cash dividend of $0.50 per share, payable on February 27, 2018, to stockholders of record as of February 15, 2018.

Our Board of Directors will continue to periodically assess the level and appropriateness of any cash dividends.

Issuer Purchases of Equity Securities

In November 2017, we repurchased 630 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $150.09 per share, for a total amount of $0.1 million.

In December 2017, we repurchased 54,768 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $167.75 per share, for a total amount of $9.2 million.

None of the foregoing repurchases that occurred in November 2017 and December 2017 were part of the Company's publicly announced repurchase program, which is discussed in Item 8—"Financial Statements and Supplementary Data," Note 9, "Stockholders' Equity."

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500") and the Dow Jones US Gambling Index. The performance graph assumes that $100 was invested on December 31, 2012 in each of the Company's common stock, the S&P 500 and the Dow Jones US Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Wynn Resorts Ltd., the S&P 500 Index,
and the Dow Jones US Gambling Index

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2018 S&P, a division of McGraw Hill Financial. All rights reserved.
Copyright © 2018 Dow Jones & Co. All rights reserved.

Item 6. Selected Financial Data

The following financial information for each of the five years ended December 31, 2017, 2016, 2015, 2014 and 2013 has been derived from our consolidated financial statements. This selected consolidated financial data should be read together with Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and related notes and other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not indicative of the results that may be expected for future years.

	Years Ended December 31,
	2017 (1)	2016 (2)	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$6,306,368	$4,466,297	$4,075,883	$5,433,661	$5,620,936
Pre-opening expenses	26,692	154,717	77,623	30,146	3,169
Operating income	1,055,565	521,662	658,814	1,266,278	1,290,091
Net income	889,254	302,469	281,524	962,644	1,004,157
Less: net income attributable to noncontrolling interests	(142,073)	(60,494)	(86,234)	(231,090)	(275,505)
Net income attributable to Wynn Resorts, Limited	747,181	241,975	195,290	731,554	728,652
Basic income per share	$7.32	$2.39	$1.93	$7.25	$7.25
Diluted income per share	$7.28	$2.38	$1.92	$7.18	$7.17

	December 31,
	2017 (1)	2016 (2)	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,804,474	$2,453,122	$2,080,089	$2,182,164	$2,435,041
Construction in progress	1,016,207	299,686	3,217,117	1,666,326	558,624
Total assets	12,681,739	11,953,557	10,459,159	9,001,919	8,332,133
Total long-term obligations (3)	9,673,099	10,279,375	9,327,143	7,482,510	6,748,283
Stockholders' equity	1,078,350	257,881	21,845	211,091	132,351
Cash dividends declared per common share	$2.00	$2.00	$3.00	$6.25	$7.00

(1)
During the fourth quarter of 2017, we recorded a provisional income tax benefit of $339.9 million related to the enactment of U.S. tax reform. See Item 8—"Financial Statements and Supplementary Data," Note 13, "Income Taxes."

(2)	Wynn Palace opened on August 22, 2016.

(3)	Includes long-term debt, other long-term liabilities, deferred income tax liabilities, net and the required contract premium payments under our land concession contracts at Wynn Palace.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). In Macau, we own approximately 72% of WML, which includes the operations of the Wynn Macau and Wynn Palace resorts. In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas. We are currently constructing Wynn Boston Harbor, an integrated casino resort in Everett, Massachusetts.

Macau Operations

Wynn Macau features two luxury hotel towers with a total of 1,008 guest rooms and suites, approximately 273,000 square feet of casino space, eight food and beverage outlets, approximately 31,000 square feet of meeting and convention space, approximately 59,000 square feet of retail space, a rotunda show and recreation and leisure facilities.

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

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 192,000 square feet of casino space, 33 food and beverage outlets, approximately 290,000 square feet of meeting and convention space, approximately 110,000 square feet of retail space (of which 103,000 square feet is owned and operated under a joint venture arrangement of which we own 50.1%), as well as two theaters, three nightclubs, a beach club, and recreation and leisure facilities.

In December 2016, we entered into the Retail Joint Venture with Crown to own and operate approximately 88,000 square feet of existing retail space. In November 2017, we contributed approximately 74,000 square feet of additional retail space to the Retail Joint Venture, the majority of which is currently under construction at Wynn Las Vegas. We expect to open the additional retail space in the second half of 2018. For more information on the Retail Joint Venture, see Item 8—"Financial Statements and Supplementary Data," Note 3, "Retail Joint Venture."
Development Projects

We are currently constructing Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.5 billion. As of December 31, 2017, we have incurred approximately $1.13 billion in total project costs. We expect to open Wynn Boston Harbor in mid-2019.

We have begun site preparation and pre-construction activities for the redevelopment of the land previously occupied by the Wynn Las Vegas golf course, which we closed in the fourth quarter of 2017. Phase 1 of the project is expected to include a lagoon and additional meeting and convention space. Based on current designs, we estimate the total project budget for Phase 1 to be approximately $500 million and we expect to open Phase 1 in the first half of 2020.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide.

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of our operational performance for the periods for which the Consolidated Statements of Income are presented. Below are definitions of these key operating measures discussed:

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

Results of Operations

Summary annual results

The following table summarizes our financial results for the periods presented (in thousands, except per share data).

	Years Ended December 31,
	2017	2016	2015
Net revenues	$6,306,368	$4,466,297	$4,075,883
Net income attributable to Wynn Resorts, Limited	747,181	241,975	195,290
Diluted net income per share	7.28	2.38	1.92
Adjusted Property EBITDA	1,810,732	1,259,327	1,185,789

During the year ended December 31, 2017, our net income attributable to Wynn Resorts, Limited was $747.2 million, or $7.28 per diluted share, an increase of 208.8%, or $505.2 million, compared to $242.0 million, or $2.38 per diluted share, for the same period of 2016. The increase in net income attributable to Wynn Resorts, Limited was primarily the result of the provisional income tax benefit from U.S. tax reform and increases in operating income from Wynn Palace, Wynn Macau and our Las Vegas Operations, partially offset by increases in the Redemption Note fair value and interest expense as we are no longer capitalizing interest on Wynn Palace. Wynn Palace opened on August 22, 2016, with our results for the year ended December 31, 2016 including 132 days of operations.

Adjusted Property EBITDA was $1.81 billion for the year ended December 31, 2017, an increase of 43.8%, or $551.4 million, from $1.26 billion for the same period of 2016. The increase in Adjusted Property EBITDA was the result of increases of $424.5 million, $79.2 million, and $47.7 million from Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively.

During the year ended December 31, 2016, our net income attributable to Wynn Resorts, Limited was $242.0 million, or $2.38 per diluted share, an increase of 23.9%, or $46.7 million, compared to $195.3 million, or $1.92 per diluted share, for the same period of 2015. The increase in net income attributable to Wynn Resorts, Limited was primarily due to a loss on extinguishment of debt in 2015 that was not experienced in 2016.

Adjusted Property EBITDA was $1.26 billion for the year ended December 31, 2016, an increase of 6.2%, or $73.5 million, from $1.19 billion for the same period of 2015. The increase in Adjusted Property EBITDA was primarily due to the new operations associated with the opening of Wynn Palace, partially offset by a decrease of 3.8% from Wynn Macau driven by a decrease in business volumes.

Financial results for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Net revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Years Ended December 31,
	2017	2016	Percent Change
Net Revenues
Macau Operations:
Wynn Macau	$2,485,804	$2,264,087	9.8
Wynn Palace (1)	2,139,154	583,336	266.7
Total Macau Operations	4,624,958	2,847,423	62.4
Las Vegas Operations	1,681,410	1,618,874	3.9
	$6,306,368	$4,466,297	41.2
(1) Wynn Palace opened on August 22, 2016.

Net revenues increased 41.2%, or $1.84 billion, to $6.31 billion for the year ended December 31, 2017, from $4.47 billion for the same period of 2016. The increase was the result of increases of $1.56 billion, $221.7 million and $62.5 million from Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino revenues and non-casino revenues (dollars in thousands):

	Years Ended December 31,
	2017	2016	Percent Change
Net revenues
Casino revenues	$4,948,319	$3,268,141	51.4
Non-casino revenues	1,358,049	1,198,156	13.3
	$6,306,368	$4,466,297	41.2

Casino revenues were 78.5% of total net revenues for the year ended December 31, 2017, compared to 73.2% for the same period of 2016, while non-casino revenues were 21.5% of total net revenues, compared to 26.8% for the same period of 2016.

Casino revenues

Casino revenues increased 51.4%, or $1.68 billion, to $4.95 billion for the year ended December 31, 2017, from $3.27 billion for the same period of 2016. The increase was primarily due to increases of $1.45 billion, $225.0 million and $9.7 million from Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively. The increase in casino revenues from Wynn Macau was primarily driven by a 23.9% increase in VIP turnover.

Prior to the opening of Wynn Palace, the Gaming Inspection and Coordination Bureau of Macau authorized 100 new table games for operation at Wynn Palace with 25 additional table games authorized for operation on January 1, 2017, and a further 25 new table games for operation on January 1, 2018, for a total of 150 new table games in the aggregate. In addition, we have and will continue to transfer table games between Wynn Macau and Wynn Palace, subject to the aggregate cap, to optimize our casino operations. As of February 15, 2018, we had a total of 316 table games at Wynn Macau and 323 at Wynn Palace.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day).

	Years Ended December 31,
	2017	2016	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Macau:
Total casino revenues	$2,360,221	$2,135,193	$225,028	10.5
VIP:
Average number of table games	96	149	(53)	(35.6)
VIP turnover	$58,303,836	$47,048,754	$11,255,082	23.9
Table games win	$1,907,625	$1,547,261	$360,364	23.3
VIP win as a % of turnover	3.27%	3.29%	(0.02)
Table games win per unit per day	$54,726	$28,332	$26,394	93.2
Mass market:
Average number of table games	204	216	(12)	(5.6)
Table drop	$4,525,727	$4,585,476	$(59,749)	(1.3)
Table games win	$880,964	$881,797	$(833)	(0.1)
Table games win %	19.5%	19.2%	0.3
Table games win per unit per day	$11,820	$11,131	$689	6.2
Average number of slot machines	914	802	112	14.0
Slot machine handle	$3,526,747	$3,386,973	$139,774	4.1
Slot machine win	$154,425	$145,680	$8,745	6.0
Slot machine win per unit per day	$463	$497	$(34)	(6.8)

Wynn Palace (1):
Total casino revenues	$1,965,362	$519,877	$1,445,485	278.0
VIP:
Average number of table games	104	81	23	28.4
VIP turnover	$52,573,258	$14,480,023	$38,093,235	263.1
Table games win	$1,486,674	$396,954	$1,089,720	274.5
VIP win as a % of turnover	2.83%	2.74%	0.09
Table games win per unit per day	$39,325	$37,009	$2,316	6.3
Mass market:
Average number of table games	202	245	(43)	(17.6)
Table drop	$3,490,363	$1,000,881	$2,489,482	248.7
Table games win	$795,159	$211,146	$584,013	276.6
Table games win %	22.8%	21.1%	1.7
Table games win per unit per day	$10,759	$6,527	$4,232	64.8
Average number of slot machines	1,026	962	64	6.7
Slot machine handle	$3,053,614	$738,907	$2,314,707	313.3
Slot machine win	$165,754	$40,664	$125,090	307.6
Slot machine win per unit per day	$443	$320	$123	38.4
  (1) Wynn Palace opened on August 22, 2016.

	Years Ended December 31,
	2017	2016	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$622,736	$613,071	$9,665	1.6
Average number of table games	236	235	1	0.4
Table drop	$1,804,988	$1,838,479	$(33,491)	(1.8)
Table games win	$465,664	$465,041	$623	0.1
Table games win %	25.8%	25.3%	0.5
Table games win per unit per day	$5,415	$5,406	$9	0.2
Average number of slot machines	1,856	1,893	(37)	(2.0)
Slot machine handle	$3,183,369	$3,148,610	$34,759	1.1
Slot machine win	$218,897	$208,024	$10,873	5.2
Slot machine win per unit per day	$323	$300	$23	7.7

Non-casino revenues

Non-casino revenues increased 13.3%, or $159.9 million, to $1.36 billion for the year ended December 31, 2017, from $1.20 billion for the same period of 2016, primarily due to the increases of $110.3 million and $52.9 million from Wynn Palace and our Las Vegas Operations, respectively, partially offset by a decrease of $3.3 million from Wynn Macau.

Room revenues increased 16.7%, or $100.9 million, to $704.2 million for the year ended December 31, 2017, from $603.3 million for the same period of 2016, primarily due to increases of $92.1 million and $19.4 million from Wynn Palace and our Las Vegas Operations, respectively, partially offset by a decrease of $10.6 million from Wynn Macau. The increase experienced by our Las Vegas Operations was driven by an ADR increase of 3.0% and a 1.6 percentage point increase in occupancy, while the decrease from Wynn Macau was a result of an ADR decline of 12.3%, partially offset by a 3.1 percentage point increase in occupancy.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Years Ended December 31,
	2017	2016	Percent Change (1)
Macau Operations:
Wynn Macau:
Total room revenues (dollars in thousands)	$101,242	$111,817	(9.5)
Occupancy	97.5%	94.4%	3.1
ADR	$257	$293	(12.3)
REVPAR	$251	$277	(9.4)
Wynn Palace (2):
Total room revenues (dollars in thousands)	$146,980	$54,843	168.0
Occupancy	96.2%	83.2%	13.0
ADR	$237	$276	(14.1)
REVPAR	$227	$230	(1.3)

Las Vegas Operations:
Total room revenues (dollars in thousands)	$455,980	$436,613	4.4
Occupancy	86.9%	85.3%	1.6
ADR	$305	$296	3.0
REVPAR	$265	$252	5.2
(1)    Except occupancy, which is presented as a percentage point change.
(2)    Wynn Palace opened on August 22, 2016.

Food and beverage revenues increased 14.9%, or $89.4 million, to $690.9 million for the year ended December 31, 2017, from $601.5 million for the same period of 2016, primarily due to increases of $60.4 million and $32.0 million from Wynn Palace and our Las Vegas Operations, respectively, partially offset by a decrease of $3.1 million from Wynn Macau, respectively. The increase from our Las Vegas Operations was primarily driven by an increase in revenues at our nightclubs.

Entertainment, retail and other increased 16.9%, or $61.4 million, to $424.8 million for the year ended December 31, 2017, from $363.4 million for the same period of 2016, primarily due to $62.8 million from Wynn Palace.

Promotional allowances increased 24.8%, or $91.8 million, to $461.9 million for the year ended December 31, 2017, from $370.1 million for the same period of 2016. The increase was primarily due to an increase of $105.0 million from Wynn Palace, partially offset by decreases of $8.0 million and $5.2 million from Wynn Macau and our Las Vegas Operations, respectively. The decreases from Wynn Macau and our Las Vegas Operations were primarily a result of a greater percentage of cash-paying guests in our rooms and food and beverage outlets.

Operating expenses

Operating expenses increased 33.1%, or $1.31 billion, to $5.25 billion for the year ended December 31, 2017, from $3.94 billion for the same period of 2016, primarily due to increases in casino expenses of $1.12 billion, depreciation and amortization of $147.6 million and general and administrative expenses of $137.3 million, partially offset by a decrease of $128.0 million in pre-opening expenses, all primarily related to the opening of Wynn Palace.

Casino expenses increased 53.8%, or $1.12 billion, to $3.20 billion for the year ended December 31, 2017, from $2.08 billion for the same period of 2016, primarily due to increases of $975.1 million and $150.1 million from Wynn Palace and Wynn Macau, respectively. The increase at Wynn Macau was driven by gaming taxes, which increased commensurate with the 10.5% increase in casino revenues.

Room expenses increased 12.4%, or $19.6 million, to $177.5 million for the year ended December 31, 2017, from $157.9 million for the same period of 2016. The increase was primarily due to increases of $10.5 million and $9.7 million from our Las Vegas Operations and Wynn Palace, respectively, mainly attributable to expenses associated with the increase in occupancy and an increase in labor costs.

Food and beverage expenses increased 9.5%, or $35.6 million, to $410.8 million for the year ended December 31, 2017, from $375.2 million for the same period of 2016, primarily due to increases of $23.7 million and $16.8 million from Wynn Palace and our Las Vegas Operations, respectively. The increase from our Las Vegas Operations was primarily driven by increased labor costs.

Entertainment, retail and other expenses increased 10.0%, or $16.2 million, to $177.3 million for the year ended December 31, 2017, from $161.1 million for the same period of 2016, primarily related to Wynn Palace.

General and administrative expenses increased 25.1%, or $137.3 million, to $685.5 million for the year ended December 31, 2017, from $548.1 million for the same period of 2016, primarily related to Wynn Palace.

Provision for doubtful accounts was a benefit of $6.7 million for the year ended December 31, 2017, compared to an expense of $8.2 million for the same period of 2016. The change was due to the collection of certain casino accounts receivable that resulted in the reversal of previously recorded allowance for doubtful accounts.

Pre-opening expenses were $26.7 million for the year ended December 31, 2017, compared to $154.7 million for the same period of 2016. During the year ended December 31, 2017, we incurred pre-opening expenses of $25.9 million related to Wynn Boston Harbor and $0.2 million related to our Las Vegas Operations. During the year ended December 31, 2016, we incurred $129.8 million related to Wynn Palace, $22.7 million related to Wynn Boston Harbor, and $2.3 million related to our Las Vegas Operations.

Depreciation and amortization increased 36.5%, or $147.6 million, to $552.4 million for the year ended December 31, 2017, from $404.7 million for the same period of 2016. The increase was primarily due to the opening of Wynn Palace with the associated building and furniture, fixtures and equipment being placed in service.

Property charges and other was $29.6 million for the year ended December 31, 2017, compared to $54.8 million for the same period of 2016. During the year ended December 31, 2017, we incurred $12.6 million and $6.7 million at Wynn Palace and Wynn Macau, respectively, primarily due to abandonment charges and asset retirements associated with various renovation projects and estimated costs related to property damage caused by a typhoon that impacted Macau. In addition, we incurred $10.6 million in charges from our Las Vegas Operations primarily related to miscellaneous renovations. During the year ended December 31, 2016, we incurred a $15.5 million exit fee for the right to procure energy for our Las Vegas Operations from the wholesale energy markets instead of from the local public electric utility, $14.1 million for the write-down of the carrying value to the purchase price of an aircraft we sold in January 2017, $10.1 million in abandonment charges related to current construction of additional retail space at our Las Vegas Operations and $5.5 million for the write-off of show production costs due to the closing of Steve Wynn's ShowStoppers in December 2016.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Years Ended December 31,
	2017	2016	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$407,098	$383,497	6.2
Capitalized interest	(18,434)	(94,132)	(80.4)
	$388,664	$289,365	34.3

Weighted average total debt balance	$10,031,005	$9,564,845
Weighted average interest rate	4.06%	4.00%

Interest cost increased $23.6 million for the year ended December 31, 2017, compared to the same period of 2016, primarily due to an increase in our weighted average total debt balance from borrowings under the Wynn America Credit Facilities. Capitalized interest decreased $75.7 million for the year ended December 31, 2017, compared to the same period of 2016, primarily due to the completion of Wynn Palace construction activities in August 2016 and a $25.6 million out-of-period adjustment recorded in the first quarter of 2016. During the first quarter of 2016, we corrected immaterial amounts of additional interest that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014.

Other non-operating income and expenses

We incurred a loss of $59.7 million and a gain of $65.0 million for the years ended December 31, 2017 and 2016, respectively, from the change in fair value of the Redemption Note. The change in fair value was a result of changes in certain variables used to calculate the estimated fair value. For further information on the fair value of the Redemption Note, see Item 8—"Financial Statements and Supplementary Data," Note 2, "Summary of Significant Accounting Policies."

We incurred a loss of $55.4 million on the extinguishment of debt for the year ended December 31, 2017. During the year ended December 31, 2017, we completed a cash tender offer and subsequent redemption of our 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes") and issued our 5 1/4% Senior Notes due 2027 (the "2027 WLV Notes"). We also completed a cash tender offer and subsequent redemption of our 5 1/4% Senior Notes ("2021 Notes") and issued our 4 7/8% Senior Notes due 2024 (the "2024 WML Notes") and 5 1/2% Senior Notes due 2027 (the "2027 WML Notes"), together (the "WML Notes"). We recorded losses on extinguishment of debt of $20.8 million in connection with the 2022 Notes and 2027 WLV Notes transactions and $33.1 million in connection with the WML Notes transactions. Additionally, in connection with an amendment of our Wynn America credit facilities, we recorded a loss on extinguishment of debt of $1.5 million. We incurred no losses from the extinguishment of debt for the year ended December 31, 2016.

Interest income was $31.2 million for the year ended December 31, 2017, compared to $13.5 million for the same period of 2016. During the years ended December 31, 2017 and 2016, our short-term investment strategy was to preserve capital while retaining sufficient liquidity. The majority of our short-term investment amounts were in time deposits, fixed deposits and money market accounts with maturities of three months or less.

We incurred losses of $21.7 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively, from foreign currency remeasurements. The losses were primarily due to the impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities.

Income Taxes
For the years ended December 31, 2017 and 2016, we recorded a tax benefit of $329.0 million and a tax expense of $8.1 million, respectively. Our income tax benefit for the year ended December 31, 2017 primarily relates to a provisional tax benefit of $339.9 million resulting from the impact of U.S. tax reform on the Company's deferred taxes. Our income tax expense for the year ended December 31, 2016 primarily related to an increase in our deferred tax liabilities.
Wynn Macau SA received a five-year exemption from the Macau Complementary Tax on casino gaming profits through December 31, 2020. For the years ended December 31, 2017 and 2016, we were exempt from the payment of $63.0 million and $27.3 million, respectively, in such taxes. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau special gaming tax and other levies together totaling 39% in accordance with our concession agreement.
In August 2016, Wynn Macau SA received an extension of its agreement with the Macau government that provides for an annual payment of 12.8 million Macau patacas (approximately $1.6 million) as complementary tax due by stockholders on dividend distributions. This agreement on dividends is effective through December 31, 2020.
We have participated in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP") for the 2012 through 2017 tax years and will continue to participate in the IRS CAP for the 2018 tax year. In February 2017 and 2018, the IRS completed an examination of our 2015 and 2016 U.S. tax return, respectively, and had no changes.

In March 2017, the Financial Services Bureau commenced an examination of the 2013 and 2014 Macau income tax returns of Wynn Macau SA. As of December 31, 2017, based upon the current status of the examination, we believe no changes to the unrecognized tax benefits are required.

In July 2017, the Financial Services Bureau commenced an examination of the 2013 and 2014 Macau income tax returns of Palo Real Estate Company Limited ("Palo"), a subsidiary of Wynn Macau SA. In February 2018, the Financial Services Bureau concluded its examination with no changes.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $142.1 million for the year ended December 31, 2017, compared to $60.5 million for the year ended December 31, 2016. These amounts are primarily related to the noncontrolling interests' share of net income from WML.

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
(1) Wynn Palace opened on August 22, 2016.

Net revenues increased 9.6%, or $390.4 million, to $4.47 billion for the year ended December 31, 2016, from $4.08 billion for the same period of 2015. The increase was primarily due to $583.3 million from Wynn Palace and an increase of $6.1 million from our Las Vegas Operations, partially offset by a decrease of $199.0 million from Wynn Macau.

The following table presents net revenues from our casino revenues and non-casino revenues (dollars in thousands):

	Years Ended December 31,
	2016	2015	Percent Change
Net revenues
Casino revenues	$3,268,141	$2,932,419	11.4
Non-casino revenues	1,198,156	1,143,464	4.8
	$4,466,297	$4,075,883	9.6

Casino revenues were 73.2% of total net revenues for the year ended December 31, 2016, compared to 71.9% of total net revenues for the same period of 2015, while non-casino revenues were 26.8% of total net revenues, compared to 28.1% for the same period of 2015.

Casino Revenues

Casino revenues increased 11.4%, or $335.7 million, to $3.27 billion for the year ended December 31, 2016, from $2.93 billion in the same period of 2015. The increase was primarily due to casino revenues of $519.9 million from Wynn Palace, partially offset by a $177.7 million decrease from Wynn Macau. The decline in casino revenues from Wynn Macau was driven by a decrease in business volumes from both our VIP and mass market operations, with decreases in VIP turnover of 18.8%, table drop of 5.6% and slot handle of 14.5%. The business volume decrease for Wynn Macau was primarily driven by the impact from the economic and political conditions in Macau and China, as well as from resort openings in the Cotai area of Macau, including Wynn Palace. We experienced a VIP win as a percentage of turnover of 3.29% for the year ended December 31, 2016, compared to 2.87% for the same period of 2015, which partially offset the business volume decrease in our VIP operations.

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

Non-casino revenues

Non-casino revenues increased 4.8%, or $54.7 million, to $1.20 billion for the year ended December 31, 2016, from $1.14 billion for the same period of 2015, primarily due to the opening of Wynn Palace during the third quarter of 2016 and an increase of 5.7% in room revenue from our Las Vegas Operations, partially offset by a 14.4% decrease in non-casino revenues at Wynn Macau.

Room revenues increased 12.0%, or $64.8 million, to $603.3 million for the year ended December 31, 2016, from $538.5 million for the same period of 2015, primarily due to $54.8 million from Wynn Palace and an increase of $23.5 million from our Las Vegas Operations, partially offset by a decrease of $13.5 million from Wynn Macau. The increase experienced by our Las Vegas Operations was driven by an ADR increase of 3.9% while the decrease from Wynn Macau was the result of an ADR decline of 9.3% and a 2.1 percentage point decrease in occupancy.

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
(2)    Wynn Palace opened on August 22, 2016.

Food and beverage revenues increased 0.7%, or $4.4 million, to $601.5 million for the year ended December 31, 2016, from $597.1 million for the same period of 2015, primarily due to $27.1 million from Wynn Palace, partially offset by decreases of $12.0 million and $10.7 million from our Las Vegas Operations and Wynn Macau, respectively. The decrease at our Las Vegas Operations was primarily due to a decline in revenues at our nightclubs and the decrease from Wynn Macau was mainly from a decline in revenues at our restaurants.

Entertainment, retail and other increased 3.7%, or $12.8 million, to $363.4 million for the year ended December 31, 2016, from $350.6 million for the same period of 2015, primarily due to $38.0 million from Wynn Palace, partially offset by a $19.3 million decrease in revenue from retail shops at Wynn Macau.

Promotional allowances increased 8.0%, or $27.3 million, to $370.1 million for the year ended December 31, 2016, from $342.7 million for the same period of 2015. As a percentage of total casino revenues, promotional allowances were 11.3% for the year ended December 31, 2016, compared to 11.7% for the same period of 2015.

Operating expenses

Operating expenses increased 15.4%, or $527.6 million, to $3.94 billion for the year ended December 31, 2016, from $3.42 billion for the same period of 2015, driven primarily by increases in casino expenses of $217.1 million, general and administrative expenses of $83.3 million, depreciation and amortization of $82.1 million and pre-opening expenses of $77.1 million, all primarily due to the opening of Wynn Palace.

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

Entertainment, retail and other expenses increased 2.4%, or $3.7 million, to $161.1 million for the year ended December 31, 2016, from $157.4 million in the same period of 2015. The increase was primarily due to $8.9 million from Wynn Palace, partially offset by a decrease of $4.8 million from Wynn Macau.

General and administrative expenses increased 17.9%, or $83.3 million, to $548.1 million for the year ended December 31, 2016, from $464.8 million in the same period of 2015. The increase was primarily due to $73.9 million from Wynn Palace, as well as increases in general and administrative expenses from our Las Vegas Operations and corporate related expenses.

Provision for doubtful accounts decreased 26.2%, or $2.9 million, to $8.2 million for the year ended December 31, 2016, from $11.1 million for the same period of 2015. The change in the provision was primarily due to increased collections of certain casino accounts receivable at Wynn Macau.

Pre-opening expenses were $154.7 million for the year ended December 31, 2016, compared to $77.6 million for the same period of 2015. During the year ended December 31, 2016, we incurred pre-opening expenses of $129.8 million related to Wynn Palace, $22.7 million related to Wynn Boston Harbor and $2.3 million related to our Las Vegas Operations. During the year ended December 31, 2015 we incurred pre-opening expenses of $55.1 million and $22.6 million related to Wynn Palace and Wynn Boston Harbor, respectively.

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

Property charges and other was $54.8 million for the year ended December 31, 2016, compared to $10.5 million for the same period of 2015. During the year ended December 31, 2016, we incurred a $15.5 million exit fee for the right to procure energy for our Las Vegas Operations from the wholesale energy markets instead of from the local public electric utility and $14.1 million for the write-down of the carrying value of the purchase price of an aircraft we sold in January 2017. In addition, we incurred expenses of $10.1 million in abandonment charges related to current construction of additional retail space at our Las Vegas Operations and $5.5 million for the write-off of show production costs due to the closing of Steve Wynn's ShowStoppers in December 2016.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Years Ended December 31,
	2016	2015	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$383,497	$354,233	8.3
Capitalized interest	(94,132)	(53,327)	76.5
	$289,365	$300,906	(3.8)

Weighted average total debt balance	$9,564,845	$8,214,598
Weighted average interest rate	4.00%	4.30%

Interest cost increased $29.3 million for the year ended December 31, 2016, compared to the same period of 2015, primarily due to an increase in our weighted average total debt balance, partially offset by a decrease in our weighted average interest rate. Capitalized interest increased $40.8 million for the year ended December 31, 2016, primarily due to the $25.6 million correction of an immaterial amount during 2016 as well as the construction of Wynn Palace. During the first quarter of 2016, we corrected immaterial amounts of additional interest that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014. Had these amounts been corrected in the appropriate periods, the capitalized interest for the year ended December 31, 2015, would have been $21.9 million higher. For further information, see Item 8—"Financial Statements and Supplementary Data," Note 2, "Summary of Significant Accounting Policies."

Other non-operating income and expenses

We incurred gains of $65.0 million and $52.0 million for the years ended December 31, 2016 and 2015, respectively, from the change in fair value of the Redemption Note. The change in fair value was a result of changes in certain variables used to calculate its estimated fair value.

We incurred a loss of $126.0 million from the extinguishment of debt for the year ended December 31, 2015, in connection with the cash tender offer for the 7 7/8% First Mortgage Notes due May 1, 2020 and the 7 3/4% 2020 First Mortgage Notes due August 15, 2020 (together the "2020 Notes"), subsequent redemption of the untendered 2020 Notes and the amendment of our Wynn Macau Credit Facilities. In connection with the tender offer and subsequent redemption of the 2020 Notes, we recorded a loss on the extinguishment of debt of $123.9 million. In connection with the amendment of the Wynn Macau Credit Facilities, we expensed $2.1 million of unamortized debt issuance costs. We incurred no loss on extinguishment of debt for the year ended December 31, 2016.

We incurred a gain of $0.4 million and a loss of $5.3 million from the change in the fair value of our interest rate swaps for the years ended December 31, 2016 and 2015, respectively.

Interest income was $13.5 million for the year ended December 31, 2016, compared to $7.2 million for the same period of 2015. During the years ended December 31, 2016 and 2015, our short-term investment strategy was to preserve capital while retaining sufficient liquidity. The majority of our short-term investment amounts were in fixed deposits and money market accounts with a maturity of three months or less.

Income Taxes

For the years ended December 31, 2016 and 2015, we recorded a tax expense of $8.1 million and $7.7 million, respectively, primarily related to an increase in our deferred tax liabilities.

For the years ended December 31, 2016 and 2015, we were exempt from the payment of $27.3 million and $41.6 million, respectively, under our exemption from the Macau Complementary Tax on gaming profits. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau special gaming tax and other levies together totaling 39% in accordance with our concession agreement.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $60.5 million for the year ended December 31, 2016, compared to $86.2 million for the year ended December 31, 2015. These amounts are primarily related to the noncontrolling interests' share of net income from WML.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, loss on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 8—"Financial Statements and Supplementary Data," Note 15, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income attributable to Wynn Resorts, Limited.

	Years Ended December 31,
	2017	2016	2015
Wynn Macau	$760,752	$681,509	$708,623
Wynn Palace (1)	$527,583	$103,036	$—
Las Vegas Operations	$522,397	$474,782	$477,166
(1) Wynn Palace opened on August 22, 2016.

Adjusted Property EBITDA at Wynn Macau increased 11.6% for the year ended December 31, 2017, compared to the same period of 2016, primarily due to improved VIP operations driven by a year-over-year increase in VIP turnover. Adjusted Property EBITDA at Wynn Macau decreased 3.8% for the year ended December 31, 2016, compared to the same period of 2015, primarily due to casino revenue performance driven by year-over-year declines in VIP turnover, table drop and slot machine handle.

Adjusted Property EBITDA at Wynn Palace was $527.6 million for the year ended December 31, 2017, compared to $103.0 million for the same period of 2016. Although the ramp up of Wynn Palace continues to be impacted by construction surrounding the property, we experienced significant business volume increases in both VIP and mass market operations during 2017, its first full year of operations. VIP turnover increased 18.5%, 39.9% and 47.0%, for the three months ended December 31, 2017, compared to the three months ended September 30, 2017, June 30, 2017 and March 31, 2017, respectively. Table drop increased 29.8%, 54.3% and 46.1%, for the three months ended December 31, 2017, compared to the three months ended September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

Adjusted Property EBITDA at our Las Vegas Operations increased 10.0% for the year ended December 31, 2017, compared to the same period of 2016, primarily due to improved casino operations and food and beverage operations. Adjusted Property EBITDA at our Las Vegas Operations was relatively flat for the year ended December 2016, compared to the same period of 2015.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Cash Flows - Summary

Our cash flows were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$1,876,577	$970,546	$572,813
Net cash used in investing activities	(957,633)	(1,288,250)	(1,891,558)
Net cash (used in) provided by financing activities	(563,712)	691,866	1,216,258
Effect of exchange rate on cash	(3,880)	(1,129)	412
Increase (decrease) in cash and cash equivalents	$351,352	$373,033	$(102,075)

Operating Activities

Our operating cash flows primarily consist of the operating income generated by our Macau and Las Vegas Operations (excluding depreciation and amortization and other non-cash charges), interest paid and earned, and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Our table games play both in Macau and Las Vegas is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers who gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted on a cash and credit basis. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivable.

Net cash provided by operations for the year ended December 31, 2017 was $1.88 billion, compared to $970.5 million for the same period of 2016. The increase was primarily due to the operations of Wynn Palace, which generated $424.5 million of additional Adjusted Property EBITDA, and a $292.8 million increase in customer deposits.

Net cash provided by operations for the year ended December 31, 2016 was $970.5 million, compared to $572.8 million for the same period of 2015. The increase was primarily due to an increase in customer deposits of $276.0 million and a change in working capital accounts from our Macau Operations.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $957.6 million, which was primarily attributable to $935.5 million in capital expenditures, net of construction payables and retention, with $572.8 million related to Wynn Boston Harbor and $150.9 million related to our Macau Operations.

Net cash used in investing activities for the year ended December 31, 2016 was $1.29 billion, which was primarily attributable to $1.23 billion in capital expenditures, net of construction payables and retention, with $838.3 million related to Wynn Palace and $212.2 million related to Wynn Boston Harbor.

Net cash used in investing activities for the year ended December 31, 2015 was $1.89 billion, which was primarily attributable to $1.92 billion in capital expenditures, net of construction payables and retention, with $1.57 billion related to Wynn Palace.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2017 was $563.7 million, which was primarily attributable to net repayments of $340.2 million under our Wynn Macau Credit Facilities, $320.8 million for dividend payments and $91.2 million for the payment of financing costs, partially offset by $180.0 million in proceeds received from Crown for assets contributed to the Retail Joint Venture.

Net cash provided by financing activities for the year ended December 31, 2016 was $691.9 million, which was primarily attributable to borrowings of $930.0 million under our Wynn America Credit Facilities and proceeds of $217.0 million from the sale of a 49.9% ownership interest in a subsidiary, partially offset by dividend payments of $325.2 million.

Net cash provided by financing activities was $1.22 billion for the year ended December 31, 2015, which was primarily attributable to net borrowings of $1.62 billion under our amended Wynn Macau Credit Facilities, partially offset by dividend payments of $499.1 million. We also issued the $1.8 billion 5 1/2% Senior Notes due 2025 (the "2025 Notes") and used the proceeds to extinguish $1.6 billion of our 2020 Notes.

Capital Resources

As of December 31, 2017, we had approximately $2.80 billion of cash and cash equivalents and $327.5 million of available-for-sale investments in domestic and foreign debt securities. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with original maturities of less than 90 days. Of these amounts, WML and its subsidiaries (of which we own approximately 72%) held $670.3 million in cash and cash equivalents. If our portion of this cash and cash equivalents were repatriated to the U.S. on December 31, 2017, it would be subject to minimal U.S. taxes in the year of repatriation. Wynn America and Wynn Las Vegas, LLC held cash balances of $142.5 million and $244.6 million, respectively. Wynn Resorts, Limited (including its subsidiaries other than WML, Wynn America and Wynn Las Vegas, LLC), which is not a guarantor of the debt of its subsidiaries, held $1.75 billion and $327.5 million of cash and available-for-sale investments, respectively.

The following table summarizes our outstanding borrowings and available borrowing capacity under our credit facilities as of December 31, 2017 (in thousands):

	Facility Borrowing Capacity	Borrowings Outstanding	Letters of Credit Outstanding	Facility Availability
Macau Related:
Wynn Macau Credit Facilities (1):
Senior Term Loan Facility	$2,298,798	$2,298,798	$—	$—
Senior Revolving Credit Facility	748,287	—	—	748,287
WML Finance Credit Facility (2)	495,152	—	—	495,152

U.S. Related:
Wynn America Credit Facilities (3):
Senior Term Loan Facility	1,000,000	1,000,000	—	—
Senior Revolving Credit Facility	375,000	—	17,689	357,311
Total credit facilities	$4,917,237	$3,298,798	$17,689	$1,600,750

(1)
Our Macau related credit facilities include a $2.30 billion equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan Facility") and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility," and together with the Wynn Macau Senior Term Loan Facility, the "Wynn Macau Credit Facilities"). The borrower is Wynn Macau SA, an indirect wholly owned subsidiary of WML, and borrowings consist of both United States dollar and Hong Kong dollar tranches. Wynn Macau SA has the ability to upsize the Wynn Macau Credit Facilities by an additional $1 billion in equivalent senior secured loans upon its satisfaction of various conditions.

(2)
Our Macau related credit facilities include a HK$3.87 billion (approximately $495.2 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility") under which WML Finance I, Limited, an indirect wholly owned subsidiary of WML, is the borrower.

(3)
Our U.S. related credit facilities consist of an $875 million fully funded senior secured term loan facility (the "WA Senior Term Loan Facility I"), a $125 million fully funded senior term loan facility (the "WA Senior Term Loan Facility II") and a $375 million senior secured revolving credit facility (the "WA Senior Revolving Credit Facility," and collectively, the "Wynn America Credit Facilities"), under which Wynn America, an indirect wholly owned subsidiary of the Company, is the borrower.

We expect that our future cash needs will relate primarily to operations, funding of development projects and enhancements to our operating resorts, debt service and retirement and general corporate purposes. We expect to meet our cash needs including our contractual obligations with future anticipated cash flow from operations, availability under our bank credit facilities and our existing cash balances. We intend to primarily fund our current development project, Wynn Boston Harbor, with the available borrowing capacity under our Wynn America Credit Facilities.

Macau Related Debt

Our Macau related debt consists of senior notes, the Wynn Macau Credit Facilities and the WML Finance Credit Facility.

2024 WML Notes. On September 20, 2017, WML issued the $600 million 2024 WML Notes pursuant to an indenture, dated as of September 20, 2017, between WML and Deutsche Bank Trust Company Americas, as trustee (the "2024 WML Indenture").  The 2024 WML Notes will mature on October 1, 2024 and bear interest at the rate of 4 7/8% per annum. At any time prior to October 1, 2020, WML may redeem the 2024 WML Notes, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the WML 2024 Notes or (b) a "make-whole" amount as determined by an independent investment banker in accordance with the terms of the 2024 WML Indenture. In either case, the redemption price would include accrued and unpaid interest. In addition, at any time prior to October 1, 2020, WML may use the net cash proceeds from certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2024 WML Notes at a redemption price equal to 104.875% of the aggregate principal amount of the 2024 WML Notes. On or after October 1, 2020, WML may redeem the 2024 WML Notes, in whole or in part, at a premium decreasing annually from 102.438% of the principal amount to 100% of the principal amount, plus accrued and unpaid interest.

2027 WML Notes. On September 20, 2017, WML issued the $750 million 2027 WML Notes pursuant to an indenture, dated as of September 20, 2017, between WML and Deutsche Bank Trust Company Americas, as trustee (the "2027 WML Indenture" and together with the 2024 WML Indenture, the "WML Indentures"). The 2027 WML Notes bear interest at the rate of 5 1/2% per annum and mature on October 1, 2027. At any time prior to October 1, 2022, WML may redeem the 2027 WML Notes, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the 2027 WML

Notes or (b) a "make-whole" amount as determined by an independent investment banker in accordance with the terms of the 2027 WML Indenture. In either case, the redemption price would include accrued and unpaid interest. In addition, at any time prior to October 1, 2020, WML may use the net cash proceeds from certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2027 WML Notes, at a redemption price equal to 105.5% of the aggregate principal amount of the 2027 WML Notes. On or after October 1, 2022, WML may redeem the 2027 WML Notes, in whole or in part, at a premium decreasing annually from 102.75% of the principal amount to 100% of the principal amount, plus accrued and unpaid interest.

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

Upon the occurrence of (1) any event after which none of WML or any of its subsidiaries have such licenses, concessions, subconcessions or other permits or authorizations as necessary to conduct gaming activities in substantially the same scope as it does on the date of the WML Notes issuance, for a period of ten consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties, or results of operations of WML and its subsidiaries, taken as a whole, or (2) the termination, rescission, revocation or modification of any such licenses, concessions, subconcessions or other permits or authorizations which has had a material adverse effect on the financial condition, business, properties, or results of operations of WML and its subsidiaries, taken as a whole, each holder of the WML Notes will have the right to require WML to repurchase all or any part of such holders' WML Notes at a purchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

The WML Notes are WML's general unsecured obligations and rank pari passu in right of payment with all of WML's existing and future senior unsecured indebtedness; will rank senior to all of WML's future subordinated indebtedness, if any; will be effectively subordinated to all of WML's future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML's subsidiaries, including the Wynn Macau Credit Facilities and the WML Finance Credit Facility. The WML Notes are not registered under the Securities Act of 1933, as amended (the "Securities Act"), and the WML Notes are subject to restrictions on transferability and resale.

The WML Indentures contain covenants limiting WML's (and certain of its subsidiaries') ability to, among other things: merge or consolidate with another company; transfer or sell all or substantially all of its properties or assets; and lease all or substantially all of its properties or assets. The terms of the WML Indentures contain customary events of default, including, but not limited to: default for 30 days in the payment of interest when due on the WML Notes; default in the payment of the principal, or premium, if any, when due on the WML Notes; failure to comply with any payment obligations relating to the repurchase by WML of the WML Notes upon a change of control; failure to comply with certain covenants in the WML Indentures; certain defaults on certain other indebtedness; failure to pay judgments against WML or certain subsidiaries that, in the aggregate, exceed $50.0 million; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency, all WML Notes then outstanding will become due and payable immediately without further action or notice.

Wynn Macau Credit Facilities. The Wynn Macau Senior Term Loan Facility is repayable in graduating installments of 2.50% to 7.33% of the principal amount on a quarterly basis commencing in December 2018, with a final installment of 50% of the principal amount repayable in September 2021. The Wynn Macau Senior Revolving Credit Facility will mature in September 2020, at which time any outstanding borrowings must be repaid. The Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.50% to 2.25% per annum based on Wynn Macau SA's Leverage Ratio (as defined in the Wynn Macau Credit Facilities). The commitment fee required to be paid for unborrowed amounts under the Wynn Macau Senior Revolving Credit Facility, if any, is between 0.52% and 0.79%, per annum, based on Wynn Macau SA's Leverage Ratio. The annual commitment fee is payable quarterly in arrears and is calculated based on the daily average of the unborrowed amounts.

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

The Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sale and leaseback transactions, the ability to dispose of assets, and making loans or other investments. In addition, Wynn Macau SA is required by the financial covenants to maintain a Leverage Ratio of not greater than 5.25 to 1 for the fiscal year ending December 31, 2017, and an Interest Coverage Ratio (as defined in the Wynn Macau Credit Facilities) of not less than 2.00 to 1 at any time.

Borrowings under the Wynn Macau Credit Facilities will continue to be guaranteed by Palo, and by certain subsidiaries of the Company that own equity interests in Wynn Macau SA, and are secured by substantially all of the assets of Wynn Macau SA and Palo, and the equity interests in Wynn Macau SA. Borrowings under the Wynn Macau Credit Facilities are not guaranteed by the Company or WML.

In connection with the gaming concession contract of Wynn Macau SA, Wynn Macau SA entered into a Bank Guarantee Reimbursement Agreement with BNU for the benefit of the Macau government. This guarantee assures Wynn Macau SA's performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement and the payment of any gaming taxes. As of December 31, 2017, the guarantee was in the amount of MOP 300 million (approximately $37.3 million) and will remain at such amount until 180 days after the end of the term of the concession agreement (2022). BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Wynn Macau Credit Facilities, Wynn Macau SA is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee of MOP 2.3 million (approximately $0.3 million).

WML Finance Credit Facility. Borrowings under the WML Finance Credit Facility are in Hong Kong dollars and are used for working capital requirements and general corporate purposes. The WML Finance Credit Facility matures in July 2018, at which time any outstanding borrowings must be repaid. The WML Finance Credit Facility bears interest initially at 1.50% per annum, such rate calculated as the interest rate paid by the lender as the deposit bank for the cash collateral deposited and pledged with the lender plus a margin of 0.40%. Under terms of the agreement, mandatory repayment is required upon a Change in Control or Material Adverse Effect, as defined in the agreement.

U.S. and Corporate Related Debt

Our U.S. related debt consists of senior notes and the Wynn America Credit Facilities. The Corporate related debt consists of the Redemption Note.

Notes. Our senior notes rank pari passu in right of payment.

2023 Notes. In May 2013, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts ("Capital Corp." and, together with Wynn Las Vegas, LLC, the "Issuers"), issued the $500 million 4 1/4% Senior Notes due 2023 (the "2023 Notes") pursuant to an indenture, dated as of May 22, 2013 (the "2023 Indenture"), among the Issuers, the Guarantors (as defined below), and the U.S. Bank National Association, as trustee (the "Trustee"). The 2023 Notes will mature on May 30, 2023 and bear interest at the rate of 4 1/4% per annum. The Issuers may, at their option, redeem the 2023 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for the 2023 Notes that are redeemed before February 28, 2023 will include a "make-whole" premium, plus accrued and unpaid interest. In the event of a change of control triggering event (as defined in the 2023 Indenture), the Issuers will be required to offer to repurchase the 2023 Notes at 101% of the principal amount, plus accrued and unpaid interest.

On February 16, 2018, the Issuers commenced a solicitation of consents (the "Consent Solicitation") for a proposed amendment (the "Proposed Amendment") to the 2023 Indenture. The Proposed Amendment would conform the definition of change of control relating to ownership of equity interests in the Company to the terms of the indentures governing the 2025 Notes and 2027 WLV Notes. Adoption of the Proposed Amendment requires the consent of holders of a majority in aggregate principal amount of the 2023 Notes. The Consent Solicitation will expire on March 6, 2018.
2025 Notes. In February 2015, the Issuers issued the $1.8 billion 2025 Notes pursuant to an indenture, dated as of February 18, 2015 (the "2025 Indenture"), among the Issuers, Guarantors (as defined below) and the Trustee. The 2025 Notes will mature on March 1, 2025 and bear interest at the rate of 5 1/2% per annum. The Issuers may, at their option, redeem the 2025 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for the 2025 Notes that are redeemed before December 1, 2024 will include a "make-whole" premium, plus accrued and unpaid interest. In the event of a change of control triggering event (as defined in the 2025 Indenture), the Issuers will be required to offer to repurchase the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.

2027 WLV Notes. In May 2017, the Issuers issued the $900 million 2027 WLV Notes pursuant to an indenture, dated as of May 11, 2017 (the "2027 Indenture"), among the Issuers, the Guarantors (as defined below) and the Trustee. The 2027 WLV Notes will mature on May 15, 2027 and bear interest at the rate of 5 1/4% per annum. The Issuers may, at their option, redeem the 2027 WLV Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for the 2027 WLV Notes that are redeemed before February 15, 2027 will include a "make-whole" premium, plus accrued and unpaid interest. In the event of a change of control triggering event (as defined in the 2027 Indenture), the Issuers will be required to offer to repurchase the 2027 WLV Notes at 101% of the principal amount, plus accrued and unpaid interest.

Each of the 2023 Notes, 2025 Notes and 2027 WLV Notes are senior obligations of the Issuers and are unsecured, except for the first priority pledge by Wynn Las Vegas Holdings, LLC of its equity interests in Wynn Las Vegas, LLC. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes, 2025 Notes and 2027 WLV Notes will be released.

Each of the 2023 Notes, 2025 Notes and 2027 WLV Notes are jointly and severally guaranteed by all of the Issuers' subsidiaries, other than Capital Corp., which was a co-issuer (the "Guarantors"). The guarantees are senior unsecured obligations and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Issuers' subsidiaries that are not so subordinated and will be effectively subordinated in right of payment to all of such existing and future secured debt (to the extent of the collateral securing such debt).

Each of the 2023 Indenture, 2025 Indenture and 2027 Indenture contains negative covenants and financial covenants, including, but not limited to, covenants limiting the Issuers' and the Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The 2027 Indenture also provides that Wynn America may assume all of Wynn Las Vegas, LLC's obligations under the 2027 Indenture and the 2027 WLV Notes if certain conditions set forth in the 2027 Indenture are met.

Events of default under each of the 2023 Indenture, 2025 Indenture and 2027 Indenture include, among others, the following: default for 30 days in the payment of interest when due on the applicable notes; default in payment of the principal, or premium, if any, when due on the applicable notes; failure to comply with certain covenants in the applicable indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or Guarantors, all notes then outstanding will become due and payable immediately without further action or notice.

Each of the 2023 Notes, 2025 Notes and 2027 WLV Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

Wynn America Credit Facilities. On April 24, 2017, we amended the Wynn America Credit Facilities to, among other things, extend the maturity of portions of the credit facilities. Of the $875 million WA Senior Term Loan Facility I, $69.6 million matures in November 2020 with repayments in quarterly installments of $1.7 million commencing in June 2018 and a final installment of $52.2 million in November 2020, and $805.4 million matures in December 2021 with repayment in quarterly installments of $20.1 million commencing in March 2020 and a final installment of $664.5 million in December 2021. The WA Senior Term Loan Facility II matures in December 2021 with no required repayments until maturity in December 2021. Of the $375 million WA Senior Revolving Credit Facility, $42 million matures in November 2019 and $333 million matures in December 2021.

Subject to certain exceptions, the Wynn America Credit Facilities bear interest at either base rate plus 0.75% per annum or the reserve adjusted Eurodollar rate plus 1.75% per annum. The annual fee required to pay for unborrowed amounts, if any, is 0.30% per annum, payable quarterly in arrears, calculated based on the daily average of the unborrowed amounts under such credit facilities.

The Wynn America Credit Facilities contain customary representations and warranties, events of default and negative and affirmative covenants, including, among other things, limitations on: indebtedness; investments; restricted payments; mergers and acquisitions; payment of indebtedness; negative pledges; liens; transactions with affiliates and sales of assets. In addition, Wynn America is subject to financial covenants, including maintaining a Maximum Consolidated Senior Secured Net Leverage Ratio and a Minimum Consolidated EBITDA, each as defined in the Wynn America Credit Facilities. Commencing with the second full fiscal quarter ending after the fiscal quarter in which Wynn Boston Harbor opens, the Maximum Consolidated

Senior Secured Net Leverage Ratio is not to exceed 2.75 to 1. Commencing with the fiscal quarter ending December 31, 2015, the Minimum Consolidated EBITDA is not to be less than $200.0 million.

We provided a completion guaranty in favor of the lenders under the Wynn America Credit Facilities to support the development and opening of Wynn Boston Harbor. Wynn America and the guarantors have entered into a security agreement (as amended from time to time) in favor of the lenders under the Wynn America Credit Facilities pursuant to which, subject to certain exceptions, Wynn America and the guarantors have pledged all equity interests in the guarantors to the extent permitted by applicable law and granted a first priority security interest in substantially all of the other existing and future assets of the guarantors.

Redemption Note. Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, we redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock. Following a finding of "unsuitability," our articles of incorporation authorize redemption at "fair value" of the shares held by unsuitable persons. Pursuant to the articles of incorporation, we issued the Redemption Note to Aruze, a former stockholder and related party, in redemption of the shares. The Redemption Note has a principal amount of approximately $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. We may, in our sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note, is subordinated to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature. Aruze, Universal Entertainment Corporation and Kazuo Okada have challenged the redemption of Aruze's shares and we are currently involved in litigation with those parties as well as related stockholder derivative litigation. The outcome of these various proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. See Item 1A—Risk Factors and Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies."

Other Factors Affecting Liquidity

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn America and Wynn Macau SA debt instruments contain customary negative covenants and financial covenants, including, but not limited to, covenants that restrict their ability to pay dividends or distributions to any direct or indirect subsidiaries.

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

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies."

Our Board of Directors has authorized an equity repurchase program. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of December 31, 2017, we had $1.0 billion in repurchase authority under the program.

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

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives, except for interest rate swaps entered into in the past to manage interest rate risk associated with variable rate borrowings and foreign currency forward contracts. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of December 31, 2017, we had outstanding letters of credit totaling $17.7 million.

Contractual Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2017 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$62,690	$899,695	$4,272,856	$4,550,000	$9,785,241
Fixed interest payments	276,729	553,458	553,458	682,291	2,065,936
Estimated variable interest payments (1)	102,185	188,901	52,383	—	343,469
Construction contracts and commitments	596,699	267,358	—	—	864,057
Operating leases	18,052	29,532	22,617	69,045	139,246
Capital leases	989	1,978	1,978	67,732	72,677
Employment agreements	65,791	64,132	7,690	—	137,613
Other (2) (3)	175,493	162,075	65,105	4,000	406,673
Total contractual commitments	$1,298,628	$2,167,129	$4,976,087	$5,373,068	$13,814,912

(1)	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates as of December 31, 2017. Actual rates will vary.

(2)
Other includes open purchase orders, future charitable contributions, fixed gaming tax payments in Macau, performance contracts and other contracts. As further discussed in Item 8—"Financial Statements and Supplementary Data," Note 13, "Income Taxes," we had $95.2 million of unrecognized tax benefits as of December 31, 2017. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2017.

(3)
Other excludes community payments associated with the continuing operations of Wynn Boston Harbor, which commence upon the opening of the resort. These amounts are approximately $10.6 million per year with minimal annual increases.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP involves the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements. Certain of our accounting policies require management to apply significant judgment in defining the appropriate assumptions integral to financial estimates and on an ongoing basis, management evaluates those estimates. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

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

During the construction and development stage, direct costs such as those incurred for the design and construction of our resorts, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during construction periods. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. We determine the estimated useful lives based on our experience with similar assets, estimates of the usage of the asset and other factors specific to the asset. Depreciation expense related to capitalized construction costs and fixed assets commence when the related assets are placed in service. The remaining estimated useful lives of assets are periodically reviewed and adjusted as necessary.

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

Redemption Price Promissory Note

We record the Redemption Note at its fair value in accordance with applicable accounting guidance. As of December 31, 2017 and 2016, the fair value of the Redemption Note was $1.88 billion and $1.82 billion, respectively. We utilized an independent third party valuation to assist in the determination of this fair value. In determining this fair value, we estimated the Redemption Note's present value using discounted cash flows with a probability-weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with the risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with the Okada Parties (Item 8—"Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies."); the outcome of ongoing investigations of Aruze by the United States Attorney's Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, we considered our ability, at our sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, we reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

In determining the appropriate discount rate to be used in the estimated present value, the Redemption Note's subordinated position and credit risk relative to all other debt in our capital structure and credit ratings associated with our traded debt were considered. Observable inputs for the risk-free rate based on Federal Reserve rates for U.S. Treasury securities and credit risk spread based on a yield curve index of similarly rated debt were used.

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relates to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at our Las Vegas Operations. While offered, the issuance of credit at our Macau Operations is less significant when compared to Las Vegas. Our goal is to maintain strict controls over the issuance of credit and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and litigation. Markers issued at our Las Vegas Operations are generally legally enforceable instruments in the United States, and United States assets of foreign customers may be used to satisfy judgments entered in the United States.

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

As of December 31, 2017 and 2016, 81.7% and 88.1%, respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. In addition to enforceability issues, the collectability of markers given to foreign customers is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers' home countries.

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

The following table presents key statistics related to our casino accounts receivable (dollars in thousands):

	December 31,
	2017	2016
Casino accounts receivable	$173,664	$211,557
Allowance for doubtful casino accounts receivable	$28,841	$53,860
Allowance as a percentage of casino accounts receivable	16.6%	25.5%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2017 and 2016, 42.4% and 49.2%, respectively, of our outstanding casino accounts receivable balance originated at our Macau Operations.

As of December 31, 2017, a 100 basis point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $1.7 million.

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

Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities ("VIEs") in which the Company is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.

We assessed our ownership in the Retail Joint Venture with Crown based on consolidation accounting guidance and concluded that the Retail Joint Venture is a VIE and we are the primary beneficiary based on our involvement in the leasing activities of the Retail Joint Venture. As a result, we consolidate all of the Retail Joint Venture's assets, liabilities and results of operations. We will evaluate our primary beneficiary designation on an ongoing basis and will assess the appropriateness of the Retail Joint Venture's VIE status when changes occur. For more information on the Retail Joint Venture, see Item 8—"Financial Statements and Supplementary Data," Note 3, "Retail Joint Venture."

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

We obtain pricing information in determining the fair value of our available-for-sale securities from independent pricing vendors. Based on our inquiries, the pricing vendors use various pricing models consistent with what other market participants would use. The assumptions and inputs used by the pricing vendors are derived from observable market sources including: reported trades, broker/dealer quotes, issuer spreads, benchmark curves, bids, offers and other market-related data. We have not made adjustments to such prices. Each quarter, we validate the fair value pricing methodology to determine the fair value consistent with applicable accounting guidance and to confirm that the securities are classified properly in the fair value hierarchy. We also compare the pricing received from our vendors to independent sources for the same or similar securities.

Income Taxes

We are subject to income taxes in the United States and other foreign jurisdictions where we operate. Accounting standards require the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities generally is recognized in the results of operations in the period that includes the enactment date. Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

As of December 31, 2017, we have a foreign tax credit ("FTC") carryover of $3.62 billion and we have recorded a valuation allowance of $3.27 billion against this asset based on our estimate of future realization. The FTCs are attributable to the Macau special gaming tax, which is 35% of gross gaming revenue in Macau. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including recent operating profitability, forecast of future earnings and the duration of statutory carryforward periods.

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

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are reasonable in calculating the fair value of the options we grant. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. As our stock price fluctuates, this estimate will change. A hypothetical 10% change in the volatility assumption for our options granted in 2017 would not have a material effect on the change in fair value. Expected term represents the estimated average time between the option's grant date and its exercise date. A hypothetical 10% change in the expected term assumption for our options granted in 2017 would not have a material effect on the change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

Accounting standards also require the classification of stock-based compensation expense in the same financial statement line items as cash compensation, and therefore impacts our departmental expenses (and related operating margins), pre-opening expenses and construction in progress for our development projects and our general and administrative expenses, including corporate expenses.

Recently Adopted Accounting Standards and Accounting Standards Issued But Not Yet Adopted

See Item 8—"Financial Statements and Supplementary Data," Note 2, "Summary of Significant Accounting Policies."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our financial position is subject to market risk, including, but not limited to, potential losses due to changes in the value of financial instruments including those resulting from adverse changes in interest rates, foreign currency exchange rates and market valuation.

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

The following table provides estimated future cash flow information derived from our best estimates of repayments as of December 31, 2017, of our expected long-term indebtedness and related weighted average interest rates by expected maturity dates. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. Actual rates will vary. The one-month LIBOR and HIBOR rates as of December 31, 2017 of 1.57% and 1.19%, respectively, were used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable.

Years Ending December 31,
Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total
(dollars in millions)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$1,936.4	$4,550.0	$6,486.4
Average interest rate	—%	—%	—%	—%	2.0%	5.2%	4.3%
Variable rate	$62.7	$282.8	$616.9	$2,336.4	$—	$—	$3,298.8
Average interest rate	3.2%	3.2%	3.2%	3.2%	—%	—%	3.2%

Interest Rate Sensitivity

As of December 31, 2017, approximately 66.3% of the principal amount of our long-term debt was based on fixed rates. Based on our borrowings as of December 31, 2017, an assumed 100 basis point change in the variable rates would cause our annual interest cost to change by $33.0 million.

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

We expect most of the revenues and expenses for any casino that we operate in Macau will be in Hong Kong dollars or Macau patacas. For any U.S. dollar-denominated debt or other obligations incurred by our Macau-related entities, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on our results of operations, financial condition and ability to service debt. Based on our balances as of December 31, 2017, an assumed 1% change in the US dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $25.2 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

Opinion on Internal Control over Financial Reporting
We have audited Wynn Resorts, Limited and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wynn Resorts, Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Las Vegas, Nevada
February 28, 2018

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,804,474	$2,453,122
Investment securities	166,773	173,437
Receivables, net	224,128	218,968
Inventories	71,636	91,541
Prepaid expenses and other	156,773	53,299
Total current assets	3,423,784	2,990,367
Property and equipment, net	8,498,756	8,259,631
Restricted cash	2,160	192,823
Investment securities	160,682	128,023
Intangible assets, net	123,705	113,588
Deferred income taxes, net	240,533	—
Other assets	232,119	269,125
Total assets	$12,681,739	$11,953,557
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$285,437	$298,505
Customer deposits	1,049,629	599,566
Gaming taxes payable	211,600	162,706
Accrued compensation and benefits	140,450	165,501
Accrued interest	94,695	98,118
Current portion of long-term debt	62,690	—
Other accrued liabilities	85,789	91,905
Total current liabilities	1,930,290	1,416,301
Long-term debt	9,565,936	10,125,352
Other long-term liabilities	107,163	87,462
Deferred income taxes, net	—	66,561
Total liabilities	11,603,389	11,695,676
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 116,391,753 and 115,036,945 shares issued; 103,005,866 and 101,799,471 shares outstanding, respectively	1,164	1,150
Treasury stock, at cost; 13,385,887 and 13,237,474 shares, respectively	(1,184,468)	(1,166,697)
Additional paid-in capital	1,497,928	1,226,915
Accumulated other comprehensive income (loss)	(1,845)	1,484
Retained earnings	635,067	95,097
Total Wynn Resorts, Limited stockholders' equity	947,846	157,949
Noncontrolling interests	130,504	99,932
Total stockholders' equity	1,078,350	257,881
Total liabilities and stockholders' equity	$12,681,739	$11,953,557

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Operating revenues:
Casino	$4,948,319	$3,268,141	$2,932,419
Rooms	704,202	603,272	538,500
Food and beverage	690,942	601,514	597,080
Entertainment, retail and other	424,783	363,428	350,622
Gross revenues	6,768,246	4,836,355	4,418,621
Less: promotional allowances	(461,878)	(370,058)	(342,738)
Net revenues	6,306,368	4,466,297	4,075,883
Operating expenses:
Casino	3,197,729	2,079,740	1,862,687
Rooms	177,511	157,904	149,009
Food and beverage	410,825	375,234	361,246
Entertainment, retail and other	177,328	161,144	157,432
General and administrative	685,485	548,141	464,793
(Benefit) provision for doubtful accounts	(6,711)	8,203	11,115
Pre-opening	26,692	154,717	77,623
Depreciation and amortization	552,368	404,730	322,629
Property charges and other	29,576	54,822	10,535
Total operating expenses	5,250,803	3,944,635	3,417,069
Operating income	1,055,565	521,662	658,814
Other income (expense):
Interest income	31,193	13,536	7,229
Interest expense, net of amounts capitalized	(388,664)	(289,365)	(300,906)
Change in interest rate swap fair value	(1,056)	433	(5,300)
Change in Redemption Note fair value	(59,700)	65,043	52,041
Loss on extinguishment of debt	(55,360)	—	(126,004)
Equity in income from unconsolidated affiliates	—	16	1,823
Other	(21,709)	(728)	1,550
Other income (expense), net	(495,296)	(211,065)	(369,567)
Income before income taxes	560,269	310,597	289,247
Benefit (provision) for income taxes	328,985	(8,128)	(7,723)
Net income	889,254	302,469	281,524
Less: net income attributable to noncontrolling interests	(142,073)	(60,494)	(86,234)
Net income attributable to Wynn Resorts, Limited	$747,181	$241,975	$195,290
Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$7.32	$2.39	$1.93
Diluted	$7.28	$2.38	$1.92
Weighted average common shares outstanding:
Basic	102,071	101,445	101,163
Diluted	102,598	101,855	101,671

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$889,254	$302,469	$281,524
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(3,832)	(180)	(448)
Unrealized gain (loss) on available-for-sale securities, before and after tax	(563)	522	(1,086)
Total comprehensive income	884,859	302,811	279,990
Less: comprehensive income attributable to noncontrolling interests	(141,007)	(60,444)	(86,113)
Comprehensive income attributable to Wynn Resorts, Limited	$743,852	$242,367	$193,877

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Wynn Resorts, Limited stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2015	101,439,297	$1,144	$(1,145,481)	$948,566	$2,505	$164,487	$(28,779)	$239,870	$211,091
Net income	—	—	—	—	—	195,290	195,290	86,234	281,524
Currency translation adjustment	—	—	—	—	(327)	—	(327)	(121)	(448)
Net unrealized loss on investment securities	—	—	—	—	(1,086)	—	(1,086)	—	(1,086)
Exercise of stock options	50,716	1	—	3,025	—	—	3,026	—	3,026
Issuance of restricted stock	132,765	1	—	(1)	—	—	—	—	—
Shares repurchased by the company and held as treasury shares	(50,869)	—	(7,199)	—	—	—	(7,199)	—	(7,199)
Shares of subsidiary purchased for share award plan	—	—	—	(3,169)	—	—	(3,169)	(1,222)	(4,391)
Cash dividends declared	—	—	—	—	—	(304,445)	(304,445)	(195,439)	(499,884)
Excess tax benefits from stock-based compensation	—	—	—	387	—	—	387	—	387
Stock-based compensation	—	—	—	34,323	—	—	34,323	4,502	38,825
Balances, December 31, 2015	101,571,909	1,146	(1,152,680)	983,131	1,092	55,332	(111,979)	133,824	21,845
Net income	—	—	—	—	—	241,975	241,975	60,494	302,469
Currency translation adjustment	—	—	—	—	(130)	—	(130)	(50)	(180)
Net unrealized gain on investment securities	—	—	—	—	522	—	522	—	522
Exercise of stock options	74,000	1	—	3,486	—	—	3,487	—	3,487
Issuance of restricted stock	412,504	4	—	(4)	—	—	—	—	—
Cancellation of restricted stock	(60,000)	(1)	—	1	—	—	—	—	—
Shares repurchased by the company and held as treasury shares	(198,942)	—	(14,017)	—	—	—	(14,017)	—	(14,017)
Shares of subsidiary repurchased for share award plan	—	—	—	(5,471)	—	—	(5,471)	(2,109)	(7,580)
Sale of ownership interest in subsidiary, net of income tax of $49.8 million	—	—	—	224,013	—	—	224,013	15,890	239,903
Cash dividends declared	—	—	—	—	—	(202,210)	(202,210)	(111,716)	(313,926)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(33)	(33)
Excess tax benefits from stock-based compensation	—	—	—	802	—	—	802	—	802
Stock-based compensation	—	—	—	20,957	—	—	20,957	3,632	24,589
Balances, December 31, 2016	101,799,471	1,150	(1,166,697)	1,226,915	1,484	95,097	157,949	99,932	257,881
Effect of change in accounting for stock-based compensation	—	—	—	2,807	—	(2,696)	111	—	111
Balances, December 31, 2016, as adjusted	101,799,471	1,150	(1,166,697)	1,229,722	1,484	92,401	158,060	99,932	257,992
Net income	—	—	—	—	—	747,181	747,181	142,073	889,254
Currency translation adjustment	—	—	—	—	(2,766)	—	(2,766)	(1,066)	(3,832)
Net unrealized loss on investment securities	—	—	—	—	(563)	—	(563)	—	(563)
Exercise of stock options	661,800	7	—	61,988	—	—	61,995	214	62,209
Issuance of restricted stock	706,341	7	—	18,565	—	—	18,572	653	19,225
Cancellation of restricted stock	(13,333)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(148,413)	—	(17,771)	—	—	—	(17,771)	—	(17,771)
Shares of subsidiary repurchased for share award plan	—	—	—	(283)	—	—	(283)	(109)	(392)
Sale of ownership interest in subsidiary, net of income tax of $17.8 million	—	—	—	149,259	—	—	149,259	13,238	162,497
Cash dividends declared	—	—	—	—	—	(204,515)	(204,515)	(116,568)	(321,083)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11,436)	(11,436)
Stock-based compensation	—	—	—	38,677	—	—	38,677	3,573	42,250
Balances, December 31, 2017	103,005,866	$1,164	$(1,184,468)	$1,497,928	$(1,845)	$635,067	$947,846	$130,504	$1,078,350

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$889,254	$302,469	$281,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	552,368	404,730	322,629
Deferred income taxes	(310,854)	6,356	6,498
Stock-based compensation expense	43,971	43,722	38,475
Excess tax benefits from stock-based compensation	—	(742)	(792)
Amortization of debt issuance costs	25,013	24,326	19,785
Loss on extinguishment of debt	55,360	—	126,004
(Benefit) provision for doubtful accounts	(6,711)	8,203	11,115
Property charges and other	44,004	42,670	9,664
Equity in income of unconsolidated affiliates, net of distributions	—	—	1,615
Change in interest rate swap fair value	1,056	(433)	5,300
Change in Redemption Note fair value	59,700	(65,043)	(52,041)
Increase (decrease) in cash from changes in:
Receivables, net	829	(39,272)	47,011
Inventories and prepaid expenses and other	(4,372)	(36,642)	(23,613)
Customer deposits	456,005	163,217	(112,748)
Accounts payable and accrued expenses	70,954	116,985	(107,613)
Net cash provided by operating activities	1,876,577	970,546	572,813
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(935,474)	(1,225,943)	(1,921,240)
Purchase of investment securities	(229,328)	(196,750)	(253,284)
Proceeds from sale or maturity of investment securities	200,366	144,829	247,723
Return of investment in unconsolidated affiliates	—	727	1,901
Purchase of intangible assets and other assets	(13,571)	(14,985)	(3,912)
Proceeds from sale of assets	20,374	3,872	37,254
Net cash used in investing activities	(957,633)	(1,288,250)	(1,891,558)
Cash flows from financing activities:
Proceeds from exercise of stock options	62,209	3,487	3,026
Excess tax benefits from stock-based compensation	—	742	792
Sale of ownership interest in subsidiary	180,000	217,000	—
Dividends paid	(320,760)	(325,217)	(499,107)
Distribution to noncontrolling interest	(11,436)	(33)	—
Proceeds from issuance of long-term debt	2,429,988	1,430,313	5,290,747
Repayments of long-term debt	(2,959,843)	(400,707)	(3,342,106)
Restricted cash	190,643	(190,763)	(1,083)
Repurchase of common stock	(17,771)	(14,017)	(7,199)
Income taxes paid related to sale of ownership interest in subsidiary	(25,176)	—	—
Shares of subsidiary repurchased for share award plan	(392)	(7,580)	(4,391)
Payments on long-term land concession obligation	—	(15,978)	(30,833)
Payment of financing costs	(91,174)	(5,381)	(193,588)
Net cash (used in) provided by financing activities	(563,712)	691,866	1,216,258
Effect of exchange rate on cash	(3,880)	(1,129)	412
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	351,352	373,033	(102,075)
Balance, beginning of year	2,453,122	2,080,089	2,182,164
Balance, end of year	$2,804,474	$2,453,122	$2,080,089

Supplemental cash flow disclosures
Cash paid for interest, net of amounts capitalized	$367,074	$265,076	$291,313
Cash paid for income taxes	$37,089	$2,040	$2,873
Property and equipment acquired under capital lease	$16,593	$—	$—
Stock-based compensation capitalized into construction	$80	$92	$350
Liability settled with shares of common stock	$19,225	$—	$—
Change in accounts and construction payables related to property and equipment	$(35,447)	$(34,049)	$13,031
Change in dividends payable on unvested restricted stock included in other accrued liabilities	$323	$(11,291)	$777
Note receivable acquired from sale of ownership interest in subsidiary	$—	$72,464	$—
The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 -    Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, "Wynn Resorts" or the "Company") is a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Macau and Wynn Palace resorts (collectively, the "Macau Operations"). In Las Vegas, Nevada, the Company operates and, with the exception of the retail space described below, owns 100% of Wynn Las Vegas, which it also refers to as its Las Vegas Operations.

Macau Operations

Wynn Macau features two luxury hotel towers with a total of 1,008 guest rooms and suites, approximately 273,000 square feet of casino space, eight food and beverage outlets, approximately 31,000 square feet of meeting and convention space, approximately 59,000 square feet of retail space, a rotunda show and recreation and leisure facilities.

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

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 192,000 square feet of casino space, 33 food and beverage outlets, approximately 290,000 square feet of meeting and convention space, approximately 110,000 square feet of retail space (of which 103,000 square feet is owned and operated under a joint venture of which the Company owns 50.1%), as well as two theaters, three nightclubs and a beach club, and recreation and leisure facilities.

In December 2016, the Company entered into a joint venture arrangement (the "Retail Joint Venture") with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space. In November 2017, the Company contributed approximately 74,000 square feet of additional retail space to the Retail Joint Venture, the majority of which is currently under construction at Wynn Las Vegas. The Company expects to open the additional retail space in the second half of 2018. For more information on the Retail Joint Venture, see Note 3, "Retail Joint Venture."

Development Projects

The Company is currently constructing Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The Company expects to open Wynn Boston Harbor in mid-2019.

The Company has begun site preparation and pre-construction activities for the re-development of the Wynn Las Vegas golf course, which the Company closed in the fourth quarter of 2017. Phase 1 of the project is expected to include a lagoon and additional meeting and convention space. The Company expects to open Phase 1 in the first half of 2020.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as a variable interest entity ("VIE") and of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 3, "Retail Joint Venture." In April 2016, the Company dissolved its 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas, which was closed in October 2015 and accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with current year presentation. These reclassifications had no effect on the previously reported net income.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $450.2 million and $1.11 billion as of December 31, 2017 and 2016, respectively, were invested in bank time deposits, money market funds and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $2.35 billion and $1.34 billion as of December 31, 2017 and 2016, respectively.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of December 31, 2017 and 2016, 81.7% and 88.1%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Receivables, net consisted of the following (in thousands):

	December 31,
	2017	2016
Casino	$173,664	$211,557
Hotel	22,487	21,897
Other	58,577	40,256
	254,728	273,710
Less: allowance for doubtful accounts	(30,600)	(54,742)
	$224,128	$218,968

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

Property and Equipment

Purchases of property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Estimated Useful Lives (years)
Buildings and improvements	10 to 45
Land improvements	10 to 45
Furniture, fixtures and equipment	3 to 20
Leasehold interest in land	25
Airplanes	20

Costs related to improvements are capitalized, while costs of repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in property charges and other.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project using the weighted average cost of the Company's outstanding borrowings. Interest of $18.4 million, $94.1 million and $53.3 million was capitalized for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Debt Issuance Costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. Debt issuance costs incurred in connection with the issuance of the Company's revolving credit facilities are presented in noncurrent assets on the Consolidated Balance Sheets. All other debt issuance costs are presented as a direct reduction of long-term debt on the Consolidated Balance Sheets. Approximately $18.7 million, $18.1 million and $16.9 million was amortized to interest expense during the years ended December 31, 2017, 2016 and 2015, respectively.

Redemption Price Promissory Note

The Redemption Price Promissory Note (the "Redemption Note") is recorded at fair value in accordance with applicable accounting guidance. As of December 31, 2017 and 2016, the fair value of the Redemption Note was $1.88 billion and $1.82 billion, respectively. In determining this fair value, the Company estimated the Redemption Note's present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with the risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows, as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. ("Aruze"), Universal Entertainment Corporation and Mr. Kazuo Okada (collectively, the "Okada Parties") (see Note 14, "Commitments and Contingencies"); the outcome of ongoing investigations of Aruze by the U.S. Attorney's Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than its contractual life.

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

The Company had three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under our Wynn Macau Credit Facilities, which matured in July 2017. Under two of the swap agreements, the Company paid a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately $505.1 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fixed the all-in interest rate on such amounts at 2.23% to 2.98%. Under the third swap agreement, the Company paid a fixed interest rate (excluding the applicable interest margin) of 0.68% on notional amounts corresponding to borrowings of $243.8 million incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable rate

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

based on the applicable LIBOR at the time of payment. This interest rate swap fixed the all-in interest rate on such amounts at 2.18% to 2.93%.

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recorded as customer deposits for funds deposited by customers before gaming play occurs and for chips in the customer's possession. The commissions rebated directly or indirectly through games promoters to customers, cash discounts, other cash incentives and points earned by customers from the Company's loyalty programs are recorded as a reduction to casino revenues. Rooms, food and beverage, entertainment and other operating revenues are recognized when services are performed or events are held. Entertainment, retail and other revenue includes rental income, which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

The retail value of rooms, food and beverage, entertainment and other services provided to guests without charge is included in gross revenues and are then deducted as promotional allowances. The estimated retail value of providing such promotional allowances is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Rooms	$268,023	$211,822	$184,779
Food and beverage	164,466	131,479	133,984
Entertainment, retail and other	29,389	26,757	23,975
	$461,878	$370,058	$342,738

The estimated cost of providing such promotional allowances, which is included primarily in casino expenses, is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Rooms	$83,884	$63,448	$51,775
Food and beverage	143,892	113,341	106,840
Entertainment, retail and other	21,478	17,170	14,414
	$249,254	$193,959	$173,029

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments, which taxes are recorded as casino expenses in the accompanying Consolidated

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statements of Income. These taxes totaled $2.17 billion, $1.32 billion and $1.15 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are primarily included in general and administrative expenses. Total advertising costs were $37.8 million, $37.0 million and $25.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Pre-Opening Expenses

Pre-opening expenses represent personnel, advertising, and other costs incurred prior to the opening of new ventures and are expensed as incurred. During the years ended December 31, 2017, 2016 and 2015, the Company incurred pre-opening expenses primarily in connection with the development of Wynn Boston Harbor and Wynn Palace.

Income Taxes

The Company is subject to income taxes in the U.S. and foreign jurisdictions where it operates. Accounting standards require the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities generally is recognized in the results of operations in the period that includes the enactment date. Accounting standards also require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

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

Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income (loss). Components of the Company's comprehensive income are reported in the accompanying Consolidated Statements of Stockholders' Equity and Consolidated Statements of Comprehensive Income. The balance of accumulated other comprehensive income (loss) consists of currency translation adjustments and net unrealized gains or losses on available-for-sale securities.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the changes by component, net of tax and noncontrolling interests, in accumulated other comprehensive income (loss) of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Accumulated other comprehensive income (loss)
December 31, 2016	$2,213	$(729)	$1,484
Current period other comprehensive loss	(2,766)	(563)	(3,329)
December 31, 2017	$(553)	$(1,292)	$(1,845)

Fair Value Measurements

The Company measures certain of its financial assets and liabilities, at fair value on a recurring basis pursuant to accounting standards for fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

•	Level 1 - Observable inputs such as quoted prices in active markets.

•	Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable.

•	Level 3 - Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	December 31, 2017	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$450,230	$11,200	$439,030	$—
Available-for-sale securities	$327,455	$—	$327,455	$—
Restricted cash	$2,160	$—	$2,160	$—

Liabilities:
Redemption Note	$1,879,058	$—	$1,879,058	$—

		Fair Value Measurements Using:
	December 31, 2016	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,106,606	$3,868	$1,102,738	$—
Available-for-sale securities	$301,460	$—	$301,460	$—
Restricted cash	$192,823	$—	$192,823	$—
Interest rate swaps	$1,056	$—	$1,056	$—

Liabilities:
Redemption Note	$1,819,359	$—	$1,819,359	$—

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net income attributable to Wynn Resorts, Limited	$747,181	$241,975	$195,290

Denominator:
Weighted average common shares outstanding	102,071	101,445	101,163
Potential dilutive effect of stock options and restricted stock	527	410	508
Weighted average common and common equivalent shares outstanding	102,598	101,855	101,671

Net income attributable to Wynn Resorts, Limited per common share, basic	$7.32	$2.39	$1.93
Net income attributable to Wynn Resorts, Limited per common share, diluted	$7.28	$2.38	$1.92

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted earnings per share	106	758	677

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting standards, which require the compensation cost relating to share-based payment transactions be recognized in the Company's Consolidated Statements of Income. The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award). The Company's stock-based employee compensation arrangements are more fully discussed in Note 12, "Stock-Based Compensation."

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718), which amends the existing guidance related to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the guidance on January 1, 2017 with the following amendments having an impact on its Consolidated Financial Statements:

•
Accounting for income taxes. Under the new guidance, income tax benefits and deficiencies are recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The amendment was applied prospectively.

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

Accounting Standards Issued But Not Yet Adopted

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that amounts generally described as restricted cash or restricted cash equivalents should be

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU will be effective for the Company on January 1, 2018, with early adoption permitted. The Company will adopt this ASU in the first quarter of 2018 and does not expect a material impact on its Consolidated Statements of Cash Flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other than Inventory (Topic 740), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, rather than deferring such recognition until the asset is sold to an outside party. The ASU will be effective for the Company on January 1, 2018, with early adoption permitted. The amendments in the new guidance should be adopted on a retrospective basis. The Company will adopt this ASU in the first quarter of 2018 and does not expect a material impact on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230), which clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. In particular, the new guidance clarifies the classification related to several types of cash flows, including items such as debt extinguishment costs and distributions received from equity method investees. The new guidance also provides a three-step approach for classifying cash receipts and payments that have aspects of more than one class of cash flows. The ASU will be effective for the Company on January 1, 2018, with early adoption permitted. The Company will adopt this ASU in the first quarter of 2018 and does not expect a material impact on its Consolidated Statements of Cash Flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing guidance relating to the definition of a lease, recognition of lease assets and lease liabilities on the balance sheet, and the disclosure of key information about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability on the balance sheet, measured on a discounted basis. Operating leases were previously not recognized on the balance sheet. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors are required to apply a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently assessing the impact the guidance will have on its Consolidated Financial Statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 824-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This update eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The ASU will be effective for the Company on January 1, 2018 with early adoption permitted. The Company will adopt this ASU in the first quarter of 2018 and is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements. The Company expects a portion of the change in its Redemption Note fair value currently included in the Consolidated Statements of Income will be recorded in Accumulated Other Comprehensive Income (Loss) on its Consolidated Balance Sheet.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing revenue recognition guidance and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company will adopt this ASU in the first quarter of 2018 on a full retrospective basis. The Company continues to assess the impact this ASU will have on its Consolidated Financial Statements. Adoption of this standard will change the presentation of, and accounting for, goods and services provided to customers without charge currently included in both gross revenues and promotional allowances in the Consolidated Statements of Income. The total promotional allowances will be netted against gross revenues with the majority of the impact resulting in a decrease in casino revenues and the estimated cost of providing the promotional allowances will no longer be allocated primarily to casino expenses. Additionally, certain commission arrangements with third parties will be reclassified out of operating expenses and netted against revenue. Upon retrospective application on January 1, 2018, management estimates the previously reported net revenue and operating expense amounts for the years ended December 31, 2017 and 2016, will decrease by amounts not expected to exceed $240.0 million and $130.0 million, respectively, primarily due to changes in the accounting for certain commissions. The adoption of this guidance is not expected to have a material impact on the Company's financial condition or net income.

Prior Period Adjustments

In the first quarter of 2016, the Company identified $21.9 million and $3.7 million of additional interest that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014, respectively. Considering both quantitative and qualitative factors, the Company determined the amounts were immaterial to any previously issued financial statements and to the full year results for 2016. Accordingly, the Company corrected these immaterial amounts during the first quarter of the year ended December 31, 2016, resulting in a decrease to interest expense of $25.6 million and increases to net income attributable to Wynn Resorts, Limited of $18.5 million and basic and diluted net income per common share of $0.18. Had these amounts been corrected in the appropriate periods, it would have resulted in a decrease to interest expense of $21.9 million and increases to net income attributable to Wynn Resorts, Limited of $15.8 million and basic and diluted net income per common share of $0.16, for the year ended December 31, 2015.

Note 3 - Retail Joint Venture

In December 2016, the Company entered into the Retail Joint Venture with Crown to own and operate approximately 88,000 square feet of existing retail space at Wynn Las Vegas. In connection with the transaction, the Company transferred certain assets and liabilities with a net book value of $31.8 million associated with the existing Wynn Las Vegas retail stores from Wynn Las Vegas, LLC, to the Retail Joint Venture. The Company sold Crown a 49.9% ownership interest in the Retail Joint Venture for consideration of $292.0 million, which consisted of $217.0 million in cash and a $75.0 million interest-free note that matured in full on January 3, 2018. As of December 31, 2017 and 2016, the present value of the note was $75.0 million included in prepaid expenses and other and $72.5 million included in other assets, respectively, on the Consolidated Balance Sheets. The cash proceeds will be used to fund future development opportunities and for general corporate purposes. Wynn Las Vegas, LLC transferred all interests as lessor in third-party retail store leases to the Retail Joint Venture as part of the transaction and the majority of the retail stores previously operated by Wynn Las Vegas, LLC are now operated under a master lease agreement between a newly formed retail entity owned by Wynn Resorts, as lessee, and the Retail Joint Venture, as lessor. The Company maintains a 50.1% ownership in the Retail Joint Venture and is the managing member.

In November 2017, the Company contributed approximately 74,000 square feet of additional retail space to the Retail Joint Venture, the majority of which is currently under construction at Wynn Las Vegas. The Company expects to open the additional retail space in the second half of 2018. In connection with this transaction, the Company contributed certain assets with a net book value of $25.4 million, consisting primarily of construction in progress for the additional retail space, to the Retail Joint Venture, and received cash of $180.0 million from Crown. The cash proceeds will be used to fund future development opportunities and for general corporate purposes. After this additional transaction, the Company maintains a 50.1% ownership in the Retail Joint Venture and remains the managing member. The Company's responsibilities with respect to

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Retail Joint Venture include day-to-day business operations, property management services and a role in the leasing decisions of the retail space.

The Company assessed its ownership in the Retail Joint Venture based on consolidation accounting guidance with an evaluation being performed to determine if the Retail Joint Venture is a VIE, if the Company has a variable interest in the Retail Joint Venture and if the Company is the primary beneficiary of the Retail Joint Venture. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.

The Company concluded that the Retail Joint Venture is a VIE and the Company is the primary beneficiary based on its involvement in the leasing activities of the Retail Joint Venture. As a result, the Company consolidates all of the Retail Joint Venture's assets, liabilities and results of operations. The Company will evaluate its primary beneficiary designation on an ongoing basis and will assess the appropriateness of the Retail Joint Venture's VIE status when changes occur.

As of December 31, 2017 and 2016, the Retail Joint Venture had total assets of $59.7 million and $33.6 million, respectively, and total liabilities of $0.9 million and $2.1 million, respectively.

Note 4 - Investment Securities

Investment securities, available-for-sale consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
As of December 31, 2017
Domestic and foreign corporate bonds	$328,747	$6	$(1,298)	$327,455

As of December 31, 2016
Domestic and foreign corporate bonds	$245,425	$19	$(720)	$244,724
Commercial paper	56,764	5	(33)	56,736
Total	$302,189	$24	$(753)	$301,460

For investments with unrealized losses as of December 31, 2017, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting date.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of these investment securities as of December 31, 2017, by contractual maturity, are as follows (in thousands):

Fair value
Available-for-sale securities
Due in one year or less	$166,773
Due after one year through two years	118,280
Due after two years through three years	42,402
$327,455

Note 5 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Buildings and improvements	$7,582,611	$7,623,069
Land and improvements	853,738	834,420
Furniture, fixtures and equipment	2,211,974	2,181,515
Leasehold interest in land	314,068	316,516
Airplanes	158,840	179,730
Construction in progress	1,016,207	299,686
	12,137,438	11,434,936
Less: accumulated depreciation	(3,638,682)	(3,175,305)
	$8,498,756	$8,259,631

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $547.9 million, $398.2 million, and $317.8 million, respectively.

As of December 31, 2017 and 2016, construction in progress consisted primarily of costs capitalized, including interest, for the construction of Wynn Boston Harbor.

Subsequent to December 31, 2017, the Company acquired approximately 38 acres of land on the Las Vegas Strip directly across from Wynn Las Vegas for $336.2 million, approximately 16 acres of which are subject to a ground lease that expires in 2097. The ground lease payments are $3.8 million per year until 2023 and then increase periodically during the term of the lease up to $5.5 million per year from 2068 through 2097. The Company expects to use this land for future development.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 - Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31,
	2017	2016
Indefinite-lived intangible assets:
Water rights	$6,400	$6,400
Trademarks	1,387	1,387
Total indefinite-lived intangible assets	7,787	7,787

Finite-lived intangible assets:
Macau gaming concession	42,300	42,300
Less: accumulated amortization	(31,582)	(29,199)
	10,718	13,101

Massachusetts gaming license	105,200	92,700
Less: accumulated amortization	—	—
	105,200	92,700

Total finite-lived intangible assets	115,918	105,801
Total intangible assets, net	$123,705	$113,588

Water rights and trademarks are indefinite-lived assets and, accordingly, are not amortized. Water rights reflect the fair value allocation determined in the purchase of the property on which Wynn Las Vegas is located in April 2000. The value of the trademarks primarily represents the costs to acquire the "Le Rêve" name.

The Macau gaming concession is a finite-lived intangible asset that is being amortized over the 20-year life of the concession. The Company expects that amortization of the Macau gaming concession will be $2.4 million each year from 2018 through 2021, and $1.2 million in 2022.

The Massachusetts gaming license cost reflects consideration paid to the State of Massachusetts for the license fee and certain costs incurred in connection with and contractually related to obtaining the license. The Company identifies the license as a finite-lived intangible asset and will amortize it over a period of 15 years beginning upon the opening of the resort.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2017	2016
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility	$2,298,798	$2,306,773
Senior Revolving Credit Facility	—	340,846
WML Finance Credit Facility	—	189,651
4 7/8% Senior Notes, due 2024	600,000	—
5 1/2% Senior Notes, due 2027	750,000	—
5 1/4% Senior Notes, due 2021	—	1,350,000

U.S. and Corporate Related:
Wynn America Credit Facilities:
Senior Term Loan Facility	1,000,000	1,000,000
4 1/4% Senior Notes, due 2023	500,000	500,000
5 1/2% Senior Notes, due 2025	1,800,000	1,800,000
5 1/4% Senior Notes, due 2027	900,000	—
5 3/8% First Mortgage Notes, due 2022	—	900,000
Redemption Price Promissory Note, due 2022	1,936,443	1,936,443
	9,785,241	10,323,713
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(99,231)	(81,277)
Less: Redemption Note fair value adjustment	(57,384)	(117,084)
	9,628,626	10,125,352
Less: Current portion of long-term debt	(62,690)	—
Total long-term debt, net of current portion	$9,565,936	$10,125,352

Macau Related Debt

Wynn Macau Credit Facilities

The Company's credit facilities include a $2.30 billion equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan Facility") and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility" and together with the Wynn Macau Senior Term Loan Facility, the "Wynn Macau Credit Facilities"). The borrower is Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of WML. Wynn Macau SA has the ability to upsize the Wynn Macau Credit Facilities by an additional $1 billion in equivalent senior secured loans upon satisfaction of various conditions. In September 2015, the Wynn Macau Credit Facilities were amended, to, among other things increase the borrowing capacity and extend maturity dates. In connection with the amendment, the Company recorded a loss on extinguishment of debt of $2.1 million.
As of December 31, 2017, the Company had no borrowings under the Wynn Macau Senior Revolving Credit Facility.
Borrowings under the Wynn Macau Credit Facilities consist of both United States dollar and Hong Kong dollar tranches and were used to refinance Wynn Macau SA's existing indebtedness and fund the construction and development of Wynn Palace and will be used for general corporate purposes.
The Wynn Macau Senior Term Loan Facility is repayable in graduating installments of between 2.50% to 7.33% of the principal amount on a quarterly basis commencing in December 2018, with a final installment of 50% of the principal amount repayable in September 2021. The Wynn Macau Senior Revolving Credit Facility will mature in September 2020, at which time

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

any outstanding borrowings must be repaid. The Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.50% to 2.25% per annum based on Wynn Macau SA's Leverage Ratio (as defined in the Wynn Macau Credit Facilities). As of December 31, 2017 and 2016, the interest rate was 3.16% and 2.76%, respectively. The commitment fee required to be paid for unborrowed amounts under the Wynn Macau Senior Revolving Credit Facility, if any, is between 0.52% and 0.79%, per annum, based on Wynn Macau SA's Leverage Ratio. The annual commitment fee is payable quarterly in arrears and is calculated based on the daily average of the unborrowed amounts.
The Wynn Macau Credit Facilities contain a requirement that Wynn Macau SA must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If Wynn Macau SA's Leverage Ratio is greater than 4.5 to 1, then 25% of Excess Cash Flow (as defined in the Wynn Macau Credit Facilities) must be used for prepayment of indebtedness and cancellation of available borrowings under the Wynn Macau Credit Facilities. There is no mandatory prepayment in respect of Excess Cash Flow if Wynn Macau SA's Leverage Ratio is equal to or less than 4.5 to 1. The Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sale and leaseback transactions, the ability to dispose of assets, and making loans or other investments. In addition, Wynn Macau SA is required by the financial covenants to maintain a Leverage Ratio of not greater than 5.25 to 1 for the fiscal year ending December 31, 2017, and an Interest Coverage Ratio (as defined in the Wynn Macau Credit Facilities) of not less than 2.00 to 1 at any time.
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
In connection with the gaming concession contract of Wynn Macau SA, Wynn Macau SA entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino, S.A. ("BNU") for the benefit of the Macau government. This guarantee assures Wynn Macau SA's performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement and the payment of any gaming taxes. As of December 31, 2017, the guarantee was in the amount of 300 million Macau patacas ("MOP") (approximately $37.3 million) and will remain at such amount until 180 days after the end of the term of the concession agreement in 2022. BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Wynn Macau Credit Facilities, Wynn Macau SA is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee of MOP 2.3 million (approximately $0.3 million).

WML Finance Revolving Credit Facility
The Company's credit facilities include a HK$3.87 billion (approximately $495.2 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility") under which WML Finance I, Limited, an indirect wholly owned subsidiary of WML, is the borrower. The WML Finance Credit Facility bears interest initially at 1.50% per annum, such rate calculated as the interest rate paid by the lender as the deposit bank for the cash collateral deposited and pledged with the lender plus a margin of 0.40%.
As of December 31, 2017, the Company had no borrowings under the WML Finance Credit Facility.
The WML Finance Credit Facility matures in July 2018, at which time any outstanding borrowings must be repaid. Under terms of the agreement, mandatory repayment is required upon a Change in Control or Material Adverse Effect, as defined in the agreement.

4 7/8% Senior Notes due 2024 and 5 1/2% Senior Notes due 2027

On September 20, 2017, WML issued the $600 million 4 7/8% Senior Notes due 2024 (the "2024 WML Notes") and the $750 million of 5 1/2% Senior Notes due 2027 (the "2027 WML Notes" and together with the 2024 WML Notes, the "WML Notes"). WML used the net proceeds from the WML Notes and cash on hand to fund the cost of extinguishing the 5 1/4% Senior Notes due 2021 (the "2021 Notes").

The 2024 WML Notes bear interest at the rate of 4 7/8% per annum and mature on October 1, 2024. The 2027 WML Notes bear interest at the rate of 5 1/2% per annum and mature on October 1, 2027. Interest on the WML Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2018.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On or after October 1, 2020 and October 1, 2022, WML may redeem the 2024 WML Notes and 2027 WML Notes, respectively, in whole or in part, at a premium decreasing annually from 102.438% and 102.75%, respectively, of the applicable principal amount to 100% of the applicable principal amount, plus accrued and unpaid interest. If WML undergoes a change of control (as defined in the WML Indentures), it must offer to repurchase the WML Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. In addition, WML may redeem the WML Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, in response to any change in or amendment to certain tax laws or tax positions. Further, if a holder or beneficial owner of the WML Notes fails to meet certain requirements imposed by any Gaming Authority (as defined in the WML Indentures), WML may require the holder or beneficial owner to dispose of or redeem its WML Notes.
Upon the occurrence of (1) any event after which none of WML or any of its subsidiaries have such licenses, concessions, subconcessions or other permits or authorizations as necessary to conduct gaming activities in substantially the same scope as it does on the date of the WML Notes issuance, for a period of ten consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties, or results of operations of WML and its subsidiaries, taken as a whole, or (2) the termination, rescission, revocation or modification of any such licenses, concessions, subconcessions or other permits or authorizations which has had a material adverse effect on the financial condition, business, properties, or results of operations of WML and its subsidiaries, taken as a whole, each holder of the WML Notes will have the right to require WML to repurchase all or any part of such holders' WML Notes at a purchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
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

On October 20, 2017, WML redeemed the remaining $403.6 million principal amount of the untendered 2021 Notes and discharged the indenture under which the 2021 Notes were issued. The Company paid a premium of $10.6 million related to this redemption.

In connection with the WML Notes issuance and the 2021 Notes cash tender offer and subsequent redemption, the Company recorded a loss on extinguishment of debt of $33.1 million.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On April 24, 2017, the Company amended the Wynn America Credit Facilities to, among other things, extend the maturity of portions of the credit facilities. Of the $875 million WA Senior Term Loan Facility I, $69.6 million matures in November 2020 with repayments in quarterly installments of $1.7 million commencing in June 2018 and a final installment of $52.2 million in November 2020, and $805.4 million matures in December 2021 with repayments in quarterly installments of $20.1 million commencing in March 2020 and a final installment of $664.5 million in December 2021. The WA Senior Term Loan Facility II matures in December 2021 with no required repayments until maturity in December 2021. Of the $375 million WA Senior Revolving Credit Facility, $42 million matures in November 2019 and $333 million matures in December 2021. In connection with the amendment, the Company recorded a loss on extinguishment of debt of $1.5 million.

As of December 31, 2017, the Company had available borrowing capacity of $357.3 million, net of $17.7 million in outstanding letters of credit, under the WA Senior Revolving Credit Facility.

Subject to certain exceptions, the Wynn America Credit Facilities bear interest at either base rate plus 0.75% per annum or LIBOR plus 1.75% per annum. As of December 31, 2017 and 2016, the interest rate was 3.32% and 2.52%, respectively. The annual fee required to pay for unborrowed amounts, if any, is 0.30% per annum, payable quarterly in arrears, calculated based on the daily average of the unborrowed amounts under such credit facilities.

The Wynn America Credit Facilities contain customary representations and warranties, events of default and negative and affirmative covenants, including, among other things, limitations on: indebtedness; investments; restricted payments; mergers and acquisitions; payment of indebtedness; negative pledges; liens; transactions with affiliates and sales of assets. In addition, Wynn America is subject to financial covenants, including maintaining a Maximum Consolidated Senior Secured Net Leverage Ratio and a Minimum Consolidated EBITDA, each as defined in the Wynn America Credit Facilities. Commencing with the second full fiscal quarter ending after the fiscal quarter in which Wynn Boston Harbor opens, the Maximum Consolidated Senior Secured Net Leverage Ratio is not to exceed 2.75 to 1. Commencing with the fiscal quarter ending December 31, 2015, the Minimum Consolidated EBITDA is not to be less than $200.0 million.

The Company has provided a completion guaranty in favor of the lenders under the Wynn America Credit Facilities to support the development of Wynn Boston Harbor.

Wynn America and the guarantors have entered into a security agreement (as amended from time to time) in favor of the lenders under the Wynn America Credit Facilities pursuant to which, subject to certain exceptions, Wynn America and the guarantors have pledged all equity interests in the guarantors to the extent permitted by applicable law and granted a first priority security interest in substantially all of the other existing and future assets of the guarantors.

4 1/4% Senior Notes due 2023

In May 2013, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. ("Capital Corp." and together with Wynn Las Vegas, LLC, the "Issuers") issued the $500 million 4 1/4% Senior Notes due 2023 (the "2023 Notes") pursuant to an indenture, dated as of May 22, 2013 (the "2023 Indenture"), among the Issuers, the Guarantors (as defined below) and U.S. Bank National Association, as trustee (the "Trustee"). The 2023 Notes were issued at par. The Issuers used the net proceeds from the 2023 Notes to cover the cost of extinguishing the 7 7/8% First Mortgage Notes due November 2017.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The 2023 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 2025 Notes and 2027 WLV Notes (both defined below). The 2023 Notes are unsecured, except by the first priority pledge by Wynn Las Vegas Holdings, LLC ("WLVH"), a direct wholly owned subsidiary of Wynn America, of its equity interests in Wynn Las Vegas, LLC. Such equity interests in Wynn Las Vegas, LLC also secure the Issuers' 2025 Notes and 2027 WLV Notes. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

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

Events of default under the 2023 Indenture include, among others, the following: default for 30 days in the payment of interest when due on the 2023 Notes; default in payment of the principal, or premium, if any, when due on the 2023 Notes; failure to comply with certain covenants in the 2023 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any Guarantor, all 2023 Notes then outstanding will become due and payable immediately without further action or notice.

5 1/2% Senior Notes due 2025

In February 2015, the Issuers issued the $1.8 billion 5 1/2% Senior Notes due 2025 (the "2025 Notes") pursuant to an indenture, dated as of February 18, 2015 (the "2025 Indenture"), among the Issuers, the Guarantors and the Trustee. The 2025 Notes were issued at par. The Company used the net proceeds from the 2025 Notes to cover the cost of extinguishing the 7 7/8% First Mortgage Notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% First Mortgage Notes due August 15, 2020 (the "7 3/4% 2020 Notes" and together with the 7 7/8% 2020 Notes, the "2020 Notes") and for general corporate purposes.
The 2025 Notes will mature on March 1, 2025 and bear interest at the rate of 5 1/2% per annum. The Issuers may, at their option, redeem the 2025 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for the 2025 Notes that are redeemed before December 1, 2024 will be equal to the greater of (a) 100% of the principal amount of the 2025 Notes to be redeemed and (b) a "make-whole" amount described in the 2025 Indenture, plus in either case accrued and unpaid interest, if any, to, but not including, the redemption date. The redemption price for the 2025 Notes that are redeemed on or after December 1, 2024 will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. The 2025 Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.
The 2025 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 2023 Notes and 2027 WLV Notes. The 2025 Notes are unsecured, except by the first priority pledge by WLVH of its equity interests in Wynn Las Vegas, LLC. Such equity interests in Wynn Las Vegas, LLC also secure the 2023 Notes and 2027 WLV Notes. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 Notes will be released.
The 2025 Notes are jointly and severally guaranteed by all of the Guarantors. The guarantees are senior unsecured obligations and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Issuers' subsidiaries that are not so subordinated and will be

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Events of default under the 2025 Indenture include, among others, the following: default for 30 days in the payment of interest when due on the 2025 Notes; default in payment of the principal, or premium, if any, when due on the 2025 Notes; failure to comply with certain covenants in the 2025 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any Guarantor, all 2025 Notes then outstanding will become due and payable immediately without further action or notice.

5 1/4% Senior Notes due 2027

On May 11, 2017, the Issuers issued the $900 million 5 1/4% Senior Notes due 2027 (the "2027 WLV Notes") pursuant to an indenture, dated as of May 11, 2017 (the "2027 Indenture"), among the Issuers, the Guarantors and the Trustee. The 2027 WLV Notes were issued at par. The Issuers used the net proceeds from the 2027 WLV Notes and cash on hand to fund the cost of extinguishing the 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes").

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

The 2027 WLV Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 2023 Notes and 2025 Notes and rank equally in right of payment with the Issuers' guarantee of the Wynn America Credit Facilities, and rank senior in right of payment to all of the Issuers' existing and future subordinated debt. The 2027 WLV Notes are effectively subordinated in right of payment to all of the Issuers' existing and future secured debt (to the extent of the value of the collateral securing such debt), and structurally subordinated to all of the liabilities of any of the Issuers' subsidiaries that do not guarantee the 2027 WLV Notes.

The 2027 WLV Notes are unsecured, except for the first priority pledge by WLVH of its equity interests in Wynn Las Vegas, LLC. Such equity interests in Wynn Las Vegas, LLC also secure the 2023 Notes and 2025 Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2027 WLV Notes will be released.

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

The 2027 Indenture contains covenants limiting the Issuers' and the Guarantors' ability to: create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The 2027 Indenture also provides that Wynn America may assume all of Wynn Las Vegas, LLC's obligations under the 2027 Indenture and the 2027 WLV Notes if certain conditions set forth in the 2027 Indenture are met.

Events of default under the 2027 Indenture include, among others, the following: default for 30 days in the payment of interest when due on the 2027 WLV Notes; default in payment of the principal, or premium, if any, when due on the 2027 WLV

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Notes; failure to comply with certain covenants in the 2027 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any Guarantor, all 2027 WLV Notes then outstanding will become due and payable immediately without further action or notice.

The Issuers and certain of their subsidiaries will guarantee and secure their obligations under the Wynn America Credit Facilities with liens on substantially all of their assets, with such liens limiting the amount of such obligations secured to 15% of their Total Assets (as defined in the indenture for the 2025 Notes).

The 2023 Notes, 2025 Notes and 2027 WLV Notes were offered pursuant to an exemption under the Securities Act. The 2023 Notes, 2025 Notes and 2027 WLV Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act or outside the United States to certain persons in reliance on Regulation S under the Securities Act. The 2023 Notes, 2025 Notes and 2027 WLV Notes have not been and will not be registered under the Securities Act or under any state securities laws. Therefore, the 2023 Notes, 2025 Notes and 2027 WLV Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

5 3/8% First Mortgage Notes due 2022

On May 4, 2017, the Issuers commenced a cash tender offer for any and all of the outstanding 2022 Notes. The Company accepted for purchase valid tenders with respect to $498.0 million and paid a tender premium of $14.6 million.

On June 12, 2017, the Issuers redeemed the remaining $402.0 million of the untendered 2022 Notes and discharged the indenture under which the 2022 Notes were issued. The Company paid a premium of $10.8 million related to this redemption.

In connection with the 2027 WLV Notes issuance and the 2022 Notes cash tender offer and subsequent redemption, the Company recorded a loss on extinguishment of debt of $20.8 million.

First Mortgage Notes due 2020

In February 2015, the Issuers commenced a cash tender offer for any and all of the outstanding 2020 Notes. The Company paid a tender premium of $98.9 million for all valid tenders. In May 2015 and August 2015, the Company redeemed the remaining untendered 2020 Notes and paid a premium of $5.9 million. In connection with the 2025 Notes issuance and the 2020 cash tender offer and subsequent redemptions, the Company recorded a loss on extinguishment of debt of $123.9 million.

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

The Company recorded the Redemption Note at fair value in accordance with applicable accounting guidance. As of December 31, 2017 and 2016, the fair value of the Redemption Note was $1.88 billion and $1.82 billion, respectively.

The Okada Parties have challenged the redemption of Aruze's shares and the Company is currently involved in litigation with those parties as well as related litigation. See further discussion in Note 14, "Commitments and Contingencies."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pursuant to a stipulation between the parties, interest payments due on the Redemption Note are payable to the clerk of the court for deposit into the clerks trust account.

Cross Claim

As further discussed in Note 14, "Commitments and Contingencies," there is a pending cross claim asserted by Elaine P. Wynn against Stephen A. Wynn, former Chairman of the Board and Chief Executive Officer ("Mr. Wynn"), Aruze, Wynn Resorts and Wynn Resorts' General Counsel (the "Wynn Cross Defendants").

The 2023 Indenture provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of the Company than is beneficially owned by any other person, a change of control will have occurred. The 2025 Indenture and the 2027 Indenture each provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture and the 2027 Indenture, respectively. If the Stockholders Agreement is determined not to be enforceable pursuant to Elaine P. Wynn's cross claim, Mr. Wynn would not beneficially own or control Elaine P. Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas, LLC debt documents. Under the 2023 Indenture, the 2025 Indenture and the 2027 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 2023 Notes or the 2025 Notes, as applicable, are rated below investment grade by both rating agencies that rate such notes and, in the case of the 2027 Indenture, the ratings of the 2027 WLV Notes have decreased below the ratings assigned to the 2027 WLV Notes on the date they were issued, as described in the 2027 Indenture, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). The Wynn Cross Defendants will vigorously defend against the claims asserted against them.

On February 12, 2018, counsel for Mr. Wynn advised the court hearing this matter that Mr. Wynn now agrees that the Stockholders Agreement no longer binds either Mr. Wynn or Elaine P. Wynn. There can be no assurance that the court will concur with the position now taken by Mr. Wynn, or that the Stockholders Agreement will in fact be deemed to no longer bind the parties thereto.

On February 16, 2018, the Issuers commenced a solicitation of consents (the "Consent Solicitation") for a proposed amendment (the "Proposed Amendment") to the 2023 Indenture. The Proposed Amendment would conform the definition of change of control relating to ownership of equity interests in the Company to the terms of the 2025 Indenture and 2027 Indenture. Adoption of the Proposed Amendment requires the consent of holders of a majority in aggregate principal amount of the 2023 Notes. The Consent Solicitation will expire on March 6, 2018.
Debt Covenant Compliance

As of December 31, 2017, management believes the Company was in compliance with all debt covenants.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2017 were as follows (in thousands):

Years Ending December 31,
2018	$62,690
2019	282,816
2020	616,879
2021	2,336,413
2022	1,936,443
Thereafter	4,550,000
9,785,241
Unamortized debt issuance costs and original issue discounts and premium, net	(99,231)
Redemption Note fair value adjustment	(57,384)
$9,628,626

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of December 31, 2017 and 2016, was approximately $7.95 billion and $8.33 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $7.85 billion and $8.39 billion, respectively. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). See Note 2, "Summary of Significant Accounting Policies" for discussion on the estimated fair value of the Redemption Note.

Note 8 - Related Party Transactions

Related Party Share Redemption

Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, the Company redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock. Following a finding of "unsuitability," Wynn Resorts' articles of incorporation authorize redemption of the shares held by unsuitable persons at a "fair value" redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then-current trading price was appropriate because of, among other things, restrictions on most of the shares which were subject to the terms of an existing stockholder agreement. Pursuant to its articles of incorporation, the Company issued the Redemption Note to Aruze, a former stockholder and related party, in redemption of the shares. The Okada Parties have challenged the redemption of Aruze's shares and the Company is currently involved in litigation with those parties as well as related stockholder derivative litigation. The outcome of these various proceedings cannot be predicted. The Company's claims and the Okada Parties' counterclaims are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on our financial condition.

Amounts Due to Officers

The Company periodically provides services to Mr. Wynn and certain executive officers and directors of the Company, including the personal use of employees, construction work and other personal services, for which Mr. Wynn, the officers and directors reimburse the Company. Mr. Wynn also reimburses the Company for personal usage of aircraft (subject to a $250,000 credit per calendar year) pursuant to a time-sharing agreement. Mr. Wynn and officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of December 31, 2017 and 2016, Mr. Wynn and the officers and directors had a net deposit balance with the Company of $0.4 million and $0.3 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Villa Lease

Mr. Wynn currently leases property at Wynn Las Vegas for use as his personal residence and pays Wynn Las Vegas, LLC annual rent at its fair market value of the accommodations based on independent third-party expert opinions of value. Pursuant to the 2013 Second Amended and Restated Agreement of Lease, as amended (the "Second A&R Lease"), Mr. Wynn leased three fairway villas as his personal residence and paid $525,000 per year from November 5, 2013 through February 28, 2015, and $559,295 per year from March 1, 2015 through November 3, 2016. In December 2016, Mr. Wynn and Wynn Las Vegas, LLC replaced the Second A&R Lease with a Third Amended and Restated Agreement of Lease, which was effective November 3, 2016 (the "Third A&R Lease"), to reduce the space leased to Mr. Wynn as his personal residence and to adjust the annual rent paid to $305,680 per year. The lease, including each amendment and restatement, have been approved by the Audit Committee of the Board of Directors of Wynn Resorts and provides that Wynn Las Vegas, LLC pays for all capital improvements to the villas; certain services for, and maintenance of, the villas are included in the annual rent. The Third A&R Lease will terminate no later than June 1, 2018, pursuant to the separation agreement described below.

Home Purchase

In May 2010, the Company entered into an employment agreement with Linda Chen, who is the Chief Operating Officer of Wynn Macau SA. The term of the employment agreement is through February 24, 2020. Under the terms of the employment agreement, the Company purchased a home in Macau for use by Ms. Chen and has made renovations to the home with total costs of $10.0 million through December 31, 2017. Upon the occurrence of certain events set forth below, Ms. Chen has the option to purchase the home at the then fair market value of the home (as determined by an independent appraiser) less a discount equal to ten percentage points multiplied by each anniversary of the term of the agreement that has occurred (the "Discount Percentage"). The option is exercisable for (a) no consideration at the end of the term, (b) $1.00 in the event of termination of Ms. Chen's employment without "cause" or termination of Ms. Chen's employment for "good reason" following a "change of control" or (c) at a price based on the applicable Discount Percentage in the event Ms. Chen terminates the agreement due to material breach by the Company. Upon Ms. Chen's termination for "cause," Ms. Chen will be deemed to have elected to purchase the Macau home based on the applicable Discount Percentage unless the Company determines to not require Ms. Chen to purchase the home. If Ms. Chen's employment terminates for any other reason before the expiration of the term (e.g., because of her death or disability or due to revocation of her gaming license), the option will terminate.

Plane Option Agreement

On January 3, 2013, the Company and Mr. Wynn entered into an agreement pursuant to which Mr. Wynn agreed to terminate a previously granted option to purchase an approximately two acre tract of land located on the Wynn Las Vegas golf course and, in return, the Company granted Mr. Wynn the right to purchase any or all of the aircraft owned by the Company or its direct wholly owned subsidiaries. The aircraft purchase option was exercisable upon 30 days written notice and at a price equal to the book value of such aircraft, and terminated on February 6, 2018.

The "Wynn" Surname Rights Agreement

On August 6, 2004, the Company entered into agreements with Mr. Wynn that confirm and clarify the Company's rights to use the "Wynn" surname and Mr. Wynn's persona in connection with its casino resorts. Under the parties' Surname Rights Agreement, Mr. Wynn granted the Company an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the "Wynn" surname for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Pursuant to the separation agreement described below, if the Company ceases to use the "Wynn" surname and trademark, the Company will assign all of its right, title, and interest in the "Wynn" trademark to Mr. Wynn and terminate the Surname Rights Agreement.

Under the parties' Rights of Publicity License, Mr. Wynn granted the Company the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Separation Agreement

On February 6, 2018, Mr. Wynn resigned as Chairman of the Board of Directors and Chief Executive Officer of the Company and on February 15, 2018, Mr. Wynn entered into a separation agreement with the Company specifying the terms of his termination of service with the Company (the "Separation Agreement"). The Separation Agreement terminates Mr. Wynn's employment agreement with the Company and confirms that Mr. Wynn is not entitled to any severance payment or other compensation from the Company under his employment agreement.

Under the Separation Agreement, Mr. Wynn agrees not to compete against the Company for a period of two years and to provide reasonable cooperation and assistance to the Company in connection with any private litigation or arbitration and to the Board of Directors of the Company or any committee of the Board of Directors in connection with any investigation by the Company related to his service with the Company. The Separation Agreement provides that (i) Mr. Wynn's lease of his personal residence at Wynn Las Vegas will terminate not later than June 1, 2018 and until such date Mr. Wynn shall continue to pay rent at its fair market value as described above, unless Mr. Wynn elects to terminate the lease before such date, (ii) Mr. Wynn's current healthcare coverage will terminate on December 31, 2018, and (iii) administrative support for Mr. Wynn will terminate on May 31, 2018. Additionally, in order to conduct any sales of Company shares in an orderly fashion in the event that Mr. Wynn is permitted to and elects to sell any shares that he owns, the Company has agreed to enter into a registration rights agreement with Mr. Wynn, with Mr. Wynn to reimburse the Company for its reasonable expenses. Pursuant to such registration rights agreement, Mr. Wynn may not sell during any quarter after the date of such agreement more than one-third of the Company shares he holds as of the date of such agreement.

Note 9 - Stockholders' Equity

Common Stock

The Company's Board of Directors has authorized an equity repurchase program. As of December 31, 2017, the Company had $1.0 billion in repurchase authority under the program, which may include repurchases from time to time through open market purchases or negotiated transactions, depending on market conditions. During the years ended December 31, 2017, 2016 and 2015, no repurchases were made under the equity repurchase program.

During the years ended December 31, 2017, 2016 and 2015, the Company withheld a total of 148,413 shares, 198,942 shares and 50,869 shares, respectively, in satisfaction of tax withholding obligations on vested restricted stock.

In each quarter of 2017 and 2016, the Company paid a cash dividend of $0.50 per share. During the years ended December 31, 2017 and 2016, the Company recorded $204.5 million and $202.2 million as a reduction of retained earnings from cash dividends declared.

In the first quarter of 2015, the Company paid a cash dividend of $1.50 per share. In each of the second, third and fourth quarters of 2015, the Company paid a cash dividend of $0.50 per share. During the year ended December 31, 2015, the Company recorded $304.4 million as a reduction of retained earnings from cash dividends declared.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, Wynn Resorts redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock. For more information, see Note 14, "Commitments and Contingencies."

Note 10 - Noncontrolling Interests

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

On September 15, 2017, WML paid a dividend of HK$0.21 per share for a total of $139.4 million. The Company's share of this dividend was $100.6 million with a reduction of $38.8 million to noncontrolling interests in the accompanying Consolidated Balance Sheets.

On June 20, 2017, WML paid a dividend of HK$0.42 per share for a total of $279.9 million. The Company's share of this dividend was $202.0 million with a reduction of $77.9 million to noncontrolling interests in the accompanying Consolidated Balance Sheets.

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

Retail Joint Venture

In December 2016, the Company sold a 49.9% interest in the Retail Joint Venture to Crown for consideration of $292.0 million. In November 2017, the Company contributed additional retail space to the Retail Joint Venture and received cash of $180.0 million from Crown. For more information on these transactions, see Note 3, "Retail Joint Venture." In connection with these transactions, the Company recorded $15.9 million and $13.2 million of noncontrolling interests in the accompanying Consolidated Balance Sheets during the years ended December 31, 2016 and 2017, respectively. Distributions from the Retail Joint Venture to Crown during the year ended December 31, 2017 resulted in an $11.4 million decrease to noncontrolling interests in the accompanying Consolidated Balance Sheets.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11 - Benefit Plans

Defined contribution plans

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matches 50% of employee contributions, up to 6% of employees' eligible compensation. For the years ended December 31, 2017 and 2016, there was no employer matching cap. For the year ended December 31, 2015, there was a one-time annual matching cap per employee of $1,200. During the years ended December 31, 2017, 2016 and 2015, the Company recorded matching contribution expenses of $6.1 million, $6.1 million and $3.2 million, respectively.

Wynn Macau also operates a defined contribution retirement benefits plan (the "Wynn Macau Plan"). Eligible employees are allowed to contribute 5% of their salary to the Wynn Macau Plan and the Company matches any contributions. The assets of the Wynn Macau Plan are held separately from those of the Company in an independently administered fund. The Company's matching contributions vest to the employee at 10% per year with full vesting in ten years. Forfeitures of unvested contributions are used to reduce the Company's liability for its contributions payable. During the years ended December 31, 2017, 2016 and 2015, the Company recorded matching contribution expenses of $15.8 million, $12.9 million and $11.2 million, respectively.

Multi-employer pension plan

Wynn Las Vegas, LLC contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement, which expires in July 2021. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the "Plan") (EIN: 88-6016617 Plan Number: 1). The Company recorded expenses of $11.5 million, $9.3 million and $9.4 million for contributions to the Plan for the years ended December 31, 2017, 2016 and 2015, respectively. For the 2016 plan year, the most recent for which plan data is available, the Company's contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on information the Company received from the Plan, it was certified to be in neither endangered nor critical status for the 2016 plan year. Risks of participating in a multi-employer plan differ from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Note 12 - Stock-Based Compensation

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2017, the Company had an aggregate of 3,179,113 shares of its common stock available for grant as share-based awards under the Omnibus Plan.

Stock Options

The summary of stock option activity under the Omnibus Plan for the year ended December 31, 2017 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	1,306,260	$83.56
Granted	—	$—
Exercised	(661,800)	$92.94
Forfeited or expired	—	$—
Outstanding as of December 31, 2017	644,460	$73.93	2.54	$61,846,602
Fully vested and expected to vest as of December 31, 2017	644,460	$73.93	2.54	$61,846,602
Exercisable as of December 31, 2017	458,010	$80.49	2.83	$40,980,802

The following is provided for stock options under the Omnibus Plan (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2017	2016	2015
Weighted average grant date fair value	$—	$34.90	$31.83
Intrinsic value of stock options exercised	$29,716	$3,657	$1,684
Cash received from the exercise of stock options	$61,506	$3,487	$3,026

As of December 31, 2017, there was $3.6 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.29 years.

Nonvested shares

The summary of nonvested share activity under the Omnibus Plan for the year ended December 31, 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2017	151,756	$112.14
Granted	706,341	109.28
Vested	(384,180)	120.60
Forfeited	(13,333)	197.94
Nonvested as of December 31, 2017	460,584	$98.21

The following is provided for the share awards under the Omnibus Plan (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2017	2016	2015
Weighted average grant date fair value	$109.28	$63.56	$145.92
Fair value of shares vested	$45,801	$39,380	$22,877

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2017, there was $37.4 million of unamortized compensation expense related to nonvested shares, which is expected to be recognized over a weighted average period of 3.77 years.

Wynn Macau, Limited

The Company's majority-owned subsidiary, WML, has two stock-based compensation plans that provide awards based on shares of WML's common stock. The shares available for issuance under these plans are separate and distinct from the common stock of Wynn Resorts' share plan and are not available for issuance for any awards under the Wynn Resorts share plan.

Share Option Plan

WML adopted a stock incentive plan, effective September 16, 2009, for the grant of stock options to purchase shares of WML to eligible directors and employees of its subsidiaries (the "Share Option Plan"). The Share Option Plan is administered by WML's Board of Directors, which has the discretion on the vesting and service requirements, exercise price, performance targets to exercise if applicable and other conditions, subject to certain limits. A maximum of 518,750,000 shares have been reserved for issuance under the Share Option Plan. As of December 31, 2017, there were 511,738,000 shares available for issuance under the Share Option Plan.

The summary of stock option activity under the Share Option Plan for the year ended December 31, 2017 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	6,290,000	$2.28
Granted	1,208,000	$2.26
Exercised	(492,000)	$1.43
Outstanding as of December 31, 2017	7,006,000	$2.32	6.9	$6,539,606
Fully vested and expected to vest as of December 31, 2017	7,006,000	$2.32	6.9	$6,539,606
Exercisable as of December 31, 2017	3,074,000	$2.66	5.3	$1,932,866

The following is provided for stock options under the Share Option Plan (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2017	2016	2015
Weighted average grant date fair value	$0.56	$0.31	$0.47
Intrinsic value of stock options exercised	$369	$—	$—
Cash received from the exercise of stock options	$703	$—	$—

As of December 31, 2017, there was $1.4 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.6 years.

Share Award Plan

On June 30, 2014, the Company's majority-owned subsidiary, WML, approved and adopted the WML Employee Ownership Scheme (the "Share Award Plan"). The Share Award Plan allows for the grant of nonvested shares of WML's common stock to eligible employees. The Share Award Plan is administered by WML's Board of Directors and has been mandated under the plan to allot, issue and process the transfer of a maximum of 50,000,000 shares. The Board of Directors has discretion on the vesting and service requirements, exercise price and other conditions, subject to certain limits. As of December 31, 2017, there were 34,838,793 shares available for issuance under the Share Award Plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The summary of nonvested share activity under the Share Award Plan for the year ended December 31, 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2017	14,009,134	$2.61
Granted	2,726,097	$2.22
Vested	(3,318,500)	$3.79
Forfeited	(1,574,024)	$1.98
Nonvested as of December 31, 2017	11,842,707	$2.24

The following is provided for share awards under the Share Award Plan (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2017	2016	2015
Weighted average grant date fair value	$2.22	$1.38	$1.95
Fair value of shares vested	$6,884	$—	$—

As of December 31, 2017, there was $11.7 million of unamortized compensation expense, which is expected to be recognized over a weighted average period of 2.53 years.

Compensation Cost

The total compensation cost for stock-based compensation plans is allocated as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Casino	$6,954	$11,304	$9,858
Rooms	655	374	318
Food and beverage	1,466	1,060	1,050
Entertainment, retail and other	147	82	82
General and administrative	34,749	30,398	26,978
Pre-opening expenses	—	504	189
Total stock-based compensation expense	43,971	43,722	38,475
Total stock-based compensation capitalized	80	92	350
Total stock-based compensation costs	$44,051	$43,814	$38,825

Certain members of the Company's executive management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. For the year ended December 31, 2017, the Company recorded $23.7 million of stock-based compensation expense associated with these awards and issued $21.9 million of immediately vested shares in December 2017 and $1.8 million of immediately vested shares in January 2018 to settle this liability. For the year ended December 31, 2016, the Company recorded $19.2 million of stock-based compensation expense associated with these awards and issued immediately vested shares in January 2017 to settle this liability.
During the years ended December 31, 2017, 2016 and 2015, the Company recognized income tax benefits in the Consolidated Statements of Income of $10.8 million, $10.4 million and $8.3 million, respectively, related to stock-based compensation expense. Additionally, during the years ended December 31, 2017, 2016 and 2015, the Company realized tax benefits of $25.4 million, $6.7 million and $6.7 million, respectively, related to stock option exercises and restricted stock vesting that occurred in those years.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock options. Dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant. Expected volatility is based on implied and historical factors related to the Company's common stock. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve for stock options issued under the Omnibus Plan and the Hong Kong Exchange Fund rates for stock options issued under the Share Option Plan, both at the time of grant for the period equal to the expected term. Expected term represents the weighted average time between the option's grant date and its exercise date. The Company uses historical award exercise activity and termination activity in estimating the expected term for the Omnibus Plan and Share Option Plan.

The fair value of stock options granted under the Omnibus Plan was estimated on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected dividend yield	—%	2.0%	3.6%
Expected volatility	—%	45.4%	44.1%
Risk-free interest rate	—%	1.1%	1.3%
Expected term (years)	—	6.0	6.0

The fair value of stock options granted under WML's Share Option Plan was estimated on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected dividend yield	5.7%	6.3%	5.0%
Expected volatility	41.5%	42.6%	41.3%
Risk-free interest rate	1.1%	1.0%	1.3%
Expected term (years)	6.5	6.5	6.5

Note 13 - Income Taxes

Consolidated income before taxes for domestic and foreign operations consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic	$90,206	$90,900	$(21,880)
Foreign	470,063	219,697	311,127
Total	$560,269	$310,597	$289,247

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax (benefit) provision attributable to income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current
Federal	$(19,856)	$60	$(819)
State	51	79	—
Foreign	1,674	1,633	2,044
	(18,131)	1,772	1,225
Deferred
Federal	(309,423)	5,081	3,505
State	(1,431)	1,275	4,100
Foreign	—	—	(1,107)
	(310,854)	6,356	6,498
Total	$(328,985)	$8,128	$7,723

The income tax (benefit) provision differs from that computed at the federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax credits, net of valuation allowance	(136.1)%	(61.5)%	(93.2)%
Non-taxable foreign income	(20.1)%	(20.7)%	(23.1)%
Foreign tax rate differential	(17.0)%	(14.5)%	(21.0)%
Change in tax rate	(11.8)%	—%	—%
Repatriation of foreign earnings	81.0%	51.6%	97.9%
Valuation allowance, other	5.9%	7.5%	4.4%
Other, net	4.4%	5.2%	2.7%
Effective tax rate	(58.7)%	2.6%	2.7%

In November 2010, Wynn Macau SA received an exemption from Macau's 12% Complementary Tax on casino gaming profits, thereby exempting the casino gaming profits of Wynn Macau SA through December 31, 2015. In October 2015, Wynn Macau SA received an additional five-year exemption, effective January 1, 2016, from Macau's Complementary Tax on casino gaming profits through December 31, 2020. Accordingly, for the years ended December 31, 2017, 2016 and 2015, the Company was exempted from the payment of $63.0 million, $27.3 million and $41.6 million in such taxes or $0.61, $0.27 and $0.41 per diluted share, respectively. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

In July 2011, Wynn Macau SA received an extension of its agreement with the Macau government that provides for an annual payment of MOP 15.5 million (approximately $1.9 million) as complementary tax otherwise due by stockholders of Wynn Macau SA on dividend distributions through 2015. In August 2016, Wynn Macau SA received an extension of the agreement for an additional five years applicable to tax years 2016 through 2020. The extension agreement provides for an annual payment of MOP 12.8 million (approximately $1.6 million). As a result of the stockholder dividend tax agreements, income tax expense includes $1.6 million for each of the years ended December 31, 2017 and 2016 and $1.9 million for the year ended December 31, 2015.

The Macau special gaming tax is 35% of gross gaming revenue. U.S. tax laws only allow a foreign tax credit ("FTC") up to 35% of foreign source income. In February 2010, the Company and the IRS entered into a Pre-Filing Agreement ("PFA") providing that the Macau special gaming tax qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. FTC.

In December 2017, the U.S. Tax Cuts and Jobs Act ("U.S tax reform") was enacted. Also in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

enactment date. For the year ended December 31, 2017, the Company recorded a provisional net tax benefit of $339.9 million. The provisional net tax benefit primarily consists of a $273.9 million provisional tax benefit from the increase in the foreign tax credit carryovers, net of valuation allowance, generated as a result of the deemed repatriation of deferred foreign income as well as a $66.0 million provisional tax benefit resulting from the revaluation of the Company's net deferred tax liabilities due to the decrease in the U.S. corporate tax rate from 35% to 21%. This provisional net tax benefit is based on the Company's initial analysis of the U.S. tax reform and may be adjusted over the next 12 months as the Company collects additional information and evaluates any regulatory guidance. Any subsequent adjustment to this amount will be recorded to the current income tax expense in the period in which the amount is determined.

During the years ended December 31, 2017, 2016 and 2015, the Company recognized tax benefits of $746.6 million, $170.5 million and $264.1 million, respectively (net of valuation allowance and uncertain tax positions), for FTCs generated from the earnings of Wynn Macau SA.

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. During the years ended December 31, 2017 and 2016, the aggregate valuation allowance for deferred tax assets increased by $103.7 million and decreased by $44.2 million, respectively. The 2017 increase is primarily related to FTC carryforwards and other foreign deferred tax assets that are not considered more likely than not realizable. The 2016 decrease is primarily related to a release of valuation allowance on prior year FTCs expected to be utilized as a result of the sale of a 49.9% ownership interest in Retail Joint Venture.

The Company recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock and accrued dividends of $2.6 million, $0.8 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, in excess of the amounts reported for such items as compensation costs under accounting standards related to stock-based compensation.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets—U.S.:
Foreign tax credit carryforwards	$3,616,872	$3,269,781
Receivables, inventories, accrued liabilities and other	19,356	37,391
Stock-based compensation	5,084	18,740
Pre-opening expenses	2,716	6,516
Other tax credit carryforwards	1,999	2,413
Intangibles and related other	770	21,404
Other	86	7,958
	3,646,883	3,364,203
Less: valuation allowance	(3,273,292)	(3,201,406)
	373,591	162,797
Deferred tax liabilities—U.S.:
Property and equipment	(106,979)	(176,611)
Redemption Note fair value	(13,139)	(42,806)
Prepaid insurance, maintenance and taxes	(10,391)	(7,913)
Other	(2,549)	(2,028)
	(133,058)	(229,358)
Deferred tax assets—Foreign:
Net operating loss carryforwards	74,345	50,258
Property and equipment	36,299	29,998
Pre-opening expenses	10,717	12,944
Other	1,493	2,946
	122,854	96,146
Less: valuation allowance	(117,175)	(85,317)
	5,679	10,829
Deferred tax liabilities—Foreign:
Property and equipment	(5,679)	(10,829)

Net deferred tax asset (liability)	$240,533	$(66,561)

As of December 31, 2017, the Company had FTC carryforwards (net of uncertain tax positions) of $3.62 billion. Of this amount, $590.6 million will expire in 2018, $110.9 million in 2019, $530.4 million in 2020, $540.3 million in 2021, $756.0 million in 2023, $710.7 million in 2024, $47.2 million in 2025 and $330.8 million in 2027. The Company has no U.S. tax loss carryforwards. The Company incurred foreign tax losses of $319.1 million, $317.3 million and $124.4 million during the tax years ended December 31, 2017, 2016 and 2015, respectively. These foreign tax loss carryforwards expire in 2020, 2019 and 2018, respectively.

In assessing the need for a valuation allowance, the Company considered whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including recent operating profitability, forecast of future earnings and the duration of statutory carryforward periods.

As of December 31, 2017 and 2016, the Company had valuation allowances of $3.27 billion and $3.20 billion, respectively, provided on FTCs expected to expire unutilized and valuation allowances of $3.5 million and $4.4 million provided on other U.S. deferred tax assets. As of December 31, 2017 and 2016, the Company had valuation allowances of $117.2 million and $85.3 million, respectively, provided on its foreign deferred tax assets.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2017	2016	2015
Balance—beginning of year	$90,523	$88,314	$88,884
Increases based on tax positions of the current year	8,520	5,930	3,051
Settlements with taxing authorities	—	—	(354)
Lapses in statutes of limitations	(3,807)	(3,721)	(3,267)
Balance—end of year	$95,236	$90,523	$88,314

As of December 31, 2017, 2016 and 2015, unrecognized tax benefits of $95.2 million, $90.3 million and $88.3 million, respectively, were recorded as reductions in deferred income taxes, net. As of December 31, 2016, $0.2 million of unrecognized tax benefits were recorded in other long-term liabilities. The Company had no unrecognized tax benefits recorded in other long-term liabilities as of December 31, 2017 and 2015.

As of December 31, 2017, 2016 and 2015, $26.9 million, $22.6 million and $20.9 million, respectively, of unrecognized tax benefits would, if recognized, impact the effective tax rate.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. During each of the years ended December 31, 2017 and 2016, the Company recognized $0.9 million in interest in the provision for income taxes. During the year ended 2015, the Company recognized $0 interest and penalties.

The Company anticipates that the 2013 statute of limitations will expire in the next 12 months for certain foreign tax jurisdictions. Also, the Company's unrecognized tax benefits include certain income tax accounting methods, which govern the timing and deductibility of income tax deductions. As a result, the Company's unrecognized tax benefits could increase up to $4.0 million over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company's income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. The Company's 2002 to 2013 domestic income tax returns remain subject to examination by the IRS to the extent tax attributes carryforward to future years. The Company's 2014 to 2016 domestic income tax returns also remain subject to examination by the IRS. The Company's 2013 to 2016 Macau income tax returns remain subject to examination by the Financial Services Bureau.

The Company has participated in the IRS Compliance Assurance Program ("CAP") for the 2012 through 2017 tax years and will continue to participate in the IRS CAP for the 2018 tax year.

In February 2016, 2017 and 2018 the Company received notification that the IRS completed its examination of the Company's 2014, 2015 and 2016 U.S. income tax returns, respectively. There were no changes in its unrecognized tax benefits as a result of the completion of these examinations.

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

On December 31, 2016, the statute of limitations for the 2011 Macau Complementary tax return expired. As a result of the expiration of the statute of limitations for the Macau Complementary Tax return, the total amount of unrecognized tax benefits decreased by $3.7 million.

In April 2016, the Financial Services Bureau commenced an examination of the 2011 and 2012 Macau income tax returns of Palo. In June 2016, the Financial Services Bureau concluded its examination with no changes.

On December 31, 2017, the statute of limitations for the 2012 Macau Complementary tax return expired. As a result of the expiration of the statute of limitations for the Macau Complementary Tax return, the total amount of unrecognized tax benefits decreased by $3.8 million.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2017, the Financial Services Bureau commenced an examination of the 2013 and 2014 Macau income tax returns of Wynn Macau SA. As of December 31, 2017, based upon the current status of the examination, no changes to the unrecognized tax benefits are required.

In July 2017, the Financial Services Bureau commenced an examination of the 2013 and 2014 Macau income tax returns of Palo. In February 2018, the Financial Services Bureau concluded its examination with no changes.

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
Leases

Lessor Arrangements

The Company is the lessor under leases for retail space at its resorts. The lease agreements include minimum base rents with contingent rental clauses primarily based on percentage of net sales exceeding minimum base rents.

The following table presents the future minimum rentals to be received under the operating leases (in thousands):

Years Ending December 31,
2018	$108,101
2019	114,577
2020	115,499
2021	53,902
2022	32,944
Thereafter	165,704
Total future minimum rentals	$590,727

The total future minimum rentals do not include contingent rentals. Contingent rentals were $38.6 million, $34.6 million and $48.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Lessee Arrangements

The Company is the lessee under leases for office space, warehouse facilities, certain office equipment and various parcels of land, including the land that Wynn Macau and Wynn Palace are built on. As of December 31, 2017, capital leases reflected in property and equipment, net on the Consolidated Balance Sheet were $16.6 million. The future minimum lease payments for capital leases are discounted to their present value in the table below and are included in other long-term liabilities on the Consolidated Balance Sheet.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2017, the Company was obligated under non-cancelable leases to make future minimum lease payments as follows (in thousands):

Years Ending December 31,	Operating Leases	Capital Leases
2018	$18,052	$989
2019	17,449	989
2020	12,083	989
2021	11,294	989
2022	11,323	989
Thereafter	69,045	67,732
Total minimum lease payments	$139,246	72,677
Less: Amount representing interest		(56,161)
		$16,516

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $18.3 million, $17.9 million and $16.4 million, respectively.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three- to five-year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts). As of December 31, 2017, the Company was obligated to make future payments of $65.8 million, $45.4 million, $18.7 million, $4.8 million and $2.9 million during the years ending December 2018, 2019, 2020, 2021 and 2022, respectively.

Other Commitments

The Company has additional commitments for gaming tax payments in Macau and performance and other miscellaneous contracts. As of December 31, 2017, the Company was obligated under these arrangements, to make future minimum payments as follows (in thousands):

Years Ending December 31,
2018	$127,943
2019	91,637
2020	50,438
2021	38,569
2022	6,537
Thereafter	4,000
Total minimum payments	$319,124

The above table does not include community payments associated with the continuing operations of Wynn Boston Harbor, which commence upon the opening of the resort. These amounts are approximately $10.6 million per year with minimal annual increases.

Letters of Credit

As of December 31, 2017, the Company had outstanding letters of credit of $17.7 million.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Litigation

In addition to the actions noted below, the Company and its affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations and cash flows.

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

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties are "unsuitable persons" under Article VII of the Company's articles of incorporation. On that same day, Wynn Resorts redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock, and, pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022, and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. For additional information on the redemption and the Redemption Note, see Note 7, "Long-term Debt" and Note 9, "Stockholders' Equity."

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
On March 12, 2012, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the "Counterclaim") that purports to assert claims against the Company, each of the members of the Company's Board of Directors (other than Mr. Okada) and Wynn Resorts' General Counsel (the "Wynn Parties"). The Counterclaim alleges, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation (the "Articles") pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze's shares acted at the direction of Mr. Wynn and did not independently and objectively evaluate the Okada Parties' suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts Articles by failing to pay Aruze fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze received in exchange for the redeemed shares, including the Redemption Note's principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the Counterclaim seeks a declaration that the redemption of Aruze's shares was void, an injunction restoring Aruze's share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze, Mr. Wynn, and Elaine P. Wynn (the "Stockholders Agreement").
On June 19, 2012, Elaine P. Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine P. Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine P. Wynn. On May 17, 2017, Elaine P. Wynn filed an amended cross claim which added Wynn Resorts and Wynn Resorts' General Counsel (together with Mr. Wynn, the "Wynn Cross Defendants") as cross defendants. The amended cross claim substantially repeats its earlier allegations and further alleges that Mr. Wynn engaged in acts of misconduct that, with the Wynn Cross Defendants, resulted in Mr. Wynn allegedly breaching the Stockholders Agreement and violating alleged duties under the Stockholders Agreement by preventing Elaine P. Wynn from being nominated and elected to serve as one of the Company's directors. In addition to continuing to seek the declarations asserted under the original cross claim, the amended cross claim seeks an order compelling Mr. Wynn to comply with the Stockholders Agreement by assuring the nomination and election of Elaine P. Wynn to the Board of Directors and seeks unspecified monetary damages from Mr. Wynn and the Wynn Cross Defendants. On July 10, 2017, the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

court denied Wynn Resorts' and Wynn Resorts' General Counsel's motions to dismiss, and on July 24, 2017, the court denied Wynn Resorts' motion to sever. The Wynn Cross Defendants will vigorously defend against the claims asserted against them.
The 2023 Indenture provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of the Company than is beneficially owned by any other person, a change of control will have occurred. The 2025 Indenture and the 2027 Indenture each provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture and the 2027 Indenture, respectively. If the Stockholders Agreement is determined not to be enforceable pursuant to Elaine P. Wynn's cross claim, Mr. Wynn would not beneficially own or control Elaine P. Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas, LLC debt documents. Under the 2023 Indenture, the 2025 Indenture and the 2027 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 2023 Notes or the 2025 Notes, as applicable, are rated below investment grade by both rating agencies that rate such notes and, in the case of the 2027 Indenture, the ratings of the 2027 WLV Notes have decreased below the ratings assigned to the 2027 WLV Notes on the date they were issued as described in the 2027 Indenture, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption).

On February 12, 2018, counsel for Mr. Wynn advised the court hearing this matter that Mr. Wynn now agrees that the Stockholders Agreement no longer binds either Mr. Wynn or Elaine P. Wynn. There can be no assurance that the court will concur with the position now taken by Mr. Wynn, or that the Stockholders Agreement will in fact be deemed to no longer bind the parties thereto.

On February 16, 2018, the Issuers commenced a Consent Solicitation for a Proposed Amendment to the 2023 Indenture. The Proposed Amendment would conform the definition of change of control relating to ownership of equity interests in the Company to the terms of the 2025 Indenture and 2027 Indenture. Adoption of the Proposed Amendment requires the consent of holders of a majority in aggregate principal amount of the 2023 Notes. The Consent Solicitation will expire on March 6, 2018.
Fact discovery closed in November 2017 and expert discovery closed in January 2018. In February 2018, the court ruled upon the parties' various motions for summary judgment and, among other rulings, entered summary judgment in favor of the Wynn Parties and against the Okada Parties related to their claims that the terms of the Redemption Note violated the Articles or were otherwise unconscionable. Trial is scheduled to begin in April 2018.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Macau Action:

On July 3, 2015, WML announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or WML (collectively, the "Wynn Macau Parties"). The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Palace is located was unlawful and that the previously disclosed donation by Wynn Resorts to the University of Macau Development Foundation was unlawful. The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. On July 11, 2017, the Macau Court dismissed all claims by the Okada Parties as unfounded, fined the Okada Parties as vexatious litigants, and ordered the Okada Parties to pay for court costs and the Wynn Macau Parties' attorney's fees. On or about October 16, 2017, the Okada Parties filed formal appeal papers in Macau, which Wynn Macau SA received on November 21, 2017. Wynn Macau SA filed its response on December 21, 2017.
The Company believes the action commenced by the Okada Parties is without merit and will vigorously defend itself against the claims pleaded against it. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.
Derivative Litigation Related to Redemption Action

Two state derivative actions were commenced against the Company and all members of its Board of Directors in the Eighth Judicial District Court of Clark County, Nevada. These state court actions brought by the following plaintiffs have been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the "Derivative Plaintiffs"). The Derivative Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors during the applicable period, including Mr. Okada, as well as the Company's Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The Derivative Plaintiffs claim that the individual defendants failed to disclose to the Company's stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The Derivative Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorney's fees and costs. On June 18, 2014, the court entered a stipulation between the parties that provides for a stay of the action and directs the parties, within 45 days of the conclusion of the Redemption Action, to discuss how the derivative action should proceed and to file a joint report with the court.
The defendants in these actions are vigorously defending against the claims pleaded against them. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.
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

On July 1, 2015, the MGC filed motions to dismiss Mohegan's and the City of Revere's complaints. On December 3, 2015, the court granted the motion to dismiss the claims asserted in the Revere Action. Also on December 3, 2015, the court granted the motion to dismiss three of the four counts asserted by Mohegan but denied the motion as to Mohegan's certiorari claim. The

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

City of Revere and IBEW sought immediate appellate review of the dismissal of their claims and the MGC requested immediate appellate review of the court's denial of the MGC's motion to dismiss Mohegan's certiorari claim. All three petitions for interlocutory review were denied. The parties then appealed to the Massachusetts Supreme Judicial Court ("SJC"). On March 10, 2017, the SJC affirmed the trial court's dismissal of the City of Revere's claims and IBEW's claims. The SJC affirmed the court's dismissal of Mohegan's claims except for the certiorari claim, which the SJC remanded to the Suffolk Superior Court. Mohegan filed a motion for judgment on the pleadings on November 3, 2017, and oral argument is scheduled for April 5, 2018.

The SJC reversed the trial court's dismissal of the individual plaintiffs' open meeting law claim and remanded that claim to the Suffolk Superior Court. The parties are currently in the discovery phase.

Wynn MA was not named in the above complaint. The MGC retained private legal representation at its own nontaxpayer-funded expense.

Actions Related to Mr. Wynn

Investigations:

On January 26, 2018, the Company's Board of Directors formed a Special Committee comprised solely of independent directors to investigate allegations of inappropriate personal conduct by Mr. Wynn in the workplace. On February 12, 2018, the Special Committee announced that its review was expanded to include a comprehensive review of the Company's internal policies and procedures with the goal of employing best practices to maintain a safe and respectful workplace for all employees. Gaming regulators in Massachusetts and Nevada are reviewing these matters, including suitability with respect to the Company and its related licensees, and the Company is cooperating with these regulatory reviews. The gaming regulator in Macau is monitoring and reviewing the situation, and the Company is cooperating.

Stockholder Actions:

Six stockholder derivative actions have been filed on behalf of the Company in state and federal court located in Clark County, Nevada against certain members of the Company's Board of Directors and, in some cases, the Company's General Counsel. Specifically, (i) on February 6, 2018, Norfolk County Retirement System filed a stockholder derivative action against certain current and former members of the Company's Board of Directors and the Company's General Counsel; (ii) on February 15, 2018, Operating Engineers Construction Industry and Miscellaneous Pension Fund filed a stockholder derivative action against certain current and former members of the Company's Board of Directors; (iii) on February 15, 2018, Boynton Beach Municipal Firefighters' Pension Trust Fund and the Firemen's Retirement System of St. Louis filed a stockholder derivative action against certain current and former members of the Company's Board of Directors and the Company's General Counsel; (iv) on February 15, 2018, Rickey A. Broussard filed a stockholder derivative action against certain current and former members of the Company's Board of Directors and the Company's General Counsel, (v) on February 22, 2018, Thomas P. DiNapoli, Comptroller of the State of New York, as Administrative Head of the New York State and Local Retirement System and trustee of the New York State Common Retirement Fund filed a shareholder derivative action against certain current and former members of the Company's Board of Directors and the Company's General Counsel and (vi) on February 22, 2018, Erste-Sparinvest Kapitalanlagegesellschaft M.B.H. filed a shareholder derivative action against certain current and former members of the Company's Board of Directors and the Company's General Counsel. Each of the complaints alleges, among other things, breach of fiduciary duties in failing to detect, prevent and remedy alleged inappropriate personal conduct by Mr. Wynn in the workplace. Each of the actions seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff.

On February 20, 2018, a securities class action was filed against the Company and certain current and former officers of the Company in the United States District Court, Southern District of New York by John V. Ferris and Joann M. Ferris on behalf of all persons who purchased the Company's common stock between February 28, 2014 and January 25, 2018. The complaint alleges, among other things, certain violations of federal securities laws and seeks to recover unspecified damages as well as attorneys' fees, costs and related expenses for the plaintiffs.

The defendants in these actions will vigorously defend against the claims pleaded against them. These actions are in preliminary stages and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15 - Segment Information

The Company reviews the results of operations for each of its operating segments. Wynn Macau and Encore, an expansion at Wynn Macau, are managed as a single integrated resort and have been aggregated as one reportable segment ("Wynn Macau"). Wynn Palace is presented as a separate reportable segment and is combined with Wynn Macau for geographical presentation. Wynn Las Vegas and Encore, an expansion at Wynn Las Vegas, are managed as a single integrated resort and have been aggregated as one reportable segment ("Las Vegas Operations"). The Company identifies each resort as a reportable segment considering operations within each resort have similar economic characteristics, type of customers, types of services and products, the regulatory environment of the operations and the Company's organizational and management reporting structure.

The Company also reviews construction and development activities for each of its projects under development, in addition to its reportable segments. The Company separately identifies capital expenditures and assets for its Wynn Boston Harbor development project. Other Macau primarily represents the Company's Macau holding company.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the Company's segment information (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net revenues
Macau Operations:
Wynn Macau	$2,485,804	$2,264,087	$2,463,092
Wynn Palace	2,139,154	583,336	—
Total Macau Operations	4,624,958	2,847,423	2,463,092
Las Vegas Operations	1,681,410	1,618,874	1,612,791
Total	$6,306,368	$4,466,297	$4,075,883
Adjusted Property EBITDA(1)
Macau Operations:
Wynn Macau	$760,752	$681,509	$708,623
Wynn Palace	527,583	103,036	—
Total Macau Operations	1,288,335	784,545	708,623
Las Vegas Operations	522,397	474,782	477,166
Total	1,810,732	1,259,327	1,185,789
Other operating expenses
Pre-opening	26,692	154,717	77,623
Depreciation and amortization	552,368	404,730	322,629
Property charges and other	29,576	54,822	10,535
Corporate expenses and other	102,560	80,162	76,079
Stock-based compensation	43,971	43,218	38,286
Equity in income from unconsolidated affiliates	—	16	1,823
Total other operating expenses	755,167	737,665	526,975
Operating income	1,055,565	521,662	658,814
Other non-operating income and expenses
Interest income	31,193	13,536	7,229
Interest expense, net of amounts capitalized	(388,664)	(289,365)	(300,906)
Change in interest rate swap fair value	(1,056)	433	(5,300)
Change in Redemption Note fair value	(59,700)	65,043	52,041
Loss on extinguishment of debt	(55,360)	—	(126,004)
Equity in income from unconsolidated affiliates	—	16	1,823
Other	(21,709)	(728)	1,550
Total other non-operating income and expenses	(495,296)	(211,065)	(369,567)
Income before income taxes	560,269	310,597	289,247
Benefit (provision) for income taxes	328,985	(8,128)	(7,723)
Net income	889,254	302,469	281,524
Less: Net income attributable to noncontrolling interests	(142,073)	(60,494)	(86,234)
Net income attributable to Wynn Resorts, Limited	$747,181	$241,975	$195,290

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)
"Adjusted Property EBITDA" is net income before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, loss on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts' calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years ended December 31,
	2017	2016	2015
Capital expenditures
Macau Operations:
Wynn Macau	$43,510	$43,548	$68,744
Wynn Palace	107,405	838,271	1,566,090
Total Macau Operations	150,915	881,819	1,634,834
Las Vegas Operations	139,893	106,373	117,011
Wynn Boston Harbor	572,825	212,197	67,705
Corporate and other	71,841	25,554	101,690
	$935,474	$1,225,943	$1,921,240

	December 31,
	2017	2016	2015
Assets
Macau Operations:
Wynn Macau	$1,271,544	$1,161,670	$1,331,312
Wynn Palace	4,017,494	4,317,458	3,439,041
Other Macau	174,769	28,927	570,959
Total Macau Operations	5,463,807	5,508,055	5,341,312
Las Vegas Operations	3,266,390	3,275,780	3,145,713
Wynn Boston Harbor	1,060,530	419,001	185,853
Corporate and other	2,891,012	2,750,721	1,786,281
	$12,681,739	$11,953,557	$10,459,159

	December 31,
	2017	2016	2015
Long-lived assets
Macau	$4,613,950	$4,973,854	$4,324,743
United States	4,083,555	3,442,842	3,337,356
	$8,697,505	$8,416,696	$7,662,099

Quarterly Financial Information (Unaudited)

The following tables (in thousands, except per share data) present selected quarterly financial information for 2017 and 2016, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	Year Ended December 31, 2017
	First	Second	Third	Fourth (1)	Year
Net revenues	$1,475,680	$1,529,261	$1,612,331	$1,689,096	$6,306,368
Operating income	$249,930	$246,889	$257,327	$301,419	$1,055,565
Net income	$132,525	$106,796	$105,969	$543,964	$889,254
Net income attributable to Wynn Resorts, Limited	$100,816	$74,916	$79,767	$491,682	$747,181
Basic income per share	$0.99	$0.73	$0.78	$4.80	$7.32
Diluted income per share	$0.99	$0.73	$0.78	$4.77	$7.28

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2016
	First	Second	Third (2)	Fourth	Year
Net revenues	$997,678	$1,058,364	$1,109,822	$1,300,433	$4,466,297
Operating income	$158,298	$147,539	$76,931	$138,894	$521,662
Net income (loss)	$105,792	$89,442	$(19,331)	$126,566	$302,469
Net income (loss) attributable to Wynn Resorts, Limited	$75,221	$70,391	$(17,437)	$113,800	$241,975
Basic income (loss) per share	$0.74	$0.69	$(0.17)	$1.12	$2.39
Diluted income (loss) per share	$0.74	$0.69	$(0.17)	$1.12	$2.38

(1) The Company recorded a provisional income tax benefit of $339.9 million related to the enactment of U.S. tax reform. See Item 8—"Financial Statements and Supplementary Data," Note 13, "Income Taxes."
(2) Wynn Palace opened on August 22, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)     Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the Company's disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2017, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears under "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2018 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 (the "2018 Proxy Statement") under the captions "Election of Directors," "Executive Officers," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be contained in the 2018 Proxy Statement under the captions "Director Compensation," "Compensation Discussion and Analysis" and "Executive Compensation Tables," and is incorporated herein by reference.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	644,460	$73.93	3,179,113
Equity compensation plans not approved by security holders	—	—	—
Total	644,460	$73.93	3,179,113

Certain information required by this item will be contained in the 2018 Proxy Statement under the caption "Certain Beneficial Ownership and Management," and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2018 Proxy Statement under the caption "Certain Relationships and Related Transactions," and "Corporate Governance," and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the 2018 Proxy Statement under the caption "Ratification of Appointment of Independent Auditors," and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

•	Quarterly Financial Information (Unaudited)

(a)2. Financial Statement Schedule filed in Part IV of this report:

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Provision (Benefit) for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
2017	$54,742	(6,711)	(17,431)	$30,600
2016	$67,057	8,203	(20,518)	$54,742
2015	$74,678	11,115	(18,736)	$67,057

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred income tax asset valuation allowance:
2017	$3,286,723	112,543	(8,799)	$3,390,467
2016	$3,330,878	32,130	(76,285)	$3,286,723
2015	$3,296,789	52,759	(18,670)	$3,330,878

(a)3. Exhibits
Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Registrant.	10-Q	5/8/2015
3.2	Eighth Amended and Restated Bylaws of the Registrant.	10-Q	11/6/2015
4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.	S-1	10/7/2002
4.4	Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	3/13/2012
4.5	Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	5/22/2013
4.6	Indenture, dated as of February 18, 2015, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	2/18/2015
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
		10-K	3/2/2015
4.9	Indenture, dated as of May 11, 2017, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	5/11/2017
4.10	Indenture, dated as of September 20, 2017, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, relating to senior notes due 2024.	10-Q	11/8/2017
4.11	Indenture, dated as of September 20, 2017, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, relating to senior notes due 2027.	10-Q	11/8/2017
+10.1.1.0	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.	S-1	10/7/2002
+10.1.1.1	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited.	10-Q	11/4/2004
+10.1.1.2	Second Amendment to Employment Agreement between Wynn Resorts, Limited and Stephen A. Wynn dated January 31, 2007.	10-K	3/1/2007
+10.1.1.3	Third Amendment to Employment Agreement, dated as of September 11, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.	8-K	9/15/2008
+10.1.1.4	Fourth Amendment to Employment Agreement, dated as of December 31, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.	10-K	3/2/2009
+10.1.1.5	Amendment to Employment Agreement, dated as of February 16, 2009, by and between Wynn Resorts, Limited and Stephen A. Wynn.	10-Q	5/11/2009
+10.1.1.6	Sixth Amendment to Employment Agreement, dated as of February 24, 2011, between Wynn Resorts, Limited and Stephen A. Wynn.	8-K	2/28/2011
+10.1.1.7	Seventh Amendment to Employment Agreement, dated as of January 15, 2015, between Wynn Resorts, Limited and Stephen A. Wynn.	10-K	3/2/2015
+10.1.2.0	Amended and Restated Employment Agreement, dated as of February 28, 2017, by and between Wynn Resorts, Limited and Matt Maddox.	10-Q	5/4/2017
+10.1.3.0	Employment Agreement, dated as of April 24, 2007, by and between Wynn Resorts, Limited and Kim Sinatra.	10-K	3/1/2010
+10.1.3.1	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Wynn Resorts, Limited and Kim Sinatra.	10-K	3/1/2010

+10.1.3.2	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Kim Sinatra.	10-K	3/1/2010
+10.1.3.3	Second Amendment to Employment Agreement, dated as of November 30, 2009, by and between Wynn Resorts, Limited and Kim Sinatra.	10-K	3/1/2010
+10.1.3.4	Third Amendment to Employment Agreement, dated as of May 5, 2014, by and between Wynn Resorts, Limited and Kim Sinatra.	10-Q	8/8/2014
+10.1.3.5	Fourth Amendment to Employment Agreement, dated as of April 27, 2015, by and between Wynn Resorts, Limited and Kim Sinatra.	10-Q	8/7/2015
+10.1.3.6	Amended and Restated Employment Agreement, dated as of February 28, 2017, by and between Wynn Resorts, Limited and Kim Sinatra.	10-Q	5/4/2017
+10.1.4.0	Employment Agreement, dated as of August 31, 2005, by and between Wynn Resorts, Limited and John Strzemp.	10-K	2/28/2014
+10.1.4.1	First Amendment to Employment Agreement, dated as of March 26, 2008, by and between Wynn Resorts, Limited and John Strzemp.	10-K	2/28/2014
+10.1.4.2	Second Amendment to Employment Agreement, dated as of December 31, 2008, by and between Wynn Resorts, Limited and John Strzemp.	10-K	2/28/2014
+10.1.4.3	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and John Strzemp.	10-K	2/28/2014
+10.1.4.4	Fourth Amendment to Employment Agreement, dated as of March 23, 2009, by and between Wynn Resorts, Limited and John Strzemp.	10-K	2/28/2014
+10.1.4.5	Fifth Amendment to Employment Agreement, dated as of February 25, 2013, by and between Wynn Resorts, Limited and John Strzemp.	10-K	2/28/2014
+10.1.4.6	Sixth Amendment to Employment Agreement, dated as of September 10, 2013, by and between Wynn Resorts, Limited and John Strzemp.	10-K	2/28/2014
+10.1.5.0	Employment Agreement, dated as of November 7, 2013, by and between Wynn Resorts, Limited and Stephen Cootey.	10-Q	8/8/2014
+10.1.5.1	First Amendment to Employment Agreement, dated as of January 6, 2014, by and between Wynn Resorts, Limited and Stephen Cootey.	10-Q	8/8/2014
+10.1.5.2	Second Amendment to Employment Agreement, dated as of February 24, 2015, by and between Wynn Resorts, Limited and Stephen Cootey.	10-K	3/2/2015
+10.1.5.3	Separation Agreement and Release, dated as of February 22, 2017, by and between Wynn Resorts, Limited and Stephen Cootey.	10-Q	5/4/2017
+10.1.6.0	Employment Agreement, dated as of January 27, 2017 by and between Wynn Resorts, Limited and Craig Billings.	10-Q	5/4/2017
+10.2.0	Amended and Restated 2014 Omnibus Incentive Plan, dated January 1, 2017.	10-K	2/24/2017
10.3.1.0	Amended and Restated Stockholders Agreement, dated January 6, 2010, by and among Stephen A. Wynn, Elaine P. Wynn and Aruze USA, Inc.	8-K	1/6/2010
10.3.1.1	Waiver and Consent, dated November 24, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn.	8-K	11/26/2010
10.3.1.2	Waiver and Consent, dated December 15, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn.	8-K	12/15/2010
10.3.2.0
Second Amended and Restated Shareholders' Agreement, dated as of January 14, 2016, by and among Wynn Resorts (Macau), Ltd., Wynn Resorts International, Ltd., Chen Chi Ling Linda and Wynn Resorts (Macau), S.A.
		10-K	*
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
		8-K	5/2/2012
10.4.1.4	Bank Guarantee Reimbursement Agreement, dated as of September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.	10-Q	11/4/2004
10.5.1.0	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
10.5.1.1	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
10.5.2.0	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC.	10-K	3/15/2005
10.5.2.1	Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Macau, Limited.	10-K	3/2/2015
10.5.2.2	Amended and Restated Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Resorts (Macau), S.A.	10-K	3/2/2015
10.5.2.3	2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.	10-Q	5/8/2015
10.5.2.4	2014 Intellectual Property License Agreement, dated as of November 20, 2014, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn MA, LLC.	10-K	2/29/2016
10.6.1.0	Common Terms Agreement Fifth Amendment Agreement, dated September 30, 2015, between, among others, Wynn Resorts (Macau), S.A. as the company and Bank of China Limited Macau Branch as security agent.	10-Q	11/6/2015
10.6.2.0
Term Facility Agreement Fourth Amendment Agreement, dated September 30, 2015, by and among Wynn Resorts (Macau), S.A. and Bank of China Limited Macau Branch as Hotel Facility Agent and Hotel Facility Lender.
		10-Q	11/6/2015
10.6.4.0
Revolving Credit Facility Agreement Amendment Agreement, dated as of September 30, 2015, by and among Wynn Resorts (Macau), S.A. and Bank of China Limited Macau Branch as Revolving Credit Facility Agent and Revolving Credit Facility Lender.
		10-Q	11/6/2015
10.6.7	Debenture, dated as of September 14, 2004, between Wynn Resorts (Macau), S.A. and Société Générale, Hong Kong Branch as the Security Agent.	10-Q	11/4/2004
10.8.0	Third Amended and Restated Agreement of Lease, dated as of December 1, 2016, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.	10-K	2/24/2017
10.8.1	Sixth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2012, between Stephen A. Wynn, as lessor, and Wynn Las Vegas, LLC, as lessee.	10-Q	11/9/2012
10.9.1.0	Aircraft Time Sharing Agreement, dated as of January 15, 2015, by and between Wynn Resorts, Limited and Stephen A. Wynn.	10-K	3/2/2015
10.9.2.0	Aircraft Purchase Option Agreement, dated as of January 3, 2013, between Wynn Resorts, Limited and Stephen A. Wynn.	10-K	3/1/2013
10.10.0	Form of Indemnity Agreement.	S-1	9/18/2002
10.11.0	Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Macau, Limited and Wynn Resorts, Limited.	10-K	3/2/2015
10.11.1	Amended and Restated Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Resorts (Macau), S.A., and Wynn Resorts, Limited.	10-K	3/2/2015
10.11.2	Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between Wynn Las Vegas, LLC and Wynn Resorts, Limited.	10-K	3/2/2015
10.11.3	Management Fee and Corporate Allocation Agreement, dated as of November 20, 2014, by and among Wynn MA, LLC and Wynn Resorts, Limited.	10-K	2/29/2016
10.11.4	Promissory Note, dated as of February 18, 2012, made by Wynn Resorts, Limited to Aruze USA, Inc.	8-K	2/21/2012

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
		10-Q	5/4/2017
10.12.5	Completion Guaranty, dated as of November 20, 2014, by and between Wynn Resorts, Limited, and Deutsche Bank AG New York Branch, as administrative agent.	10-K	3/2/2015
10.12.6
Security Agreement, dated as of November 20, 2014, by and among Wynn America, LLC, Wynn Las Vegas Holdings, LLC, Everett Property, LLC and Wynn MA, LLC, as pledgors, and Deutsche Bank AG New York Branch, as collateral agent.
		10-K	3/2/2015
10.12.7
Joinder Agreement, dated as of August 9, 2017, by Wynn Las Vegas, LLC and Wynn Sunrise, LLC as guarantors, to the Credit Agreement, dated as of November 20, 2014, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time.
		10-Q	11/8/2017
10.12.8
Joinder Agreement, dated as of August 9, 2017, by Wynn Las Vegas, LLC and Wynn Sunrise, LLC, as pledgors, and Deutsche Bank AG New York Branch, as collateral agent, to the Security Agreement, dated as of November 20, 2014.
		10-Q	11/8/2017
21.1	Subsidiaries of the Registrant.	10-K	*
23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.	10-K	*
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.	10-K	*

101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Stockholders' Equity as of December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.
	10-K	*

*	Filed herein

+	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 28, 2018	By:	/s/ Matt Maddox
Matt Maddox
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matt Maddox	Chief Executive Officer and President (Principal Executive Officer)	February 28, 2018
Matt Maddox

/s/ D. Boone Wayson	Non-Executive Chairman of the Board and Director	February 28, 2018
D. Boone Wayson

/s/ John J. Hagenbuch	Director	February 28, 2018
John J. Hagenbuch

/s/ Dr. Ray R. Irani	Director	February 28, 2018
Dr. Ray R. Irani

/s/ Jay L. Johnson	Director	February 28, 2018
Jay L. Johnson

/s/ Robert J. Miller	Director	February 28, 2018
Robert J. Miller

/s/ Patricia Mulroy	Director	February 28, 2018
Patricia Mulroy

/s/ Clark T. Randt, Jr.	Director	February 28, 2018
Clark T. Randt, Jr.

/s/ Alvin V. Shoemaker	Director	February 28, 2018
Alvin V. Shoemaker

/s/ J. Edward Virtue	Director	February 28, 2018
J. Edward Virtue

/s/ Craig S. Billings	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2018
Craig S. Billings