Form 10-Q
period 2018-03-31
WYNN RESORTS LTD
filed 2018-05-09
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common stock, $0.01 par value	108,587,045

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,031,662	$2,804,474
Investment securities	29,208	166,773
Receivables, net	228,226	224,128
Inventories	67,579	71,636
Prepaid expenses and other	91,624	156,773
Total current assets	2,448,299	3,423,784
Property and equipment, net	8,887,843	8,498,756
Restricted cash	2,017	2,160
Investment securities	100,494	160,682
Intangible assets, net	212,384	123,705
Deferred income taxes, net	347,970	240,533
Other assets	216,167	232,119
Total assets	$12,215,174	$12,681,739
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$301,577	$285,437
Customer deposits	1,036,946	1,049,629
Gaming taxes payable	225,304	211,600
Accrued compensation and benefits	114,719	140,450
Accrued interest	71,943	94,695
Current portion of long-term debt	121,714	62,690
Dividends payable to noncontrolling interests	138,337	—
Other accrued liabilities	88,369	85,789
Total current liabilities	2,098,909	1,930,290
Long-term debt	9,234,679	9,565,936
Other long-term liabilities	110,198	107,163
Total liabilities	11,443,786	11,603,389
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 116,590,962 and 116,391,753 shares issued; 103,202,045 and 103,005,866 shares outstanding, respectively	1,166	1,164
Treasury stock, at cost; 13,388,917 and 13,385,887 shares, respectively	(1,184,967)	(1,184,468)
Additional paid-in capital	1,508,714	1,497,928
Accumulated other comprehensive loss	(1,874)	(1,845)
Retained earnings	388,523	635,067
Total Wynn Resorts, Limited stockholders' equity	711,562	947,846
Noncontrolling interests	59,826	130,504
Total stockholders' equity	771,388	1,078,350
Total liabilities and stockholders' equity	$12,215,174	$12,681,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
		(as adjusted)
Operating revenues:
Casino	$1,242,139	$989,740
Rooms	190,310	168,824
Food and beverage	172,222	164,533
Entertainment, retail and other	110,907	100,660
Total operating revenues	1,715,578	1,423,757
Operating expenses:
Casino	764,401	629,796
Rooms	63,197	60,767
Food and beverage	137,658	131,768
Entertainment, retail and other	48,030	47,065
General and administrative	169,585	159,962
Litigation settlement	463,557	—
(Benefit) provision for doubtful accounts	691	(4,166)
Pre-opening	10,345	5,779
Depreciation and amortization	136,357	139,820
Property charges and other	3,051	3,036
Total operating expenses	1,796,872	1,173,827
Operating income (loss)	(81,294)	249,930
Other income (expense):
Interest income	7,220	6,471
Interest expense, net of amounts capitalized	(98,227)	(98,262)
Change in interest rate swap fair value	—	(771)
Change in Redemption Note fair value	(69,331)	(15,847)
Gain on extinguishment of debt	2,329	—
Other	(9,220)	(6,106)
Other income (expense), net	(167,229)	(114,515)
Income (loss) before income taxes	(248,523)	135,415
Benefit (provision) for income taxes	111,045	(2,890)
Net income (loss)	(137,478)	132,525
Less: net income attributable to noncontrolling interests	(66,829)	(31,709)
Net income (loss) attributable to Wynn Resorts, Limited	$(204,307)	$100,816
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$(1.99)	$0.99
Diluted	$(1.99)	$0.99
Weighted average common shares outstanding:
Basic	102,570	101,753
Diluted	102,570	102,069
Dividends declared per common share	$0.50	$0.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(137,478)	$132,525
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(1,831)	(1,171)
Change in net unrealized loss on investment securities, before and after tax	1,292	71
Redemption Note credit risk adjustment, net of tax of $2,735	9,211	—
Total comprehensive income (loss)	(128,806)	131,425
Less: comprehensive income attributable to noncontrolling interests	(66,319)	(31,384)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$(195,125)	$100,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2018	103,005,866	$1,164	$(1,184,468)	$1,497,928	$(1,845)	$635,067	$947,846	$130,504	$1,078,350
Cumulative credit risk adjustment	—	—	—	—	(9,211)	9,211	—	—	—
Net loss	—	—	—	—	—	(204,307)	(204,307)	66,829	(137,478)
Currency translation adjustment	—	—	—	—	(1,321)	—	(1,321)	(510)	(1,831)
Change in net unrealized loss on investment securities	—	—	—	—	1,292	—	1,292	—	1,292
Redemption Note settlement	—	—	—	—	9,211	—	9,211	—	9,211
Issuance of restricted stock	135,667	1	—	1,298	—	—	1,299	501	1,800
Cancellation of restricted stock	(5,048)	—	—	—	—	—	—	—	—
Exercise of stock options	68,590	1	—	4,827	—	—	4,828	—	4,828
Shares repurchased by the Company and held as treasury shares	(3,030)	—	(499)	—	—	—	(499)	—	(499)
Cash dividends declared	—	—	—	—	—	(51,448)	(51,448)	(138,321)	(189,769)
Stock-based compensation	—	—	—	4,661	—	—	4,661	823	5,484
Balances, March 31, 2018	103,202,045	$1,166	$(1,184,967)	$1,508,714	$(1,874)	$388,523	$711,562	$59,826	$771,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
		(as adjusted)
Cash flows from operating activities:
Net income (loss)	$(137,478)	$132,525
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	136,357	139,820
Deferred income taxes	(110,173)	2,170
Stock-based compensation expense	7,304	8,207
Amortization of debt issuance costs	9,361	6,200
Loss on extinguishment of debt	2,166	—
(Benefit) provision for doubtful accounts	691	(4,166)
Change in interest rate swap fair value	—	771
Change in Redemption Note fair value	69,331	15,847
Property charges and other	16,613	7,840
Increase (decrease) in cash from changes in:
Receivables, net	(5,169)	37,043
Inventories and prepaid expenses and other	(7,492)	682
Customer deposits	(9,134)	135,018
Accounts payable and accrued expenses	(26,023)	(67,373)
Net cash (used in) provided by operating activities	(53,646)	414,584
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(514,536)	(145,632)
Purchase of investment securities	(32,040)	(77,514)
Proceeds from sale or maturity of investment securities	227,668	80,957
Purchase of intangible assets and other assets	(89,298)	(464)
Proceeds from sale of assets	93	20,198
Net cash used in investing activities	(408,113)	(122,455)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,828	—
Dividends paid	(51,456)	(51,334)
Proceeds from note receivable from sale of ownership interest in subsidiary	75,000	—
Proceeds from issuance of long-term debt	1,673,605	—
Repayments of long-term debt	(1,977,045)	(331,159)
Repurchase of common stock	(499)	(8,489)
Payments for financing costs	(31,680)	—
Net cash used in financing activities	(307,247)	(390,982)
Effect of exchange rate on cash, cash equivalents and restricted cash	(3,949)	(791)
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(772,955)	(99,644)
Balance, beginning of period	2,806,634	2,645,945
Balance, end of period	$2,033,679	$2,546,301

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$111,618	$135,418
Stock-based compensation capitalized into construction	$—	$2
Liability settled with shares of common stock	$—	$19,225
Change in accounts and construction payables related to property and equipment	$14,870	$40,896
Change in dividends payable on unvested restricted stock included in other accrued liabilities	$(24)	$(569)
Dividends payable to noncontrolling interests	$138,337	$—

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

Wynn Palace features a luxury hotel tower with 1,706 guest rooms, suites and villas, approximately 424,000 square feet of casino space, 11 food and beverage outlets, approximately 37,000 square feet of meeting and convention space, approximately 106,000 square feet of retail space, public attractions, including a performance lake and floral art displays, and recreation and leisure facilities.

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 192,000 square feet of casino space, 33 food and beverage outlets, approximately 290,000 square feet of meeting and convention space, approximately 106,000 square feet of retail space (the majority of which is owned and operated under a joint venture of which the Company owns 50.1%), as well as two theaters, three nightclubs and a beach club, and recreation and leisure facilities.

In December 2016, the Company entered into a joint venture arrangement (the "Retail Joint Venture") with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space. In November 2017, the Company contributed approximately 74,000 square feet of additional retail space to the Retail Joint Venture, the majority of which is currently under construction at Wynn Las Vegas. The Company expects to open the additional retail space in the second half of 2018. For more information on the Retail Joint Venture, see Note 12, "Retail Joint Venture."

Development Projects

The Company is currently constructing Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The Company expects to open Encore Boston Harbor in mid-2019.

The Company has begun site preparation and pre-construction activities for the re-development of the Wynn Las Vegas golf course, which the Company closed in the fourth quarter of 2017. Phase 1 of the project is expected to include a lagoon and additional meeting and convention space. The Company expects to open Phase 1 in the first quarter of 2020.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which, except as otherwise described in Note 2 below, include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Note 2 -    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as a variable interest entity ("VIE") for which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 12, "Retail Joint Venture." All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to be consistent with current year presentation. Such reclassifications relate to the adoption of new accounting guidance as further described below in "Recently Adopted Accounting Standards" and had no effect on the previously reported net income.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign-currency denominated securities. Cash equivalents are carried at cost, which approximates fair value.

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents:
Cash (1)	$1,199,697	$2,354,244
Cash equivalents (2)	831,965	450,230
	2,031,662	2,804,474
Restricted cash (3)	2,017	2,160
Total cash, cash equivalents and restricted cash	$2,033,679	$2,806,634

(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash held in trust in accordance with WML's share award plan.
Investment Securities

Investment securities consist of domestic and foreign short-term and long-term investments in corporate bonds reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Short-term investments have a maturity date of less than one year and long-term investments are those with a maturity date greater than one year. The Company limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of March 31, 2018 and December 31, 2017, approximately 84.6% and 81.7%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Receivables, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Casino	$180,955	$173,664
Hotel	23,878	22,487
Other	54,560	58,577
	259,393	254,728
Less: allowance for doubtful accounts	(31,167)	(30,600)
	$228,226	$224,128

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

Redemption Note

On February 18, 2012, pursuant to its articles of incorporation, the Company redeemed and canceled all Aruze USA, Inc.’s ("Aruze") 24,549,222 shares of Wynn Resorts’ common stock. In connection with the redemption of the shares, the Company issued a promissory note (the "Redemption Note") with a principal amount of $1.94 billion, a maturity date of February 18, 2022 and an interest rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Redemption Note was recorded at fair value in accordance with applicable accounting guidance. The Company repaid the principal amount in full on March 30, 2018. As of December 31, 2017, the fair value of the Redemption Note was $1.88 billion.

In determining this fair value, the Company estimated the Redemption Note's present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with the risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows, as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of litigation with Aruze, Universal Entertainment Corporation and Mr. Kazuo Okada (collectively, the "Okada Parties") (see Note 13, "Commitments and Contingencies"); the outcome of ongoing investigations of Aruze by the U.S. Attorney's Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than its contractual life.

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

Revenue Recognition

The Company’s revenue contracts with customers consist of casino wagers and sales of rooms, food and beverage, entertainment, retail and other goods and services.
Gross casino revenues are measured by the aggregate net difference between gaming wins and losses. The Company applies a practical expedient by accounting for its casino wagering transactions on a portfolio basis versus an individual basis as all wagers have similar characteristics. Commissions rebated to customers either directly or indirectly through games promoters

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and cash discounts and other cash incentives earned by customers are recorded as a reduction of casino revenues. In addition to the wager, casino transactions typically include performance obligations related to complimentary goods or services provided to incentivize future gaming or in exchange for points earned under the Company’s loyalty programs.
For casino transactions that include complimentary goods or services provided by the Company to incentivize future gaming, the Company allocates the standalone selling price of each good or service to the appropriate revenue type based on the good or service provided. Complimentary goods or services that are provided under the Company’s control and discretion and supplied by third parties, are recorded as an operating expense.
The Company offers loyalty programs at both its Macau Operations and its Las Vegas Operations. Under the program at its Macau Operations, customers earn points based on their level of table games and slots play, which can be redeemed for free play, gifts and complimentary goods or services provided by the Company. Under the program at its Las Vegas Operations, customers earn points based on their level of slots play, which can be redeemed for free play. For casino transactions that include points earned under the Company’s loyalty programs, the Company defers a portion of the revenue by recording the estimated standalone selling price of the earned points that are expected to be redeemed as a liability. Upon redemption of the points for Company-owned goods or services, the standalone selling price of each good or service is allocated to the appropriate revenue type based on the good or service provided. Upon the redemption of the points with third parties, the redemption amount is deducted from the liability and paid directly to the third party.
After allocating amounts to the complimentary goods or services provided and to the points earned under the Company’s loyalty programs, the residual amount is recorded as casino revenue when the wager is settled.
The transaction price for rooms, food and beverage, entertainment, retail and other transactions is the net amount collected from the customer for such goods and services and is recorded as revenue when the goods are provided, services are performed or events are held. Sales tax and other applicable taxes collected by the Company are excluded from revenues. Advance deposits on rooms and advance ticket sales are performance obligations that are recorded as customer deposits until services are provided to the customer. Revenues from contracts with multiple goods or services are allocated to each good or service based on its relative standalone selling price. Entertainment, retail and other revenue also includes lease revenue, which is recognized on a time proportion basis over the lease term. Contingent lease revenue is recognized when the right to receive such revenue is established according to the lease agreements.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments, which taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $610.0 million and $496.7 million for the three months ended March 31, 2018 and 2017, respectively.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). Components of the Company's comprehensive income (loss) are reported in the accompanying Condensed Consolidated Statements of Stockholders' Equity and Condensed Consolidated Statements of Comprehensive Income (Loss).

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the changes by component, net of tax and noncontrolling interests, in accumulated other comprehensive loss of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Redemption Note	Accumulated other comprehensive loss
January 1, 2018	$(553)	$(1,292)	$—	$(1,845)
Cumulative credit risk adjustment (1)	—	—	(9,211)	(9,211)
Change in net unrealized loss	(1,321)	(1,339)	7,690	5,030
Amounts reclassified to net loss (2)	—	2,631	1,521	4,152
Other comprehensive income (loss)	(1,321)	1,292	9,211	9,182
March 31, 2018	$(1,874)	$—	$—	$(1,874)

(1) On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments. The adjustment to the beginning balance represents the cumulative effect of the change in instrument-specific credit risk on the Redemption Note. See "Recently Adopted Accounting Standards—Financial Instruments" below for additional information.
(2) The amounts reclassified to net loss include $1.7 million for other-than-temporary impairment losses and $0.9 million in realized losses, both related to investment securities, and a $1.5 million realized gain related to the repayment of the Redemption Note.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	March 31, 2018	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$831,965	$884	$831,081	—
Available-for-sale securities	$129,702	—	$129,702	—
Restricted cash	$2,017	—	$2,017	—

		Fair Value Measurements Using:
	December 31, 2017	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$450,230	$11,200	$439,030	—
Available-for-sale securities	$327,455	—	$327,455	—
Restricted cash	$2,160	—	$2,160	—

Liabilities:
Redemption Note	$1,879,058	—	$1,879,058	—

Recently Adopted Accounting Standards

Revenue Recognition Standard

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing revenue recognition guidance and creates a new topic for Revenue from Contracts with Customers. The guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also substantially revises required interim and annual disclosures. The Company adopted the guidance on January 1, 2018, which resulted in the following significant impacts on its Condensed Consolidated Financial Statements:

•	The promotional allowances line item was eliminated from the Condensed Consolidated Statements of Operations with the majority of the amount being netted against casino revenues.

•
The estimated cost of providing complimentary goods or services will no longer be allocated primarily to casino expenses from other operating departments as the new guidance requires revenues and expenses associated with providing complimentary goods or services to be classified based on the goods or services provided.

•	The portion of junket commissions previously recorded as a casino expense is now recorded as a reduction of casino revenue.

•
Mandatory service charges on food and beverage are now recorded on a gross basis with the amount received from the customer recorded as food and beverage revenue and the corresponding amount paid to employees recorded as food and beverage expense.

Certain prior period amounts have been reclassified to reflect the full retrospective adoption of the guidance. There was no impact on the Company’s financial condition, operating income or net income.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below provides a reconciliation of amounts previously reported and the resulting impacts from the adoption of the new revenue recognition guidance (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Adoption of ASC 606	As Adjusted
Gross revenues	$1,587,236	$(163,479)	$1,423,757
Promotional allowances	(111,556)	111,556	—
Operating revenues	1,475,680	(51,923)	1,423,757
Operating expenses	1,225,750	(51,923)	1,173,827
Operating income	$249,930	$—	$249,930

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 824-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This update eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The Company adopted this guidance on January 1, 2018, which resulted in a $9.2 million cumulative unrealized loss, net of tax, being recorded to accumulated other comprehensive loss with a corresponding increase to retained earnings. The adjustment represents the portion of the cumulative change in the Redemption Note fair value resulting from the change in the instrument-specific credit risk previously included in other income (expense) on the Condensed Consolidated Statements of Operations.

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance on January 1, 2018 on a retrospective basis and the updated disclosures are reflected for the periods presented in the Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2017, the change in restricted cash of $189.9 million was previously reported within net cash used in financing activities.

Accounting Standards Issued But Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing guidance relating to the definition of a lease, recognition of lease assets and lease liabilities on the balance sheet, and the disclosure of key information about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability on the balance sheet, measured on a discounted basis. Operating leases are currently not recognized on the balance sheet. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance. Lessees and lessors are required to apply a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently assessing the impact the guidance will have on its Consolidated Financial Statements and related disclosures.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited	$(204,307)	$100,816

Denominator:
Weighted average common shares outstanding	102,570	101,753
Potential dilutive effect of stock options and restricted stock	—	316
Weighted average common and common equivalent shares outstanding	102,570	102,069

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$(1.99)	$0.99
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$(1.99)	$0.99

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted net income per share	1,139	689

Note 4 -    Investment Securities

Investment securities consisted of the following (in thousands):

As of March 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$129,702	$—	$—	$129,702

As of December 31, 2017
Domestic and foreign corporate bonds	$328,747	$6	$(1,298)	$327,455

The Company assesses for indicators of other-than-temporary impairment on a quarterly basis. The Company determines whether (i) it does not have the intent to sell any of these investments, and (ii) it will not likely be required to sell these investments prior to the recovery of the amortized cost. During the three months ended March 31, 2018, the Company determined it had an other-than-temporary impairment and recorded a loss of $1.7 million.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair values of these investment securities as of March 31, 2018, by contractual maturity, are as follows (in thousands):

Fair value
Available-for-sale securities
Due in one year or less	$29,208
Due after one year through two years	73,588
Due after two years through three years	26,906
$129,702

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Buildings and improvements	$7,584,099	$7,582,611
Land and improvements	1,102,108	853,738
Furniture, fixtures and equipment	2,247,415	2,211,974
Leasehold interests in land	312,925	314,068
Airplanes	158,840	158,840
Construction in progress	1,242,900	1,016,207
	12,648,287	12,137,438
Less: accumulated depreciation	(3,760,444)	(3,638,682)
	$8,887,843	$8,498,756

As of March 31, 2018 and December 31, 2017, construction in progress consisted primarily of costs capitalized, including interest, for the construction of Encore Boston Harbor.

Land acquisition

During the first quarter of 2018, the Company acquired approximately 38 acres of land on the Las Vegas Strip directly across from Wynn Las Vegas for $336.2 million, approximately 16 acres of which are subject to a ground lease that expires in 2097. The ground lease has annual payments of $3.8 million for the next five years until 2023 and total payments of $370.7 million thereafter. The Company expects to use this land for future development.

In accordance with asset acquisition accounting standards, the Company allocated the purchase price to the identifiable assets acquired based on the relative fair value of each component. As a result, the Company recorded $89.1 million of the purchase price as a definite-lived intangible asset, which represents the favorable terms of the assumed ground lease relative to the market. The Company will amortize this amount to rent expense on a straight-line basis over the remaining term of the ground lease.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility, due 2021	$2,295,072	$2,298,798
Senior Revolving Credit Facility, due 2020	623,401	—
4 7/8% Senior Notes, due 2024	600,000	600,000
5 1/2% Senior Notes, due 2027	750,000	750,000

U.S. and Corporate Related:
Bridge Facility	800,000	—
Wynn America Credit Facilities:
Senior Term Loan Facility, due 2021	1,000,000	1,000,000
Senior Revolving Credit Facility, due 2021	250,000	—
4 1/4% Senior Notes, due 2023	500,000	500,000
5 1/2% Senior Notes, due 2025	1,780,000	1,800,000
5 1/4% Senior Notes, due 2027	880,000	900,000
Redemption Price Promissory Note, due 2022	—	1,936,443
	9,478,473	9,785,241
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(122,080)	(99,231)
Less: Redemption Note fair value adjustment	—	(57,384)
	9,356,393	9,628,626
Current portion of long-term debt	(121,714)	(62,690)
Total long-term debt, net of current portion	$9,234,679	$9,565,936

Macau Related Debt

Wynn Macau Credit Facilities

The Company's credit facilities include a $2.30 billion equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan Facility") and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility," collectively, the "Wynn Macau Credit Facilities"). The borrower is Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect wholly owned subsidiary of WML. As of March 31, 2018 and December 31, 2017, the interest rate was 3.24% and 3.16%, respectively. As of March 31, 2018, the Company had $123.7 million of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

WML Finance Revolving Credit Facility
The Company's credit facilities include a HK$3.87 billion (approximately $493.3 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility") under which WML Finance I, Limited, an indirect wholly owned subsidiary of WML, is the borrower. The WML Finance Credit Facility bears interest initially at 1.50% per annum, such rate calculated as the interest rate paid by the lender as the deposit bank for the cash collateral deposited and pledged with the lender plus a margin of 0.40%. As of March 31, 2018, the Company had no borrowings under the WML Finance Credit Facility.

U.S. and Corporate Related Debt

Bridge Facility

On March 28, 2018, the Company entered into a credit agreement to provide for a 364-day term loan (the "Bridge Facility"). The Bridge Facility bears interest at either LIBOR plus 2.75% per annum or base rate plus 1.75% per annum. As the Company had the intent and ability as of March 31, 2018 to settle the Bridge Facility by issuing equity, the Company classified the Bridge Facility as long-term as of March 31, 2018.

On April 3, 2018, the Company used net proceeds from newly issued shares of its common stock to repay all amounts borrowed under the Bridge Facility, together with all interest accrued thereon, and the credit agreement terminated pursuant to its terms. See Note 7, "Stockholders' Equity" for additional information on the Company's newly issued shares of common stock.

Redemption Price Promissory Note

On March 30, 2018, the Company used the net proceeds from the Bridge Facility, along with cash on hand and borrowings under its WA Senior Revolving Credit Facility (defined below) to repay the Redemption Note principal amount of $1.94 billion pursuant to the Settlement Agreement and Mutual Release ("Settlement Agreement"). See Note 13, "Commitments and Contingencies—Litigation—Redemption Action and Counterclaim" for additional information on the Settlement Agreement.

Wynn America Credit Facilities

The Company's credit facilities include an $875 million fully funded senior secured term loan facility (the "WA Senior Term Loan Facility I"), a $125 million fully funded senior term loan facility (the "WA Senior Term Loan Facility II") and a $375 million senior secured revolving credit facility (the "WA Senior Revolving Credit Facility," and collectively, the "Wynn America Credit Facilities"). The borrower is Wynn America, LLC, an indirect wholly owned subsidiary of the Company. As of March 31, 2018 and December 31, 2017, the interest rate was 3.63% and 3.32%, respectively. As of March 31, 2018, the Company had available borrowing capacity of $107.3 million, net of $17.7 million in outstanding letters of credit, under the WA Senior Revolving Credit Facility.

Wynn Las Vegas Senior Notes

During the three months ended March 31, 2018, Wynn Resorts purchased $20.0 million principal amount of the 5 1/2% Senior Notes due 2025 (the "2025 Notes") and $20 million principal amount of the 5 1/4% Senior Notes due 2027 (the "2027 Notes") through open market purchases. As of March 31, 2018, Wynn Resorts holds this debt and has not contributed it to its wholly owned subsidiary, Wynn Las Vegas, LLC.

On March 20, 2018, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the "Issuers"), wholly owned subsidiaries of the Company, executed a second supplemental indenture (the "Supplemental Indenture") to the Indenture dated May 22, 2013, as supplemented by that certain Supplemental Indenture dated as of February 18, 2015 (the "Indenture"), relating to the Issuers’ 4 1/4% Senior Notes due 2023 (the "2023 Notes"). The Supplemental Indenture amended the Indenture by conforming the definition of "Change of Control" relating to ownership of equity interests in the Company in the Indenture to the terms of the indentures governing the Issuers’ other outstanding notes. As part of executing the Supplemental Indenture, the Issuers paid $25.0 million to consenting holders of the 2023 Notes.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Covenant Compliance

Management believes that as of March 31, 2018, the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of March 31, 2018 and December 31, 2017 was $9.39 billion and $7.95 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and original issue premium, of $9.48 billion and $7.85 billion. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). See Note 2, "Summary of Significant Accounting Policies" for discussion of the estimated fair value of the Redemption Note as of December 31, 2017.

Note 7 - Stockholders' Equity

Equity Offering

On April 3, 2018, the Company completed a registered public offering (the "Equity Offering") of 5,300,000 newly issued shares of its common stock, par value $0.01 per share, to an affiliate of Galaxy Entertainment Group Limited at a price of $175 per share for net proceeds of approximately $915.8 million, after deducting underwriting discounts but before deducting the estimated offering expenses. The Company used the net proceeds from the Equity Offering to repay all amounts borrowed under the Bridge Facility, together with all interest accrued thereon, and used the remaining net proceeds to repay certain other indebtedness of the Company in April 2018.

Dividends

During the three months ended March 31, 2018 and 2017, the Company paid a cash dividend of $0.50 per share and recorded $51.4 million and $50.8 million as a reduction of retained earnings from cash dividends declared, respectively.

On April 24, 2018, the Company announced a cash dividend of $0.75 per share, payable on May 29, 2018, to stockholders of record as of May 17, 2018.

Noncontrolling Interests

On March 23, 2018, WML announced a cash dividend of HK$0.75 per share for a total of $497.1 million payable on April 25, 2018 to stockholders of record as of April 16, 2018. The Company's share of this dividend will be $358.8 million. As of March 31, 2018, the Company recorded a dividend payable and corresponding reduction to noncontrolling interests of $138.3 million.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Revenue

Disaggregation of Revenues
The Company operates integrated resorts in Macau and Las Vegas and generates revenues at its properties by providing the following types of services and products: gaming, rooms, food and beverage and entertainment, retail and other. Revenues disaggregated by type of revenue and geographic location are as follows (in thousands):

Three Months Ended March 31, 2018	Macau Operations	Las Vegas Operations	Total
Casino	$1,107,495	$134,644	$1,242,139
Rooms	68,853	121,457	190,310
Food and beverage	46,385	125,837	172,222
Entertainment, retail and other (1)	61,354	49,553	110,907
Total operating revenues	$1,284,087	$431,491	$1,715,578

Three Months Ended March 31, 2017
Casino	$865,074	$124,666	$989,740
Rooms	53,195	115,629	168,824
Food and beverage	38,991	125,542	164,533
Entertainment, retail and other (1)	47,762	52,898	100,660
Total operating revenues	$1,005,022	$418,735	$1,423,757
(1) Includes lease revenue accounted for under lease accounting guidance. See Note 2, "Summary of Significant Accounting Policies—Revenue Recognition" for lease revenue accounting policy details.
Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company’s primary liabilities associated with customer contracts are as follows (in thousands):

	March 31, 2018	December 31, 2017	Increase/ (decrease)	March 31, 2017	December 31, 2016	Increase/ (decrease)
Casino outstanding chips and front money deposits (1)	$983,538	$991,957	$(8,419)	$679,192	$546,487	$132,705
Advance room deposits and ticket sales (2)	49,692	52,253	(2,561)	47,520	45,696	1,824
Other gaming-related liabilities (3)	9,393	12,765	(3,372)	9,521	12,033	(2,512)
Loyalty program and related liabilities (4)	20,455	18,421	2,034	9,038	7,942	1,096
	$1,063,078	$1,075,396	$(12,318)	$745,271	$612,158	$133,113

(1) Casino outstanding chips represent amounts owed to junkets and customers for chips in their possession and casino front money deposits represent funds deposited by customers before gaming play occurs. These amounts are included in customer deposits on the Condensed Consolidated Balance Sheets and may be recognized as revenue or will be redeemed for cash in the future.

(2) Advance room deposits and ticket sales represent cash received in advance for goods or services to be provided in the future. These amounts are included in customer deposits on the Condensed Consolidated Balance Sheets and will be recognized as revenue when the goods or services are provided or the events are held. Decreases in this balance generally represent the recognition of revenue and increases in the balance represent additional deposits made by customers. The deposits are expected to primarily be recognized as revenue within one year.

(3) Other gaming-related liabilities generally represent unpaid wagers primarily in the form of unredeemed slot, race and sportsbook tickets or wagers for future sporting events. The amounts are included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

(4) Loyalty program and related liabilities represent the deferral of revenue until the loyalty points or other complimentaries are redeemed. The amounts are included in other accrued liabilities on the Condensed Consolidated Balance Sheets and are expected to be recognized as revenue within one year of being earned.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Casino	$1,819	$1,596
Rooms	127	149
Food and beverage	378	331
Entertainment, retail and other	43	27
General and administrative	4,937	6,104
Total stock-based compensation expense	7,304	8,207
Total stock-based compensation capitalized	—	2
Total stock-based compensation costs	$7,304	$8,209

Certain members of the Company's executive management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. For the three months ended March 31, 2018 and 2017, the Company recorded $1.8 million and $4.9 million, respectively, of stock-based compensation expense associated with these awards. The Company settled the obligation for the 2017 annual incentive bonus by issuing vested shares in December 2017 and January 2018.

Note 10 - Income Taxes

For the three months ended March 31, 2018 and 2017, the Company recorded an income tax benefit of $111.0 million and an income tax expense of $2.9 million, respectively. The 2018 income tax benefit primarily related to the settlement of the Redemption Note. The 2017 income tax expense primarily related to an increase in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").

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

Wynn Macau SA has received a five-year exemption from complementary tax on profits generated by gaming operations through December 31, 2020. For the three months ended March 31, 2018 and 2017, the Company was exempt from the payment of such taxes totaling $26.9 million and $12.7 million, respectively.

Wynn Macau SA also entered into an agreement with the Macau government that provides for an annual payment of 12.8 million Macau patacas (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA on dividend distributions through 2020.

In December 2017, the U.S. Tax Cuts and Jobs Act ("U.S. tax reform") was enacted. Also in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. For the year ended December 31, 2017, the Company recorded a provisional net tax benefit of $339.9 million. This provisional net tax benefit was based on the Company's initial analysis of the U.S. tax reform.  The Company continues to collect additional information and evaluate any regulatory guidance as it is issued and may adjust the provisional net tax benefit over the next nine months. Any subsequent adjustment to this amount will be recorded to the current income tax expense in the period in which the amount is determined.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Related Party Transactions

Separation Agreement

On February 6, 2018, Stephen A. Wynn, former Chairman of the Board of Directors and Chief Executive Officer ("Mr. Wynn") resigned as Chairman of the Board of Directors and Chief Executive Officer of Wynn Resorts and on February 15, 2018, Mr. Wynn entered into a separation agreement with the Company specifying the terms of his termination of service with the Company (the "Separation Agreement"). The Separation Agreement terminated Mr. Wynn’s employment agreement with the Company and confirmed that Mr. Wynn is not entitled to any severance payment or other compensation from the Company under his employment agreement.

Under the Separation Agreement, Mr. Wynn agreed not to compete against the Company for a period of two years and to provide reasonable cooperation and assistance to the Company in connection with any private litigation or arbitration and to the Board of Directors of the Company or any committee of the Board of Directors in connection with any investigation by the Company related to his service with the Company. The Separation Agreement provides that (i) Mr. Wynn’s lease of his personal residence at Wynn Las Vegas will terminate not later than June 1, 2018 and until such date Mr. Wynn shall continue to pay rent at its fair market value, unless Mr. Wynn elects to terminate the lease before such date, (ii) Mr. Wynn’s current healthcare coverage will terminate on December 31, 2018, and (iii) administrative support for Mr. Wynn will terminate on May 31, 2018. Additionally, in order to conduct sales of Company shares in an orderly fashion, the Company agreed to enter into a registration rights agreement with Mr. Wynn, with Mr. Wynn to reimburse the Company for its reasonable expenses. As of April 10, 2018, Mr. Wynn no longer resided at Wynn Las Vegas.

On March 20, 2018, the Company entered into a registration rights agreement with Mr. Wynn, the Wynn Family Limited Partnership, a Delaware limited partnership (together with Mr. Wynn, the "Selling Stockholder") and each holder from time to time a party thereto (the "Registration Rights Agreement"), pursuant to the Separation Agreement. The Selling Stockholder subsequently sold all of its holdings of the Company's common stock through open market transactions pursuant to Rule 144 under the Securities Act of 1933, as amended, and certain privately negotiated transactions. Pursuant to the Registration Rights Agreement, without the Company's prior written consent, the Selling Stockholder was not permitted to sell more than an aggregate of 4,043,903 shares of Common Stock in any quarter. The Company provided written consent permitting the Selling Stockholder to undertake the registered sales.

Amounts Due to Officers

The Company periodically provides services to certain executive officers and directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers and directors reimburse the Company. Certain officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of March 31, 2018, these net deposit balances with the Company were immaterial.

Note 12 - Retail Joint Venture

In December 2016, the Company sold Crown a 49.9% ownership interest in the Retail Joint Venture for $217.0 million in cash and a $75.0 million interest-free note, which was paid in full on January 3, 2018. As of December 31, 2017, the note was recorded at its present value of $75.0 million in prepaid expenses and other on the Condensed Consolidated Balance Sheet. The Company maintains a 50.1% ownership in the Retail Joint Venture and is the managing member. The Company's responsibilities with respect to the Retail Joint Venture include day-to-day business operations, property management services and a role in the leasing decisions of the retail space.

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

As of March 31, 2018 and December 31, 2017, the Retail Joint Venture had total assets of $69.0 million and $59.7 million, respectively, and total liabilities of $2.1 million and $0.9 million, respectively.

Note 13 - Commitments and Contingencies

Encore Boston Harbor Development

On April 28, 2017, Wynn MA, LLC ("Wynn MA"), an indirect wholly owned subsidiary of the Company, and Suffolk Construction Company, Inc. (the "Construction Manager"), entered into an agreement concerning the construction of Encore Boston Harbor, which, among other things, confirmed the guaranteed maximum price for the construction work undertaken by the Construction Manager. The Construction Manager is obligated to substantially complete the project by June 24, 2019, for a guaranteed maximum price of $1.32 billion. Both the contract time and guaranteed maximum price are subject to further adjustment under certain conditions. The performance of the Construction Manager is backed by a payment and performance bond in the amount of $350.0 million.

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

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties were "unsuitable persons" under Article VII of the Company's articles of incorporation. On that same day, Wynn Resorts redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock, and, pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze in redemption of the shares.

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties (as amended, the "Complaint"), alleging breaches of fiduciary duty and related claims (the "Redemption Action") arising from the activities addressed in the Freeh Report. The Company sought compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and canceling the shares of Aruze.

On March 12, 2012, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the "Counterclaim") purporting to assert claims against the Company, certain individuals who are or were members of the Company's Board of Directors (other than Mr. Okada) and Wynn Resorts' General Counsel. The Counterclaim alleged, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation (the "Articles") pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze's shares acted at the direction of Mr. Wynn and did not independently and objectively evaluate the Okada Parties' suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts Articles by failing to pay Aruze fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze received in exchange for the redeemed shares, including the Redemption Note's principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the Counterclaim sought a declaration that the redemption of Aruze's shares was void, an injunction

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

restoring Aruze's share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze, Mr. Wynn, and Elaine P. Wynn (the "Stockholders Agreement").
On March 8, 2018, the Company entered into the Settlement Agreement by and between the Company, Mr. Wynn, Linda Chen, Russell Goldsmith, Ray R. Irani, Robert J. Miller, John A. Moran, Marc D. Schorr, Alvin V. Shoemaker, D. Boone Wayson, Allan Zeman, and Kimmarie Sinatra (collectively, the "Wynn Parties"), and Universal Entertainment Corp. and Aruze (collectively with Universal Entertainment Corp., the "Universal Parties"). The Settlement Agreement resolved legal proceedings pending in the Redemption Action as well as other claims. Pursuant to the Settlement Agreement, the Company paid the principal amount of the $1.94 billion Redemption Note on March 30, 2018. On March 30, 2018, the Company also paid an additional $463.6 million with respect to the Universal Parties’ claims related to the allegedly below-market interest rate of the Redemption Note and stipulated to the release to Aruze of $232.4 million in accrued interest held in escrow. The Company recorded the $463.6 million as a litigation settlement expense on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2018. Under the Settlement Agreement, the Wynn Parties and the Universal Parties mutually agreed to unconditionally release all claims against each other relating to or arising out of the Redemption Action, as well as any claims which relate to or arise out of any other litigation or claims in any other jurisdiction. As a result, the Universal Parties will not claim that Aruze remains a party to the Stockholders Agreement. The Universal Parties further released any claims against the Wynn Parties and their affiliates in any other jurisdiction, including but not limited to the proceeding pending in Macau against Wynn Resorts (Macau) S.A. and certain related individuals ("Macau Litigation"). As a result of the Settlement Agreement, the parties to the agreement dismissed all litigation between the Universal Parties and the Company and its then-directors and executives with respect to the redemption, including the Redemption Action and the Macau Litigation, but the Settlement Agreement did not release claims against any parties to such litigation who are not parties to the Settlement Agreement, including but not limited to Kazuo Okada and Elaine P. Wynn.

On March 12, 2018, the Company voluntarily dismissed its claim for breach of fiduciary duty against Kazuo Okada, which was the last and only remaining claim between Wynn Resorts, Kazuo Okada, and the Universal Parties in the Redemption Action.

On June 19, 2012, Elaine P. Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine P. Wynn's duties under the Stockholders Agreement should be discharged; (2) the Stockholders Agreement was subject to rescission and is rescinded; (3) the Stockholders Agreement was an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares should be construed as inapplicable to Elaine P. Wynn. On March 28, 2016, Elaine P Wynn filed an amended cross claim against Mr. Wynn, as well as Wynn Resorts and Wynn Resorts' General Counsel (together with Mr. Wynn, the "Wynn Cross Defendants") as cross defendants. The amended cross claim substantially repeated its earlier allegations and further alleged that Mr. Wynn engaged in acts of misconduct that, with the Wynn Cross Defendants, resulted in Mr. Wynn allegedly breaching the Stockholders Agreement and violating alleged duties under the Stockholders Agreement by preventing Elaine P. Wynn from being nominated and elected to serve as one of Wynn Resorts' directors. In addition to continuing to seek the declarations asserted under the original cross claim, the amended cross claim sought an order compelling Mr. Wynn to comply with the Stockholders Agreement by assuring the nomination and election of Elaine P. Wynn to the Board of Directors and sought unspecified monetary damages from Mr. Wynn and the Wynn Cross Defendants. Elaine P. Wynn’s amended cross claim was later dismissed as to Wynn Resorts and Wynn Resorts' General Counsel. On May 17, 2017, Elaine P. Wynn filed another amended cross claim against the Wynn Cross Defendants, which substantially repeated its earlier allegations and again named Wynn Resorts and Wynn Resorts' General Counsel as cross defendants.

On March 14, 2018, Mr. Wynn and Elaine P. Wynn entered into a stipulation declaring the Stockholders Agreement invalid and unenforceable, and on April 16, 2018, the Company entered into a Settlement Agreement and Mutual Release by and between the Company, Mr. Wynn, Elaine P. Wynn, and the Company’s General Counsel, which, among other things, resolved and unconditionally released the parties from all claims and cross claims asserted among the parties in a legal proceeding involving the Stockholders Agreement. Neither the Company nor the Company’s General Counsel made any payment under the terms of such settlement agreement.

Litigation Commenced by Kazuo Okada

Indemnification Action:

On March 20, 2013, Mr. Okada filed a complaint against the Company in Nevada state court for indemnification under the Company's Articles, bylaws and agreements with its directors. The complaint sought advancement of Mr. Okada's costs and

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

expenses (including attorney's fees) incurred pursuant to the various legal proceedings and related regulatory investigations described above. The Company's answer and counterclaim was filed on April 15, 2013. The counterclaim named each of the Okada Parties as defendants and sought indemnification under the Company's Articles for costs and expenses (including attorney's fees) incurred pursuant to the various legal proceedings and related regulatory investigations described above. On February 4, 2014, the court entered an order on the parties' stipulation that: (1) dismissed all claims Mr. Okada asserted against the Company; (2) reserved Mr. Okada's right to assert, in the future, any claims for indemnity following the resolution of the Redemption Action; and (3) stayed the claims asserted by the Company against Mr. Okada pending the resolution of the Redemption Action. On April 6, 2018, the court entered an order closing this action.

Macau Litigation:

On July 3, 2015, WML announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or WML (collectively, the "Wynn Macau Parties"). The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Palace is located was unlawful and that the previously disclosed donation by Wynn Resorts to the University of Macau Development Foundation was unlawful. The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. On July 11, 2017, the Macau Court dismissed all claims by the Okada Parties as unfounded, fined the Okada Parties as vexatious litigants, and ordered the Okada Parties to pay for court costs and the Wynn Macau Parties' attorney's fees. On or about October 16, 2017, the Okada Parties filed formal appeal papers in Macau, which Wynn Macau SA received on November 21, 2017. Wynn Macau SA filed its response on December 21, 2017. In March 2018, pursuant to the Settlement Agreement, the Universal Parties voluntarily withdrew from the Macau Litigation, leaving Mr. Okada as the sole claimant.

The Company believes this action is without merit and will vigorously defend itself against the claims pleaded against it by Mr. Okada. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Derivative Litigation Related to Redemption Action

Two state derivative actions were commenced against the Company and all members of its Board of Directors in the Eighth Judicial District Court of Clark County, Nevada. These state court actions brought by the following plaintiffs have been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the "Derivative Plaintiffs"). The Derivative Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors during the applicable period, including Mr. Okada, as well as the Company's Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The Derivative Plaintiffs claim that the individual defendants failed to disclose to the Company's stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The Derivative Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorney's fees and costs. On June 18, 2014, the court entered a stipulation between the parties that provides for a stay of the action and directs the parties, within 45 days of the conclusion of the Redemption Action, to discuss how the derivative action should proceed and to file a joint report with the court. In May 2018, the parties (except Elaine P. Wynn) filed a joint report given the conclusion of the Redemption Action, and the court scheduled a status check for May 14, 2018.

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

On July 1, 2015, the MGC filed motions to dismiss Mohegan's and the City of Revere's complaints. On December 3, 2015, the court granted the motion to dismiss the claims asserted in the Revere Action. Also on December 3, 2015, the court granted the motion to dismiss three of the four counts asserted by Mohegan but denied the motion as to Mohegan's certiorari claim. The City of Revere and IBEW sought immediate appellate review of the dismissal of their claims and the MGC requested immediate appellate review of the court's denial of the MGC's motion to dismiss Mohegan's certiorari claim. All three petitions for interlocutory review were denied. The parties then appealed to the Massachusetts Supreme Judicial Court ("SJC"). On March 10, 2017, the SJC affirmed the trial court's dismissal of the City of Revere's claims and IBEW's claims. The SJC affirmed the court's dismissal of Mohegan's claims except for the certiorari claim, which the SJC remanded to the Suffolk Superior Court. Mohegan filed a motion for judgment on the pleadings on November 3, 2017, and oral argument is being re-scheduled from its originally scheduled date of April 5, 2018.

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

Stockholder Actions:

A number of stockholder derivative actions have been filed purportedly on behalf of the Company in state and federal court located in Clark County, Nevada against certain current and former members of the Company’s Board of Directors and, in some cases, the Company’s management. Each of the complaints alleges, among other things, breach of fiduciary duties in failing to detect, prevent and remedy alleged inappropriate personal conduct by Mr. Wynn in the workplace. Specifically, (i) on February 6, 2018, Norfolk County Retirement System filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors and the Company’s General Counsel, which was voluntarily dismissed on February 21, 2018; (ii) on February 15, 2018, Operating Engineers Construction Industry and Miscellaneous Pension Fund filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors; (iii) on February 15, 2018, Boynton Beach Municipal Firefighters’ Pension Trust Fund and the Firemen’s Retirement System of St. Louis filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors and the Company’s General Counsel; (iv) on February 22, 2018, Thomas P. DiNapoli, Comptroller of the State of New York, as Administrative Head of the New York State and Local Retirement System and trustee of the New York State Common Retirement Fund, filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors and the Company’s General Counsel; (v) on February 22, 2018, Erste-Sparinvest Kapitalanlagegesellschaft M.B.H. filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors and the Company’s General Counsel; (vi) on March 6, 2018, the State of Oregon filed a stockholder derivative action against certain

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

current and former members of the Company’s Board of Directors and the Company’s General Counsel; (vii) on March 15, 2018, Insulators and Asbestos Workers Local No. 14 Pension and Health and Welfare Funds filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors and the Company’s Chief Executive Officer and General Counsel; and (viii) on April 18, 2018, C. Jeffrey Rogers filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors and the Company’s Chief Executive Officer and General Counsel. The actions filed in Clark County, Nevada are in the process of being consolidated. The actions filed in the United States District Court, District of Nevada have been consolidated as In re Wynn Resorts, Ltd. Derivative Litigation, which also claim corporate waste and violation of Section 14(a) of the Exchange Act. Each of the actions seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. Additional demands have been made to the Company that it commence similar actions and additional lawsuits may be filed in the future.

On February 20, 2018, a securities class action was filed against the Company and certain current and former officers of the Company in the United States District Court, Southern District of New York (which was subsequently transferred to the United States District Court, District of Nevada) by John V. Ferris and Joann M. Ferris on behalf of all persons who purchased the Company's common stock between February 28, 2014 and January 25, 2018. The complaint alleges, among other things, certain violations of federal securities laws and seeks to recover unspecified damages as well as attorneys' fees, costs and related expenses for the plaintiffs.

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

The Company also reviews construction and development activities for each of its projects under development, in addition to its reportable segments. The Company separately identifies assets for its Encore Boston Harbor development project. Other Macau primarily represents the Company's Macau holding company.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present the Company's segment information (in thousands):

	Three Months Ended March 31,
	2018	2017
		(as adjusted)
Operating revenues
Macau Operations:
Wynn Macau	$618,241	$552,716
Wynn Palace	665,846	452,306
Total Macau Operations	1,284,087	1,005,022
Las Vegas Operations	431,491	418,735
Total	$1,715,578	$1,423,757
Adjusted Property EBITDA (1)
Macau Operations:
Wynn Macau	$209,822	$181,106
Wynn Palace	211,911	111,856
Total Macau Operations	421,733	292,962
Las Vegas Operations	142,596	134,577
Total	564,329	427,539
Other operating expenses
Litigation settlement	463,557	—
Pre-opening	10,345	5,779
Depreciation and amortization	136,357	139,820
Property charges and other	3,051	3,036
Corporate expenses and other	25,009	20,767
Stock-based compensation	7,304	8,207
Total other operating expenses	645,623	177,609
Operating income (loss)	(81,294)	249,930
Other non-operating income and expenses
Interest income	7,220	6,471
Interest expense, net of amounts capitalized	(98,227)	(98,262)
Change in interest rate swap fair value	—	(771)
Change in Redemption Note fair value	(69,331)	(15,847)
Gain on extinguishment of debt	2,329	—
Other	(9,220)	(6,106)
Total other non-operating income and expenses	(167,229)	(114,515)
Income (loss) before income taxes	(248,523)	135,415
Benefit (provision) for income taxes	111,045	(2,890)
Net income (loss)	(137,478)	132,525
Net income attributable to noncontrolling interests	(66,829)	(31,709)
Net income (loss) attributable to Wynn Resorts, Limited	$(204,307)	$100,816

(1)
"Adjusted Property EBITDA" is net income (loss) before interest, income taxes, depreciation and amortization, litigation settlement expense, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, gain on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income (loss) as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

	March 31, 2018	December 31, 2017
Assets
Macau Operations:
Wynn Macau	$1,935,214	$1,271,544
Wynn Palace	3,945,508	4,017,494
Other Macau	422,854	174,769
Total Macau Operations	6,303,576	5,463,807
Las Vegas Operations	2,903,615	3,266,390
Encore Boston Harbor	1,292,195	1,060,530
Corporate and other	1,715,788	2,891,012
Total	$12,215,174	$12,681,739

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2017. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Special Note Regarding Forward-Looking Statements."

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), we own approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Macau and Wynn Palace resorts, which we refer to as our Macau Operations. In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas, which we also refer to as our Las Vegas Operations. We are currently constructing Encore Boston Harbor, an integrated casino resort in Everett, Massachusetts.

Macau Operations

We operate our Macau Operations under a 20-year casino concession agreement granted by the Macau government in June 2002. We lease from the Macau government approximately 16 acres of land in downtown Macau's inner harbor where Wynn Macau is located and 51 acres of land in the Cotai area of Macau where Wynn Palace is located.

Wynn Macau features the following as of April 15, 2018:

•	Approximately 273,000 square feet of casino space, offering 24-hour gaming and a full range of games with 312 table games and 954 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	Eight food and beverage outlets;

•	Approximately 59,000 square feet of high-end, brand-name retail space;

•	Approximately 31,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	A rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "prosperity tree" and "dragon of fortune" attractions.

Wynn Palace features the following as of April 15, 2018:

•	Approximately 424,000 square feet of casino space, offering 24-hour gaming and a full range of games with 323 table games and 1,020 slot machines, private gaming salons and sky casinos;

•	A luxury hotel with a total of 1,706 guest rooms, suites and villas;

•	11 food and beverage outlets;

•	Approximately 106,000 square feet of high-end, brand-name retail space;

•	Approximately 37,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including a gondola ride, health club, spa, salon and pool; and

•	Public attractions including a performance lake, floral art displays and fine art displays.

In response to our evaluation of our Macau Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to these resorts.

Las Vegas Operations

Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is improved with an employee parking garage, and approximately five acres adjacent to the golf course land upon which an office building is located.

Wynn Las Vegas features the following as of April 15, 2018:

•
Approximately 192,000 square feet of casino space, offering 24-hour gaming and a full range of games with 238 table games and 1,829 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	33 food and beverage outlets;

•	Approximately 106,000 square feet of high-end, brand-name retail space (the majority of which is owned and operated under a joint venture of which we own 50.1%);

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	Recreation and leisure facilities, including swimming pools, private cabanas, two full service spas and salons, and a wedding chapel; and

•	A specially designed theater presenting "Le Rêve—The Dream," a water-based theatrical production and a theater presenting entertainment productions and various headliner entertainment acts.

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

Construction and Development Opportunities

We are currently constructing Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.5 billion. As of March 31, 2018, we have incurred approximately $1.38 billion in total project costs. We expect to open Encore Boston Harbor in mid-2019.

We have begun site preparation and pre-construction activities for the redevelopment of a portion of the land previously occupied by the Wynn Las Vegas golf course, which we closed in the fourth quarter of 2017. Phase 1 of the project is expected to include a lagoon and additional meeting and convention space. Based on current designs, we estimate the total project budget for Phase 1 to be approximately $500 million and we expect to open Phase 1 in the first quarter of 2020.

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

•
Table games win is the amount of table drop or turnover that is retained and recorded as casino revenues. Table games win is before discounts, commissions and the allocation of casino revenues to rooms, food and beverage and other revenues for services provided to casino customers on a complimentary basis.

•
Slot machine win is the amount of handle (representing the total amount wagered) that is retained by us and is recorded as casino revenues. Slot machine win is after adjustment for progressive accruals and free play, but before discounts and the allocation of casino revenues to rooms, food and beverage and other revenues for services provided to casino customers on a complimentary basis.

•	Average daily rate ("ADR") is calculated by dividing total room revenues, including complimentaries (less service charges, if any), by total rooms occupied.

•	Revenue per available room ("REVPAR") is calculated by dividing total room revenues, including complimentaries (less service charges, if any), by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available.

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

In Las Vegas, customers purchase chips at the gaming tables. The cash and net markers used to purchase chips are deposited in the gaming table's drop box. This is the base of measurement that we use for calculating win percentage in Las Vegas. Each type of table game has its own theoretical win percentage. Our expected table games win percentage in Las Vegas is 22% to 26%.

Results of Operations

Summary of first quarter 2018 results

The results reflect the Company's adoption of the new accounting guidance for revenue recognition ("ASC 606"), effective January 1, 2018. Certain prior period amounts have been reclassified to reflect the full retrospective adoption of ASC 606, with no impact on operating income, net income or Adjusted Property EBITDA.

The following table summarizes our consolidated financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017	Percent Change
Operating revenues	$1,715,578	$1,423,757	20.5
Net income (loss) attributable to Wynn Resorts, Limited	$(204,307)	$100,816	NM
Diluted net income (loss) per share	$(1.99)	$0.99	NM
Adjusted Property EBITDA	$564,329	$427,539	32.0
NM - not meaningful

During the three months ended March 31, 2018, our net loss attributable to Wynn Resorts, Limited was $204.3 million, or $1.99 per diluted share, compared to net income attributable to Wynn Resorts, Limited of $100.8 million, or $0.99 per diluted share, for the same period of 2017. The change was primarily due to the $463.6 million litigation settlement expense and a $69.3 million increase in the Redemption Note fair value to its principal amount, partially offset by increases in our benefit for income taxes and operating income from Wynn Palace.

Adjusted Property EBITDA was $564.3 million for the three months ended March 31, 2018, an increase of 32.0%, or $136.8 million, from $427.5 million for the same period of 2017. The increase was the result of increases of $100.1 million, $28.7 million and $8.0 million, from Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively.

Financial results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Operating revenues

The following table presents operating revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	Percent Change
Operating revenues
Macau Operations:
Wynn Macau	$618,241	$552,716	11.9
Wynn Palace	665,846	452,306	47.2
Total Macau Operations	1,284,087	1,005,022	27.8
Las Vegas Operations	431,491	418,735	3.0
	$1,715,578	$1,423,757	20.5

Operating revenues increased 20.5%, or $291.8 million, to $1.72 billion for the three months ended March 31, 2018, from $1.42 billion for the same period of 2017. The increase was the result of increases of $213.5 million, $65.5 million and $12.8 million from Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other. The following table presents operating revenues from our casino and non-casino revenues (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	Percent Change
Operating revenues
Casino revenues	$1,242,139	$989,740	25.5
Non-casino revenues	473,439	434,017	9.1
	$1,715,578	$1,423,757	20.5

Casino revenues were 72.4% of total operating revenues for the three months ended March 31, 2018, compared to 69.5% for the same period of 2017, while non-casino revenues were 27.6% of total operating revenues, compared to 30.5% for the same period of 2017.

Casino revenues

Casino revenues increased 25.5%, or $252.4 million, to $1.24 billion for the three months ended March 31, 2018, from $989.7 million for the same period of 2017. The increase was primarily due to increases of $191.4 million and $51.1 million from Wynn Palace and Wynn Macau, respectively. The increase in casino revenues from Wynn Palace was driven by increases of 58.1% and 39.3% in table drop and VIP turnover, respectively. The mass market operations at Wynn Palace also benefited from a 3.7 percentage point increase in mass market table games win percentage from 21.8% to 25.5%. The increase in casino revenues from Wynn Macau was primarily attributable to an increase of 16.4% in table drop.

Prior to the opening of Wynn Palace, the Gaming Inspection and Coordination Bureau of Macau authorized 100 new table games for operation at Wynn Palace with 25 additional table games authorized for operation on January 1, 2017, and a further 25 new table games for operation on January 1, 2018, for a total of 150 new table games in the aggregate. In addition, we have and will continue to share table games between Wynn Macau and Wynn Palace, subject to the aggregate cap, to optimize our casino operations. As of April 15, 2018, we had a total of 312 table games at Wynn Macau and 323 at Wynn Palace.
The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Three Months Ended March 31,
	2018	2017	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Macau:
Total casino revenues	$539,035	$487,974	$51,061	10.5
VIP:
Average number of table games	114	87	27	31.0
VIP turnover	$17,087,455	$13,284,764	$3,802,691	28.6
Table games win	$445,189	$438,912	$6,277	1.4
VIP win as a % of turnover	2.61%	3.30%	(0.69)
Table games win per unit per day	$43,531	$56,041	$(12,510)	(22.3)
Mass market:
Average number of table games	203	204	(1)	(0.5)
Table drop	$1,322,815	$1,136,896	$185,919	16.4
Table games win	$256,481	$212,905	$43,576	20.5
Table games win %	19.4%	18.7%	0.7
Table games win per unit per day	$14,042	$11,604	$2,438	21.0
Average number of slot machines	939	886	53	6.0
Slot machine handle	$1,002,819	$856,683	$146,136	17.1
Slot machine win	$41,765	$38,554	$3,211	8.3
Slot machine win per unit per day	$494	$484	$10	2.1

Wynn Palace:
Total casino revenues	$568,460	$377,100	$191,360	50.7
VIP:
Average number of table games	115	91	24	26.4
VIP turnover	$15,385,833	$11,041,682	$4,344,151	39.3
Table games win	$399,891	$334,742	$65,149	19.5
VIP win as a % of turnover	2.60%	3.03%	(0.43)
Table games win per unit per day	$38,533	$40,797	$(2,264)	(5.5)
Mass market:
Average number of table games	211	211	—	—
Table drop	$1,217,201	$770,018	$447,183	58.1
Table games win	$310,159	$167,627	$142,532	85.0
Table games win %	25.5%	21.8%	3.7
Table games win per unit per day	$16,341	$8,840	$7,501	84.9
Average number of slot machines	1,062	997	65	6.5
Slot machine handle	$1,058,096	$657,579	$400,517	60.9
Slot machine win	$55,785	$33,933	$21,852	64.4
Slot machine win per unit per day	$584	$378	$206	54.5

	Three Months Ended March 31,
	2018	2017	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$134,644	$124,666	$9,978	8.0
Average number of table games	238	236	2	0.8
Table drop	$536,581	$458,596	$77,985	17.0
Table games win	$154,433	$130,846	$23,587	18.0
Table games win %	28.8%	28.5%	0.3
Table games win per unit per day	$7,212	$6,149	$1,063	17.3
Average number of slot machines	1,829	1,906	(77)	(4.0)
Slot machine handle	$744,133	$765,914	$(21,781)	(2.8)
Slot machine win	$49,264	$49,718	$(454)	(0.9)
Slot machine win per unit per day	$299	$290	$9	3.1

Non-casino revenues

Non-casino revenues increased 9.1%, or $39.4 million, to $473.4 million for the three months ended March 31, 2018, from $434.0 million for the same period of 2017, primarily due to increases of $22.2 million and $14.5 million from Wynn Palace and Wynn Macau, respectively.

Room revenues increased 12.7%, or $21.5 million, to $190.3 million for the three months ended March 31, 2018, from $168.8 million for the same period of 2017, primarily due to increases of $11.1 million, $5.8 million and $4.5 million, from Wynn Palace, our Las Vegas Operations and Wynn Macau, respectively. These increases at Wynn Palace, our Las Vegas Operations and Wynn Macau were driven by increases in ADR of 30.6%, 7.6% and 17.8%, respectively.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Three Months Ended March 31,
	2018	2017	Percent Change (1)
Macau Operations:
Wynn Macau:
Total room revenues (dollars in thousands)	$28,412	$23,867	19.0
Occupancy	99.0%	95.7%	3.3
ADR	$291	$247	17.8
REVPAR	$288	$237	21.5
Wynn Palace:
Total room revenues (dollars in thousands)	$40,441	$29,328	37.9
Occupancy	96.8%	95.6%	1.2
ADR	$252	$193	30.6
REVPAR	$244	$185	31.9

Las Vegas Operations:
Total room revenues (dollars in thousands)	$121,457	$115,629	5.0
Occupancy	83.9%	85.5%	(1.6)
ADR	$340	$316	7.6
REVPAR	$285	$271	5.2
(1) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 4.7%, or $7.7 million, to $172.2 million for the three months ended March 31, 2018, from $164.5 million for the same period of 2017, primarily due to increases of $4.5 million and $2.9 million from Wynn Palace and Wynn Macau, respectively, as a result of increased covers at our restaurants.

Entertainment, retail and other revenues increased 10.2%, or $10.2 million, to $110.9 million for the three months ended March 31, 2018, from $100.7 million for the same period of 2017. The increase was primarily due to increases of $7.0 million and $6.6 million from Wynn Macau and Wynn Palace, respectively, partially offset by a decrease of $3.3 million from our Las Vegas Operations. The increases at Wynn Palace and Wynn Macau were primarily driven by an increase in sales at our retail outlets.

Operating expenses

Operating expenses increased 53.1%, or $623.0 million, to $1.80 billion for the three months ended March 31, 2018, from $1.17 billion for the same period of 2017, primarily due to the $463.6 million litigation settlement expense and an increase in casino expenses of $134.6 million.

Casino expenses increased 21.4%, or $134.6 million, to $764.4 million for the three months ended March 31, 2018, from $629.8 million for the same period of 2017, primarily due to an increase of $103.2 million from Wynn Palace. The increase at Wynn Palace was driven by gaming taxes, which increased commensurate with the increase in casino revenues.

Room expenses increased 4.0%, or $2.4 million, to $63.2 million for the three months ended March 31, 2018, from $60.8 million for the same period of 2017, primarily related to an increase of $2.5 million from our Las Vegas Operations. The increase from our Las Vegas Operations was commensurate with the increase in room revenues.

Food and beverage expenses increased 4.5%, or $5.9 million, to $137.7 million for the three months ended March 31, 2018, from $131.8 million for the same period of 2017, primarily due to increases of $3.7 million and $1.6 million at Wynn Palace and Wynn Macau, respectively, driven by increased sales at our restaurants.

General and administrative expenses increased 6.0%, or $9.6 million, to $169.6 million for the three months ended March 31, 2018, from $160.0 million for the same period of 2017, primarily related to an increase of $4.5 million at Wynn Palace primarily related to an increase in repairs and maintenance expense and an increase of $4.2 million in corporate-related expenses.

Litigation settlement expense of $463.6 million was incurred during the three months ended March 31, 2018 in connection with the repayment of the Redemption Note for claims related to the allegedly below-market interest rate of the Redemption Note. For more information, See Item 1 —"Notes to Condensed Consolidated Financial Statements," Note 13, "Commitments and Contingencies."

Provision for doubtful accounts was $0.7 million for the three months ended March 31, 2018, compared to a benefit of $4.2 million for the same period of 2017. The change was primarily due to the impact of historical collection patterns and current collection trends, as well as the specific review of customer accounts, on our estimated allowance for the respective periods.

Pre-opening expenses were $10.3 million for the three months ended March 31, 2018, compared to $5.8 million for the same period of 2017. During the three months ended March 31, 2018, we incurred pre-opening expenses of $9.5 million related to Encore Boston Harbor and $0.8 million related to the redevelopment of a portion of the land previously occupied by the Wynn Las Vegas golf course. During the three months ended March 31, 2017, we incurred pre-opening expenses of $5.5 million related to Encore Boston Harbor and $0.2 million at our Las Vegas Operations.

Depreciation and amortization decreased 2.5%, or $3.5 million, to $136.4 million for the three months ended March 31, 2018, from $139.8 million for the same period of 2017. The decrease was the result of certain Wynn Macau and Las Vegas Operations' assets becoming fully depreciated.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$107,071	$100,720	6.3
Capitalized interest	(8,844)	(2,457)	260.0
	$98,227	$98,263	—

Weighted average total debt balance	$9,674,007	$10,200,295
Weighted average interest rate	4.42%	3.95%

Interest cost increased $6.4 million for the three months ended March 31, 2018, compared to the same period of 2017, primarily due to an increase in our weighted average interest rate. Capitalized interest increased $6.4 million for the three months ended March 31, 2018, compared to the same period of 2017, primarily due to Encore Boston Harbor construction activities.

Other non-operating income and expenses

We incurred losses of $69.3 million and $15.8 million for the three months ended March 31, 2018 and 2017, respectively, from the change in fair value of the Redemption Note. The change in fair value is a result of changes in certain variables used to calculate the estimated fair value. During the quarter, we repaid the $1.94 billion principal amount of the Redemption Note. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2, "Summary of Significant Accounting Policies."
Interest income was $7.2 million for the three months ended March 31, 2018, compared to $6.5 million for the three months ended March 31, 2017. During 2018 and 2017, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investment amounts were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

We incurred a $2.3 million net gain on extinguishment of debt related to the repayment of the Redemption Note, Wynn Resorts’ purchase of $40.0 million of Wynn Las Vegas’ 5 1/2% Senior Notes due 2025 and 5 1/4% Senior Notes due 2027 and the execution of the supplemental indenture related to Wynn Las Vegas’ 4 1/4% Senior Notes due 2023.

We incurred a loss of $9.2 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively, from foreign currency remeasurements. The losses were primarily due to the impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities.

Income taxes
We recorded an income tax benefit of $111.0 million for the three months ended March 31, 2018, compared to an income tax expense of $2.9 million for the same period of 2017. The 2018 income tax benefit primarily related to the settlement of the Redemption Note. The 2017 income tax expense primarily related to an increase in the domestic valuation allowance for U.S. foreign tax credits.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $66.8 million for the three months ended March 31, 2018, compared to $31.7 million for the same period of 2017. These amounts were primarily related to the noncontrolling interests' share of net income from WML.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income (loss) before interest, income taxes, depreciation and amortization, litigation settlement expense, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, gain on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income (loss) as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 14, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income (loss) attributable to Wynn Resorts, Limited.

	Three Months Ended March 31,
	2018	2017
Wynn Macau	$209,822	$181,106
Wynn Palace	$211,911	$111,856
Las Vegas Operations	$142,596	$134,577

Adjusted Property EBITDA at Wynn Macau increased 15.9% for the three months ended March 31, 2018, compared to the same period of 2017, primarily due to improved mass market operations driven by an increase of 16.4% in table drop.

Adjusted Property EBITDA at Wynn Palace increased 89.4% for the three months ended March 31, 2018, compared to the same period of 2017, primarily due to increases of 58.1% and 39.3% in table drop and VIP turnover, respectively. The mass market operations at Wynn Palace also benefited from a 3.7 percentage point increase in mass market table games win percentage from 21.8% to 25.5%.
Adjusted Property EBITDA at our Las Vegas Operations increased 6.0% for the three months ended March 31, 2018, compared to the same period of 2017, primarily due to improved casino operations driven by a 17.0% increase in table drop.

Refer to the discussion above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Cash Flows - Summary

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by operating activities	$(53,646)	$414,584
Net cash used in investing activities	(408,113)	(122,455)
Net cash used in provided by financing activities	(307,247)	(390,982)
Effect of exchange rate on cash, cash equivalents and restricted cash	(3,949)	(791)
Decrease in cash, cash equivalents and restricted cash	$(772,955)	$(99,644)

Operating Activities

Our operating cash flows primarily consist of the operating income generated by our Macau and Las Vegas Operations (excluding depreciation and amortization and other non-cash charges), interest paid and earned, and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Our table games play both in Macau and Las Vegas is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers who gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash and credit basis. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivable.

Net cash used in operations for the three months ended March 31, 2018 was $53.6 million, compared to net cash provided by operations of $414.6 million for the same period of 2017. The change was primarily due to the $463.6 million litigation settlement expense.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $408.1 million, compared to $122.5 million for the same period of 2017 and was primarily attributable to capital expenditures, net of construction payables and retention. Capital expenditures, net of construction payables and retention, were $514.1 million for the three months ended March 31, 2018, and primarily consisted of $246.8 million for the acquisition of land on the Las Vegas Strip directly across from Wynn Las Vegas and $205.3 million for Encore Boston Harbor. Capital expenditures, net of construction payables and retention, of $145.6 million, for the three months ended March 31, 2017, were primarily for Encore Boston Harbor.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 was $307.2 million, compared to $391.0 million for the same the period of 2017. During the three months ended March 31, 2018, we borrowed $800 million under the Bridge Facility and $250 million under the WA Senior Revolving Credit Facility which were used, along with cash on hand, to repay the Redemption Note principal amount of $1.94 billion. In addition, we borrowed $623.4 million under the Macau Senior Revolving Credit Facility and effectively extinguished $40.0 million of the 2025 Notes and 2027 Notes when Wynn Resorts purchased the notes. During the three months ended March 31, 2017, we used cash of $331.2 million for the repayment of borrowings under our Wynn Macau Credit Facilities (defined below) and WML Finance Credit Facility (defined below) and $51.3 million for the payment of dividends.

Capital Resources

As of March 31, 2018, we had $2.03 billion of cash and cash equivalents and $129.7 million of available-for-sale investments in domestic and foreign debt securities. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits, all with original maturities of less than 90 days. Of these amounts, WML and its subsidiaries (of which we own approximately 72%) held $1.58 billion in cash and cash equivalents. If our portion of this cash was repatriated to the U.S. on March 31, 2018, it would be subject to minimal U.S. taxes in the year of repatriation. Wynn America, LLC and Wynn Las Vegas, LLC held cash balances of $17.1 million and $150.9 million, respectively. Wynn Resorts, Limited (including its subsidiaries other than WML, Wynn America, LLC and Wynn Las Vegas, LLC), which is not a guarantor of the debt of its subsidiaries, held $278.8 million of cash and cash equivalents and $129.7 million of available-for-sale investments.

The following table summarizes our outstanding borrowings and available borrowing capacity under our credit facilities as of March 31, 2018 (in thousands):

	Facility Borrowing Capacity	Borrowings Outstanding	Letters of Credit Outstanding	Facility Availability
Macau Related:
Wynn Macau Credit Facilities (1):
Senior Term Loan Facility	$2,295,072	$2,295,072	$—	$—
Senior Revolving Credit Facility	747,084	623,401	—	123,683
WML Finance Credit Facility (2)	493,297	—	—	493,297

U.S. Related:
Bridge Facility (3)	800,000	800,000	—	—
Wynn America Credit Facilities (4):
Senior Term Loan Facility	1,000,000	1,000,000	—	—
Senior Revolving Credit Facility	375,000	250,000	17,689	$107,311
Total credit facilities	$5,710,453	$4,968,473	$17,689	$724,291

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

(2)
Our Macau related credit facilities include a HK$3.87 billion (approximately $493.3 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility") under which WML Finance I, Limited, an indirect wholly owned subsidiary of WML, is the borrower.

(3)
On March 28, 2018, the Company entered into a credit agreement to provide for a 364-day term loan facility and borrowed the full amount available of $800 million (the "Bridge Facility"). The Bridge Facility bears interest at either LIBOR plus 2.75% per annum or base rate plus 1.75% per annum. On April 3, 2018, the Company used net proceeds from newly issued shares of its common stock to repay all amounts borrowed under the Bridge Facility, together with all interest accrued thereon, and the credit agreement terminated pursuant to its terms.

(4)
Our Wynn America credit facilities consist of an $875 million fully funded senior secured term loan facility (the "WA Senior Term Loan Facility I"), a $125 million fully funded senior term loan facility (the "WA Senior Term Loan Facility II") and a $375 million senior secured revolving credit facility (the "WA Senior Revolving Credit Facility," and collectively, the "Wynn America Credit Facilities"), under which Wynn America, LLC, an indirect wholly owned subsidiary of the Company, is the borrower.

We expect that our future cash needs will relate primarily to operations, funding of development projects and enhancements to our operating resorts, debt service and retirement and general corporate purposes. We expect to meet our cash needs including our contractual obligations with future anticipated cash flow from operations, availability under our bank credit facilities and our existing cash balances. We intend to primarily fund our current development project, Encore Boston Harbor, with the available borrowing capacity under our Wynn America Credit Facilities, cash flows from operations and existing cash balances.

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

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 13, "Commitments and Contingencies."

Our Board of Directors has authorized an equity repurchase program. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of March 31, 2018, we had $1.0 billion in repurchase authority under the program.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives, except for interest rate swaps and foreign currency forward contracts. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of March 31, 2018, we had outstanding letters of credit totaling $17.7 million.

Contractual Obligations and Commitments

During the three months ended March 31, 2018, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, other than (i) the borrowing of $800.0 million on the Bridge Facility, which was repaid in April 2018, (ii) the borrowing of $623.4 million on the Wynn Macau Senior Revolving Credit Facility, which matures in September 2020, (iii) the borrowing of $250.0 million on the WA Senior Revolving Credit Facility, which was repaid in April 2018, (iv) the repayment of the $1.94 billion Redemption Note, which was to mature in February 2022, and (v) the acquisition of a ground lease that has annual rental payments of $3.8 million for the next five years and total payments of $370.7 million thereafter.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to these policies for the three months ended March 31, 2018.

Recently Adopted Accounting Standards and Accounting Standards Issued But Not Yet Adopted

See related disclosure in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2, "Summary of Significant Accounting Policies."

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A — "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

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

Interest Rate Sensitivity

As of March 31, 2018, approximately 47.6% of our long-term debt was based on fixed rates. Based on our borrowings as of March 31, 2018, an assumed 100 basis point change in the variable rates would cause our annual interest cost to change by $49.7 million.

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

We expect most of the revenues and expenses for any casino that we operate in Macau will be in Hong Kong dollars or Macau patacas. For any U.S. dollar-denominated debt or other obligations incurred by our Macau-related entities, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on our results of operations, financial condition and ability to service debt. Based on our balances as of March 31, 2018, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $24.8 million.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company's legal proceedings see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 13, "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

CCAC Information Request

In July 2014, Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of Wynn Macau, Limited, was contacted by the Commission Against Corruption of Macau ("CCAC") requesting certain information related to its land in the Cotai area of Macau. Wynn Macau SA has cooperated with CCAC's request.

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to those risk factors during the three months ended March 31, 2018 other than resolution of certain litigation as discussed in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 13, "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In January 2018, we purchased 672 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $168.73 per share, for a total amount of $0.1 million.

In March 2018, we purchased 2,358 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $168.42 per share, for a total amount of $0.4 million.

None of the foregoing repurchases that occurred during the three months ended March 31, 2018 were part of the Company's publicly announced repurchase program. As of March 31, 2018, we had $1.0 billion in repurchase authority under the program.

Item 5. Other Information

The Company adopted the new accounting guidance for revenue recognition ("ASC 606") on January 1, 2018. The Company elected to adopt this guidance using the full retrospective method, which requires the Company to adjust each prior reporting period presented consistent with the guidance. The following tables (dollars in thousands, except for ADR and REVPAR) present the full year and each quarter of 2017 on a basis consistent with the new guidance. Beginning with the quarter ended March 31, 2018, the Company’s financial information reflects the adoption of the guidance with prior periods adjusted accordingly.

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Wynn Macau
Operating revenues:
Casino	$487,974	$578,061	$498,825	$508,933	$2,073,793
Rooms	23,867	23,338	23,279	25,387	95,871
Food and beverage	16,658	15,581	15,792	20,080	68,111
Entertainment, retail and other	24,217	21,496	24,153	29,269	99,135
Total operating revenues	$552,716	$638,476	$562,049	$583,669	$2,336,910

Adjusted Property EBITDA	$181,106	$210,399	$183,219	$186,029	$760,753
EBITDA Margin	32.8%	33.0%	32.6%	31.9%	32.6%

Room statistics:
Occupancy	95.7%	97.5%	97.3%	99.4%	97.5%
ADR	$247	$235	$238	$253	$243
REVPAR	$237	$229	$231	$251	$237

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Wynn Palace
Operating revenues:
Casino	$377,100	$323,263	$447,066	$566,988	$1,714,417
Rooms	29,328	27,861	29,510	35,011	121,710
Food and beverage	22,333	21,738	24,042	27,965	96,078
Entertainment, retail and other	23,545	23,545	24,411	26,581	98,082
Total operating revenues	$452,306	$396,407	$525,029	$656,545	$2,030,287

Adjusted Property EBITDA	$111,856	$87,403	$138,228	$190,096	$527,583
EBITDA Margin	24.7%	22.0%	26.3%	29.0%	26.0%

Room statistics:
Occupancy	95.6%	96.2%	96.1%	96.8%	96.2%
ADR	$193	$186	$199	$215	$199
REVPAR	$185	$178	$192	$209	$191

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Las Vegas Operations
Operating revenues:
Casino	$124,666	$100,504	$129,686	$101,237	$456,093
Rooms	115,629	113,741	117,582	106,424	453,376
Food and beverage	125,542	166,975	160,217	115,192	567,926
Entertainment, retail and other	52,898	56,789	56,784	59,097	225,568
Total operating revenues	$418,735	$438,009	$464,269	$381,950	$1,702,963

Adjusted Property EBITDA	$134,577	$132,210	$151,510	$104,101	$522,398
EBITDA Margin	32.1%	30.2%	32.6%	27.3%	30.7%

Room statistics:
Occupancy	85.5%	88.7%	91.4%	82.1%	86.9%
ADR	$316	$298	$298	$301	$303
REVPAR	$271	$265	$272	$247	$264

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Wynn Resorts, Limited Consolidated
Operating revenues:
Casino	$989,740	$1,001,828	$1,075,577	$1,177,158	$4,244,303
Rooms	168,824	164,940	170,371	166,822	670,957
Food and beverage	164,533	204,294	200,051	163,237	732,115
Entertainment, retail and other	100,660	101,830	105,348	114,947	422,785
Total operating revenues	$1,423,757	$1,472,892	$1,551,347	$1,622,164	$6,070,160

Item 6. Exhibits

(a)	Exhibits
EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)
3.2	Eighth Amended and Restated Bylaws of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 6, 2015.)
4.1
Second Supplemental Indenture, dated as of March 20, 2018, to Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the guarantors party thereto and U.S. Bank National Association. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 21, 2018.)

4.2
Registration Rights Agreement, dated March 20, 2018, by and between Wynn Resorts, Limited and the Wynn Family Limited Partnership. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 23, 2018.)

4.3
Consent and Waiver to the Registration Rights Agreement, dated March 22, 2018, by and between Wynn Resorts, Limited and the Wynn Family Limited Partnership. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 23, 2018.)

10.1
Separation Agreement, dated February 15, 2018, by and between Wynn Resorts, Limited, Stephen A. Wynn, and Wynn Resorts Holdings, LLC. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 16, 2018.)

10.2
Settlement Agreement and Mutual Release, dated March 8, 2018, by and between Wynn Resorts, Limited, Stephen A. Wynn, Linda Chen, Russell Goldsmith, Ray R. Irani, Robert J. Miller, John A. Moran, Marc D. Schorr, Alvin V. Shoemaker, D. Boone Wayson, Allan Zeman, Kimmarie Sinatra, Universal Entertainment Corp., and Aruze USA, Inc. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 9, 2018.)

10.3
Credit Agreement, dated March 28, 2018, by and among Wynn Resorts, Limited, as borrower, Wynn Group Asia, Inc. and Wynn Resorts Holdings, LLC, as guarantors, Deutsche Bank AG Cayman Islands Branch, as administrative agent, Deutsche Bank Securities Inc., as Lead Arranger and Bookrunner, and the lenders party thereto. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 3, 2018.)

10.4
Settlement Agreement and Mutual Release, dated April 16, 2018, by and between Wynn Resorts, Limited, Stephen A. Wynn, Elaine P. Wynn and Kimmarie Sinatra. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 18, 2018.)

*10.5	Amended and Restated Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Matt Maddox.
*10.6	First Amendment to the Amended and Restated Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Kim Sinatra.
*10.7	First Amendment to Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Craig S. Billings.
*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statement of Stockholders' Equity as of March 31, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements.

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

WYNN RESORTS, LIMITED

Dated: May 9, 2018	By:	/s/ Craig S. Billings
Craig S. Billings
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

