Form 10-Q
period 2018-06-30
WYNN RESORTS LTD
filed 2018-08-08
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common stock, $0.01 par value	108,643,901

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,445,163	$2,804,474
Investment securities	59,670	166,773
Receivables, net	230,114	224,128
Inventories	66,765	71,636
Prepaid expenses and other	86,746	156,773
Total current assets	1,888,458	3,423,784
Property and equipment, net	9,053,922	8,498,756
Restricted cash	3,810	2,160
Investment securities	72,083	160,682
Intangible assets, net	224,008	123,705
Deferred income taxes, net	357,566	240,533
Other assets	216,709	232,119
Total assets	$11,816,556	$12,681,739
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$247,390	$285,437
Customer deposits	839,721	1,049,629
Gaming taxes payable	196,405	211,600
Accrued compensation and benefits	137,183	140,450
Accrued interest	58,860	94,695
Current portion of long-term debt	179,075	62,690
Other accrued liabilities	88,185	85,789
Total current liabilities	1,746,819	1,930,290
Long-term debt	8,133,602	9,565,936
Other long-term liabilities	116,540	107,163
Total liabilities	9,996,961	11,603,389
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 122,031,288 and 116,391,753 shares issued; 108,642,371 and 103,005,866 shares outstanding, respectively	1,220	1,164
Treasury stock, at cost; 13,388,917 and 13,385,887 shares, respectively	(1,184,967)	(1,184,468)
Additional paid-in capital	2,435,720	1,497,928
Accumulated other comprehensive loss	(1,938)	(1,845)
Retained earnings	462,950	635,067
Total Wynn Resorts, Limited stockholders' equity	1,712,985	947,846
Noncontrolling interests	106,610	130,504
Total stockholders' equity	1,819,595	1,078,350
Total liabilities and stockholders' equity	$11,816,556	$12,681,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Operating revenues:
Casino	$1,100,027	$1,001,828	$2,342,166	$1,991,568
Rooms	186,051	164,940	376,361	333,764
Food and beverage	214,867	204,294	387,089	368,827
Entertainment, retail and other	104,479	101,830	215,386	202,490
Total operating revenues	1,605,424	1,472,892	3,321,002	2,896,649
Operating expenses:
Casino	707,194	648,616	1,471,595	1,278,412
Rooms	63,675	62,021	126,872	122,788
Food and beverage	168,296	154,744	305,954	286,512
Entertainment, retail and other	46,589	46,927	94,619	93,992
General and administrative	183,631	164,169	353,216	324,131
Litigation settlement	—	—	463,557	—
Benefit for doubtful accounts	(1,390)	(2,083)	(699)	(6,249)
Pre-opening	11,196	6,758	21,541	12,537
Depreciation and amortization	137,870	137,686	274,227	277,506
Property charges and other	8,791	7,165	11,842	10,201
Total operating expenses	1,325,852	1,226,003	3,122,724	2,399,830
Operating income	279,572	246,889	198,278	496,819
Other income (expense):
Interest income	6,861	7,080	14,081	13,551
Interest expense, net of amounts capitalized	(89,898)	(97,739)	(188,125)	(196,001)
Change in interest rate swap fair value	—	(283)	—	(1,054)
Change in Redemption Note fair value	—	(12,417)	(69,331)	(28,264)
Gain (loss) on extinguishment of debt	—	(22,287)	2,329	(22,287)
Other	(957)	(11,840)	(10,177)	(17,947)
Other income (expense), net	(83,994)	(137,486)	(251,223)	(252,002)
Income (loss) before income taxes	195,578	109,403	(52,945)	244,817
Benefit (provision) for income taxes	9,702	(2,607)	120,747	(5,497)
Net income	205,280	106,796	67,802	239,320
Less: net income attributable to noncontrolling interests	(49,524)	(31,880)	(116,353)	(63,589)
Net income (loss) attributable to Wynn Resorts, Limited	$155,756	$74,916	$(48,551)	$175,731
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$1.44	$0.73	$(0.46)	$1.73
Diluted	$1.44	$0.73	$(0.46)	$1.72
Weighted average common shares outstanding:
Basic	107,792	101,944	105,195	101,851
Diluted	108,405	102,494	105,195	102,274
Dividends declared per common share	$0.75	$0.50	$1.25	$1.00
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$205,280	$106,796	$67,802	$239,320
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(115)	(2,583)	(1,946)	(3,754)
Change in net unrealized loss on investment securities, before and after tax	19	87	1,311	158
Redemption Note credit risk adjustment, net of tax of $2,735	—	—	9,211	—
Total comprehensive income	205,184	104,300	76,378	235,724
Less: comprehensive income attributable to noncontrolling interests	(49,492)	(31,161)	(115,811)	(62,545)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$155,692	$73,139	$(39,433)	$173,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2018	103,005,866	$1,164	$(1,184,468)	$1,497,928	$(1,845)	$635,067	$947,846	$130,504	$1,078,350
Cumulative credit risk adjustment	—	—	—	—	(9,211)	9,211	—	—	—
Net income	—	—	—	—	—	(48,551)	(48,551)	116,353	67,802
Currency translation adjustment	—	—	—	—	(1,404)	—	(1,404)	(542)	(1,946)
Change in net unrealized loss on investment securities	—	—	—	—	1,311	—	1,311	—	1,311
Redemption Note settlement	—	—	—	—	9,211	—	9,211	—	9,211
Issuance of common stock	5,300,000	53		915,160			915,213		915,213
Issuance of restricted stock	242,139	2	—	1,297	—	—	1,299	501	1,800
Cancellation of restricted stock	(15,194)	—	—	—	—	—	—	—	—
Exercise of stock options	112,590	1	—	10,065	—	—	10,066	506	10,572
Shares repurchased by the Company and held as treasury shares	(3,030)	—	(499)	—	—	—	(499)	—	(499)
Cash dividends declared	—	—	—	—	—	(132,777)	(132,777)	(138,325)	(271,102)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(3,852)	(3,852)
Stock-based compensation	—	—	—	11,270	—	—	11,270	1,465	12,735
Balances, June 30, 2018	108,642,371	$1,220	$(1,184,967)	$2,435,720	$(1,938)	$462,950	$1,712,985	$106,610	$1,819,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
		(as adjusted)
Cash flows from operating activities:
Net income	$67,802	$239,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	274,227	277,506
Deferred income taxes	(119,768)	4,580
Stock-based compensation expense	16,930	18,787
Amortization of debt issuance costs	17,609	12,345
Loss on extinguishment of debt	2,166	22,287
Benefit for doubtful accounts	(699)	(6,249)
Change in interest rate swap fair value	—	1,054
Change in Redemption Note fair value	69,331	28,264
Property charges and other	25,569	25,409
Increase (decrease) in cash from changes in:
Receivables, net	(5,640)	28,669
Inventories and prepaid expenses and other	(2,336)	(914)
Customer deposits	(206,729)	181,112
Accounts payable and accrued expenses	(85,160)	(28,618)
Net cash provided by operating activities	53,302	803,552
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(841,924)	(392,575)
Purchase of investment securities	(34,098)	(133,461)
Proceeds from sale or maturity of investment securities	227,668	121,697
Purchase of intangible assets and other assets	(101,477)	(13,161)
Proceeds from sale of assets	1,413	20,214
Net cash used in investing activities	(748,418)	(397,286)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,673,605	1,030,056
Repayments of long-term debt	(3,028,786)	(1,359,961)
Distribution to noncontrolling interests	(3,852)	(2,534)
Proceeds from note receivable from sale of ownership interest in subsidiary	75,000	—
Income taxes paid from sale of ownership interest of subsidiary	—	(25,176)
Proceeds from issuance of common stock, net of issuance costs	915,213	—
Repurchase of common stock	(499)	(8,489)
Proceeds from exercise of stock options	10,572	26,547
Dividends paid	(270,021)	(179,568)
Payments for financing costs	(29,480)	(40,308)
Net cash used in financing activities	(658,248)	(559,433)
Effect of exchange rate on cash, cash equivalents and restricted cash	(4,297)	(3,943)
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(1,357,661)	(157,110)
Balance, beginning of period	2,806,634	2,645,945
Balance, end of period	$1,448,973	$2,488,835

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$206,351	$211,350
Stock-based compensation capitalized into construction	$9	$32
Liability settled with shares of common stock	$1,800	$19,225
Change in accounts and construction payables related to property and equipment	$2,080	$4,974
Change in dividends payable on unvested restricted stock included in other accrued liabilities	$1,081	$135

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

In December 2016, the Company entered into a joint venture arrangement (the "Retail Joint Venture") with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space. In November 2017, the Company contributed approximately 74,000 square feet of additional retail space to the Retail Joint Venture, the majority of which is currently under construction at Wynn Las Vegas. The Company expects to open the additional retail space in the fourth quarter of 2018. For more information on the Retail Joint Venture, see Note 12, "Retail Joint Venture."

Development Projects

The Company is currently constructing Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The Company expects to open Encore Boston Harbor in mid-2019.

The Company has begun construction activities for the re-development of the Wynn Las Vegas golf course, which the Company closed in the fourth quarter of 2017. Phase 1 of the project is expected to include a lagoon and additional meeting and convention space. The Company expects to open the additional meeting and convention space in the first quarter of 2020.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which, except as otherwise described in Note 2 below, include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents:
Cash (1)	$671,310	$2,354,244
Cash equivalents (2)	773,853	450,230
	1,445,163	2,804,474
Restricted cash (3)	3,810	2,160
Total cash, cash equivalents and restricted cash	$1,448,973	$2,806,634

(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash collateral associated with an obligation and cash held in a trust in accordance with WML's share award plan.
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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of June 30, 2018 and December 31, 2017, approximately 82.2% and 81.7%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Receivables, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Casino	$182,030	$173,664
Hotel	21,654	22,487
Other	54,981	58,577
	258,665	254,728
Less: allowance for doubtful accounts	(28,551)	(30,600)
	$230,114	$224,128

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments, which taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $561.8 million and $516.1 million for the three months ended June 30, 2018 and 2017, respectively, and $1.17 billion and $1.01 billion for the six months ended June 30, 2018 and 2017, respectively.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive income (loss) includes net income and all other non-stockholder changes in equity, or other comprehensive income (loss). Components of the Company's comprehensive income (loss) are reported in the accompanying Condensed Consolidated Statements of Stockholders' Equity and Condensed Consolidated Statements of Comprehensive Income (Loss).

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the changes by component, net of tax and noncontrolling interests, in accumulated other comprehensive loss of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Redemption Note	Accumulated other comprehensive loss
January 1, 2018	$(553)	$(1,292)	$—	$(1,845)
Cumulative credit risk adjustment (1)	—	—	(9,211)	(9,211)
Change in net unrealized loss	(1,404)	(1,491)	7,690	4,795
Amounts reclassified to net income (2)	—	2,802	1,521	4,323
Other comprehensive income (loss)	(1,404)	1,311	9,211	9,118
June 30, 2018	$(1,957)	$19	$—	$(1,938)

(1) On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments. The adjustment to the beginning balance represents the cumulative effect of the change in instrument-specific credit risk on the Redemption Note. See "Recently Adopted Accounting Standards—Financial Instruments" below for additional information.
(2) The amounts reclassified to net income include $1.8 million for other-than-temporary impairment losses and $1.0 million in realized losses, both related to investment securities, and a $1.5 million realized gain related to the repayment of the Redemption Note.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	June 30, 2018	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$773,853	$44	$773,809	—
Available-for-sale securities	$131,753	—	$131,753	—
Restricted cash	$3,810	2,001	$1,809	—

		Fair Value Measurements Using:
	December 31, 2017	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$450,230	$11,200	$439,030	—
Available-for-sale securities	$327,455	—	$327,455	—
Restricted cash	$2,160	—	$2,160	—

Liabilities:
Redemption Note	$1,879,058	—	$1,879,058	—

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

Certain prior period amounts have been adjusted to reflect the full retrospective adoption of the guidance. There was no impact on the Company’s financial condition, operating income or net income.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below provides a reconciliation of amounts previously reported and the resulting impacts from the adoption of the new revenue recognition guidance (in thousands):

	Three Months Ended June 30, 2017
	As Previously Reported	Adoption of ASC 606	As Adjusted
Gross revenues	$1,638,760	$(165,868)	$1,472,892
Promotional allowances	(109,499)	109,499	—
Operating revenues	1,529,261	(56,369)	1,472,892
Operating expenses	1,282,372	(56,369)	1,226,003
Operating income	$246,889	$—	$246,889

	Six Months Ended June 30, 2017
	As Previously Reported	Adoption of ASC 606	As Adjusted
Gross revenues	$3,225,996	$(329,347)	$2,896,649
Promotional allowances	(221,055)	221,055	—
Operating revenues	3,004,941	(108,292)	2,896,649
Operating expenses	2,508,122	(108,292)	2,399,830
Operating income	$496,819	$—	$496,819

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

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance on January 1, 2018 on a retrospective basis and the updated disclosures are reflected for the periods presented in the Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2017, the change in restricted cash of $190.4 million was previously reported within net cash used in financing activities.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounting Standards Issued But Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing guidance relating to the definition of a lease, recognition of lease assets and lease liabilities on the balance sheet, and the disclosure of key information about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability on the balance sheet, measured on a discounted basis. Operating leases are currently not recognized on the balance sheet. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance. The ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently assessing the impact the guidance will have on its Consolidated Financial Statements and related disclosures, and expects this guidance to increase lease assets and lease liabilities on the balance sheet.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited	$155,756	$74,916	$(48,551)	$175,731

Denominator:
Weighted average common shares outstanding	107,792	101,944	105,195	101,851
Potential dilutive effect of stock options and restricted stock	613	550	—	423
Weighted average common and common equivalent shares outstanding	108,405	102,494	105,195	102,274

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$1.44	$0.73	$(0.46)	$1.73
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$1.44	$0.73	$(0.46)	$1.72

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted net income per share	111	108	1,160	153

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 -    Investment Securities

Investment securities consisted of the following (in thousands):

As of June 30, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$131,734	$19	$—	$131,753

As of December 31, 2017
Domestic and foreign corporate bonds	$328,747	$6	$(1,298)	$327,455

The Company assesses for indicators of other-than-temporary impairment on a quarterly basis. The Company determines whether (i) it does not have the intent to sell any of these investments, and (ii) it will not likely be required to sell these investments prior to the recovery of the amortized cost. During the three and six months ended June 30, 2018, the Company determined it had an other-than-temporary impairment and recorded a loss of $0.1 million and $1.8 million, respectively.

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

The fair values of these investment securities as of June 30, 2018, by contractual maturity, are as follows (in thousands):

Fair value
Available-for-sale securities
Due in one year or less	$59,670
Due after one year through two years	60,332
Due after two years through three years	11,751
$131,753

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Buildings and improvements	$7,589,918	$7,582,611
Land and improvements	1,125,484	853,738
Furniture, fixtures and equipment	2,247,463	2,211,974
Leasehold interests in land	312,861	314,068
Airplanes	158,840	158,840
Construction in progress	1,497,081	1,016,207
	12,931,647	12,137,438
Less: accumulated depreciation	(3,877,725)	(3,638,682)
	$9,053,922	$8,498,756

As of June 30, 2018 and December 31, 2017, construction in progress consisted primarily of costs capitalized, including interest, for the construction of Encore Boston Harbor.

Land Acquisition

During the first quarter of 2018, the Company acquired approximately 38 acres of land on the Las Vegas Strip directly across from Wynn Las Vegas for $336.2 million, approximately 16 acres of which are subject to a ground lease that expires in 2097. The ground lease has annual payments of $3.8 million until 2023 and total payments of $370.7 million thereafter. The Company expects to use this land for future development.

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

Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility, due 2021	$2,294,864	$2,298,798
Senior Revolving Credit Facility, due 2020	623,345	—
4 7/8% Senior Notes, due 2024	600,000	600,000
5 1/2% Senior Notes, due 2027	750,000	750,000

U.S. and Corporate Related:
Wynn America Credit Facilities:
Senior Term Loan Facility, due 2021	998,260	1,000,000
4 1/4% Senior Notes, due 2023	500,000	500,000
5 1/2% Senior Notes, due 2025	1,780,000	1,800,000
5 1/4% Senior Notes, due 2027	880,000	900,000
Redemption Price Promissory Note, due 2022	—	1,936,443
	8,426,469	9,785,241
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(113,792)	(99,231)
Less: Redemption Note fair value adjustment	—	(57,384)
	8,312,677	9,628,626
Current portion of long-term debt	(179,075)	(62,690)
Total long-term debt, net of current portion	$8,133,602	$9,565,936

Macau Related Debt

Wynn Macau Credit Facilities

The Company's credit facilities include a $2.30 billion equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan Facility") and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility," collectively, the "Wynn Macau Credit Facilities"). The borrower is Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect wholly owned subsidiary of WML. As of June 30, 2018 and December 31, 2017, the weighted average interest rate was 3.81% and 3.16%, respectively. As of June 30, 2018, the Company had $123.7 million of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

WML Finance Revolving Credit Facility
The Company's credit facilities include a HK$3.87 billion (approximately $493.2 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility") under which WML Finance I, Limited, an indirect wholly owned subsidiary of WML, is the borrower. The WML Finance Credit Facility bears interest initially at 1.50% per annum, such rate calculated as the interest rate paid by the lender as the deposit bank for the cash collateral deposited and pledged with the lender plus a margin of 0.40%. As of June 30, 2018, the Company had no borrowings under the WML Finance Credit Facility. On July 18, 2018, the WML Finance Credit Facility matured with no outstanding borrowings.

U.S. and Corporate Related Debt

Bridge Facility

On March 28, 2018, the Company entered into a credit agreement to provide for an $800 million 364-day term loan (the "Bridge Facility"). The Company subsequently repaid all amounts borrowed under the Bridge Facility using net proceeds from the issuance of its common stock. See Note 7, "Stockholders' Equity" for additional information on the Company's issuance of common stock. The Bridge Facility bore interest at either LIBOR plus 2.75% per annum or base rate plus 1.75% per annum.

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

Wynn America Credit Facilities

The Company's credit facilities include an $875 million fully funded senior secured term loan facility (the "WA Senior Term Loan Facility I"), a $125 million fully funded senior term loan facility (the "WA Senior Term Loan Facility II") and a $375 million senior secured revolving credit facility (the "WA Senior Revolving Credit Facility," and collectively, the "Wynn America Credit Facilities"). The borrower is Wynn America, LLC, an indirect wholly owned subsidiary of the Company. In the second quarter of 2018, quarterly repayments of $1.7 million commenced under the WA Senior Term Loan Facility I. As of June 30, 2018 and December 31, 2017, the interest rate was 3.85% and 3.32%, respectively. As of June 30, 2018, the Company had available borrowing capacity of $357.3 million, net of $17.7 million in outstanding letters of credit, under the WA Senior Revolving Credit Facility.

In the second quarter of 2017, the Company amended the Wynn America Credit Facilities to, among other things, extend the maturity of portions of the credit facilities. In connection with the amendment, the Company recorded a loss on extinguishment of debt of $1.5 million.
Wynn Las Vegas Senior Notes

During the six months ended June 30, 2018, Wynn Resorts purchased $20 million principal amount of the 5 1/2% Senior Notes due 2025 (the "2025 Notes") and $20 million principal amount of the 5 1/4% Senior Notes due 2027 (the "2027 Notes") through open market purchases. As of June 30, 2018, Wynn Resorts holds this debt and has not contributed it to its wholly owned subsidiary, Wynn Las Vegas, LLC.

On March 20, 2018, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the "Issuers"), wholly owned subsidiaries of the Company, executed a second supplemental indenture (the "Supplemental Indenture") to the Indenture dated May 22, 2013, as supplemented by that certain Supplemental Indenture dated as of February 18, 2015 (the "Indenture"), relating to the Issuers’ 4 1/4% Senior Notes due 2023 (the "2023 Notes"). The Supplemental Indenture amended the Indenture by conforming the definition of "Change of Control" relating to ownership of equity interests in the Company in the Indenture to the terms of the indentures governing the Issuers’ other outstanding notes. As part of executing the Supplemental Indenture, the Issuers paid $25 million to consenting holders of the 2023 Notes. The Company accounted for this transaction as a modification and recorded the $25 million as debt issuance costs on the Condensed Consolidated Balance Sheet.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In the second quarter of 2017, the Issuers issued the 2027 Notes and executed a cash tender offer and subsequent redemption for the 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes"). In connection with these transactions, the Company recorded a loss on extinguishment of debt of $20.8 million.

Retail Term Loan

On July 25, 2018, Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC (collectively, the "Borrowers"), subsidiaries of the Retail Joint Venture, entered into a term loan agreement (the "Retail Term Loan Agreement") with United Overseas Bank Limited, New York Agency, as administrative agent and lead arranger, Fifth Third Bank, as joint lead arranger, Sumitomo Mitsui Banking Corporation, as joint lead arranger, Credit Agricole Corporate and Investment Bank, as managing agent, and the lenders party thereto.

The Retail Term Loan Agreement provides a term loan facility to the Borrowers in an aggregate principal amount of $615 million (the "Retail Term Loan"). The Retail Term Loan matures on July 24, 2025 and bears interest at a rate of LIBOR plus 1.70% per annum. To mitigate interest rate risk, in connection with the Retail Term Loan, the Borrowers entered into an interest rate collar agreement with a LIBOR floor of 1.00% and a ceiling of 3.75%. The Borrowers distributed approximately $589 million of the net proceeds of the Retail Term Loan to their members. The Company intends to use its portion of the net proceeds for the construction of Encore Boston Harbor and for other general corporate purposes.

The Retail Term Loan Agreement contains customary representation and warranties, cash sweeps, events of default and affirmative and negative covenants for debt facilities of this type, including, among other things, limitations on leasing matters, incurrence of indebtedness, distributions and transactions with affiliates. The Retail Term Loan is secured by substantially all of the assets of the Borrowers.

Pursuant to the Retail Term Loan Agreement, the Company is required to maintain a consolidated net worth (excluding its interest in the Borrowers) of not less than $100 million during the term of the Retail Term Loan. In addition, pursuant to the Retail Term Loan Agreement, the Company will indemnify the lenders under the Retail Term Loan and be liable, in each case, for certain customary environmental and non-recourse carve out matters pursuant to a hazardous materials indemnity agreement and a recourse indemnity agreement, each entered into concurrently with the execution of the Retail Term Loan Agreement.

Debt Covenant Compliance

Management believes that as of June 30, 2018, the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of June 30, 2018 and December 31, 2017 was $8.24 billion and $7.95 billion, respectively, compared to its carrying value of $8.43 billion and $7.85 billion. The estimated fair value as of December 31, 2017 excludes the Redemption Note. See Note 2, "Summary of Significant Accounting Policies" for discussion of the estimated fair value of the Redemption Note. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 7 - Stockholders' Equity

Equity Offering

On April 3, 2018, the Company completed a registered public offering (the "Equity Offering") of 5,300,000 newly issued shares of its common stock, par value $0.01 per share, at a price of $175 per share for proceeds of $915.2 million, net of $11.7 million in underwriting discounts and $0.6 million in offering expenses. The Company used the net proceeds from the Equity Offering to repay all amounts borrowed under the Bridge Facility, together with all interest accrued thereon, and used the remaining net proceeds to repay certain other indebtedness of the Company in April 2018.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Dividends

On February 27, 2018, the Company paid a cash dividend of $0.50 per share and recorded $51.4 million as a reduction of retained earnings.

On May 29, 2018, the Company paid a cash dividend of $0.75 per share and recorded $81.3 million as a reduction of retained earnings.

On August 1, 2018, the Company announced a cash dividend of $0.75 per share, payable on August 28, 2018, to stockholders of record as of August 16, 2018.

Noncontrolling Interests

On April 25, 2018, WML paid a cash dividend of HK$0.75 per share for a total of $497.1 million. The Company's share of this dividend was $358.8 million with a reduction of $138.3 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheet.

Note 8 - Revenue

Disaggregation of Revenues
The Company operates integrated resorts in Macau and Las Vegas and generates revenues at its properties by providing the following types of services and products: gaming, rooms, food and beverage and entertainment, retail and other. Revenues disaggregated by type of revenue and geographic location are as follows (in thousands):

Three Months Ended June 30, 2018	Macau Operations	Las Vegas Operations	Total
Casino	$998,293	$101,734	$1,100,027
Rooms	67,796	118,255	186,051
Food and beverage	44,015	170,852	214,867
Entertainment, retail and other (1)	53,766	50,713	104,479
Total operating revenues	$1,163,870	$441,554	$1,605,424

Three Months Ended June 30, 2017
Casino	$901,324	$100,504	$1,001,828
Rooms	51,199	113,741	164,940
Food and beverage	37,319	166,975	204,294
Entertainment, retail and other (1)	45,041	56,789	101,830
Total operating revenues	$1,034,883	$438,009	$1,472,892

Six Months Ended June 30, 2018
Casino	$2,105,789	$236,377	$2,342,166
Rooms	136,649	239,712	376,361
Food and beverage	90,400	296,689	387,089
Entertainment, retail and other (1)	115,119	100,267	215,386
Total operating revenues	$2,447,957	$873,045	$3,321,002

Six Months Ended June 30, 2017
Casino	$1,766,398	$225,170	$1,991,568
Rooms	104,394	229,370	333,764
Food and beverage	76,310	292,517	368,827
Entertainment, retail and other (1)	92,803	109,687	202,490
Total operating revenues	$2,039,905	$856,744	$2,896,649
(1) Includes lease revenue accounted for under lease accounting guidance. See Note 2, "Summary of Significant Accounting Policies—Revenue Recognition" for lease revenue accounting policy.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company’s primary liabilities associated with customer contracts are as follows (in thousands):

	June 30, 2018	December 31, 2017	Increase/ (decrease)	June 30, 2017	December 31, 2016	Increase/ (decrease)
Casino outstanding chips and front money deposits (1)	$794,232	$991,957	$(197,725)	$726,573	$546,487	$180,086
Advance room deposits and ticket sales (2)	42,067	52,253	(10,186)	44,872	45,696	(824)
Other gaming-related liabilities (3)	9,474	12,765	(3,291)	9,168	12,033	(2,865)
Loyalty program and related liabilities (4)	18,738	18,421	317	10,304	7,942	2,362
	$864,511	$1,075,396	$(210,885)	$790,917	$612,158	$178,759

(1) Casino outstanding chips represent amounts owed to junkets and customers for chips in their possession, and casino front money deposits represent funds deposited by customers before gaming play occurs. These amounts are included in customer deposits on the Condensed Consolidated Balance Sheets and may be recognized as revenue or will be redeemed for cash in the future.

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

(4) Loyalty program and related liabilities represent the deferral of revenue until the loyalty points or other complimentaries are redeemed. The amounts are included in other accrued liabilities on the Condensed Consolidated Balance Sheets and are expected to be recognized as revenue within one year of being earned by customers.

Note 9 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Casino	$1,308	$1,676	$3,127	$3,272
Rooms	78	178	205	327
Food and beverage	232	375	610	705
Entertainment, retail and other	33	42	76	69
General and administrative	7,691	8,309	12,628	14,414
Pre-opening	284	—	284	—
Total stock-based compensation expense	9,626	10,580	16,930	18,787
Total stock-based compensation capitalized	9	31	9	32
Total stock-based compensation costs	$9,635	$10,611	$16,939	$18,819

Certain members of the Company's executive management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $2.4 million and $4.9 million, for the three months ended June 30, 2018 and 2017, respectively, and $4.2 million and $9.9 million for the six months ended June 30, 2018 and 2017, respectively. The Company settled the obligation for the 2017 annual incentive bonus by issuing vested shares in December 2017 and January 2018.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Income Taxes

For the three months ended June 30, 2018 and 2017, the Company recorded an income tax benefit of $9.7 million and an income tax expense of $2.6 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded an income tax benefit of $120.7 million and an income tax expense of $5.5 million, respectively. The 2018 income tax benefit primarily related to the settlement of the Redemption Note. The 2017 income tax expense primarily related to an increase in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").

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

Wynn Macau SA has received a five-year exemption from complementary tax on profits generated by gaming operations through December 31, 2020. For the three months ended June 30, 2018 and 2017, the Company was exempt from the payment of such taxes totaling $20.0 million and $13.9 million, respectively. For the six months ended June 30, 2018 and 2017, the Company was exempt from the payment of such taxes totaling $46.9 million and $26.6 million, respectively.

Wynn Macau SA also entered into an agreement with the Macau government that provides for an annual payment of 12.8 million Macau patacas (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA on dividend distributions through 2020.

In December 2017, the U.S. Tax Cuts and Jobs Act ("U.S. tax reform") was enacted. Also in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. For the year ended December 31, 2017, the Company recorded a provisional net tax benefit of $339.9 million. This provisional net tax benefit was based on the Company's initial analysis of the U.S. tax reform.  The Company continues to collect additional information and evaluate any regulatory guidance as it is issued and may adjust the provisional net tax benefit over the next six months. Any subsequent adjustment to this amount will be recorded to the current income tax expense in the period in which the amount is determined.

Note 11 - Related Party Transactions

Separation Agreement

On February 6, 2018, Stephen A. Wynn, former Chairman of the Board of Directors and Chief Executive Officer ("Mr. Wynn"), resigned as Chairman of the Board of Directors and Chief Executive Officer of Wynn Resorts and on February 15, 2018, Mr. Wynn entered into a separation agreement with the Company specifying the terms of his termination of service with the Company (the "Separation Agreement"). The Separation Agreement terminated Mr. Wynn’s employment agreement with the Company and confirmed that Mr. Wynn is not entitled to any severance payment or other compensation from the Company under his employment agreement.

Under the Separation Agreement, Mr. Wynn agreed not to compete against the Company for a period of two years and to provide reasonable cooperation and assistance to the Company in connection with any private litigation or arbitration and to the Board of Directors of the Company or any committee of the Board of Directors in connection with any investigation by the Company related to his service with the Company. The Separation Agreement provided that (i) Mr. Wynn’s lease of his personal residence at Wynn Las Vegas would terminate not later than June 1, 2018 and until such date Mr. Wynn would continue to pay rent at its fair market value, unless Mr. Wynn elected to terminate the lease before such date, (ii) Mr. Wynn’s current healthcare coverage will terminate on December 31, 2018, and (iii) administrative support for Mr. Wynn would terminate on May 31, 2018. Additionally, in order to conduct sales of Company shares in an orderly fashion, the Company agreed to enter into a registration rights agreement with Mr. Wynn, with Mr. Wynn to reimburse the Company for its reasonable expenses.

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

Cooperation Agreement

On August 3, 2018, the Company entered into a Cooperation Agreement (the "Cooperation Agreement") with Elaine P. Wynn regarding the composition of the Company’s Board of Directors and certain other matters, including, among other things, the appointment of Mr. Philip G. Satre to the Company's Board of Directors, standstill restrictions, releases, non-disparagement and reimbursement of expenses. The term of the Cooperation Agreement expires on the day after the conclusion of the 2020 annual meeting of the Company’s stockholders, unless earlier terminated pursuant to the circumstances described in the Cooperation Agreement.

Amounts Due to Officers

The Company periodically provides services to certain executive officers and directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers and directors reimburse the Company. Certain officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of June 30, 2018, these net deposit balances with the Company were immaterial.

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

As of June 30, 2018 and December 31, 2017, the Retail Joint Venture had total assets of $69.0 million and $59.7 million, respectively, and total liabilities of $2.1 million and $0.9 million, respectively.

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

On March 12, 2012, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the "Counterclaim") purporting to assert claims against the Company, certain individuals who are or were members of the Company's Board of Directors (other than Mr. Okada) and Wynn Resorts' former General Counsel, Kimmarie Sinatra. The Counterclaim alleged, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation (the "Articles") pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze's shares acted at the direction of Mr. Wynn and did not independently and objectively evaluate the Okada Parties' suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts Articles by failing to pay Aruze fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze received in exchange for the redeemed shares, including the Redemption Note's principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the Counterclaim sought a declaration that the redemption of Aruze's shares was void, an injunction restoring Aruze's share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze, Mr. Wynn, and Elaine P. Wynn (the "Stockholders Agreement").
On March 8, 2018, the Company entered into the Settlement Agreement by and between the Company, Mr. Wynn, Linda Chen, Russell Goldsmith, Ray R. Irani, Robert J. Miller, John A. Moran, Marc D. Schorr, Alvin V. Shoemaker, D. Boone Wayson, Allan Zeman, and Kimmarie Sinatra (collectively, the "Wynn Parties"), and Universal Entertainment Corp. and Aruze (collectively with Universal Entertainment Corp., the "Universal Parties"). The Settlement Agreement resolved legal proceedings pending in the Redemption Action as well as other claims. Pursuant to the Settlement Agreement, the Company paid the principal amount of the $1.94 billion Redemption Note on March 30, 2018. On March 30, 2018, the Company also paid an additional $463.6 million with respect to the Universal Parties’ claims related to the allegedly below-market interest rate of the Redemption Note and stipulated to the release to Aruze of $232.4 million in accrued interest held in escrow. The Company recorded the $463.6 million as a litigation settlement expense on the Condensed Consolidated Statements of Operations. Under the Settlement Agreement, the Wynn Parties and the Universal Parties mutually agreed to unconditionally release all claims against each other relating to or arising out of the Redemption Action, as well as any claims which relate to or arise out of any other litigation or claims in any other jurisdiction. As a result, the Universal Parties will not claim that Aruze remains a party to the Stockholders Agreement. The Universal Parties further released any claims against the Wynn Parties and their affiliates in any other jurisdiction, including but not limited to the proceeding pending in Macau against Wynn Resorts

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Macau) S.A. and certain related individuals ("Macau Litigation"). As a result of the Settlement Agreement, the parties to the agreement dismissed all litigation between the Universal Parties and the Company and its then-directors and executives with respect to the redemption, including the Redemption Action and the Macau Litigation, but the Settlement Agreement did not release claims against any parties to such litigation who are not parties to the Settlement Agreement, including but not limited to Kazuo Okada and Elaine P. Wynn.

On March 12, 2018, the Company voluntarily dismissed its claim for breach of fiduciary duty against Kazuo Okada, which was the last and only remaining claim between Wynn Resorts, Kazuo Okada, and the Universal Parties in the Redemption Action.

On June 19, 2012, Elaine P. Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine P. Wynn's duties under the Stockholders Agreement should be discharged; (2) the Stockholders Agreement was subject to rescission and is rescinded; (3) the Stockholders Agreement was an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares should be construed as inapplicable to Elaine P. Wynn. On March 28, 2016, Elaine P Wynn filed an amended cross claim against Mr. Wynn, as well as Wynn Resorts and Wynn Resorts' former General Counsel (together with Mr. Wynn, the "Wynn Cross Defendants") as cross defendants. The amended cross claim substantially repeated its earlier allegations and further alleged that Mr. Wynn engaged in acts of misconduct that, with the Wynn Cross Defendants, resulted in Mr. Wynn allegedly breaching the Stockholders Agreement and violating alleged duties under the Stockholders Agreement by preventing Elaine P. Wynn from being nominated and elected to serve as one of Wynn Resorts' directors. In addition to continuing to seek the declarations asserted under the original cross claim, the amended cross claim sought an order compelling Mr. Wynn to comply with the Stockholders Agreement by assuring the nomination and election of Elaine P. Wynn to the Board of Directors and sought unspecified monetary damages from Mr. Wynn and the Wynn Cross Defendants. Elaine P. Wynn’s amended cross claim was later dismissed as to Wynn Resorts and Wynn Resorts' former General Counsel. On May 17, 2017, Elaine P. Wynn filed another amended cross claim against the Wynn Cross Defendants, which substantially repeated its earlier allegations and again named Wynn Resorts and Wynn Resorts' former General Counsel as cross defendants.

On March 14, 2018, Mr. Wynn and Elaine P. Wynn entered into a stipulation declaring the Stockholders Agreement invalid and unenforceable, and on April 16, 2018, the Company entered into a Settlement Agreement and Mutual Release by and between the Company, Mr. Wynn, Elaine P. Wynn, and the Company’s former General Counsel, which, among other things, resolved and unconditionally released the parties from all claims and cross claims asserted among the parties in a legal proceeding involving the Stockholders Agreement. Neither the Company nor the Company’s former General Counsel made any payment under the terms of such settlement agreement.

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

Macau Litigation:

On July 3, 2015, WML announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or WML (collectively, the "Wynn Macau Parties"). The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Palace is located was unlawful and that the previously disclosed donation by Wynn Resorts to the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

University of Macau Development Foundation was unlawful. The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. On July 11, 2017, the Macau Court dismissed all claims by the Okada Parties as unfounded, fined the Okada Parties, and ordered the Okada Parties to pay for court costs and the Wynn Macau Parties' attorney's fees. On or about October 16, 2017, the Okada Parties filed formal appeal papers in Macau, which Wynn Macau SA received on November 21, 2017. Wynn Macau SA filed its response on December 21, 2017. In March 2018, pursuant to the Settlement Agreement, the Universal Parties voluntarily withdrew from the Macau Litigation, leaving Mr. Okada as the sole claimant.

The Company believes this action is without merit and will vigorously defend itself against the claims pleaded against it by Mr. Okada. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Derivative Litigation Related to Redemption Action

Two state derivative actions were commenced against the Company and all members of its Board of Directors in the Eighth Judicial District Court of Clark County, Nevada. These state court actions brought by the following plaintiffs have been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the "Derivative Plaintiffs"). The Derivative Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors during the applicable period, including Mr. Okada, as well as the Company's Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The Derivative Plaintiffs claim that the individual defendants failed to disclose to the Company's stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The Derivative Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorney's fees and costs. On June 18, 2014, the court entered a stipulation between the parties that provides for a stay of the action and directs the parties, within 45 days of the conclusion of the Redemption Action, to discuss how the derivative action should proceed and to file a joint report with the court. In May 2018, the parties (except Elaine P. Wynn) filed a joint report given the conclusion of the Redemption Action. On May 14, 2018, the court stayed the case due to plaintiff Danny Hinson’s claim that he intended to send a demand letter to the Company.  On May 30, 2018, plaintiff Danny Hinson sent a demand letter to the Company requesting the Board to investigate the University of Macau Development Foundation donation, the removal of Mr. Okada from the Board and the terms of the Redemption Note. The Company is reviewing the letter.

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

Actions Related to Mr. Wynn

Investigations:

On January 26, 2018, the Company's Board of Directors formed a Special Committee comprised solely of independent directors to investigate allegations of inappropriate personal conduct by Mr. Wynn in the workplace. On February 12, 2018, the Special Committee amended and restated its charter to provide for a review of various governance issues regarding knowledge of the allegations and a comprehensive review of the Company's internal policies and procedures with the goal of employing best practices to maintain a safe and respectful workplace for all employees. On August 3, 2018, the Board received the final presentation from the Special Committee. The Special Committee will provide the presentation to the Company's gaming regulators in Massachusetts and Nevada, which are reviewing these matters, including suitability with respect to the Company and its related licensees, and the Company is cooperating with these regulatory reviews. The gaming regulator in Macau is monitoring and reviewing the situation, and the Company is cooperating. In deference to the ongoing regulatory investigations, the Board and the Company intends to not make any further public statement on the results of the Special Committee presentation until the regulatory investigations are completed.

Stockholder Actions:

A number of stockholder derivative actions have been filed purportedly on behalf of the Company in state and federal court located in Clark County, Nevada against certain current and former members of the Company’s Board of Directors and, in some cases, the Company’s current and former officers. Each of the complaints alleges, among other things, breach of fiduciary duties in failing to detect, prevent and remedy alleged inappropriate personal conduct by Mr. Wynn in the workplace. Specifically, (i) on February 6, 2018, Norfolk County Retirement System filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors and the Company’s former General Counsel, which was voluntarily dismissed on February 21, 2018; (ii) on February 15, 2018, Operating Engineers Construction Industry and Miscellaneous Pension Fund filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors; (iii) on February 15, 2018, Boynton Beach Municipal Firefighters’ Pension Trust Fund and the Firemen’s Retirement System of St. Louis filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors and the Company’s former General Counsel; (iv) on February 22, 2018, Thomas P. DiNapoli, Comptroller of the State of New York, as Administrative Head of the New York State and Local Retirement System and trustee of the New York State Common Retirement Fund, filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors and the Company’s former General Counsel; (v) on February 22, 2018, Erste-Sparinvest Kapitalanlagegesellschaft M.B.H. filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors and the Company’s former General Counsel; (vi) on March 6, 2018, the State of Oregon filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors and the Company’s former General Counsel; (vii) on March 15, 2018, Insulators and Asbestos Workers Local No. 14 Pension and Health and Welfare Funds filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors and the Company’s Chief Executive Officer and former General Counsel; and (viii) on April 18, 2018, C. Jeffrey Rogers filed a stockholder derivative action against certain current and former members of the Company’s Board of Directors and the Company’s Chief Executive Officer and former General Counsel. The actions filed in Clark County, Nevada have been consolidated as In re Wynn Resorts, Ltd. Derivative Litigation. The actions filed in the United States District Court, District of Nevada have been consolidated as In re Wynn Resorts, Ltd. Derivative Litigation, which also claim corporate waste and violation of Section 14(a) of the Exchange Act. Each of the actions seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

plaintiff. Additional demands have been made to the Company that it commence similar actions and additional lawsuits may be filed in the future.

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

Note 14 - Segment Information

The Company reviews the results of operations for each of its operating segments. Wynn Macau and Encore, an expansion at Wynn Macau, are managed as a single integrated resort and have been aggregated as one reportable segment ("Wynn Macau"). Wynn Palace is presented as a separate reportable segment and is combined with Wynn Macau for geographical presentation. Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture are managed as a single integrated resort and have been aggregated as one reportable segment ("Las Vegas Operations"). The Company identifies each resort as a reportable segment considering operations within each resort have similar economic characteristics, type of customers, types of services and products, the regulatory environment of the operations and the Company's organizational and management reporting structure.

The Company also reviews construction and development activities for each of its projects under development, in addition to its reportable segments. The Company separately identifies assets for its Encore Boston Harbor development project. Other Macau primarily represents the Company's Macau holding company.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present the Company's segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Operating revenues
Macau Operations:
Wynn Macau	$543,284	$638,476	$1,161,525	$1,191,192
Wynn Palace	620,586	396,407	1,286,432	848,713
Total Macau Operations	1,163,870	1,034,883	2,447,957	2,039,905
Las Vegas Operations	441,554	438,009	873,045	856,744
Total	$1,605,424	$1,472,892	$3,321,002	$2,896,649
Adjusted Property EBITDA (1)
Macau Operations:
Wynn Macau	$172,928	$210,398	$382,750	$391,504
Wynn Palace	179,265	87,403	391,176	199,259
Total Macau Operations	352,193	297,801	773,926	590,763
Las Vegas Operations	124,157	132,210	266,753	266,787
Total	476,350	430,011	1,040,679	857,550
Other operating expenses
Litigation settlement	—	—	463,557	—
Pre-opening	11,196	6,758	21,541	12,537
Depreciation and amortization	137,870	137,686	274,227	277,506
Property charges and other	8,791	7,165	11,842	10,201
Corporate expenses and other	29,579	20,933	54,588	41,700
Stock-based compensation	9,342	10,580	16,646	18,787
Total other operating expenses	196,778	183,122	842,401	360,731
Operating income	279,572	246,889	198,278	496,819
Other non-operating income and expenses
Interest income	6,861	7,080	14,081	13,551
Interest expense, net of amounts capitalized	(89,898)	(97,739)	(188,125)	(196,001)
Change in interest rate swap fair value	—	(283)	—	(1,054)
Change in Redemption Note fair value	—	(12,417)	(69,331)	(28,264)
Gain (loss) on extinguishment of debt	—	(22,287)	2,329	(22,287)
Other	(957)	(11,840)	(10,177)	(17,947)
Total other non-operating income and expenses	(83,994)	(137,486)	(251,223)	(252,002)
Income (loss) before income taxes	195,578	109,403	(52,945)	244,817
Benefit (provision) for income taxes	9,702	(2,607)	120,747	(5,497)
Net income	205,280	106,796	67,802	239,320
Net income attributable to noncontrolling interests	(49,524)	(31,880)	(116,353)	(63,589)
Net income (loss) attributable to Wynn Resorts, Limited	$155,756	$74,916	$(48,551)	$175,731

(1)
"Adjusted Property EBITDA" is net income before interest, income taxes, depreciation and amortization, litigation settlement expense, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, gain (loss) on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

	June 30, 2018	December 31, 2017
Assets
Macau Operations:
Wynn Macau	$1,628,289	$1,271,544
Wynn Palace	3,881,393	4,017,494
Other Macau	189,580	174,769
Total Macau Operations	5,699,262	5,463,807
Las Vegas Operations	2,920,942	3,266,390
Encore Boston Harbor	1,527,283	1,060,530
Corporate and other	1,669,069	2,891,012
Total	$11,816,556	$12,681,739

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

Wynn Macau features the following as of July 15, 2018:

•	Approximately 273,000 square feet of casino space, offering 24-hour gaming and a full range of games with 306 table games and 879 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	Eight food and beverage outlets;

•	Approximately 59,000 square feet of high-end, brand-name retail space;

•	Approximately 31,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	A rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "prosperity tree" and "dragon of fortune" attractions.

Wynn Palace features the following as of July 15, 2018:

•	Approximately 424,000 square feet of casino space, offering 24-hour gaming and a full range of games with 321 table games and 1,042 slot machines, private gaming salons and sky casinos;

•	A luxury hotel with a total of 1,706 guest rooms, suites and villas;

•	11 food and beverage outlets;

•	Approximately 106,000 square feet of high-end, brand-name retail space;

•	Approximately 37,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including a gondola ride, health club, spa, salon and pool; and

•	Public attractions including a performance lake, floral art displays and fine art displays.

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

Wynn Las Vegas features the following as of July 15, 2018:

•
Approximately 192,000 square feet of casino space, offering 24-hour gaming and a full range of games with 233 table games and 1,802 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

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

In December 2016, we entered into a joint venture arrangement (the "Retail Joint Venture") with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space. In November 2017, we contributed approximately 74,000 square feet of additional retail space to the Retail Joint Venture, the majority of which is currently under construction at Wynn Las Vegas. We expect to open the additional retail space in the fourth quarter of 2018.

In response to our evaluation of our Las Vegas Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort.

Construction and Development Opportunities

We are currently constructing Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.5 billion. As of June 30, 2018, we have incurred approximately $1.64 billion in total project costs. We expect to open Encore Boston Harbor in mid-2019.

We have begun construction activities for the re-development of a portion of the land previously occupied by the Wynn Las Vegas golf course, which we closed in the fourth quarter of 2017. Phase 1 of the project is expected to include a lagoon and additional meeting and convention space. Based on current designs, we estimate the total project budget for Phase 1 to be approximately $500 million. We expect to open the additional meeting and convention space in the first quarter of 2020.

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

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Condensed Consolidated Statement of Operations is presented. Below are definitions of these key operating measures discussed:

•	Table drop in mass market for our Macau Operations is the amount of cash that is deposited in a gaming table's drop box plus cash chips purchased at the casino cage.

•	Table drop for our Las Vegas Operations is the amount of cash and net markers issued that are deposited in a gaming table's drop box.

•	Rolling chips are non-negotiable identifiable chips that are used to track turnover for purposes of calculating incentives within our Macau Operations' VIP program.

•	Turnover is the sum of all losing rolling chip wagers within our Macau Operations' VIP program.

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

The measurements from our VIP and mass market operations are not comparable as the measurement method used in our mass market operations tracks the initial purchase of chips at the table and at the casino cage, while the measurement method from our VIP operations tracks the sum of all losing wagers. Accordingly, the base measurement from the VIP operations is much larger than the base measurement from the mass market operations. As a result, the expected win percentage with the same amount of gaming win is lower in the VIP operations when compared to the mass market operations.

In Las Vegas, customers purchase chips at the gaming tables. The cash and net markers used to purchase chips are deposited in the gaming table's drop box. This is the base of measurement that we use for calculating win percentage in Las Vegas. Each type of table game has its own theoretical win percentage. Our expected table games win percentage in Las Vegas is 22% to 26%.

Results of Operations

Summary of second quarter 2018 results

The results reflect the Company's adoption of the new accounting guidance for revenue recognition ("ASC 606"), effective January 1, 2018. Certain prior period amounts have been adjusted to reflect the full retrospective adoption of ASC 606, with no impact on operating income, net income or Adjusted Property EBITDA.

The following table summarizes our consolidated financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
Operating revenues	$1,605,424	$1,472,892	9.0	$3,321,002	$2,896,649	14.6
Net income (loss) attributable to Wynn Resorts, Limited	$155,756	$74,916	107.9	$(48,551)	$175,731	NM
Diluted net income (loss) per share	$1.44	$0.73	97.3	$(0.46)	$1.72	NM
Adjusted Property EBITDA	$476,350	$430,011	10.8	$1,040,679	$857,550	21.4
NM - not meaningful

Net income attributable to Wynn Resorts, Limited for the three months ended June 30, 2018, was $155.8 million, or $1.44 per diluted share, compared to $74.9 million, or $0.73 per diluted share, for the same period of 2017. The increase was primarily due to an increase in operating income from Wynn Palace.

Adjusted Property EBITDA was $476.4 million for the three months ended June 30, 2018, an increase of 10.8%, or $46.3 million, from $430.0 million for the same period of 2017. This was driven by an increase of $91.9 million from Wynn Palace, partially offset by decreases of $37.5 million and $8.1 million from Wynn Macau and our Las Vegas Operations, respectively.

Net loss attributable to Wynn Resorts, Limited for the six months ended June 30, 2018, was $48.6 million, or $0.46 per diluted share, compared to net income attributable to Wynn Resorts, Limited of $175.7 million, or $1.72 per diluted share, for the same period of 2017. The decrease was primarily due to $463.6 million in litigation settlement expense and $41.1 million increase in the change in Redemption Note fair value during the six months ended June 30, 2018. These were partially offset by increases in our benefit for income taxes and operating income from Wynn Palace.

Adjusted Property EBITDA was $1.04 billion for the six months ended June 30, 2018, an increase of 21.4%, or $183.1 million, from $857.6 million for the same period of 2017. This was primarily driven by an increase of $191.9 million from Wynn Palace, partially offset by a decrease of $8.8 million from Wynn Macau. Las Vegas Operations were flat for the comparable periods.

Financial results for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Operating revenues

The following table presents operating revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Percent Change
Operating revenues
Macau Operations:
Wynn Macau	$543,284	$638,476	(14.9)
Wynn Palace	620,586	396,407	56.6
Total Macau Operations	1,163,870	1,034,883	12.5
Las Vegas Operations	441,554	438,009	0.8
	$1,605,424	$1,472,892	9.0

Operating revenues increased 9.0%, or $132.5 million, to $1.61 billion for the three months ended June 30, 2018, from $1.47 billion for the same period of 2017. The increase was the result of increases of $224.2 million and $3.5 million from Wynn Palace and our Las Vegas Operations, respectively. These increases were partially offset by a decrease of $95.2 million from Wynn Macau.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other. The following table presents operating revenues from our casino and non-casino revenues (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Percent Change
Operating revenues
Casino revenues	$1,100,027	$1,001,828	9.8
Non-casino revenues	505,397	471,064	7.3
	$1,605,424	$1,472,892	9.0

Casino revenues were 68.5% of total operating revenues for the three months ended June 30, 2018, compared to 68.0% for the same period of 2017, while non-casino revenues were 31.5% of total operating revenues, compared to 32.0% for the same period of 2017.

Casino revenues

Casino revenues increased 9.8%, or $98.2 million, to $1.10 billion for the three months ended June 30, 2018, from $1.00 billion for the same period of 2017. This was primarily due to an increase of $201.8 million from Wynn Palace, partially offset by a decrease of $104.8 million from Wynn Macau. The increase in casino revenues from Wynn Palace was driven by increases of 67.2% and 20.9% in table drop and VIP turnover, respectively. The VIP operations at Wynn Palace also benefited from an increase in VIP win as a percentage of turnover from 2.18% to 3.00%. The decrease in casino revenues from Wynn Macau was primarily attributable to a decrease in VIP turnover of 13.1% and a decrease in VIP win as a percentage of turnover from 3.53% to 2.56%.

Prior to the opening of Wynn Palace, the Gaming Inspection and Coordination Bureau of Macau authorized 100 new table games for operation at Wynn Palace with 25 additional table games authorized for operation on January 1, 2017, and a further 25 new table games for operation on January 1, 2018, for a total of 150 new table games in the aggregate. In addition, we have and will continue to share table games between Wynn Macau and Wynn Palace, subject to the aggregate cap, to optimize our casino operations. As of July 15, 2018, we had a total of 306 table games at Wynn Macau and 321 at Wynn Palace.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Three Months Ended June 30,
	2018	2017	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Macau:
Total casino revenues	$473,267	$578,061	$(104,794)	(18.1)
VIP:
Average number of table games	112	98	14	14.3
VIP turnover	$13,928,463	$16,023,080	$(2,094,617)	(13.1)
VIP table games win	$357,166	$566,091	$(208,925)	(36.9)
VIP win as a % of turnover	2.56%	3.53%	(0.97)
Table games win per unit per day	$35,044	$63,735	$(28,691)	(45.0)
Mass market:
Average number of table games	204	205	(1)	(0.5)
Table drop	$1,293,154	$1,067,718	$225,436	21.1
Table games win	$252,038	$221,567	$30,471	13.8
Table games win %	19.5%	20.8%	(1.3)
Table games win per unit per day	$13,577	$11,903	$1,674	14.1
Average number of slot machines	922	917	5	0.5
Slot machine handle	$963,635	$867,889	$95,746	11.0
Slot machine win	$40,426	$39,531	$895	2.3
Slot machine win per unit per day	$482	$474	$8	1.7

Wynn Palace:
Total casino revenues	$525,026	$323,263	$201,763	62.4
VIP:
Average number of table games	115	105	10	9.5
VIP turnover	$14,029,065	$11,604,672	$2,424,393	20.9
VIP table games win	$420,181	$252,641	$167,540	66.3
VIP win as a % of turnover	3.00%	2.18%	0.82
Table games win per unit per day	$40,036	$26,541	$13,495	50.8
Mass market:
Average number of table games	211	202	9	4.5
Table drop	$1,218,863	$729,006	$489,857	67.2
Table games win	$280,568	$168,746	$111,822	66.3
Table games win %	23.0%	23.1%	(0.1)
Table games win per unit per day	$14,632	$9,203	$5,429	59.0
Average number of slot machines	1,069	1,025	44	4.3
Slot machine handle	$940,972	$657,850	$283,122	43.0
Slot machine win	$44,164	$34,814	$9,350	26.9
Slot machine win per unit per day	$454	$373	$81	21.7

	Three Months Ended June 30,
	2018	2017	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$101,734	$100,504	$1,230	1.2
Average number of table games	236	234	2	0.9
Table drop	$403,730	$419,338	$(15,608)	(3.7)
Table games win	$100,987	$101,300	$(313)	(0.3)
Table games win %	25.0%	24.2%	0.8
Table games win per unit per day	$4,694	$4,749	$(55)	(1.2)
Average number of slot machines	1,820	1,836	(16)	(0.9)
Slot machine handle	$778,447	$764,786	$13,661	1.8
Slot machine win	$49,418	$53,017	$(3,599)	(6.8)
Slot machine win per unit per day	$298	$317	$(19)	(6.0)

Non-casino revenues

Non-casino revenues increased 7.3%, or $34.3 million, to $505.4 million for the three months ended June 30, 2018, from $471.1 million for the same period of 2017. This is primarily due to increases of $22.4 million and $9.6 million from Wynn Palace and Wynn Macau, respectively.

Room revenues increased 12.8%, or $21.1 million, to $186.1 million for the three months ended June 30, 2018, from $164.9 million for the same period of 2017. This is primarily due to increases of $12.9 million, $4.5 million and $3.7 million, from Wynn Palace, our Las Vegas Operations and Wynn Macau, respectively. These increases were primarily driven by higher ADR.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Three Months Ended June 30,
	2018	2017	Percent Change (1)
Macau Operations:
Wynn Macau:
Total room revenues (dollars in thousands)	$27,072	$23,338	16.0
Occupancy	99.4%	97.5%	1.9
ADR	$272	$235	15.7
REVPAR	$271	$229	18.3
Wynn Palace:
Total room revenues (dollars in thousands)	$40,724	$27,861	46.2
Occupancy	96.2%	96.2%	—
ADR	$254	$186	36.6
REVPAR	$245	$178	37.6

Las Vegas Operations:
Total room revenues (dollars in thousands)	$118,255	$113,741	4.0
Occupancy	87.7%	88.7%	(1.0)
ADR	$313	$298	5.0
REVPAR	$274	$265	3.4
(1) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 5.2%, or $10.6 million, to $214.9 million for the three months ended June 30, 2018, from $204.3 million for the same period of 2017, primarily due to increases of $4.4 million and $3.9 million from Wynn Palace and our Las Vegas Operations, respectively, as a result of increased covers at our restaurants.

Entertainment, retail and other revenues increased 2.6%, or $2.6 million, to $104.5 million for the three months ended June 30, 2018, from $101.8 million for the same period of 2017. The increase was primarily due to higher sales at retail outlets at Wynn Palace and Wynn Macau.

Operating expenses

Operating expenses increased 8.1%, or $99.8 million, to $1.33 billion for the three months ended June 30, 2018, from $1.23 billion for the same period of 2017, primarily due to increases in casino expenses, general and administrative expenses and food and beverage expenses of $58.6 million, $19.5 million and $13.6 million, respectively.

Casino expenses increased 9.0%, or $58.6 million, to $707.2 million for the three months ended June 30, 2018, from $648.6 million for the same period of 2017. This is primarily due to an increase of $121.3 million from Wynn Palace, partially offset by a decrease of $62.9 million from Wynn Macau. These changes were primarily driven by gaming taxes and were commensurate with the changes in casino revenues for the respective property.

Room expenses increased 2.7%, or $1.7 million, to $63.7 million for the three months ended June 30, 2018, from $62.0 million for the same period of 2017, primarily due to our Las Vegas Operations and commensurate with an increase in room revenues.

Food and beverage expenses increased 8.8%, or $13.6 million, to $168.3 million for the three months ended June 30, 2018, from $154.7 million for the same period of 2017, primarily due to increases of $8.4 million and $4.0 million from our Las Vegas Operations and Wynn Palace, respectively. The increase from our Las Vegas Operations was primarily driven by a recent change in federal law that impacted wages beginning in the current period and higher costs in the current period for entertainment at Wynn Las Vegas nightclubs. The increase at Wynn Palace was primarily due to increased sales at our restaurants.

General and administrative expenses increased 11.9%, or $19.5 million, to $183.6 million for the three months ended June 30, 2018, from $164.2 million for the same period of 2017, primarily due to an increase of $8.6 million in corporate-related expenses and an increase of $6.6 million at Wynn Palace. The increase in corporate-related expenses was primarily related to legal expenses.

Pre-opening expenses were $11.2 million for the three months ended June 30, 2018, compared to $6.8 million for the same period of 2017. During the three months ended June 30, 2018, we incurred pre-opening expenses of $11.1 million related to Encore Boston Harbor and $0.1 million related to the redevelopment of a portion of the land previously occupied by the Wynn Las Vegas golf course. During the three months ended June 30, 2017, we incurred pre-opening expenses of $6.5 million related to Encore Boston Harbor and $0.3 million at our Las Vegas Operations.

Depreciation and amortization was relatively flat at $137.9 million for the three months ended June 30, 2018 compared to the same period of 2017.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Percent Change
Interest expense
Interest expense, including amortization of debt issuance costs and original issue discount and premium	$102,545	$101,388	1.1
Capitalized interest	(12,647)	(3,649)	246.6
	$89,898	$97,739	(8.0)

Weighted average total debt balance	$8,530,027	$10,002,047
Weighted average interest rate	4.81%	4.05%

Interest expense increased $1.2 million for the three months ended June 30, 2018, compared to the same period of 2017, primarily due to an increase in our weighted average interest rate, partially offset by a decrease in our weighted average total debt balance. Capitalized interest increased $9.0 million for the three months ended June 30, 2018, compared to the same period of 2017, primarily due to Encore Boston Harbor construction activities.

Other non-operating income and expenses

During the first quarter of 2018, we repaid the $1.94 billion principal amount of the Redemption Note, and therefore did not record a change in the fair value of the Redemption Note for the three months ended June 30, 2018. For the three months ended June 30, 2017, we recorded a loss of $12.4 million from the change in the fair value of the Redemption Note. The change in fair value was a result of changes in certain variables used to calculate the estimated fair value. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2, "Summary of Significant Accounting Policies."
Interest income was $6.9 million for the three months ended June 30, 2018, compared to $7.1 million for the three months ended June 30, 2017. During 2018 and 2017, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investment amounts were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

We incurred a loss of $1.0 million and $11.8 million for the three months ended June 30, 2018 and 2017, respectively, from foreign currency remeasurements. The losses were primarily due to the impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities.

Income taxes
We recorded an income tax benefit of $9.7 million for the three months ended June 30, 2018, compared to an income tax expense of $2.6 million for the same period of 2017. The 2018 income tax benefit primarily related to an increase in deferred tax assets. The 2017 income tax expense primarily related to an increase in the domestic valuation allowance for U.S. foreign tax credits.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $49.5 million for the three months ended June 30, 2018, compared to $31.9 million for the same period of 2017. These amounts were primarily related to the noncontrolling interests' share of net income from WML.

Financial results for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Operating revenues

The following table presents operating revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	Percent Change
Operating revenues
Macau Operations
Wynn Macau	$1,161,525	$1,191,192	(2.5)
Wynn Palace	1,286,432	848,713	51.6
Total Macau Operations	2,447,957	2,039,905	20.0
Las Vegas Operations	873,045	856,744	1.9
	$3,321,002	$2,896,649	14.6

Operating revenues increased 14.6%, or $424.4 million, to $3.32 billion for the six months ended June 30, 2018, from $2.90 billion for the same period of 2017. The increase was primarily due to increases of $437.7 million and $16.3 million from Wynn Palace and our Las Vegas Operations, respectively. These increases were partially offset by a decrease of $29.7 million from Wynn Macau.

The following table presents operating revenues from our casino and non-casino revenues (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	Percent Change
Operating revenues
Casino revenues	$2,342,166	$1,991,568	17.6
Non-casino revenues	978,836	905,081	8.1
	$3,321,002	$2,896,649	14.6

Casino revenues were 70.5% of total operating revenues for the six months ended June 30, 2018, compared to 68.8% for the same period of 2017, while non-casino revenues were 29.5% of total operating revenues, compared to 31.2% for the same period of 2017.

Casino revenues

Casino revenues increased 17.6%, or $350.6 million, to $2.34 billion for the six months ended June 30, 2018, from $1.99 billion for the same period of 2017. This was primarily due to an increase of $393.1 million from Wynn Palace driven by increases of 62.5% and 29.9% in table drop and VIP turnover, respectively. The VIP operations at Wynn Palace also benefited from VIP win as a percentage of turnover increase from 2.59% to 2.79%.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Six Months Ended June 30,
	2018	2017	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Macau:
Total casino revenues	$1,012,302	$1,066,035	$(53,733)	(5.0)
VIP:
Average number of table games	113	92	21	22.8
VIP turnover	$31,015,918	$29,307,843	$1,708,075	5.8
VIP table games win	$802,355	$1,005,002	$(202,647)	(20.2)
VIP win as a % of turnover	2.59%	3.43%	(0.84)
Table games win per unit per day	$39,295	$60,129	$(20,834)	(34.6)
Mass market:
Average number of table games	203	204	(1)	(0.5)
Table drop	$2,615,969	$2,204,614	$411,355	18.7
Table games win	$508,519	$434,471	$74,048	17.0
Table games win %	19.4%	19.7%	(0.3)
Table games win per unit per day	$13,808	$11,755	$2,053	17.5
Average number of slot machines	930	901	29	3.2
Slot machine handle	$1,966,454	$1,724,572	$241,882	14.0
Slot machine win	$82,191	$78,085	$4,106	5.3
Slot machine win per unit per day	$488	$479	$9	1.9

Wynn Palace:
Total casino revenues	$1,093,487	$700,363	$393,124	56.1
VIP:
Average number of table games	115	98	17	17.3
VIP turnover	$29,414,898	$22,646,354	$6,768,544	29.9
VIP table games win	$820,072	$587,383	$232,689	39.6
VIP win as a % of turnover	2.79%	2.59%	0.20
Table games win per unit per day	$39,289	$33,141	$6,148	18.6
Mass market:
Average number of table games	211	206	5	2.4
Table drop	$2,436,064	$1,499,024	$937,040	62.5
Table games win	$590,728	$336,373	$254,355	75.6
Table games win %	24.2%	22.4%	1.8
Table games win per unit per day	$15,482	$9,019	$6,463	71.7
Average number of slot machines	1,065	1,011	54	5.3
Slot machine handle	$1,999,068	$1,315,430	$683,638	52.0
Slot machine win	$99,949	$68,748	$31,201	45.4
Slot machine win per unit per day	$518	$376	$142	37.8

	Six Months Ended June 30,
	2018	2017	Increase/(Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$236,377	$225,170	$11,207	5.0
Average number of table games	237	235	2	0.9
Table drop	$940,311	$877,935	$62,376	7.1
Table games win	$255,420	$232,147	$23,273	10.0
Table games win %	27.2%	26.4%	0.8
Table games win per unit per day	$5,950	$5,448	$502	9.2
Average number of slot machines	1,825	1,871	(46)	(2.5)
Slot machine handle	$1,522,580	$1,530,700	$(8,120)	(0.5)
Slot machine win	$98,681	$102,735	$(4,054)	(3.9)
Slot machine win per unit per day	$299	$303	$(4)	(1.3)

Non-casino revenues

Non-casino revenues increased 8.1%, or $73.8 million, to $978.8 million for the six months ended June 30, 2018, from $905.1 million for the same period of 2017, due to increases of $44.6 million, $24.1 million and $5.1 million from Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively.

Room revenues increased 12.8%, or $42.6 million, to $376.4 million for the six months ended June 30, 2018, from $333.8 million for the same period of 2017, primarily due to higher ADR at Wynn Macau, Wynn Palace, and our Las Vegas Operations.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Six Months Ended June 30,
	2018	2017	Percent Change (1)
Macau Operations:
Wynn Macau:
Total room revenues (dollars in thousands)	$55,484	$47,205	17.5
Occupancy	99.2%	96.6%	2.6
ADR	$282	$241	17.0
REVPAR	$279	$233	19.7
Wynn Palace:
Total room revenues (dollars in thousands)	$81,165	$57,189	41.9
Occupancy	96.5%	95.9%	0.6
ADR	$253	$190	33.2
REVPAR	$244	$182	34.1

Las Vegas Operations:
Total room revenues (dollars in thousands)	$239,712	$229,370	4.5
Occupancy	85.8%	87.1%	(1.3)
ADR	$326	$307	6.2
REVPAR	$280	$268	4.5
(1) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 5.0%, or $18.3 million, to $387.1 million for the six months ended June 30, 2018, from $368.8 million for the same period of 2017, due to increases of $8.8 million, $5.3 million and $4.2 million at Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively, primarily as a result of increased covers at our restaurants.

Entertainment, retail and other revenues increased 6.4%, or $12.9 million, to $215.4 million for the six months ended June 30, 2018, from $202.5 million for the same period of 2017. This is primarily due to higher sales at retail outlets at Wynn Palace and Wynn Macau.

Operating expenses

Operating expenses increased 30.1%, or $722.9 million, to $3.12 billion for the six months ended June 30, 2018, from $2.40 billion for the same period of 2017, primarily due to litigation settlement expense of $463.6 million and higher casino expenses of $193.2 million.

Casino expenses increased 15.1%, or $193.2 million, to $1.47 billion for the six months ended June 30, 2018, from $1.28 billion for the same period of 2017. This is primarily due to an increase of $224.5 million from Wynn Palace, partially offset by a decrease of $34.3 million from Wynn Macau. These changes were driven by gaming taxes and were commensurate with the changes in casino revenues for the respective property.

Room expenses increased 3.3%, or $4.1 million, to $126.9 million for the six months ended June 30, 2018, from $122.8 million for the same period of 2017, primarily related to our Las Vegas Operations and commensurate with an increase in room revenues.

Food and beverage expenses increased 6.8%, or $19.4 million, to $306.0 million for the six months ended June 30, 2018, from $286.5 million for the same period of 2017, primarily due to increases of $9.0 million and $7.7 million from our Las Vegas Operations and Wynn Palace, respectively. The increase from our Las Vegas Operations was primarily driven by a recent change in federal law that impacted wages beginning in the current period and higher costs in the current period for entertainment at Wynn Las Vegas nightclubs. The increase at Wynn Palace was primarily due to increased sales at our restaurants.

General and administrative expenses increased 9.0%, or $29.1 million, to $353.2 million for the six months ended June 30, 2018, from $324.1 million for the same period of 2017, primarily due to an increase of $12.9 million in corporate-related expenses and an increase of $11.1 million at Wynn Palace. The increase in corporate-related expenses was primarily related to legal expenses.

Litigation settlement expense of $463.6 million was incurred during the six months ended June 30, 2018 in connection with the repayment of the Redemption Note for claims related to the allegedly below-market interest rate of the Redemption Note. For more information, see Item 1 —"Notes to Condensed Consolidated Financial Statements," Note 13, "Commitments and Contingencies."

Provision for doubtful accounts was a benefit of $0.7 million for the six months ended June 30, 2018, compared to $6.2 million for the same period of 2017. The change was primarily due to the impact of historical collection patterns and current collection trends, as well as the specific review of customer accounts, on our estimated allowance for the respective periods.

Pre-opening expenses were $21.5 million for the six months ended June 30, 2018, compared to $12.5 million for the same period of 2017. During the six months ended June 30, 2018, we incurred pre-opening expenses of $20.6 million related to Encore Boston Harbor and $0.9 million related to the redevelopment of a portion of the land previously occupied by the Wynn Las Vegas golf course. During the six months ended June 30, 2017, we incurred pre-opening expenses of $12.0 million related to Encore Boston Harbor and $0.5 million at our Las Vegas Operations.

Depreciation and amortization decreased 1.2%, or $3.3 million, to $274.2 million for the six months ended June 30, 2018, from $277.5 million for the same period of 2017. The decrease was the result of certain Wynn Macau assets becoming fully depreciated.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	Percent Change
Interest expense
Interest expense, including amortization of debt issuance costs and original issue discount and premium	$209,616	$202,107	3.7
Capitalized interest	(21,491)	(6,106)	252.0
	$188,125	$196,001	(4.0)

Weighted average total debt balance	9,102,017	10,059,491
Weighted average interest rate	4.60%	4.02%

Interest expense increased $7.5 million for the six months ended June 30, 2018, compared to the same period of 2017, primarily due to an increase in our weighted average interest rate, partially offset by a decrease in our weighted average total debt balance. Capitalized interest increased $15.4 million for the six months ended June 30, 2018, compared to the same period of 2017, primarily due to Encore Boston Harbor construction activities.

Other non-operating income and expenses

We incurred losses of $69.3 million and $28.3 million for the six months ended June 30, 2018 and 2017, respectively, from the change in fair value of the Redemption Note. The change in fair value is a result of changes in certain variables used to calculate the estimated fair value. During the first quarter of 2018, we repaid the $1.94 billion principal amount of the Redemption Note.

Interest income was $14.1 million for the six months ended June 30, 2018, compared to $13.6 million for the same period of 2017. During 2018 and 2017, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investment amounts were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

We incurred a $2.3 million net gain on extinguishment of debt for the six months ended June 30, 2018 related to the repayment of the Redemption Note, Wynn Resorts' purchase of $40 million of Wynn Las Vegas' 5 1/2% Senior Notes due 2025 and 5 1/4% Senior Notes due 2027 and the execution of the supplemental indenture related to Wynn Las Vegas' 4 1/4% Senior Notes due 2023. We incurred losses on extinguishment of debt of $22.3 million for the six months ended June 30, 2017 related to the cash tender offer and subsequent redemption of 5 3/8% First Mortgage Notes due 2022, the issuance of the 5 1/4% Senior Notes due 2027, and the amendment of the Wynn America credit facilities.

We incurred losses of $10.2 million and $17.9 million for the six months ended June 30, 2018 and 2017, respectively, from foreign currency remeasurements. The losses were primarily due to the impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities.

Income taxes

We recorded an income tax benefit of $120.7 million for the six months ended June 30, 2018 compared to an income tax expense of $5.5 million for the same period in 2017. The 2018 income tax benefit primarily related to the settlement of the Redemption Note. The 2017 income tax expense primarily related to an increase in the domestic valuation allowance for U.S. foreign tax credits.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $116.4 million for the six months ended June 30, 2018, compared to $63.6 million for the same period of 2017. These amounts were primarily related to the noncontrolling interests' share of net income from WML.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income before interest, income taxes, depreciation and amortization, litigation settlement expense, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, gain (loss) on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 14, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income (loss) attributable to Wynn Resorts, Limited.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Wynn Macau	$172,928	$210,398	$382,750	$391,504
Wynn Palace	$179,265	$87,403	$391,176	$199,259
Las Vegas Operations	$124,157	$132,210	$266,753	$266,787

Adjusted Property EBITDA at Wynn Macau decreased 17.8% and 2.2% for the three and six months ended June 30, 2018, compared to the same period of 2017, primarily due to casino revenue performance in VIP operations.

Adjusted Property EBITDA at Wynn Palace increased 105.1% and 96.3% for the three and six months ended June 30, 2018, compared to the same period of 2017, primarily driven by significant business volume increases in both VIP and mass market operations and benefit from and increase in VIP win as a percentage of turnover.
Adjusted Property EBITDA at our Las Vegas Operations decreased 6.1% for the three months ended June 30, 2018, compared to the same period of 2017, primarily due to an increase in food and beverage labor-related expenses. Adjusted Property EBITDA was flat for the six months ended June 30, 2018, compared to the same period of 2017.

Refer to the discussion above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Cash Flows - Summary

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$53,302	$803,552
Net cash used in investing activities	(748,418)	(397,286)
Net cash used in provided by financing activities	(658,248)	(559,433)
Effect of exchange rate on cash, cash equivalents and restricted cash	(4,297)	(3,943)
Decrease in cash, cash equivalents and restricted cash	$(1,357,661)	$(157,110)

Operating Activities

Our operating cash flows primarily consist of the operating income generated by our Macau and Las Vegas Operations (excluding depreciation and amortization and other non-cash charges), interest paid and earned, and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Our table games play in both Macau and Las Vegas is a mix of cash and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers who gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenues are conducted primarily on a cash and credit basis. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivable.

Net cash provided by operating activities for the six months ended June 30, 2018 was $53.3 million, compared to $803.6 million for the same period of 2017. The change was primarily due to $463.6 million of litigation settlement expense incurred in 2018, and changes in customer deposits.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $748.4 million, compared to $397.3 million for the same period of 2017. During the six months ended June 30, 2018, we incurred $460.1 million in capital expenditures, net of construction payables and retention, for Encore Boston Harbor and $336.2 million for the acquisition of land on the Las Vegas Strip directly across from Wynn Las Vegas. During the six months ended June 30, 2017, we incurred capital expenditures, net of construction payables and retention, of $392.6 million primarily for Encore Boston Harbor.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 was $658.2 million, compared to $559.4 million for the same period of 2017. During the six months ended June 30, 2018, we repaid the Redemption Note principal amount of $1.94 billion using cash on hand and amounts borrowed under the Bridge Facility and the WA Senior Revolving Credit Facility. In April 2018, we repaid all amounts borrowed under the Bridge Facility and the WA Senior Revolving Credit Facility using net proceeds of $915.2 million from a registered public equity offering. In addition, during the six months ended June 30, 2018, we borrowed $623.3 million under the Macau Senior Revolving Credit Facility, and we used cash of $270.0 million for the payment of dividends. During the six months ended June 30, 2017, we used cash of $1.36 billion for the repayment of long-term debt and $179.6 million for the payment of dividends.

Capital Resources

As of June 30, 2018, we had $1.45 billion of cash and cash equivalents and $131.8 million of available-for-sale investments in domestic and foreign debt securities. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds and domestic and foreign bank time deposits, all with original maturities of less than 90 days. Of these amounts, WML and its subsidiaries (of which we own approximately 72%) held $1.07 billion in cash and cash equivalents. If our portion of this cash was repatriated to the U.S. on June 30, 2018, it would be subject to minimal U.S. taxes in the year of repatriation. Wynn America, LLC and Wynn Las Vegas, LLC held cash balances of $21.8 million and $194.8 million, respectively. Wynn Resorts, Limited (including its subsidiaries other than WML, Wynn America, LLC and Wynn Las Vegas, LLC), which is not a guarantor of the debt of its subsidiaries, held $161.7 million of cash and cash equivalents and $131.8 million of available-for-sale investments.

The following table summarizes our outstanding borrowings and available borrowing capacity under our credit facilities as of June 30, 2018 (in thousands):

	Facility Borrowing Capacity	Borrowings Outstanding	Letters of Credit Outstanding	Facility Availability
Macau Related:
Wynn Macau Credit Facilities (1):
Senior Term Loan Facility	$2,294,864	$2,294,864	$—	$—
Senior Revolving Credit Facility	747,018	623,345	—	123,673
WML Finance Credit Facility (2)	493,196	—	—	493,196

U.S. Related:
Wynn America Credit Facilities (3):
Senior Term Loan Facility	998,260	998,260	—	—
Senior Revolving Credit Facility	375,000	—	17,689	$357,311
Total credit facilities	$4,908,338	$3,916,469	$17,689	$974,180

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

(2)
Our Macau related credit facilities include a HK$3.87 billion (approximately $493.2 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility") under which WML Finance I, Limited, an indirect wholly owned subsidiary of WML, is the borrower. On July 18, 2018, the WML Finance Credit Facility matured with no outstanding borrowings.

(3)
Our Wynn America credit facilities consist of an $875 million fully funded senior secured term loan facility (the "WA Senior Term Loan Facility I"), a $125 million fully funded senior term loan facility (the "WA Senior Term Loan Facility II") and a $375 million senior secured revolving credit facility (the "WA Senior Revolving Credit Facility," and collectively, the "Wynn America Credit Facilities"), under which Wynn America, LLC, an indirect wholly owned subsidiary of the Company, is the borrower. In June 2018, quarterly repayments of $1.7 million commenced under the WA Senior Term Loan Facility I.

We expect that our future cash needs will relate primarily to operations, funding of development projects and enhancements to our operating resorts, debt service and retirement and general corporate purposes. We expect to meet our cash needs including our contractual obligations with future anticipated cash flow from operations, availability under our bank credit facilities and our existing cash balances. We intend to primarily fund our current development projects, including Encore Boston Harbor, with the available borrowing capacity under our Wynn America Credit Facilities, cash flows from operations and existing cash balances.

Retail Term Loan

On July 25, 2018, Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC (collectively, the "Borrowers"), subsidiaries of the Retail Joint Venture, entered into a term loan agreement to provide for a term loan facility (the “Retail Term Loan”) with an aggregate principal amount of $615 million, a maturity date of July 24, 2025, and an interest rate of LIBOR plus 1.70% per annum. The Company intends to use our portion of the net proceeds for the construction of Encore

Boston Harbor and for other general corporate purposes. For more information on the Retail Term Loan, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 6, "Long-term Debt."
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

Our Board of Directors has authorized an equity repurchase program. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of June 30, 2018, we had $1.0 billion in repurchase authority under the program.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives, except for interest rate swaps and foreign currency forward contracts. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of June 30, 2018, we had outstanding letters of credit totaling $17.7 million.

Contractual Obligations and Commitments

During the six months ended June 30, 2018, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, other than (i) the borrowing of $623.3 million on the Wynn Macau Senior Revolving Credit Facility, which matures in September 2020, (ii) the repayment of the $1.94 billion Redemption Note, which was to mature in February 2022, and (iii) the acquisition of a ground lease that has annual rental payments of $3.8 million until 2023 and total payments of $370.7 million thereafter.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to these policies for the six months ended June 30, 2018.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A — "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

•	controversy, regulatory action, litigation and investigations related to Stephen A. Wynn and his separation from the Company;

•	extensive regulation of our business (including the Chinese government's ongoing anti-corruption campaign) and the cost of compliance or failure to comply with applicable laws and regulations;

•	pending or future claims and legal proceedings, regulatory or enforcement actions or probity investigations (including those related to the former Chairman and CEO of the Company);

•	our ability to maintain our gaming licenses and concessions;

•	our dependence on key employees;

•	general global political and economic conditions, in the U.S. and China, which may impact levels of travel, leisure and consumer spending;

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

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

Interest Rate Sensitivity

As of June 30, 2018, approximately 53.5% of our long-term debt was based on fixed rates. Based on our borrowings as of June 30, 2018, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $39.2 million.

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

We expect most of the revenues and expenses for any casino that we operate in Macau will be in Hong Kong dollars or Macau patacas. For any U.S. dollar-denominated debt or other obligations incurred by our Macau-related entities, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on our results of operations, financial condition and ability to service debt. Based on our balances as of June 30, 2018, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $23.7 million.

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

CCAC Information Request

In July 2014, Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of Wynn Macau, Limited, was contacted by the Commission Against Corruption of Macau ("CCAC") requesting certain information related to its land in the Cotai area of Macau. Wynn Macau SA cooperated with CCAC's request.

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to those risk factors during the six months ended June 30, 2018 other than resolution of certain litigation as discussed in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 13, "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the second quarter of 2018, we did not repurchase any of our common stock.

Item 5. Other Information

As previously reported by the Company, Kim Sinatra ceased to serve as the Company’s Executive Vice President, General Counsel and Secretary, effective July 15, 2018. On August 3, 2018, the Company entered into an agreement with Ms. Sinatra (the "Agreement") to finalize the terms of her transition and departure.
The Agreement terminates Ms. Sinatra’s previous employment agreement with the Company as of August 3, 2018 and provides that through December 31, 2018, Ms. Sinatra will remain available to the CEO of the Company and provide advice, guidance and cooperation with respect to litigation and general corporate matters for up to 25 hours per calendar month, and cooperate with the Company and regulatory authorities regarding any outstanding matters that involved Ms. Sinatra during the time and scope of her employment with the Company.
In consideration of the terms set forth in the Agreement, the Agreement provides to Ms. Sinatra: (1) a cash payment of $1,814,000; (2) continued participation in the Company’s senior executive health program through December 31, 2018; and (3) health care benefits coverage for Ms. Sinatra and her dependents which shall be paid for by the Company until the expiration of Ms. Sinatra’s continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985. In addition, 39,286 unvested shares granted to Ms. Sinatra under a Restricted Stock Agreement and 25,000 unvested stock options granted to Ms. Sinatra under a Stock Option Agreement, respectively, vested on August 3, 2018; and the transfer restriction with respect to the vested shares granted to Ms. Sinatra in January 2016 was removed as of August 3, 2018. Pursuant to the Agreement, Ms. Sinatra grants a waiver and release of claims to the Company and agrees to certain non-competition and confidentiality provisions.
The foregoing summary of the Agreement is qualified by reference to the Agreement, which is filed herewith as Exhibit 10.7.

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

10.2
Amended and Restated Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Matt Maddox. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 9, 2018.)

10.3
First Amendment to the Amended and Restated Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Kim Sinatra. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 9, 2018.)

10.4
First Amendment to Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Craig S. Billings. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 9, 2018.)

10.5
Term Loan Agreement, dated as of July 25, 2018, by and among Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC, as borrowers, United Overseas Bank Limited, New York Agency, as administrative agent and lead arranger, Fifth Third Bank, as joint lead arranger, Sumitomo Mitsui Banking Corporation, as joint lead arranger, Credit Agricole Corporate and Investment Bank, as managing agent, and the lenders party thereto. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on July 30, 2018.)

*10.6	Employment Agreement, dated as of August 2, 2018, by and between Wynn Resorts, Limited and Ellen Whittemore.
*10.7	Agreement, dated as of August 3, 2018, by and between Wynn Resorts, Limited and Kim Sinatra.
10.8
Cooperation Agreement, dated as of August 3, 2018, by and between Wynn Resorts, Limited and Elaine P. Wynn.  (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 6, 2018.)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 8, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iv) the Condensed Consolidated Statement of Stockholders' Equity as of June 30, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements.

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

WYNN RESORTS, LIMITED

Dated: August 8, 2018	By:	/s/ Craig S. Billings
Craig S. Billings
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

