Form 10-Q
period 2018-09-30
WYNN RESORTS LTD
filed 2018-11-07
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common stock, $0.01 par value	108,738,518

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,949,253	$2,804,474
Investment securities	—	166,773
Receivables, net	232,672	224,128
Inventories	63,076	71,636
Prepaid expenses and other	91,319	156,773
Total current assets	2,336,320	3,423,784
Property and equipment, net	9,221,028	8,498,756
Restricted cash	3,747	2,160
Investment securities	—	160,682
Intangible assets, net	223,382	123,705
Deferred income taxes, net	361,314	240,533
Other assets	231,700	232,119
Total assets	$12,377,491	$12,681,739
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$315,959	$285,437
Customer deposits	836,700	1,049,629
Gaming taxes payable	210,451	211,600
Accrued compensation and benefits	141,734	140,450
Accrued interest	73,598	94,695
Current portion of long-term debt	236,835	62,690
Dividends payable to noncontrolling interests	138,816	—
Other accrued liabilities	93,312	85,789
Total current liabilities	2,047,405	1,930,290
Long-term debt	8,695,335	9,565,936
Other long-term liabilities	94,468	107,163
Total liabilities	10,837,208	11,603,389
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 122,135,459 and 116,391,753 shares issued; 108,731,082 and 103,005,866 shares outstanding, respectively	1,221	1,164
Treasury stock, at cost; 13,404,377 and 13,385,887 shares, respectively	(1,187,273)	(1,184,468)
Additional paid-in capital	2,455,357	1,497,928
Accumulated other comprehensive loss	(2,083)	(1,845)
Retained earnings	537,771	635,067
Total Wynn Resorts, Limited stockholders' equity	1,804,993	947,846
Noncontrolling interests	(264,710)	130,504
Total stockholders' equity	1,540,283	1,078,350
Total liabilities and stockholders' equity	$12,377,491	$12,681,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Operating revenues:
Casino	$1,222,029	$1,075,577	$3,564,195	$3,067,145
Rooms	183,044	170,371	559,405	504,135
Food and beverage	193,874	200,051	580,963	568,878
Entertainment, retail and other	110,125	105,348	325,511	307,838
Total operating revenues	1,709,072	1,551,347	5,030,074	4,447,996
Operating expenses:
Casino	783,171	678,495	2,254,766	1,956,907
Rooms	62,965	61,390	189,837	184,178
Food and beverage	162,311	151,796	468,265	438,308
Entertainment, retail and other	44,028	48,996	138,647	142,988
General and administrative	192,327	178,504	545,543	502,635
Litigation settlement	—	—	463,557	—
Provision (benefit) for doubtful accounts	3,285	1,656	2,586	(4,593)
Pre-opening	13,714	6,908	35,255	19,445
Depreciation and amortization	137,458	137,982	411,685	415,488
Property charges and other	18,830	28,293	30,672	38,494
Total operating expenses	1,418,089	1,294,020	4,540,813	3,693,850
Operating income	290,983	257,327	489,261	754,146
Other income (expense):
Interest income	6,948	8,447	21,029	21,998
Interest expense, net of amounts capitalized	(93,007)	(95,874)	(281,132)	(291,875)
Change in derivatives fair value	(54)	(2)	(54)	(1,056)
Change in Redemption Note fair value	—	(41,718)	(69,331)	(69,982)
(Loss) gain on extinguishment of debt	(198)	(20,774)	2,131	(43,061)
Other	11,216	(1,894)	1,039	(19,840)
Other income (expense), net	(75,095)	(151,815)	(326,318)	(403,816)
Income before income taxes	215,888	105,512	162,943	350,330
Benefit (provision) for income taxes	3,884	457	124,631	(5,040)
Net income	219,772	105,969	287,574	345,290
Less: net income attributable to noncontrolling interests	(63,657)	(26,202)	(180,010)	(89,791)
Net income attributable to Wynn Resorts, Limited	$156,115	$79,767	$107,564	$255,499
Basic and diluted net income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$1.44	$0.78	$1.01	$2.51
Diluted	$1.44	$0.78	$1.01	$2.49
Weighted average common shares outstanding:
Basic	108,064	102,173	106,162	101,960
Diluted	108,533	102,794	106,721	102,460
Dividends declared per common share	$0.75	$0.50	$2.00	$1.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$219,772	$105,969	$287,574	$345,290
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(175)	259	(2,121)	(3,495)
Change in net unrealized (gain) loss on investment securities, before and after tax	(19)	208	1,292	366
Redemption Note credit risk adjustment, net of tax of $2,735	—	—	9,211	—
Total comprehensive income	219,578	106,436	295,956	342,161
Less: comprehensive income attributable to noncontrolling interests	(63,608)	(26,274)	(179,419)	(88,819)
Comprehensive income attributable to Wynn Resorts, Limited	$155,970	$80,162	$116,537	$253,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2018	103,005,866	$1,164	$(1,184,468)	$1,497,928	$(1,845)	$635,067	$947,846	$130,504	$1,078,350
Cumulative credit risk adjustment	—	—	—	—	(9,211)	9,211	—	—	—
Net income	—	—	—	—	—	107,564	107,564	180,010	287,574
Currency translation adjustment	—	—	—	—	(1,530)	—	(1,530)	(591)	(2,121)
Change in net unrealized loss on investment securities	—	—	—	—	1,292	—	1,292	—	1,292
Redemption Note settlement	—	—	—	—	9,211	—	9,211	—	9,211
Issuance of common stock	5,300,000	53		915,187	—	—	915,240	—	915,240
Issuance of restricted stock	280,834	3	—	1,295	—	—	1,298	501	1,799
Cancellation of restricted stock	(75,908)	(1)	—	1	—	—	—	—	—
Exercise of stock options	238,780	2	—	19,805	—	—	19,807	506	20,313
Shares repurchased by the Company and held as treasury shares	(18,490)	—	(2,805)	—	—	—	(2,805)	—	(2,805)
Cash dividends declared	—	—	—	—	—	(214,071)	(214,071)	(276,583)	(490,654)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(301,113)	(301,113)
Stock-based compensation	—	—	—	21,141	—	—	21,141	2,056	23,197
Balances, September 30, 2018	108,731,082	$1,221	$(1,187,273)	$2,455,357	$(2,083)	$537,771	$1,804,993	$(264,710)	$1,540,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
		(as adjusted)
Cash flows from operating activities:
Net income	$287,574	$345,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	411,685	415,488
Deferred income taxes	(123,516)	20,830
Stock-based compensation expense	28,762	29,290
Amortization of debt issuance costs	25,241	18,542
Loss on extinguishment of debt	2,364	43,061
Provision (benefit) for doubtful accounts	2,586	(4,593)
Change in derivatives fair value	54	1,056
Change in Redemption Note fair value	69,331	69,982
Property charges and other	30,464	52,683
Increase (decrease) in cash from changes in:
Receivables, net	(11,038)	(1,198)
Inventories and prepaid expenses and other	1,145	(19,587)
Customer deposits	(212,459)	288,906
Accounts payable and accrued expenses	(14,304)	17,755
Net cash provided by operating activities	497,889	1,277,505
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(1,154,255)	(650,282)
Purchase of investment securities	(34,098)	(191,147)
Proceeds from sale or maturity of investment securities	359,461	171,375
Purchase of intangible assets and other assets	(102,388)	(13,408)
Proceeds from sale of assets	2,387	20,303
Net cash used in investing activities	(928,893)	(663,159)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,288,605	2,429,988
Repayments of long-term debt	(3,030,526)	(2,416,319)
Distribution to noncontrolling interest	(301,113)	(6,201)
Proceeds from note receivable from sale of ownership interest in subsidiary	75,000	—
Income taxes paid from sale of ownership interest of subsidiary	—	(25,176)
Proceeds from issuance of common stock, net of issuance costs	915,187	—
Repurchase of common stock	(2,805)	(8,489)
Proceeds from exercise of stock options	20,313	48,653
Dividends paid	(350,694)	(270,091)
Payments to acquire derivatives	(3,900)	—
Payments for financing costs	(33,787)	(70,496)
Net cash used in financing activities	(423,720)	(318,131)
Effect of exchange rate on cash, cash equivalents and restricted cash	1,090	(3,460)
Cash, cash equivalents and restricted cash:
(Decrease) increase in cash, cash equivalents and restricted cash	(853,634)	292,755
Balance, beginning of period	2,806,634	2,645,945
Balance, end of period	$1,953,000	$2,938,700

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$276,989	$301,800
Property and equipment acquired under capital lease	$—	$16,593
Stock-based compensation capitalized into construction	$6	$56
Liability settled with shares of common stock	$1,800	$19,225
Change in accounts and construction payables related to property and equipment	$7,718	$(35,375)
Change in dividends payable on unvested restricted stock included in other accrued liabilities	$1,144	$(427)
Dividends payable to noncontrolling interests	$138,816	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -    Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, "Wynn Resorts" or the "Company") is a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts (collectively, the "Macau Operations"). In Las Vegas, Nevada, the Company operates and, with the exception of the retail space described below, owns 100% of Wynn Las Vegas, which it also refers to as its Las Vegas Operations.

Macau Operations

Wynn Palace features a luxury hotel tower with 1,706 guest rooms, suites and villas, approximately 424,000 square feet of casino space, 13 food and beverage outlets, approximately 37,000 square feet of meeting and convention space, approximately 106,000 square feet of retail space, public attractions including a performance lake and floral art displays and recreation and leisure facilities.

Wynn Macau features two luxury hotel towers with a total of 1,008 guest rooms and suites, approximately 273,000 square feet of casino space, 12 food and beverage outlets, approximately 31,000 square feet of meeting and convention space, approximately 59,000 square feet of retail space, a rotunda show and recreation and leisure facilities.

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 192,000 square feet of casino space, 32 food and beverage outlets, approximately 290,000 square feet of meeting and convention space, approximately 106,000 square feet of retail space (the majority of which is owned and operated under a joint venture of which the Company owns 50.1%), as well as two theaters, three nightclubs and a beach club and recreation and leisure facilities.

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

The Company is currently constructing approximately 430,000 square feet of additional meeting and convention space at Wynn Las Vegas and has begun design and site preparation for the reconfiguration of the Wynn Las Vegas golf course, which the Company closed in the fourth quarter of 2017. The Company expects to reopen the golf course in the fourth quarter of 2019 and open the additional meeting and convention space in the first quarter of 2020.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which, except as otherwise described in Note 2 below, include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2018 are not

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents:
Cash (1)	$1,521,691	$2,354,244
Cash equivalents (2)	427,562	450,230
	1,949,253	2,804,474
Restricted cash (3)	3,747	2,160
Total cash, cash equivalents and restricted cash	$1,953,000	$2,806,634

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

The Company obtains pricing information in determining the fair value of its available-for-sale securities from independent pricing vendors. Based on management's inquiries, the pricing vendors use various pricing models consistent with what other market participants would use. The assumptions and inputs used by the pricing vendors are derived from market observable sources including: reported trades, broker/dealer quotes, issuer spreads, benchmark curves, bids, offers and other market-related data. The Company has not made adjustments to such prices. Each quarter, the Company validates the fair value pricing methodology to determine if the fair value is consistent with applicable accounting guidance and to confirm that the securities are classified properly in the fair value hierarchy. The Company compares the pricing received from its vendors to independent sources for the same or similar securities.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of September 30, 2018 and December 31, 2017, approximately 84.3% and 81.7%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Receivables, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Casino	$192,646	$173,664
Hotel	14,629	22,487
Other	55,782	58,577
	263,057	254,728
Less: allowance for doubtful accounts	(30,385)	(30,600)
	$232,672	$224,128

Derivative Financial Instruments

The Company uses derivative financial instruments to manage interest rate exposure. The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in earnings as the Company's derivative financial instruments do not qualify for hedge accounting.

In accordance with the terms of the Retail Term Loan Agreement (as defined in Note 6, "Long-Term Debt"), the Retail Borrowers (as defined in Note 6, "Long-Term Debt") entered into a five-year interest rate collar with a notional value of $615 million for a cash payment of $3.9 million in July 2018. The interest rate collar establishes a range whereby the Retail Borrowers will pay the counterparty if one-month LIBOR falls below the established floor rate of 1.00%, and the counterparty will pay the Retail Borrowers if one-month LIBOR exceeds the ceiling rate of 3.75%. The interest rate collar settles monthly commencing in August 2019 through the termination date in August 2024. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rate, respectively. The Company measures the fair value of the interest rate collar at each balance sheet date based on a Black-Scholes option pricing model, which incorporates observable market inputs such as market volatility and interest rates, with changes in fair value recorded in earnings. As of September 30, 2018, the fair value of the interest rate collar was $3.8 million and was recorded in other assets in the accompanying Condensed Consolidated Balance Sheet.

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
Gross casino revenues are measured by the aggregate net difference between gaming wins and losses. The Company applies a practical expedient by accounting for its casino wagering transactions on a portfolio basis versus an individual basis as all wagers have similar characteristics. Commissions rebated to customers either directly or indirectly through games promoters and cash discounts and other cash incentives earned by customers are recorded as a reduction of casino revenues. In addition to the wager, casino transactions typically include performance obligations related to complimentary goods or services provided to incentivize future gaming or in exchange for points earned under the Company’s loyalty programs.
For casino transactions that include complimentary goods or services provided by the Company to incentivize future gaming, the Company allocates the standalone selling price of each good or service to the appropriate revenue type based on the good or service provided. Complimentary goods or services that are provided under the Company’s control and discretion and supplied by third parties are recorded as an operating expense.
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments, which taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Income. These taxes totaled $638.4 million and $544.7 million for the three months ended September 30, 2018 and 2017, respectively, and $1.81 billion and $1.56 billion for the nine months ended September 30, 2018 and 2017, respectively.

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income (loss). Components of the Company's comprehensive income are reported in the accompanying Condensed Consolidated Statements of Stockholders' Equity and Condensed Consolidated Statements of Comprehensive Income.

The following table presents the changes by component, net of tax and noncontrolling interests, in accumulated other comprehensive loss of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Redemption Note	Accumulated other comprehensive loss
January 1, 2018	$(553)	$(1,292)	$—	$(1,845)
Cumulative credit risk adjustment (1)	—	—	(9,211)	(9,211)
Change in net unrealized gain (loss)	(1,530)	(1,510)	7,690	4,650
Amounts reclassified to net income (2)	—	2,802	1,521	4,323
Other comprehensive income (loss)	(1,530)	1,292	9,211	8,973
September 30, 2018	$(2,083)	$—	$—	$(2,083)

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	September 30, 2018	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$427,562	$—	$427,562	—
Restricted cash	$3,747	$2,007	$1,740	—
Interest rate collar	$3,845	—	$3,845	—

		Fair Value Measurements Using:
	December 31, 2017	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$450,230	$11,200	$439,030	—
Available-for-sale securities	$327,455	—	$327,455	—
Restricted cash	$2,160	—	$2,160	—

Liabilities:
Redemption Note	$1,879,058	—	$1,879,058	—

Recently Adopted Accounting Standards

Revenue Recognition Standard

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing revenue recognition guidance and creates a new topic for Revenue from Contracts with Customers. The guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also substantially revises required interim and annual disclosures. The Company adopted the guidance on January 1, 2018, which resulted in the following significant impacts on its Condensed Consolidated Financial Statements:

•	The promotional allowances line item was eliminated from the Condensed Consolidated Statements of Income with the majority of the amount being netted against casino revenues.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below provides a reconciliation of amounts previously reported and the resulting impacts from the adoption of the new revenue recognition guidance (in thousands):

	Three Months Ended September 30, 2017
	As Previously Reported	Adoption of ASC 606	As Adjusted
Gross revenues	$1,728,064	$(176,717)	$1,551,347
Promotional allowances	(115,733)	115,733	—
Operating revenues	1,612,331	(60,984)	1,551,347
Operating expenses	1,355,004	(60,984)	1,294,020
Operating income	$257,327	$—	$257,327

	Nine Months Ended September 30, 2017
	As Previously Reported	Adoption of ASC 606	As Adjusted
Gross revenues	$4,954,060	$(506,064)	$4,447,996
Promotional allowances	(336,788)	336,788	—
Operating revenues	4,617,272	(169,276)	4,447,996
Operating expenses	3,863,126	(169,276)	3,693,850
Operating income	$754,146	$—	$754,146

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 824-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This update eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The Company adopted this guidance on January 1, 2018, which resulted in a $9.2 million cumulative unrealized loss, net of tax, being recorded to accumulated other comprehensive loss with a corresponding increase to retained earnings. The adjustment represents the portion of the cumulative change in the Redemption Note fair value resulting from the change in the instrument-specific credit risk previously included in other income (expense) on the Condensed Consolidated Statements of Income.

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance on January 1, 2018 on a retrospective basis and the updated disclosures are reflected for the periods presented in the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2017, the change in restricted cash of $190.1 million was previously reported within net cash used in financing activities.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounting Standards Issued But Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, "Topic 842"). Topic 842 amends the existing guidance relating to the definition of a lease, recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability on the balance sheet, measured on a discounted basis. Operating leases are currently not recognized on the balance sheet. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance. Entities are required to adopt Topic 842 using a modified retrospective transition method at one of the following application dates: (1) the later of the beginning of the earliest period presented in the financial statements and the lease commencement date or (2) on the effective date. The Company will adopt Topic 842 on January 1, 2019 using the effective date transition approach, which will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption.

Topic 842 provides for transition relief by permitting the election of certain practical expedients. The Company is electing the reassessment package of practical expedients, which permits the Company not to reassess whether (1) any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification remains appropriate for any expired or existing leases as of the adoption date and (3) previously capitalized costs continue to qualify as initial direct costs on expired or existing leases as of the adoption date.

While the Company is currently assessing the quantitative impact the guidance will have on its Consolidated Financial Statements and related disclosures, the Company expects the most significant changes will be related to the recognition of right-of-use assets and lease liabilities for operating leases on the Company's Consolidated Balance Sheet, with no material impact to net income or cash flows.

Cloud Computing Arrangement Implementation Costs

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to eliminate potential diversity in practice in accounting for costs incurred to implement cloud computing arrangements that are service contracts by requiring customers in such arrangements to follow internal-use software guidance with respect to such costs, with any resulting deferred implementation costs recognized over the term of the contract in the same income statement line item as the fees associated with the hosting element of the arrangement. The ASU will be effective for the Company on January 1, 2020, with early adoption permitted. The Company is currently assessing the impact the guidance will have on its Consolidated Financial Statements and related disclosures.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Wynn Resorts, Limited	$156,115	$79,767	$107,564	$255,499

Denominator:
Weighted average common shares outstanding	108,064	102,173	106,162	101,960
Potential dilutive effect of stock options and restricted stock	469	621	559	500
Weighted average common and common equivalent shares outstanding	108,533	102,794	106,721	102,460

Net income attributable to Wynn Resorts, Limited per common share, basic	$1.44	$0.78	$1.01	$2.51
Net income attributable to Wynn Resorts, Limited per common share, diluted	$1.44	$0.78	$1.01	$2.49

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted net income per share	234	108	109	123

Note 4 -     Investment Securities

As of September 30, 2018, the Company had no investment securities. During the three and nine months ended September 30, 2018, the Company sold its investment securities for net proceeds of $131.8 million and $325.4 million, respectively.

As of December 31, 2017, investment securities consisted of the following (in thousands):

As of December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$328,747	$6	$(1,298)	$327,455

The Company assesses for indicators of other-than-temporary impairment on a quarterly basis. The Company determines whether (i) it does not have the intent to sell any of these investments, and (ii) it will not likely be required to sell these investments prior to the recovery of the amortized cost. During the nine months ended September 30, 2018, the Company determined it had an other-than-temporary impairment and recorded a loss of $1.8 million.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Buildings and improvements	$7,634,499	$7,582,611
Land and improvements	1,126,522	853,738
Furniture, fixtures and equipment	2,254,734	2,211,974
Leasehold interests in land	314,053	314,068
Airplanes	134,267	158,840
Construction in progress	1,741,942	1,016,207
	13,206,017	12,137,438
Less: accumulated depreciation	(3,984,989)	(3,638,682)
	$9,221,028	$8,498,756

As of September 30, 2018 and December 31, 2017, construction in progress consisted primarily of costs capitalized, including interest, for the construction of Encore Boston Harbor.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility, due 2021	$2,298,749	$2,298,798
Senior Revolving Credit Facility, due 2020	624,393	—
4 7/8% Senior Notes, due 2024	600,000	600,000
5 1/2% Senior Notes, due 2027	750,000	750,000

U.S. and Corporate Related:
Wynn America Credit Facilities:
Senior Term Loan Facility, due 2021	996,520	1,000,000
4 1/4% Senior Notes, due 2023	500,000	500,000
5 1/2% Senior Notes, due 2025	1,780,000	1,800,000
5 1/4% Senior Notes, due 2027	880,000	900,000
Retail Term Loan, due 2025	615,000	—
Redemption Price Promissory Note, due 2022	—	1,936,443
	9,044,662	9,785,241
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(112,492)	(99,231)
Less: Redemption Note fair value adjustment	—	(57,384)
	8,932,170	9,628,626
Current portion of long-term debt	(236,835)	(62,690)
Total long-term debt, net of current portion	$8,695,335	$9,565,936

Macau Related Debt

Wynn Macau Credit Facilities

The Company's credit facilities include a $2.30 billion equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan Facility") and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility," collectively, the "Wynn Macau Credit Facilities"). The borrower is Wynn Resorts (Macau) S.A. ("Wynn Macau SA "), an indirect wholly owned subsidiary of WML. As of September 30, 2018 and December 31, 2017, the weighted average interest rate was 3.99% and 3.16%, respectively. As of September 30, 2018, the Company had $123.9 million of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

WML Finance Revolving Credit Facility
The Company's credit facilities include a HK$3.87 billion (approximately $495.1 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility") under which WML Finance I, Limited, an indirect wholly owned subsidiary of WML, is the borrower. The WML Finance Credit Facility bore interest initially at 1.50% per annum, such rate calculated as the interest rate paid by the lender as the deposit bank for the cash collateral deposited and pledged with the lender plus a margin of 0.40%. On July 18, 2018, the WML Finance Credit Facility matured with no outstanding borrowings.

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

Commitment Letter

On September 19, 2018, the Company entered into a commitment letter (as subsequently amended and restated to add additional lenders, the “Commitment Letter”) to provide for a 364-day term loan facility to the Company in an aggregate principal amount of up to $750 million, which remained fully available as of September 30, 2018.

On October 24, 2018, the Company agreed to terminate $500 million of the lenders’ commitments under the Commitment Letter, in anticipation of entering into the new Credit Agreement discussed below. Accordingly, the lenders' remaining commitments under the Commitment Letter are $250 million and expire on December 19, 2018, with an option to extend to April 5, 2019, subject to certain conditions.

Wynn Resorts Term Loan

On October 30, 2018, the Company and certain subsidiaries of the Company entered into a credit agreement (the "Credit Agreement") to provide for a $500 million six-year term loan facility (the “Term Loan”). The Term Loan matures on October 30, 2024 and bears interest at a rate of LIBOR plus 2.25% per year.

The Company intends to use the net proceeds of the Term Loan for general corporate purposes, including, without limitation, repurchases of the Company’s common stock, investments in subsidiaries and/or capital expenditures. Wynn Group Asia, Inc. and Wynn Resorts Holdings, LLC, each a direct, wholly owned subsidiary of the Company (collectively, the “Guarantors”), guarantee the obligations of the Company under the Credit Agreement. The Company will pledge all of the equity interests in the Guarantors to the extent permitted by applicable law. The Credit Agreement contains customary representations and warranties, events of default and negative and affirmative covenants, including, among other things, limitations on: incurrence of indebtedness; liens securing indebtedness; mergers and sales of assets; restricted payments; and transactions with affiliates.

Wynn America Credit Facilities

The Company's credit facilities include an $875 million fully funded senior secured term loan facility (the "WA Senior Term Loan Facility I"), a $125 million fully funded senior term loan facility (the "WA Senior Term Loan Facility II") and a $375 million senior secured revolving credit facility (the "WA Senior Revolving Credit Facility," and collectively, the "Wynn America Credit Facilities"). The borrower is Wynn America, LLC, an indirect wholly owned subsidiary of the Company. In the second quarter of 2018, the Company began making quarterly repayments of $1.7 million under the WA Senior Term Loan Facility I. As of September 30, 2018 and December 31, 2017, the interest rate was 4.00% and 3.32%, respectively. As of September 30, 2018, the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Company had available borrowing capacity of $357.3 million, net of $17.7 million in outstanding letters of credit, under the WA Senior Revolving Credit Facility.

In the second quarter of 2017, the Company amended the Wynn America Credit Facilities to, among other things, extend the maturity of portions of the credit facilities. In connection with the amendment, the Company recorded a loss on extinguishment of debt of $1.5 million.
Wynn Las Vegas Senior Notes

During the first quarter of 2018, Wynn Resorts purchased $20 million principal amount of the 5 1/2% Senior Notes due 2025 (the "2025 Notes") and $20 million principal amount of the 5 1/4% Senior Notes due 2027 (the "2027 Notes") through open market purchases. As of September 30, 2018, Wynn Resorts holds this debt and has not contributed it to its wholly owned subsidiary, Wynn Las Vegas, LLC.

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

Retail Term Loan

On July 25, 2018, Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC (collectively, the "Retail Borrowers"), subsidiaries of the Retail Joint Venture, entered into a term loan agreement (the "Retail Term Loan Agreement").

The Retail Term Loan Agreement provides a term loan facility to the Retail Borrowers of $615 million (the "Retail Term Loan"). The Retail Term Loan is secured by substantially all of the assets of the Retail Borrowers. The Retail Term Loan matures on July 24, 2025 and bears interest at a rate of LIBOR plus 1.70% per annum. As of September 30, 2018, the interest rate was 3.96%. In accordance with the Retail Term Loan Agreement, the Retail Borrowers entered into an interest rate collar agreement with a LIBOR floor of 1.00% and a ceiling of 3.75%. See Note 2, “Summary of Significant Accounting Policies”, for additional information on the interest rate collar. The Retail Borrowers distributed approximately $589 million of the net proceeds of the Retail Term Loan to their members on a proportionate basis to each member’s ownership percentage.

The Retail Borrowers may prepay the Retail Term Loan, in whole but not in part, with a premium of 1.70% of the principal amount prorated for the number of days between the prepayment date and July 25, 2019. Any time subsequent to July 25, 2019, the Retail Borrowers may prepay the Retail Term Loan, in whole or in part, with no premium above the principal amount.

The Retail Term Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants for debt facilities of this type, including, among other things, limitations on leasing matters, incurrence of indebtedness, distributions and transactions with affiliates. The Retail Term Loan Agreement also provides for customary sweeps of the Retail Borrowers' excess cash in the event of a default or in the event the Retail Borrowers fail to maintain certain financial ratios as defined in the Retail Term Loan Agreement. In addition, the Company will indemnify the lenders under the Retail Term Loan and be liable, in each case, for certain customary environmental and non-recourse carve out matters pursuant to a hazardous materials indemnity agreement and a recourse indemnity agreement, each entered into concurrently with the execution of the Retail Term Loan Agreement.

Debt Covenant Compliance

Management believes that as of September 30, 2018, the Company was in compliance with all debt covenants.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of September 30, 2018 and December 31, 2017 was $8.80 billion and $7.95 billion, respectively, compared to its carrying value of $9.04 billion and $7.85 billion. The estimated fair value as of December 31, 2017 excludes the Redemption Note. See Note 2, "Summary of Significant Accounting Policies" for discussion of the estimated fair value of the Redemption Note. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

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

On August 28, 2018, the Company paid a cash dividend of $0.75 per share and recorded $81.4 million as a reduction of retained earnings.

On November 7, 2018, the Company announced a cash dividend of $0.75 per share, payable on November 30, 2018, to stockholders of record as of November 21, 2018.

Noncontrolling Interests

On April 25, 2018, WML paid a cash dividend of HK$0.75 per share for a total of $497.1 million. The Company's share of this dividend was $358.8 million with a reduction of $138.3 million to noncontrolling interests in the accompanying Condensed Consolidated Balance Sheet.

On August 17, 2018, WML announced a cash dividend of HK$0.75 per share, consisting of an interim dividend of HK$0.32 per share for the six months ended June 30, 2018 and a special dividend of HK$0.43 per share, for a total of $496.6 million, payable on October 5, 2018 to stockholders of record as of September 24, 2018. The Company's share of this dividend will be approximately $358.3 million, and the Company recorded a reduction to noncontrolling interests of $138.3 million in the accompanying Condensed Consolidated Balance Sheet.

During the nine months ended September 30, 2018, the Retail Joint Venture made aggregate distributions of $301.1 million to its non-controlling interest holder in connection with the distribution of the net proceeds of the Retail Term Loan and distributions made in the normal course of business. For more information on the Retail Term Loan and on the Retail Joint Venture, see Note 6, "Long-Term Debt," and Note 12, "Retail Joint Venture," respectively.

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
(Unaudited)

Note 8 - Revenue

Disaggregation of Revenues
The Company operates integrated resorts in Macau and Las Vegas and generates revenues at its properties by providing the following types of services and products: gaming, rooms, food and beverage and entertainment, retail and other. Revenues disaggregated by type of revenue and geographic location are as follows (in thousands):

Three months ended September 30, 2018	Macau Operations	Las Vegas Operations	Total
Casino	$1,129,143	$92,886	$1,222,029
Rooms	72,387	110,657	183,044
Food and beverage	45,312	148,562	193,874
Entertainment, retail and other (1)	63,350	46,775	110,125
Total operating revenues	$1,310,192	$398,880	$1,709,072

Three months ended September 30, 2017
Casino	$945,891	$129,686	$1,075,577
Rooms	52,789	117,582	170,371
Food and beverage	39,834	160,217	200,051
Entertainment, retail and other (1)	48,564	56,784	105,348
Total operating revenues	$1,087,078	$464,269	$1,551,347

Nine months ended September 30, 2018
Casino	$3,234,931	$329,264	$3,564,195
Rooms	209,036	350,369	559,405
Food and beverage	135,712	445,251	580,963
Entertainment, retail and other (1)	178,470	147,041	325,511
Total operating revenues	$3,758,149	$1,271,925	$5,030,074

Nine months ended September 30, 2017
Casino	$2,712,289	$354,856	$3,067,145
Rooms	157,183	346,952	504,135
Food and beverage	116,144	452,734	568,878
Entertainment, retail and other (1)	141,367	166,471	307,838
Total operating revenues	$3,126,983	$1,321,013	$4,447,996
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company’s primary liabilities associated with customer contracts are as follows (in thousands):

	September 30, 2018	December 31, 2017	Increase (decrease)	September 30, 2017	December 31, 2016	Increase (decrease)
Casino outstanding chips and front money deposits (1)	$785,988	$991,957	$(205,969)	$824,863	$546,487	$278,376
Advance room deposits and ticket sales (2)	45,196	52,253	(7,057)	50,462	45,696	4,766
Other gaming-related liabilities (3)	13,644	12,765	879	11,264	12,033	(769)
Loyalty program and related liabilities (4)	18,756	18,421	335	14,210	7,942	6,268
	$863,584	$1,075,396	$(211,812)	$900,799	$612,158	$288,641

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

Note 9 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Casino	$1,305	$1,649	$4,432	$4,921
Rooms	108	152	314	479
Food and beverage	258	352	868	1,058
Entertainment, retail and other	34	38	111	106
General and administrative	9,914	8,312	22,540	22,726
Pre-opening	213	—	497	—
Total stock-based compensation expense	11,832	10,503	28,762	29,290
Total stock-based compensation capitalized	—	24	6	56
Total stock-based compensation costs	$11,832	$10,527	$28,768	$29,346

For the three months ended September 30, 2018, the Company recorded an expense of approximately $5.8 million in connection with the departure of the Company's general counsel and the related accelerated vesting of previously granted share-based awards and a $1.8 million one-time cash payment.

Certain members of the Company's executive management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $1.3 million and $4.9 million, for the three months ended September 30, 2018 and 2017, respectively, and $5.5 million and $14.8 million for the nine months ended September 30, 2018 and 2017, respectively. The Company settled the obligation for the 2017 annual incentive bonus by issuing vested shares in December 2017 and January 2018.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Income Taxes

For the three months ended September 30, 2018 and 2017, the Company recorded an income tax benefit of $3.9 million and an income tax benefit of $0.5 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded an income tax benefit of $124.6 million and an income tax expense of $5.0 million, respectively. The 2018 income tax benefit primarily related to the settlement of the Redemption Note. The 2017 income tax expense and benefit for these periods primarily related to changes in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").

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

Wynn Macau SA has received a five-year exemption from complementary tax on profits generated by gaming operations through December 31, 2020. For the three months ended September 30, 2018 and 2017, the Company was exempt from the payment of such taxes totaling $26.8 million and $15.0 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company was exempt from the payment of such taxes totaling $73.7 million and $41.6 million, respectively.

Wynn Macau SA also entered into an agreement with the Macau government that provides for an annual payment of 12.8 million Macau patacas (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA on dividend distributions through 2020.

In December 2017, the U.S. Tax Cuts and Jobs Act ("U.S. tax reform") was enacted. Also in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. For the year ended December 31, 2017, the Company recorded a provisional net tax benefit of $339.9 million based on the Company's initial analysis of the U.S. tax reform.  The Company continues to collect additional information and evaluate regulatory or other guidance that may impact the use of its FTC carryovers, including the treatment of foreign-sourced royalties and the allocation of interest expense and other expenses to foreign source income. The Company may adjust its valuation allowance for FTC carryovers and the provisional net tax benefit over the next three months. Any subsequent adjustment to this amount will be recorded to income tax expense in the period in which the amount is determined, and such adjustments may be significant. During the three and nine months ended September 30, 2018, no adjustments have been made to the provisional net tax benefit recorded for the year ended December 31, 2017.

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

Amounts Due to Officers

The Company periodically provides services to certain executive officers and directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers and directors reimburse the Company. Certain officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of September 30, 2018, these net deposit balances with the Company were immaterial.

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

As of September 30, 2018 and December 31, 2017, the Retail Joint Venture had total assets of $93.5 million and $59.7 million, respectively, and total liabilities of $618.1 million and $0.9 million, respectively. The Retail Joint Venture's total liabilities as of September 30, 2018 included long-term debt of $610.9 million, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

On March 12, 2012, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the "Counterclaim") purporting to assert claims against the Company, certain individuals who are or were members of the Company's Board of Directors (other than Mr. Okada) and Wynn Resorts' former General Counsel, Kimmarie Sinatra ("Ms. Sinatra"). The Counterclaim alleged, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation (the "Articles") pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze's shares acted at the direction of Mr. Wynn and did not independently and objectively evaluate the Okada Parties' suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts Articles by failing to pay Aruze fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze received in exchange for the redeemed shares, including the Redemption Note's principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the Counterclaim sought a declaration that the redemption of Aruze's shares was void, an injunction restoring Aruze's share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze, Mr. Wynn, and Elaine P. Wynn (the "Stockholders Agreement").
On March 8, 2018, the Company entered into the Settlement Agreement by and between the Company, Mr. Wynn, Linda Chen, Russell Goldsmith, Ray R. Irani, Robert J. Miller, John A. Moran, Marc D. Schorr, Alvin V. Shoemaker, D. Boone Wayson, Allan Zeman, and Ms. Sinatra (collectively, the "Wynn Parties"), and Universal Entertainment Corp. and Aruze (collectively with Universal Entertainment Corp., the "Universal Parties"). The Settlement Agreement resolved legal proceedings pending in the Redemption Action as well as other claims. Pursuant to the Settlement Agreement, the Company paid the principal amount of the $1.94 billion Redemption Note on March 30, 2018. On March 30, 2018, the Company also paid an additional $463.6 million with respect to the Universal Parties’ claims related to the allegedly below-market interest rate of the Redemption Note and stipulated to the release to Aruze of $232.4 million in accrued interest held in escrow. The Company recorded the $463.6 million as a litigation settlement expense on the Condensed Consolidated Statements of Income.

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

Suffolk Action:

On September 17, 2018, Sterling Suffolk Racecourse, LLC, owner of the property proposed for location of a casino by an unsuccessful bidder for the Greater Boston (Region) A gaming license filed a complaint in the United States District Court, District of Massachusetts, against Wynn Resorts, Wynn MA, certain current and former officers of Wynn Resorts, FBT Everett Realty, LLC, former owner of the land on which Encore Boston Harbor is located (“FBT”) and Paul Lohnes, a member of FBT. The complaint alleges, among other things, the defendants engaged in conduct in violation of Racketeer Influenced Corrupt Organization Act (“RICO”), conspired to circumvent the application process for the Greater Boston (Region A) gaming license and violated Massachusetts’ law with respect to unfair methods of competition. The plaintiff seeks $1 billion in compensatory damages and treble damages pursuant to applicable law.

The Company will vigorously defend against the claims asserted.  This action is in preliminary stages and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

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

Wynn MA was not named in the Revere Action. The MGC retained private legal representation at its own nontaxpayer-funded expense.

Actions Related to Mr. Wynn

Investigations:

On January 26, 2018, the Company's Board of Directors formed a Special Committee comprised solely of independent directors to investigate allegations of inappropriate personal conduct by Mr. Wynn in the workplace. On February 12, 2018, the Special Committee amended and restated its charter to provide for a review of various governance issues regarding knowledge of the allegations and a comprehensive review of the Company's internal policies and procedures with the goal of employing best practices to maintain a safe and respectful workplace for all employees. On August 3, 2018, the Board received the final presentation from the Special Committee. The Special Committee provided the presentation to the Company's gaming regulators in Massachusetts and Nevada, which are reviewing these matters, including suitability with respect to the Company and its related licensees, and the Company is cooperating with these regulatory reviews. The gaming regulator in Macau is monitoring and reviewing the situation, and the Company is cooperating. In deference to the ongoing regulatory investigations, the Board and the Company intends to not make any further public statement on the results of the Special Committee presentation until the regulatory investigations are completed.

Derivative Litigation:

A number of stockholder derivative actions have been filed purportedly on behalf of the Company in state and federal court located in Clark County, Nevada against certain current and former members of the Company’s Board of Directors and, in some cases, the Company’s current and former officers. Each of the complaints alleges, among other things, breach of fiduciary duties in failing to detect, prevent and remedy alleged inappropriate personal conduct by Mr. Wynn in the workplace. On September 19, 2018, the Board established a Special Litigation Committee (the “SLC”) to investigate the allegations in the State Derivative Case (as defined below).

The actions filed in the Eighth Judicial District Court of Clark County, Nevada have been consolidated as In re Wynn Resorts, Ltd. Derivative Litigation (“State Derivative Case”). In September 2018, the court denied the Company’s motion to dismiss, and the Company filed a writ petition appealing the denial to the Nevada Supreme Court. In October 2018, the Nevada Supreme Court denied the Company’s writ petition. The SLC has filed a motion to intervene and stay the case.

The actions filed in the United States District Court, District of Nevada have been consolidated as In re Wynn Resorts, Ltd. Derivative Litigation (“Federal Derivative Case”), which also claim corporate waste and violation of Section 14(a) of the Exchange Act. In June 2018, the Company filed a motion to dismiss and a motion to stay pending resolution of the Securities Action. The motions are fully-briefed and awaiting a decision from the court.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Securities Action:

On February 20, 2018, a securities class action was filed against the Company and certain current and former officers of the Company in the United States District Court, Southern District of New York (which was subsequently transferred to the United States District Court, District of Nevada) by John V. Ferris and Joann M. Ferris on behalf of all persons who purchased the Company's common stock between February 28, 2014 and January 25, 2018. The complaint alleges, among other things, certain violations of federal securities laws and seeks to recover unspecified damages as well as attorneys' fees, costs and related expenses for the plaintiffs. The parties are awaiting an order from the court appointing a lead plaintiff’s counsel.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present the Company's segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Operating revenues
Macau Operations:
Wynn Palace	$730,572	$525,029	$2,017,004	$1,373,742
Wynn Macau	579,620	562,049	1,741,145	1,753,241
Total Macau Operations	1,310,192	1,087,078	3,758,149	3,126,983
Las Vegas Operations	398,880	464,269	1,271,925	1,321,013
Total	$1,709,072	$1,551,347	$5,030,074	$4,447,996
Adjusted Property EBITDA (1)
Macau Operations:
Wynn Palace	$226,141	$138,228	$617,317	$337,487
Wynn Macau	182,928	183,219	565,677	574,723
Total Macau Operations	409,069	321,447	1,182,994	912,210
Las Vegas Operations	95,298	151,509	362,051	418,296
Total	504,367	472,956	1,545,045	1,330,506
Other operating expenses
Litigation settlement	—	—	463,557	—
Pre-opening	13,714	6,908	35,255	19,445
Depreciation and amortization	137,458	137,982	411,685	415,488
Property charges and other	18,830	28,293	30,672	38,494
Corporate expenses and other	31,763	31,943	86,350	73,643
Stock-based compensation	11,619	10,503	28,265	29,290
Total other operating expenses	213,384	215,629	1,055,784	576,360
Operating income	290,983	257,327	489,261	754,146
Other non-operating income and expenses
Interest income	6,948	8,447	21,029	21,998
Interest expense, net of amounts capitalized	(93,007)	(95,874)	(281,132)	(291,875)
Change in derivatives fair value	(54)	(2)	(54)	(1,056)
Change in Redemption Note fair value	—	(41,718)	(69,331)	(69,982)
(Loss) gain on extinguishment of debt	(198)	(20,774)	2,131	(43,061)
Other	11,216	(1,894)	1,039	(19,840)
Total other non-operating income and expenses	(75,095)	(151,815)	(326,318)	(403,816)
Income before income taxes	215,888	105,512	162,943	350,330
Benefit (provision) for income taxes	3,884	457	124,631	(5,040)
Net income	219,772	105,969	287,574	345,290
Net income attributable to noncontrolling interests	(63,657)	(26,202)	(180,010)	(89,791)
Net income attributable to Wynn Resorts, Limited	$156,115	$79,767	$107,564	$255,499

(1)
"Adjusted Property EBITDA" is net income before interest, income taxes, depreciation and amortization, litigation settlement expense, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, (loss) gain on extinguishment of debt, change in derivatives fair value, change in Redemption Note fair value and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

	September 30, 2018	December 31, 2017
Assets
Macau Operations:
Wynn Palace	$3,890,829	$4,017,494
Wynn Macau	1,932,745	1,271,544
Other Macau	189,752	174,769
Total Macau Operations	6,013,326	5,463,807
Las Vegas Operations	2,806,381	3,266,390
Encore Boston Harbor	1,700,307	1,060,530
Corporate and other	1,857,477	2,891,012
Total	$12,377,491	$12,681,739

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

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), we own approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts, which we refer to as our Macau Operations. In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas, which we also refer to as our Las Vegas Operations. We are currently constructing Encore Boston Harbor, an integrated casino resort in Everett, Massachusetts.

Macau Operations

We operate our Macau Operations under a 20-year casino concession agreement granted by the Macau government in June 2002. We lease from the Macau government approximately 51 acres of land in the Cotai area of Macau where Wynn Palace is located and 16 acres of land in downtown Macau's inner harbor where Wynn Macau is located.

Wynn Palace features the following as of October 15, 2018:

•	Approximately 424,000 square feet of casino space, offering 24-hour gaming and a full range of games with 323 table games and 1,095 slot machines, private gaming salons and sky casinos;

•	A luxury hotel with a total of 1,706 guest rooms, suites and villas;

•	13 food and beverage outlets;

•	Approximately 106,000 square feet of high-end, brand-name retail space;

•	Approximately 37,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including a gondola ride, health club, spa, salon and pool; and

•	Public attractions including a performance lake, floral art displays and fine art displays.

Wynn Macau features the following as of October 15, 2018:

•	Approximately 273,000 square feet of casino space, offering 24-hour gaming and a full range of games with 310 table games and 836 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	12 food and beverage outlets;

•	Approximately 59,000 square feet of high-end, brand-name retail space;

•	Approximately 31,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	A rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "prosperity tree" and "dragon of fortune" attractions.

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

Wynn Las Vegas features the following as of October 15, 2018:

•
Approximately 192,000 square feet of casino space, offering 24-hour gaming and a full range of games with 233 table games and 1,814 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	32 food and beverage outlets;

•	Approximately 106,000 square feet of high-end, brand-name retail space (the majority of which is owned and operated under a joint venture of which we own 50.1%);

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	Recreation and leisure facilities, including swimming pools, private cabanas, two full service spas and salons, and a wedding chapel; and

•	A specially designed theater presenting "Le Rêve—The Dream," a water-based theatrical production and a theater presenting entertainment productions and various headliner entertainment acts.

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

Construction and Development Opportunities

We are currently constructing Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.6 billion. As of September 30, 2018, we have incurred approximately $1.83 billion in total project costs. We expect to open Encore Boston Harbor in mid-2019.

We are currently constructing approximately 430,000 square feet of additional meeting and convention space at Wynn Las Vegas and have begun design and site preparation for the reconfiguration of the Wynn Las Vegas golf course, which we closed in the fourth quarter of 2017. Based on current designs, we estimate the total project budget to be approximately $415 million. We expect to reopen the golf course in the fourth quarter of 2019 and open the additional meeting and convention space in the first quarter of 2020.

We have begun a reconfiguration of the current Wynn Club gaming area at Wynn Macau. When completed, the enhanced space will consist of approximately 40 mass market table games, a refurbished high-limit slot area, two new restaurants and approximately 7,000 square feet of retail space, and will provide for improved pedestrian access from the boardwalk. We estimate the total project budget to be approximately $62 million. We expect to complete the high-limit slot area refurbishment in the fourth quarter of 2018. We expect to complete the mass market table game enhancements and open the new restaurants in the third quarter of 2019, and we expect to open the new retail space in the fourth quarter of 2019.

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

Results of Operations

Summary of third quarter 2018 results

The results reflect the Company's adoption of the new accounting guidance for revenue recognition ("ASC 606"), effective January 1, 2018. Certain prior period amounts have been adjusted to reflect the full retrospective adoption of ASC 606, with no impact to operating income, net income or Adjusted Property EBITDA.

The following table summarizes our consolidated financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent Change	2018	2017	Percent Change
Operating revenues	$1,709,072	$1,551,347	10.2	$5,030,074	$4,447,996	13.1
Net income attributable to Wynn Resorts, Limited	$156,115	$79,767	95.7	$107,564	$255,499	(57.9)
Diluted net income per share	$1.44	$0.78	85.4	$1.01	$2.49	(59.6)
Adjusted Property EBITDA	$504,367	$472,956	6.6	$1,545,045	$1,330,506	16.1
NM - not meaningful

Net income attributable to Wynn Resorts, Limited for the three months ended September 30, 2018, was $156.1 million, or $1.44 per diluted share, compared to $79.8 million, or $0.78 per diluted share, for the same period of 2017. The increase was primarily due to an increase in operating income from Wynn Palace and Wynn Macau, offset by a decrease in our Las Vegas Operations.

Adjusted Property EBITDA was $504.4 million for the three months ended September 30, 2018, an increase of 6.6%, or $31.4 million, from $473.0 million for the same period of 2017. This was driven by an increase of $87.9 million from Wynn Palace, partially offset by a decrease of $56.2 million from our Las Vegas Operations.

Net income attributable to Wynn Resorts, Limited for the nine months ended September 30, 2018, was $107.6 million, or $1.01 per diluted share, compared with $255.5 million, or $2.49 per diluted share, for the same period of 2017. The decrease was driven by $463.6 million in litigation settlement expenses and a decrease at our Las Vegas Operations, partially offset by increases in our benefit for income taxes and operating income from Wynn Palace.

Adjusted Property EBITDA was $1.55 billion for the nine months ended September 30, 2018, an increase of 16.1%, or $214.5 million, from $1.33 billion for the same period of 2017. This was driven by an increase of $279.8 million from Wynn Palace, and partially offset by decreases of $9.0 million from Wynn Macau and $56.2 million from our Las Vegas Operations for the comparable period.

Financial results for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Operating revenues

The following table presents operating revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$730,572	$525,029	39.1
Wynn Macau	579,620	562,049	3.1
Total Macau Operations	1,310,192	1,087,078	20.5
Las Vegas Operations	398,880	464,269	(14.1)
	$1,709,072	$1,551,347	10.2

Operating revenues increased 10.2%, or $157.7 million, to $1.71 billion for the three months ended September 30, 2018, from $1.55 billion for the same period of 2017. Increases of $205.5 million and $17.6 million at Wynn Palace and Wynn Macau were partially offset by a decrease of $65.4 million in our Las Vegas Operations, compared with the same period of 2017.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other. The following table presents operating revenues from our casino and non-casino revenues (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	Percent Change
Operating revenues
Casino revenues	$1,222,029	$1,075,577	13.6
Non-casino revenues	487,043	475,770	2.4
	$1,709,072	$1,551,347	10.2

Casino revenues were 71.5% of total operating revenues for the three months ended September 30, 2018, compared to 69.3% for the same period of 2017, while non-casino revenues were 28.5% of total operating revenues, compared to 30.7% for the same period of 2017.

Casino revenues

Casino revenues increased 13.6%, or $146.5 million, to $1.22 billion for the three months ended September 30, 2018, from $1.08 billion for the same period of 2017. This was primarily due to an increase of $178.5 million from Wynn Palace, partially offset by a decrease of $36.8 million at our Las Vegas Operations. Wynn Palace table drop and VIP turnover increased 37.3% and 13.4%, respectively. The VIP operations at Wynn Palace also benefited from an increase in VIP win as a percentage of turnover to 3.40% from 2.99%. Wynn Macau casino revenues increased $4.7 million, driven by a 10.6% increase in table drop and a 4.4% increase in VIP turnover, mostly offset by a decrease in VIP win as a percentage of turnover to 3.01% from 3.37%. The decrease at our Las Vegas Operations was primarily due to an 18.6% decrease in table drop, a 5.1 percentage point decrease in table games win percentage and a 6.2% decrease in slot machine win.

Prior to the opening of Wynn Palace in August 2016, the Gaming Inspection and Coordination Bureau of Macau authorized 100 new table games for operation at Wynn Palace with 25 additional table games authorized for operation on January 1, 2017, and a further 25 new table games for operation on January 1, 2018, for a total of 150 new table games in the aggregate. In addition, we have shared and will continue to share table games between Wynn Palace and Wynn Macau, subject to the aggregate cap, to optimize our casino operations. As of October 15, 2018, we had a total of 323 table games at Wynn Palace and 310 at Wynn Macau.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Three Months Ended September 30,
	2018	2017	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$625,586	$447,066	$178,520	39.9
VIP:
Average number of table games	112	106	6	5.7
VIP turnover	$15,525,637	$13,694,250	$1,831,387	13.4
VIP table games win	$528,219	$409,648	$118,571	28.9
VIP win as a % of turnover	3.40%	2.99%	0.41
Table games win per unit per day	$51,463	$42,015	$9,448	22.5
Mass market:
Average number of table games	206	201	5	2.5
Table drop	$1,189,895	$866,637	$323,258	37.3
Table games win	$308,149	$194,294	$113,855	58.6
Table games win %	25.9%	22.4%	3.5
Table games win per unit per day	$16,291	$10,491	$5,800	55.3
Average number of slot machines	1,056	1,100	(44)	(4.0)
Slot machine handle	$922,514	$817,543	$104,971	12.8
Slot machine win	$46,044	$41,965	$4,079	9.7
Slot machine win per unit per day	$474	$415	$59	14.2
Wynn Macau:
Total casino revenues	$503,557	$498,825	$4,732	0.9
VIP:
Average number of table games	109	96	13	13.5
VIP turnover	$13,966,931	$13,373,060	$593,871	4.4
VIP table games win	$420,864	$451,136	$(30,272)	(6.7)
VIP win as a % of turnover	3.01%	3.37%	(0.36)
Table games win per unit per day	$42,061	$51,324	$(9,263)	(18.0)
Mass market:
Average number of table games	200	206	(6)	(2.9)
Table drop	$1,183,667	$1,070,119	$113,548	10.6
Table games win	$250,229	$216,439	$33,790	15.6
Table games win %	21.1%	20.2%	0.9
Table games win per unit per day	$13,625	$11,408	$2,217	19.4
Average number of slot machines	845	918	(73)	(8.0)
Slot machine handle	$895,249	$864,553	$30,696	3.6
Slot machine win	$34,769	$35,522	$(753)	(2.1)
Slot machine win per unit per day	$447	$421	$26	6.2

	Three Months Ended September 30,
	2018	2017	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$92,886	$129,686	$(36,800)	(28.4)
Average number of table games	235	237	(2)	(0.8)
Table drop	$404,033	$496,233	$(92,200)	(18.6)
Table games win	$86,709	$132,227	$(45,518)	(34.4)
Table games win %	21.5%	26.6%	(5.1)
Table games win per unit per day	$4,003	$6,065	$(2,062)	(34.0)
Average number of slot machines	1,823	1,849	(26)	(1.4)
Slot machine handle	$810,120	$819,462	$(9,342)	(1.1)
Slot machine win	$55,937	$59,605	$(3,668)	(6.2)
Slot machine win per unit per day	$334	$350	$(16)	(4.6)

Non-casino revenues

Non-casino revenues increased 2.4%, or $11.3 million, to $487.0 million for the three months ended September 30, 2018, from $475.8 million for the same period of 2017. Increases of $27.0 million and $12.8 million from Wynn Palace and Wynn Macau, respectively, were partially offset by a decrease of $28.6 million in our Las Vegas Operations.

Room revenues increased 7.4%, or $12.7 million, to $183.0 million for the three months ended September 30, 2018, from $170.4 million during the same period of 2017, primarily driven by higher ADR at our Macau Operations, and partially offset by decreases in ADR and occupancy at our Las Vegas Operations. Increases of $14.8 million and $4.8 million from Wynn Palace and Wynn Macau, respectively, were partially offset by a decrease of $6.9 million in our Las Vegas Operations.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Three Months Ended September 30,
	2018	2017	Percent Change (1)
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$44,296	$29,510	50.1
Occupancy	96.0%	96.1%	(0.1)
ADR	$275	$199	38.2
REVPAR	$264	$192	37.5
Wynn Macau:
Total room revenues (dollars in thousands)	$28,091	$23,279	20.7
Occupancy	99.0%	97.3%	1.7
ADR	$276	$238	16.0
REVPAR	$273	$231	18.2
Las Vegas Operations:
Total room revenues (dollars in thousands)	$110,657	$117,582	(5.9)
Occupancy	89.6%	91.4%	(1.8)
ADR	$289	$298	(3.0)
REVPAR	$259	$272	(4.8)
(1) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues decreased 3.1%, or $6.2 million, to $193.9 million for the three months ended September 30, 2018, from $200.1 million for the same period of 2017. Food and beverage revenues at our Las Vegas Operations decreased $11.7 million, which was primarily due to a decrease in nightclub revenue. The decrease at our Las Vegas Operations was partially offset by increases of $3.6 million and $1.9 million from Wynn Palace and Wynn Macau, respectively, which were primarily driven by increased covers at our food and beverage outlets.

Entertainment, retail and other revenues increased 4.5%, or $4.8 million, to $110.1 million for the three months ended September 30, 2018, from $105.3 million for the same period of 2017. During the third quarter of 2018, Wynn Palace and Wynn Macau recorded business interruption insurance proceeds of $5.4 million and $5.3 million, respectively, related to the full settlement of claims from Typhoon Hato in 2017. Entertainment, retail and other revenues decreased 17.6%, or $10.0 million, at our Las Vegas Operations, primarily due to a conversion of wholly owned retail outlets to leased retail outlets in December 2017, the closure of the golf course in December 2017, and a decrease in entertainment revenue.

Operating expenses

Operating expenses increased 9.6%, or $124.1 million, to $1.42 billion for the three months ended September 30, 2018, from $1.29 billion for the same period of 2017, primarily due to increased casino expenses at Wynn Palace.

Casino expenses increased 15.4%, or $104.7 million, to $783.2 million for the three months ended September 30, 2018, from $678.5 million for the same period of 2017, primarily due to increased gaming taxes at Wynn Palace commensurate with the increase in casino revenues.

Room expenses increased 2.6%, or $1.6 million, to $63.0 million for the three months ended September 30, 2018, from $61.4 million for the same period of 2017, primarily related to repairs and maintenance expenses at our Las Vegas Operations.

Food and beverage expenses increased 6.9%, or $10.5 million, to $162.3 million for the three months ended September 30, 2018, from $151.8 million for the same period of 2017, primarily due to increases of $6.5 million and $2.5 million from Wynn Palace and Wynn Macau, respectively, commensurate with increased sales at our restaurants. The increase from our Las Vegas Operations was primarily driven by higher payroll costs.

Entertainment, retail and other expenses decreased 10.1%, or $5.0 million, to $44.0 million for the three months ended September 30, 2018, from $49.0 million for the same period of 2017. The change was driven by a decrease of $7.0 million at our Las Vegas Operations, primarily due to a conversion of wholly owned retail outlets to leased retail outlets and the closure of the golf course in December 2017.

General and administrative expenses increased 7.7%, or $13.8 million, to $192.3 million for the three months ended September 30, 2018, from $178.5 million for the same period of 2017, primarily due to increases at Wynn Palace and Wynn Macau of $5.5 million and $5.3 million, respectively. These increases were primarily driven by increased payroll and other general and administrative costs.

Pre-opening expenses were $13.7 million for the three months ended September 30, 2018, compared to $6.9 million for the same period of 2017. During the three months ended September 30, 2018 and 2017, we incurred pre-opening expenses of $13.5 million and $6.5 million, respectively, related to Encore Boston Harbor.

Depreciation and amortization was relatively flat at $137.5 million for the three months ended September 30, 2018 compared to the same period of 2017.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	Percent Change
Interest expense
Interest expense, including amortization of debt issuance costs and original issue discount and premium	$109,176	$101,402	7.7
Capitalized interest	(16,169)	(5,528)	192.5
	$93,007	$95,874	(3.0)

Weighted average total debt balance	$8,875,084	$9,959,989
Weighted average interest rate	4.92%	4.07%

Interest expense increased $7.8 million for the three months ended September 30, 2018, compared to the same period of 2017, primarily due to an increase in our weighted average interest rate, partially offset by a decrease in our weighted average total debt balance. Capitalized interest increased $10.6 million for the three months ended September 30, 2018, compared to the same period of 2017, due to Encore Boston Harbor construction activities.

Other non-operating income and expenses

During the first quarter of 2018, we repaid the $1.94 billion principal amount of the Redemption Note, and therefore did not record a change in the fair value of the Redemption Note for the three months ended September 30, 2018. For the three months ended September 30, 2017, we recorded a loss of $41.7 million from the change in the fair value of the Redemption Note. For more information on the methodology and assumptions used in determining the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2, "Summary of Significant Accounting Policies."
Interest income was $6.9 million for the three months ended September 30, 2018, compared to $8.4 million for the three months ended September 30, 2017. During 2018 and 2017, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investment amounts were in time deposits, fixed deposits and money market accounts with a maturity of three months or less. We sold our investment securities during the third quarter of 2018.

We recorded a gain of $11.2 million and a loss of $1.9 million for the three months ended September 30, 2018 and 2017, respectively, from foreign currency remeasurements. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

Income taxes
We recorded an income tax benefit of $3.9 million and $0.5 million for the three months ended September 30, 2018 and 2017. The 2018 income tax benefit primarily related to an increase in deferred tax assets. The 2017 income tax benefit primarily related to changes in the domestic valuation allowance for U.S. foreign tax credits.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $63.7 million for the three months ended September 30, 2018, compared to $26.2 million for the same period of 2017. These amounts were primarily related to the noncontrolling interests' share of net income from WML.

Financial results for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Operating revenues

The following table presents operating revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$2,017,004	$1,373,742	46.8
Wynn Macau	1,741,145	1,753,241	(0.7)
Total Macau Operations	3,758,149	3,126,983	20.2
Las Vegas Operations	1,271,925	1,321,013	(3.7)
	$5,030,074	$4,447,996	13.1

Operating revenues increased 13.1%, or $582.1 million, to $5.03 billion for the nine months ended September 30, 2018, from $4.45 billion for the same period of 2017. The increase of $643.3 million at Wynn Palace was the primary driver. Operating revenues at Wynn Macau and our Las Vegas Operations decreased $12.1 million and $49.1 million, respectively, compared with the same period of 2017.

The following table presents operating revenues from our casino and non-casino revenues (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	Percent Change
Operating revenues
Casino revenues	$3,564,195	$3,067,145	16.2
Non-casino revenues	1,465,879	1,380,851	6.2
	$5,030,074	$4,447,996	13.1

Casino revenues were 70.9% of total operating revenues for the nine months ended September 30, 2018, compared to 69.0% for the same period of 2017, while non-casino revenues were 29.1% of total operating revenues, compared to 31.0% for the same period of 2017.

Casino revenues

Casino revenues increased 16.2%, or $497.1 million, to $3.56 billion for the nine months ended September 30, 2018, from $3.07 billion for the same period of 2017. This was primarily due to an increase of $571.6 million from Wynn Palace, partially offset by decreases of $49.0 million and $25.6 million at Wynn Macau and our Las Vegas Operations, respectively. Wynn Palace table drop and VIP turnover increased 53.3% and 23.7%, respectively. The VIP operations at Wynn Palace also benefited from an increase in VIP win as a percentage of turnover to 3.00% from 2.74%. The decrease at Wynn Macau was primarily driven by a decrease in VIP win as a percentage of turnover to 2.72% from 3.41%, offset by a 16.6% increase in table games win. The decrease at our Las Vegas Operations was primarily due to a 2.2% decrease in table drop and a 1.1 percentage point decrease in table games win percentage.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$1,719,072	$1,147,429	$571,643	49.8
VIP:
Average number of table games	114	101	13	12.9
VIP turnover	$44,940,535	$36,340,603	$8,599,932	23.7
VIP table games win	$1,348,291	$997,031	$351,260	35.2
VIP win as a % of turnover	3.00%	2.74%	0.26
Table games win per unit per day	$43,302	$36,290	$7,012	19.3
Mass market:
Average number of table games	209	205	4	2.0
Table drop	$3,625,959	$2,365,661	$1,260,298	53.3
Table games win	$898,876	$530,668	$368,208	69.4
Table games win %	24.8%	22.4%	2.4
Table games win per unit per day	$15,750	$9,507	$6,243	65.7
Average number of slot machines	1,062	1,041	21	2.0
Slot machine handle	$2,921,582	$2,132,973	$788,609	37.0
Slot machine win	$145,993	$110,712	$35,281	31.9
Slot machine win per unit per day	$503	$390	$113	29.0
Wynn Macau:
Total casino revenues	$1,515,859	$1,564,860	$(49,001)	(3.1)
VIP:
Average number of table games	111	93	18	19.4
VIP turnover	$44,982,849	$42,680,904	$2,301,945	5.4
VIP table games win	$1,223,219	$1,456,139	$(232,920)	(16.0)
VIP win as a % of turnover	2.72%	3.41%	(0.69)
Table games win per unit per day	$40,204	$57,095	$(16,891)	(29.6)
Mass market:
Average number of table games	202	205	(3)	(1.5)
Table drop	$3,799,636	$3,274,733	$524,903	16.0
Table games win	$758,748	$650,911	$107,837	16.6
Table games win %	20.0%	19.9%	0.1
Table games win per unit per day	$13,747	$11,637	$2,110	18.1
Average number of slot machines	902	907	(5)	(0.6)
Slot machine handle	$2,861,703	$2,589,125	$272,578	10.5
Slot machine win	$116,960	$113,607	$3,353	3.0
Slot machine win per unit per day	$475	$459	$16	3.5

	Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$329,264	$354,856	$(25,592)	(7.2)
Average number of table games	237	236	1	0.4
Table drop	$1,344,344	$1,374,167	$(29,823)	(2.2)
Table games win	$342,129	$364,374	$(22,245)	(6.1)
Table games win %	25.4%	26.5%	(1.1)
Table games win per unit per day	$5,297	$5,657	$(360)	(6.4)
Average number of slot machines	1,824	1,864	(40)	(2.1)
Slot machine handle	$2,332,700	$2,350,162	$(17,462)	(0.7)
Slot machine win	$154,618	$162,340	$(7,722)	(4.8)
Slot machine win per unit per day	$310	$319	$(9)	(2.8)

Non-casino revenues

Non-casino revenues increased 6.2%, or $85.0 million, to $1.47 billion for the nine months ended September 30, 2018, from $1.38 billion for the same period of 2017, due to increases of $71.6 million and $36.9 million at Wynn Palace and Wynn Macau, respectively, partially offset by a decrease of $23.5 million at our Las Vegas Operations.

Room revenues increased 11.0%, or $55.3 million, to $559.4 million for the nine months ended September 30, 2018, from $504.1 million for the same period of 2017, primarily due to higher ADR at our Macau and Las Vegas Operations.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Nine Months Ended September 30,
	2018	2017	Percent Change (1)
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$125,461	$86,699	44.7
Occupancy	96.3%	96.0%	0.3
ADR	$261	$193	35.2
REVPAR	$251	$185	35.7
Wynn Macau:
Total room revenues (dollars in thousands)	$83,575	$70,484	18.6
Occupancy	99.1%	96.9%	2.2
ADR	$280	$240	16.7
REVPAR	$277	$232	19.4
Las Vegas Operations:
Total room revenues (dollars in thousands)	$350,369	$346,952	1.0
Occupancy	87.1%	88.5%	(1.4)
ADR	$313	$304	3.0
REVPAR	$273	$269	1.5
(1) Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 2.1%, or $12.1 million, to $581.0 million for the nine months ended September 30, 2018, from $568.9 million for the same period of 2017, due to increases of $12.4 million and $7.2 million at Wynn Palace and Wynn Macau, primarily as a result of increased covers at our restaurants. Food and beverage revenues at our Las Vegas Operations decreased $7.5 million, primarily due to decreased nightclub revenues.

Entertainment, retail and other revenues increased 5.7%, or $17.7 million, to $325.5 million for the nine months ended September 30, 2018, from $307.8 million for the same period of 2017. During the third quarter of 2018, Wynn Palace and Wynn Macau recorded business interruption insurance proceeds of $5.4 million and $5.3 million, respectively, related to the full settlement of claims from Typhoon Hato in 2017. An increase in sales at retail outlets at our Macau Operations also contributed to the increased revenues. Entertainment, retail and other revenues at our Las Vegas Operations decreased 11.7%, or $19.4 million compared to the same period of 2017, primarily due to a conversion of wholly owned retail outlets to leased retail outlets in December 2017 and the closure of the golf course in December of 2017.

Operating expenses

Operating expenses increased 22.9%, or $847.0 million, to $4.54 billion for the nine months ended September 30, 2018, from $3.69 billion for the same period of 2017, primarily due to a litigation settlement expense of $463.6 million and higher casino expenses of $297.9 million.

Casino expenses increased 15.2%, or $297.9 million, to $2.25 billion for the nine months ended September 30, 2018, from $1.96 billion for the same period of 2017, primarily due to increased gaming taxes at Wynn Palace commensurate with the increase in casino revenues.

Room expenses increased 3.1%, or $5.7 million, to $189.8 million for the nine months ended September 30, 2018, from $184.2 million for the same period of 2017, primarily related to repairs and maintenance expenses and increased payroll costs at our Las Vegas Operations

Food and beverage expenses increased 6.8%, or $30.0 million, to $468.3 million for the nine months ended September 30, 2018, from $438.3 million for the same period of 2017, due to increases of $14.2 million, $10.5 million and $5.3 million from Wynn Palace, our Las Vegas Operations and Wynn Macau, respectively. The increase from our Las Vegas Operations was primarily driven by increased payroll costs and higher costs for entertainment at Wynn Las Vegas nightclubs. The increases at Wynn Palace and Wynn Macau were commensurate with increased sales at our restaurants.

Entertainment, retail and other expenses decreased 3.0%, or $4.3 million, to $138.6 million for the nine months ended September 30, 2018, from $143.0 million for the same period of 2017. The change was driven by a decrease of $14.2 million at our Las Vegas Operations and partially offset by increases of $6.2 million and $3.6 million at Wynn Palace and Wynn Macau. The decrease at our Las Vegas Operations was primarily driven by a conversion of wholly owned retail outlets to leased retail outlets and the closure of the golf course in December of 2017. The increase in costs at Wynn Palace and Wynn Macau was commensurate with the increase in entertainment, retail and other revenues.

General and administrative expenses increased 8.5%, or $42.9 million, to $545.5 million for the nine months ended September 30, 2018, from $502.6 million for the same period of 2017, primarily due to increases of $16.6 million, $7.6 million and $7.2 million at Wynn Palace, Wynn Macau, and at our Las Vegas Operations, respectively. These increases were primarily driven by an increase in corporate expense, primarily as a result of increased legal expenses, and increased payroll costs at our Macau and Las Vegas Operations.

Litigation settlement expense of $463.6 million was incurred during the nine months ended September 30, 2018 in connection with the repayment of the Redemption Note for claims related to the allegedly below-market interest rate of the Redemption Note. For more information, see Item 1 —"Notes to Condensed Consolidated Financial Statements," Note 13, "Commitments and Contingencies."

Provision for doubtful accounts was $2.6 million for the nine months ended September 30, 2018, compared to a benefit of $4.6 million for the same period of 2017. The change was primarily due to the impact of historical collection patterns and current collection trends, as well as the specific review of customer accounts, on our estimated allowance for the respective periods.

Pre-opening expenses were $35.3 million for the nine months ended September 30, 2018, compared to $19.4 million for the same period of 2017. During the nine months ended September 30, 2018, we incurred pre-opening expenses of $34.1 million related to Encore Boston Harbor and $1.2 million related to the redevelopment of a portion of the land previously occupied by the Wynn Las Vegas golf course. During the nine months ended September 30, 2017, we incurred pre-opening expenses of $18.5 million related to Encore Boston Harbor and $0.9 million at our Las Vegas Operations.

Depreciation and amortization decreased 0.9%, or $3.8 million, to $411.7 million for the nine months ended September 30, 2018, from $415.5 million for the same period of 2017. The decrease was the result of certain Wynn Macau assets becoming fully depreciated.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	Percent Change
Interest expense
Interest expense, including amortization of debt issuance costs and original issue discount and premium	$318,792	$303,509	5.0
Capitalized interest	(37,660)	(11,634)	223.7
	$281,132	$291,875	(3.7)

Weighted average total debt balance	9,022,065	10,047,355
Weighted average interest rate	4.71%	4.02%

Interest expense increased $15.3 million for the nine months ended September 30, 2018, compared to the same period of 2017, primarily due to an increase in our weighted average interest rate, partially offset by a decrease in our weighted average total debt balance. Capitalized interest increased $26.0 million for the nine months ended September 30, 2018, compared to the same period of 2017, primarily due to Encore Boston Harbor construction activities.

Other non-operating income and expenses

We incurred losses of $69.3 million and $70.0 million for the nine months ended September 30, 2018 and 2017, respectively, from the change in the fair value of the Redemption Note. For more information on the methodology and assumptions used in determining the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2, "Summary of Significant Accounting Policies." During the first quarter of 2018, we repaid the $1.94 billion principal amount of the Redemption Note.

Interest income was $21.0 million for the nine months ended September 30, 2018, compared to $22.0 million for the nine months ended September 30, 2017. During 2018 and 2017, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investment amounts were in time deposits, fixed deposits and money market accounts with a maturity of three months or less. We sold our investment securities during the third quarter of 2018.

We recorded a $2.1 million net gain on extinguishment of debt for the nine months ended September 30, 2018 related to the repayment of the Redemption Note, Wynn Resorts' purchase of $40 million of Wynn Las Vegas' 5 1/2% Senior Notes due 2025 and 5 1/4% Senior Notes due 2027 and the execution of the supplemental indenture related to Wynn Las Vegas' 4 1/4% Senior Notes due 2023. We incurred losses on extinguishment of debt of $43.1 million for the nine months ended September 30, 2017 related to the cash tender offer and subsequent redemption of 5 3/8% First Mortgage Notes due 2022, the issuance of the 5 1/4% Senior Notes due 2027, and the amendment of the Wynn America credit facilities.

We recorded a gain of $1.0 million and a loss of $19.8 million for the nine months ended September 30, 2018 and 2017, respectively, from foreign currency remeasurements. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

Income taxes

We recorded an income tax benefit of $124.6 million for the nine months ended September 30, 2018 compared to an income tax expense of $5.0 million for the same period in 2017. The 2018 income tax benefit primarily related to the settlement of the Redemption Note. The 2017 income tax expense primarily related to an increase in the domestic valuation allowance for U.S. foreign tax credits.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $180.0 million for the nine months ended September 30, 2018, compared to $89.8 million for the same period of 2017. These amounts were primarily related to the noncontrolling interests' share of net income from WML.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income before interest, income taxes, depreciation and amortization, litigation settlement expense, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, (loss) gain on extinguishment of debt, change in derivatives fair value, change in Redemption Note fair value and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 14, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income attributable to Wynn Resorts, Limited.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Wynn Palace	$226,141	$138,228	$617,317	$337,487
Wynn Macau	$182,928	$183,219	$565,677	$574,723
Las Vegas Operations	$95,298	$151,509	$362,051	$418,296

Adjusted Property EBITDA at Wynn Palace increased 63.6% and 82.9% for the three and nine months ended September 30, 2018, compared to the same period of 2017, primarily driven by an increase in operating revenues.
Adjusted Property EBITDA at Wynn Macau was relatively flat for the three months ended September 30, 2018, compared to the same period of 2017. Adjusted Property EBITDA at Wynn Macau decreased 1.6% for the nine months ended September 30, 2018, compared to the same period of 2017, primarily driven by a decrease in VIP win as a percentage of turnover, partially offset by an increase in mass market table games win.

Adjusted Property EBITDA at our Las Vegas Operations decreased 37.1% and 13.4% for the three and nine months ended September 30, 2018, compared to the same period of 2017, primarily due to a decline in operating revenues.

Refer to the discussion above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Cash Flows - Summary

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$497,889	$1,277,505
Net cash used in investing activities	(928,893)	(663,159)
Net cash used in financing activities	(423,720)	(318,131)
Effect of exchange rate on cash, cash equivalents and restricted cash	1,090	(3,460)
(Decrease) increase in cash, cash equivalents and restricted cash	$(853,634)	$292,755

Operating Activities

Our operating cash flows primarily consist of the operating income generated by our Macau and Las Vegas Operations (excluding depreciation and amortization and other non-cash charges), interest paid and collected and changes in working capital accounts such as receivables, customer deposits and accounts payable. Our table games play in both Macau and Las Vegas is a mix of cash and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers who gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail and other revenues are conducted primarily on a cash and credit card basis.

Net cash provided by operating activities for the nine months ended September 30, 2018 was $497.9 million, compared to $1.28 billion for the same period of 2017. The change was primarily due to the payment of a $463.6 million litigation settlement in 2018, and changes in customer deposits driven by timing differences between the purchase and redemption of gaming chips by promoters in Macau.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $928.9 million, compared to $663.2 million for the same period of 2017. During the nine months ended September 30, 2018, we incurred $603.6 million in capital expenditures, net of construction payables and retention, for Encore Boston Harbor and $336.2 million for the acquisition of land on the Las Vegas Strip directly across from Wynn Las Vegas. During the nine months ended September 30, 2017, we incurred capital expenditures, net of construction payables and retention, of $650.3 million primarily for Encore Boston Harbor.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 was $423.7 million, compared to $318.1 million for the same period of 2017. During the nine months ended September 30, 2018, we repaid the Redemption Note principal amount of $1.94 billion using cash on hand and amounts borrowed under the Bridge Facility and the WA Senior Revolving Credit Facility. In April 2018, we repaid all amounts borrowed under the Bridge Facility and the WA Senior Revolving Credit Facility using net proceeds of $915.2 million from a registered public equity offering. In addition, during the nine months ended September 30, 2018, we borrowed $624.4 million under the Macau Senior Revolving Credit Facility, $615.0 million under the Retail Term Loan (as defined below), and we used cash of $350.7 million for the payment of dividends and $301.1 million for distributions to noncontrolling interest holders of the Retail Joint Venture. During the nine months ended September 30, 2017, we used cash of $2.42 billion for the repayment of long-term debt and $270.1 million for the payment of dividends.

Capital Resources

On July 25, 2018, Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC (collectively, the "Retail Borrowers"), subsidiaries of the Retail Joint Venture, entered into a term loan agreement (the "Retail Term Loan Agreement") to provide for a term loan facility (the “Retail Term Loan”) of $615 million, a maturity date of July 24, 2025, and an interest rate of LIBOR plus 1.70% per annum. For more information on the Retail Term Loan, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 6, "Long-Term Debt."

On September 19, 2018, the Company entered into a commitment letter (as subsequently amended and restated to add additional lenders, the “Commitment Letter”) to provide for a 364-day term loan facility to the Company in an aggregate principal amount of up to $750 million, which remained fully available as of September 30, 2018. On October 24, 2018, the Company agreed to terminate $500 million of the lenders’ commitments under the Commitment Letter in anticipation of entering into the new Credit Agreement discussed below.

As of September 30, 2018, we had $1.95 billion of cash and cash equivalents. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds and domestic and foreign bank time deposits, all with original maturities of less than 90 days. Of these amounts, WML and its subsidiaries (of which we own approximately 72%) held $1.37 billion in cash and cash equivalents. If our portion of this cash was repatriated to the U.S. on September 30, 2018, it would be subject to minimal U.S. taxes in the year of repatriation. Wynn America, LLC and Wynn Las Vegas, LLC held cash balances of $39.0 million and $141.0 million, respectively. Wynn Resorts, Limited (including its subsidiaries other than WML, Wynn America, LLC and Wynn Las Vegas, LLC), which is not a guarantor of the debt of its subsidiaries other than the Retail Borrowers, held $395.7 million of cash and cash equivalents.

The following table summarizes our outstanding borrowings and available borrowing capacity under our credit facilities and Commitment Letter as of September 30, 2018 (in thousands):

	Facility Borrowing Capacity	Borrowings Outstanding	Letters of Credit Outstanding	Facility Availability
Macau Related:
Wynn Macau Credit Facilities (1):
Senior Term Loan Facility	$2,298,749	$2,298,749	$—	$—
Senior Revolving Credit Facility	748,271	624,393	—	123,878

U.S. Related:
Commitment Letter (2)	750,000	—	—	750,000
Wynn America Credit Facilities (3):
Senior Term Loan Facility	996,520	996,520	—	—
Senior Revolving Credit Facility	375,000	—	17,689	357,311
Total credit facilities	$5,168,540	$3,919,662	$17,689	$1,231,189

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

(2)	On September 19, 2018, the Company entered into a Commitment Letter to provide for a 364-day term loan facility to the Company in an aggregate principal amount of up to $750 million.

(3)
Our Wynn America credit facilities consist of an $875 million fully funded senior secured term loan facility (the "WA Senior Term Loan Facility I"), a $125 million fully funded senior term loan facility (the "WA Senior Term Loan Facility II") and a $375 million senior secured revolving credit facility (the "WA Senior Revolving Credit Facility," and collectively, the "Wynn America Credit Facilities"), under which Wynn America, LLC, an indirect wholly owned subsidiary of the Company, is the borrower. In June 2018, the Company began making quarterly repayments of $1.7 million under the WA Senior Term Loan Facility I.

We expect that our future cash needs will relate primarily to operations, funding of development projects and enhancements to our operating resorts, debt service and retirement and general corporate purposes. We expect to meet our cash needs including our contractual obligations with future anticipated cash flow from operations, availability under our bank credit facilities and commitment letter and our existing cash balances. We intend to primarily fund our current development projects, including Encore Boston Harbor, with the available borrowing capacity under our Wynn America Credit Facilities, cash flows from operations and existing cash balances.

Term Loan

On October 30, 2018, the Company and certain subsidiaries of the Company entered into a credit agreement (the "Credit Agreement") to provide for a $500 million six-year term loan facility (the “Term Loan”). The Term Loan matures on October 30, 2024 and bears interest at a rate of LIBOR plus 2.25% per year. The Company intends to use the net proceeds of the Term Loan for general corporate purposes, including, without limitation, repurchases of the Company’s common stock, investments in subsidiaries and/or capital expenditures. For more information on the Term Loan, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 6, "Long-Term Debt."

Other Factors Affecting Liquidity

Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn America, LLC and Wynn Macau SA debt instruments and the Retail Term Loan contain customary negative covenants and financial covenants, including, but not limited to, covenants that restrict our ability to pay dividends or distributions to any direct or indirect subsidiaries.

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

Our Board of Directors has authorized an equity repurchase program. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of September 30, 2018, we had $1.0 billion in repurchase authority under the program.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives, except for interest rate swaps and an interest rate collar. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of September 30, 2018, we had outstanding letters of credit totaling $17.7 million.

Contractual Obligations and Commitments

During the nine months ended September 30, 2018, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, other than (i) the borrowing of $623.3 million on the Wynn Macau Senior Revolving Credit Facility, which matures in September 2020, (ii) the repayment of the $1.94 billion Redemption Note, which was to mature in February 2022, (iii) the acquisition of a ground lease that has annual rental payments of $3.8 million until 2023 and total payments of $370.7 million thereafter and (iv) the borrowing of $615 million pursuant to the Retail Term Loan Agreement.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to these policies for the nine months ended September 30, 2018.

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

Interest Rate Sensitivity

In order to mitigate exposure to interest rate fluctuations on the Retail Term Loan, the Company entered into a five-year interest rate collar with a notional value of $615 million. The interest rate collar establishes a range whereby the Company will pay the counterparty if one-month LIBOR falls below the established floor rate of 1.00%, and the counterparty will pay the Company if one-month LIBOR exceeds the ceiling rate of 3.75%. For more information on the interest rate collar, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2, "Summary of Significant Accounting Policies."

As of September 30, 2018, approximately 49.9% of our long-term debt was based on fixed rates. Based on our borrowings as of September 30, 2018, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $45.3 million.

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

We expect most of the revenues and expenses for any casino that we operate in Macau will be in Hong Kong dollars or Macau patacas. For any U.S. dollar-denominated debt or other obligations incurred by our Macau-related entities, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on our results of operations, financial condition and ability to service debt. Based on our balances as of September 30, 2018, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $28.5 million.

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

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to those risk factors during the nine months ended September 30, 2018 other than resolution of certain litigation as discussed in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 13, "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In August 2018, we purchased 15,460 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $149.19 per share, for a total of $2.3 million.

None of the foregoing repurchases that occurred during the three months ended September 30, 2018 were part of the Company's publicly announced repurchase program. As of September 30, 2018, we had $1.0 billion in repurchase authority under the program.

Item 5. Other Information

On November 6, 2018, the Board voted Philip G. Satre to serve as Non-Executive Chairman of the Board to succeed D. Boone Wayson who retired from the Board, effective November 6, 2018. Mr. Satre has served as the Vice Chairman of the Board since August 2018. In connection with the departure of Mr. Wayson, the Board reduced its size to ten directors.

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

10.2
Employment Agreement, dated as of August 2, 2018, by and between Wynn Resorts, Limited and Ellen Whittemore. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2018.)

10.3
Agreement, dated as of August 3, 2018, by and between Wynn Resorts, Limited and Kim Sinatra. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2018.)

10.4
Cooperation Agreement, dated as of August 3, 2018, by and between Wynn Resorts, Limited and Elaine P. Wynn.  (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 6, 2018.)

*10.5
Credit Agreement, dated as of October 30, 2018, by and among Wynn Resorts, Limited, as borrower, Wynn Group Asia, Inc. and Wynn Resorts Holdings, LLC, as guarantors, Deutsche Bank AG New York Branch, as administrative agent and as collateral agent, and the lenders party thereto.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 7, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) the Condensed Consolidated Statement of Stockholders' Equity as of September 30, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements.

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

WYNN RESORTS, LIMITED

Dated: November 7, 2018	By:	/s/ Craig S. Billings
Craig S. Billings
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

