Form 10-K
period 2018-12-31
WYNN RESORTS LTD
filed 2019-02-28
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates based on the closing price as reported on the Nasdaq Global Select Market on June 29, 2018 was approximately $16.34 billion.
As of February 15, 2019, 107,635,436 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

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

We currently own approximately 72% of Wynn Macau, Limited ("WML") and operate two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas, which we also refer to as our Las Vegas Operations. We are also currently constructing Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston, which we expect to open in mid-2019.

We present the operating results of our three resorts in the following segments: Wynn Palace, Wynn Macau, and Las Vegas Operations.

Wynn Resorts, a Nevada corporation, was formed in 2002. Wynn Resorts files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of such reports with the Securities and Exchange Commission ("SEC"). Any document Wynn Resorts files may be inspected, without charge, at the SEC's internet site address at http://www.sec.gov. Information related to the operation of the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, through our own internet address at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which posts these filings as soon as reasonably practicable, where they can be reviewed without charge. The information found on our website is not a part of this Annual Report on Form 10-K or any other report we file or furnish to the SEC.

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

Wynn Palace features the following as of February 20, 2019:

•	Approximately 424,000 square feet of casino space, offering 24-hour gaming and a full range of games with 320 table games and 1,041 slot machines, private gaming salons and sky casinos;

•	A luxury hotel tower with a total of 1,706 guest rooms, suites and villas;

•	13 food and beverage outlets;

•	Approximately 106,000 square feet of high-end, brand-name retail space;

•	Approximately 37,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including a gondola ride, health club, spa, salon and pool; and

•	Public attractions including a performance lake and floral art displays.

Wynn Macau features the following as of February 20, 2019:

•	Approximately 273,000 square feet of casino space, offering 24-hour gaming and a full range of games with 317 table games and 810 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	11 food and beverage outlets;

•	Approximately 59,000 square feet of high-end, brand-name retail space;

•	Approximately 31,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including two health clubs and full service spas, a salon and a pool; and

•	A rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "prosperity tree" and "dragon of fortune" attractions.

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

Wynn Las Vegas features the following as of February 20, 2019:

•
Approximately 192,000 square feet of casino space, offering 24-hour gaming and a full range of games with 243 table games and 1,811 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	33 food and beverage outlets;

•	Approximately 160,000 square feet of high-end, brand-name retail space (the majority of which is owned and operated under a joint venture of which we own 50.1%);

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	Recreation and leisure facilities, including swimming pools, private cabanas, two full service spas and salons, and a wedding chapel; and

•	A specially designed theater presenting "Le Rêve—The Dream," a water-based theatrical production and a theater presenting entertainment productions and various headliner entertainment acts.

In December 2016, we entered into a joint venture arrangement (the "Retail Joint Venture") with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space. In November 2017, we contributed approximately 74,000 square feet of additional retail space to the Retail Joint Venture, which opened in November 2018. For more information on the Retail Joint Venture, see Item 8—"Financial Statements and Supplementary Data," Note 14, "Retail Joint Venture."

In response to our evaluation of our Las Vegas Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort.

Construction and Development Opportunities

We are currently constructing Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.6 billion. As of December 31, 2018, we have incurred approximately $2.03 billion in total project costs. We expect to open Encore Boston Harbor in mid-2019.

We are currently constructing approximately 430,000 square feet of additional meeting and convention space at Wynn Las Vegas and have begun design and site preparation for the reconfiguration of the Wynn Las Vegas golf course, which we closed in the fourth quarter of 2017. Based on current designs, we estimate the total project budget to be approximately $425 million. We expect to reopen the golf course in the fourth quarter of 2019 and open the additional meeting and convention space in the first quarter of 2020.

We have begun a reconfiguration of the current Wynn Club gaming area at Wynn Macau. When completed, the enhanced space will consist of approximately 40 mass market table games, a refurbished high-limit slot area, two new restaurants and approximately 7,400 square feet of retail space, and will provide for improved pedestrian access. We estimate the total project budget to be approximately $62 million. We expect to complete the gaming enhancements and open the new restaurants in the third quarter of 2019, and we expect to open the new retail space at the end of 2019.

We are exploring various development opportunities with respect to the approximately 38 acres of land located on the Las Vegas Strip directly across from Wynn Las Vegas.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide.

Our Strategy

We believe that Wynn Resorts is the world's preeminent designer, developer, and operator of integrated resorts. The Company's integrated resort business model integrates luxury hotel rooms, high-end retail, an array of dining and entertainment options, meeting and convention space, and gaming, all supported by superior levels of customer service. We believe that our resorts and management continue to benefit from our extensive design and operational experience across numerous gaming jurisdictions, providing a distinct advantage over other gaming enterprises.

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

Reflecting our commitment to customer service globally, the Company has received the following recognition:

•	Collectively, Wynn Resorts earned more Five-Star awards than any other independent hotel company in the world in the official 2019 Forbes Travel Guide Star Rating list.

•	Wynn Palace garnered six individual Five-Star awards in the 2019 Forbes Travel Guide Star Rating list.

•	In 2019, Wynn Macau continues to be the only resort in the world with eight individual Forbes Five-Star awards.

•	With fourteen Forbes Five-Star awards combined, Wynn Macau and Wynn Palace are the most decorated integrated resort brands in Asia.

•	Wynn Resorts owns two of the largest Forbes Five-Star hotels in the United States: Wynn Tower Suites (Las Vegas) and Encore Tower Suites (Las Vegas).

•	Wynn Resorts was once again honored as the highest ranking casino resort on FORTUNE Magazine's 2019 World's Most Admired Companies list in the hotel, casino and resort category.

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

Macau

Macau is governed as a special administrative region of China and is located approximately 37 miles southwest of Hong Kong. The journey between Macau and Hong Kong takes approximately 15 minutes by helicopter, 30 minutes by road since the opening of the Hong Kong-Zhuhai-Macau Bridge in October 2018 and one hour by jetfoil ferry. Macau, which has been a casino destination for more than 50 years, consists principally of a peninsula on mainland China and two neighboring islands, Taipa and Coloane, between which the Cotai area is located. In 2002, the government of Macau ended a 40-year monopoly on the conduct of gaming operations by conducting a competitive process that resulted in the issuance of gaming concessions to three concessionaires (including Wynn Resorts (Macau) S.A., ("Wynn Macau SA")) who in turn were permitted, subject to the approval of the government of Macau, to each grant one subconcession, resulting in a total of six gaming concessionaires and subconcessionaires. In addition to Wynn Macau SA, each of Sociedade de Jogos de Macau ("SJM") and Galaxy Entertainment Group Limited ("Galaxy") are primary concessionaires with Sands China Ltd. ("Sands"), Melco International Development Limited ("Melco") and MGM China Holdings Limited ("MGM China") operating under subconcessions. There is no limit to the number of casinos each concessionaire or subconcessionaire is permitted to operate, but each facility is subject to government approval. Currently, there are 41 casinos operating in Macau.

We believe that the Macau region hosts one of the world's largest concentrations of potential gaming customers. Since the introduction of new casinos starting in 2004, the Macau market has experienced a significant increase in annual gaming revenue and has become the largest gaming market in the world. According to Macau Statistical Information, annual gaming revenues have grown from $2.9 billion in 2002 to $37.5 billion in 2018.

Macau's gaming market is primarily dependent on tourists. Gaming customers traveling to Macau typically come from nearby destinations in Asia. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, approximately 90% of the visitors to Macau in 2018 came from mainland China, Hong Kong, and Taiwan. Travel to Macau by citizens of mainland China requires a visa.

According to 2018 government statistics, Macau tourist arrivals increased 9.8%, to 35.8 million, from 32.6 million in 2017. The increase in tourist arrivals contributed to a 13.3% increase in annual gaming revenues to $37.5 billion in 2018, from $33.1 billion in 2017.

The Macau market has experienced tremendous growth in capacity since the opening of Wynn Macau in 2006. As of December 31, 2018, there were 38,800 hotel rooms, 6,588 table games and 16,059 slot machines in Macau, compared to 12,978 hotel rooms, 2,762 table games and 6,546 slot machines as of December 31, 2006. During 2016, we contributed to the new capacity in the market with the opening of Wynn Palace in the Cotai area. Several of the current concessionaires and subconcessionaires also opened additional facilities from 2016 through 2018 in the Cotai area and will open additional facilities over the next few years, which will further increase other gaming and non-gaming offerings in the Macau market.

Our Macau Operations face competition primarily from the 39 other casinos located throughout Macau in addition to casinos located throughout the world, including Singapore, South Korea, the Philippines, Malaysia, Australia, Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Additionally, certain other Asian countries have legalized or in the future may legalize gaming, such as Japan, Taiwan and Thailand, which could increase competition for our Macau Operations.

Las Vegas

Las Vegas is the largest gaming market in the United States. During 2018, the economic environment in the gaming and hotel markets improved in Las Vegas. Las Vegas Strip gaming revenues increased to $6.6 billion from $6.5 billion in 2017. Overall Las Vegas visitor volume was 42.1 million in 2018. Passenger traffic at McCarran International Airport increased 2.5% in 2018, following year-over-year increases of 5.8%, 4.5%, and 2.2% from 2015 to 2017, respectively. During 2018, the average daily room rate and revenue per available room on the Las Vegas Strip increased 1.2% and 0.6%, respectively. Occupancy on the Las Vegas Strip slightly decreased 0.5% to 89.5%, from 90.0% in 2017. Convention attendees decreased 2.2% in 2018, following year-over-year increases of 5.3%, 7.1%, and 13.4% from 2015 to 2017, respectively.

Wynn Las Vegas is located on the Las Vegas Strip and competes with other high-quality resorts and hotel casinos in Las Vegas. Wynn Las Vegas also competes, to some extent, with other casino resorts throughout the United States and elsewhere in the world.

Regulation and Licensing

Macau

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

The Macau government has publicly commented that it is studying the process by which gaming concessions and subconcessions may be extended, renewed or issued. The current term of our gaming concession ends on June 26, 2022. The gaming concession or subconcession held by each of Galaxy, Sands and Melco also end on June 26, 2022. The gaming concession or subconcession held by each of SJM and MGM China ends on March 31, 2020.

A gaming promoter, also known as a junket representative, is a person or entity who, for the purpose of promoting casino gaming activity, arranges customer transportation and accommodations, and provides credit in their sole discretion, food and beverage services and entertainment in exchange for commissions or other compensation from a concessionaire. Macau law provides that gaming promoters must be licensed by the Macau government in order to do business with and receive compensation from concessionaires. For a license to be obtained, direct and indirect owners of 5% or more of a gaming promoter (regardless of its corporate form or sole proprietor status), its directors and its key employees must be found suitable. Applicants are required to pay the cost of license investigations, and are required to maintain suitability standards during the period of licensure. The term of a gaming promoter's license is one calendar year, and licenses can be renewed for additional periods upon the submission of renewal applications. Natural person junket representative licensees are subject to a suitability verification process every three years and business entity licensees are subject to the same requirement every six years. Macau's Gaming Inspection and Coordination Bureau (the "DICJ") implemented certain instructions in 2009, which have the force of law, relating to commissions paid to, and by, gaming promoters. Such instructions also impose certain financial reporting and audit requirements on gaming promoters.

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

In late 2015, the Macau government implemented enhanced accounting and financial procedures and requirements to be followed by gaming promoters. These enhanced procedures require gaming promoters to disclose more detailed financial and accounting information to the DICJ, including the disclosure of certain financial information on a monthly basis. Gaming promoters also must identify and nominate senior financial or accounting representatives to be available to the DICJ for any follow-up matters the DICJ may require. Local Macau media has reported that the DICJ is finalizing its proposal for additional regulations and enhanced requirements on gaming promoters that may come into effect in 2019.

Nevada

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made thereunder, as well as to various local ordinances. Our Las Vegas Operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("NGC"), the Nevada Gaming Control Board (“NGCB”) and the Clark County Liquor and Gaming Licensing Board ("CCLGLB"). The NGC and NGCB are referred to herein collectively as the "Nevada Gaming Authorities."

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

Our subsidiary, Wynn Las Vegas, LLC, the owner and operator of Wynn Las Vegas, is licensed by the Nevada Gaming Authorities to conduct casino gaming operations, including a race book and sports pool, pari-mutuel wagering and the operation of gaming salons. These gaming licenses are not transferable.

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

If the NGC determines that we or a licensed or registered subsidiary have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the NGC, at the discretion of the NGC. Further, the NGC could appoint a supervisor to operate our Las Vegas Operations and, under specified circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. The limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Any beneficial owner of Wynn Resorts' voting or nonvoting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have that person's suitability as a beneficial owner of voting securities determined if the NGC has reason to believe that the ownership would be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of the voting or nonvoting securities of Wynn Resorts who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the NGC. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company's voting securities to apply to the NGC for a finding of suitability within 30 days after the Chairman of the NGCB mails the written notice requiring such filing. An “institutional investor” as defined in the Nevada Gaming Control Act which acquires more than 10%, but not more than 25%, of a registered company's voting securities may apply to the NGC for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of a registered company's voting securities and maintain its waiver where the additional ownership results from a stock repurchase by the registered company. An institutional investor which beneficially owns more than 10% but not more than 11% of a registered company's voting securities as a result of a stock repurchase by the registered company may not be required to file such an application. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the NGC finds to be inconsistent with holding the registered company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

We may not make a public offering (debt or equity) without the prior approval of the NGC if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 17, 2016, the NGC granted Wynn Resorts prior approval, subject to certain conditions, to make public offerings for a period of three years (the "Shelf Approval"). We have applied for a new Shelf Approval. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the NGCB.

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

Massachusetts

The Massachusetts Expanded Gaming Act and the regulations promulgated thereunder (collectively the “Massachusetts Act”) subjects the owners and operators of gaming establishments to extensive state licensing and regulatory requirements. We are subject to the Massachusetts Act through our ownership interest in Wynn MA, LLC, (“Wynn MA”) which is expected to operate Encore Boston Harbor currently scheduled for completion and opening in mid-2019.

The Massachusetts Act is designed to provide significant benefits to the Commonwealth of Massachusetts by advancing job creation and economic development. The Massachusetts Act allows for up to three destination resort casinos (“Category 1 license”) located in three geographically diverse regions across the Commonwealth and a single slots facility, not pegged to any particular region. The licensing fee for each resort casino is $85 million and requires a capital investment, to include a hotel facility, of at least $500 million. The Commonwealth will receive 25% of gross gaming revenues.

The Massachusetts Gaming Commission (“MGC”) is responsible for issuing licenses under the Massachusetts Act and assuring that licenses are not issued or held by unqualified, disqualified or unsuitable persons. The MGC, in particular its Investigations and Enforcement Bureau (“IEB”), has extensive authority to conduct background investigations and to determine whether applicants for Category 1 licenses, affiliated holding or intermediary companies, subsidiaries, directors, managers, officers, financiers and debt holders, associates, key gaming executives and employees, other gaming related employees, and other persons or entities holding a five percent or greater direct or indirect interest in the applicant, are qualified under the Massachusetts Act (with certain exemptions for institutional investors in the discretion of the Massachusetts Commission).

On December 27, 2013, the MGC determined that Wynn MA and all applicable principal individuals and entities were qualified and on September 17, 2014, designated Wynn MA the award winner of the Greater Boston (Region A) gaming license effective November 7, 2014. Wynn Resorts, its relevant subsidiaries, and individual qualifiers required to be qualified were found suitable by the MGC. Additional entities and key employees have been and will be required to file applications with the MGC and are or may be required to be licensed or found suitable by the MGC. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to the MGC.

If the MGC were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the MGC may require us to terminate the employment of any person who refuses to file appropriate applications.

While a Category 1 license has been awarded to Wynn MA, Wynn MA may not conduct gaming activities until an operations certificate has been issued by the MGC, which will be issued upon compliance with applicable provisions of the Massachusetts Act, receipt of all required permits and approvals, compliance with the conditions of Wynn MA’s Category 1 license, and Wynn MA continuing to meet applicable licensing, registration, qualification and other regulatory requirements.

The MGC has responsibility for the continuing regulation and licensing of the licensee and its officers, directors, employees and other designated persons. The MGC retains the authority to suspend, revoke or condition a Category 1 license, or any other license issued under the Massachusetts Act, and the IEB may levy civil penalties for regulatory and other violations. All licenses issued under the Massachusetts Act are expressly deemed a revocable privilege, conditioned on the licensee’s fulfillment of all conditions of licensure, compliance with applicable laws and regulations, and the licensee’s continuing qualification and suitability. Among other things, the MGC is also responsible for the collection of application, license and other fees, conducting investigations of and monitoring applicants and licensees, and reviewing and ruling on complaints, and may conduct inspections of the gaming establishment premises or the licensee’s records and equipment.

Pursuant to the Massachusetts Act, the MGC may grant a gaming beverage license for the sale and distribution of alcoholic beverages for a gaming establishment. The division of gaming liquor enforcement of the Alcoholic Beverage Control Commission has the authority to enforce, regulate and control the distribution of alcoholic beverages in a gaming establishment. The MGC may revoke, suspend, refuse to renew or refuse to transfer a gaming beverage license for violations of the Massachusetts Act that pertain to the sale and distribution of alcohol consumed on the premises and the regulations adopted by the MGC. The MGC has adopted regulations for the issuance of gaming beverage licenses. These regulations and any changes in applicable laws, regulations and procedures could have significant negative effects on our future Massachusetts gaming operations and results of operations.

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

Employees

As of December 31, 2018, we had approximately 26,000 employees (including approximately 13,700 in Macau and 12,300 in the United States).

Our collective bargaining agreement with the Culinary and Bartenders Union, which covers approximately 5,700 employees at Wynn Las Vegas, expires in July 2021. Our collective bargaining agreement with the Transportation Workers Union, Local 721, which covers approximately 410 of our table games dealers at the Wynn Las Vegas casino, expires in November 2020. On February 19, 2019, the United Auto Workers Union filed a petition with the National Labor Relations Board seeking to replace the Transportation Workers Union as the bargaining representative for the table games dealers. An election will be held in March 2019 to make that determination. In December 2018, employees in the horticulture and transportation departments at Wynn Las Vegas voted to be represented by the International Brotherhood of Teamsters, and the Company is in the process of negotiating a collective bargaining agreement which would cover approximately 190 employees.

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

Pursuant to the Surname Rights Agreement, dated August 6, 2004, Stephen A. Wynn ("Mr. Wynn") granted us our exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the "Wynn" surname for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Pursuant to a separation agreement, dated February 15, 2018, by and between Mr. Wynn and the Company, if we cease to use the "Wynn" surname and trademark, we will assign all of our right, title, and interest in the "Wynn" trademark to Mr. Wynn and terminate the Surname Rights Agreement.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—"Risk Factors" and other factors we describe from time to time in our periodic filings with the SEC, such as:

•	controversy, regulatory action, litigation and investigations related to Mr. Wynn and his separation from the Company;

•	extensive regulation of our business (including the Chinese government's ongoing anti-corruption campaign) and the cost of compliance or failure to comply with applicable laws and regulations;

•	pending or future legal proceedings, regulatory or enforcement actions or probity investigations (including those related to the former Chairman and CEO of the Company);

•	our ability to maintain our gaming licenses and concessions;

•	our dependence on key employees;

•	general global political and economic conditions, in the U.S. and China, which may impact levels of travel, leisure and consumer spending;

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•
the impact on the travel and leisure industry from factors such as an outbreak of an infectious disease, extreme weather patterns or natural disasters, military conflicts and any future security alerts and/or terrorist attacks;

•	doing business in foreign locations such as Macau;

•	our ability to maintain our customer relationships and collect and enforce gaming receivables;

•	our relationships with Macau gaming promoters;

•	outcome of any ongoing and future litigation;

•	our dependence on a limited number of resorts and locations for all of our cash flow and our subsidiaries' ability to pay us dividends and distributions;

•	competition in the casino/hotel and resort industries and actions taken by our competitors, including new development and construction activities of competitors;

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

•	legalization of gaming in other jurisdictions;

•	any violations by us of the anti-money laundering laws or Foreign Corrupt Practices Act;

•	changes in gaming laws or regulations;

•	changes in federal, foreign, or state tax laws or the administration of such laws;

•	continued compliance with all provisions in our debt agreements;

•	conditions precedent to funding under our credit facilities;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	cybersecurity risk, including misappropriation of customer information or other breaches of information security;

•	data privacy risk, including reputational harm from mishandling private data and penalties for non-compliance with data collection and privacy laws;

•	our ability to protect our intellectual property rights; and

•	our current and future insurance coverage levels.

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
On February 6, 2018, Mr. Wynn resigned as CEO and Chairman of the Board of Directors after allegations of inappropriate personal conduct by Mr. Wynn in the workplace were reported in a January 26, 2018 Wall Street Journal article. The resulting controversy related to Mr. Wynn and his separation from the Company could significantly harm our business in numerous ways, including in ways that we cannot predict. As discussed elsewhere in this Form 10-K, our gaming regulators in Massachusetts and Nevada have investigated the situation. Our Nevada gaming regulators have completed their investigation and, on February 26, 2019, fined the Company $20.0 million. Each of our regulatory authorities has extensive power to license and oversee the operations of our casino resorts and could take action against the Company and its related licensees, including actions that could affect the ability or terms upon which our subsidiaries hold their gaming licenses and concessions, and the suitability of the Company to continue as a stockholder of those subsidiaries. As discussed in Item 3—"Legal Proceedings" and Item 8—"Financial Statements and Supplementary Data," Note 15, "Commitments and Contingencies," lawsuits have been filed against the Company and our Board of Directors arising out of the allegations against Mr. Wynn, and such claims present a number of risks, including distraction of management, assertions that could affect our reputation, and potential legal liabilities. Additional allegations have been and may in the future be asserted against the Company, and additional regulatory or legal proceedings involving the Company may be commenced in the future. In addition, the Company's integrated resort business model was pioneered by Mr. Wynn. Our business, reputation, and competitive position may now suffer as a result of our prior association with Mr. Wynn, or as a result of his separation from the Company and the loss of his skills and experience.
We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations. The cost of compliance or failure to comply with such regulations and authorities could have a negative effect on our business.

The operations of our resorts are contingent upon our obtaining and maintaining all necessary licenses, permits, approvals, registrations, findings of suitability, orders and authorizations in the jurisdictions in which our resorts are located. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The NGC may require the holder of any debt or securities that we or Wynn Las Vegas, LLC issue to file applications, be investigated and be found suitable to own Wynn Resorts' securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

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

Our Macau Operations are subject to unique risks. Failure to adhere to the regulatory and gaming environment in Macau could result in the revocation of our Macau Operations' concession or otherwise negatively affect its operations in Macau. Moreover, we are subject to the risk that U.S. regulators could determine that Macau's gaming regulatory framework has not developed in a way that would permit us to conduct operations in Macau in a manner consistent with the way in which we intend, or the applicable U.S. gaming authorities require us, to conduct our operations in the United States.

As discussed in Item 8—"Financial Statements and Supplementary Data," Note 15, "Commitments and Contingencies," in connection with the allegations of inappropriate personal conduct by Mr. Wynn in the workplace reported in a January 26, 2018 Wall Street Journal article, gaming regulators in Massachusetts and Nevada conducted investigations. Our Nevada gaming regulators have completed their investigation and, on February 26, 2019, fined the Company $20.0 million. Each of these regulatory authorities has extensive power to license and oversee the operations of our casino resorts and has taken action and could take action against the Company and its related licensees, including actions that could affect the ability or terms upon which our subsidiaries hold their gaming licenses and concessions, and the suitability of the Company to continue as a stockholder of those affiliates.

Ongoing investigations, litigation and other disputes could distract management and result in negative publicity and additional scrutiny from regulators.

On January 26, 2018, the Company's Board of Directors formed a Special Committee comprised solely of independent directors to investigate allegations of inappropriate personal conduct by Mr. Wynn in the workplace. On February 12, 2018, the Special Committee amended and restated its charter to provide for a review of various governance issues regarding knowledge of the allegations and a comprehensive review of the Company's internal policies and procedures with the goal of employing best practices to maintain a safe and respectful workplace for all employees. On August 3, 2018, the Board received the final oral presentation from the Special Committee. The Special Committee provided a written memorialization to the Company's gaming regulators in Massachusetts and Nevada to cooperate with their respective investigations. Our Nevada gaming regulators have completed their investigation and, on February 26, 2019, fined the Company $20.0 million.

As discussed in Item 3—"Legal Proceedings" and Item 8—"Financial Statements and Supplementary Data," Note 15, "Commitments and Contingencies," lawsuits have been filed against the Company and our Board of Directors arising out of the allegations against Mr. Wynn, and such claims present a number of risks, including distraction of management, assertions that could affect our reputation, and potential legal liabilities. Additional allegations have been and may in the future be asserted against Mr. Wynn and/or the Company, and additional regulatory or legal proceedings involving the Company may be commenced in the future.

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

Demand for our products and services in Macau and Las Vegas may be negatively impacted by international relations, economic disruptions in mainland China, visa restrictions placed on citizens of mainland China, the anti-corruption campaign, restrictions on international money transfers or similar campaigns.

A significant amount of our gaming revenues in Macau and Las Vegas come from customers from mainland China. Economic disruption, international relations, contraction and uncertainty in China could impact the number of patrons visiting our Macau and Las Vegas properties or the amount they spend. In addition, policies adopted from time to time by governments, including any travel restrictions imposed on Chinese citizens such as restrictions imposed on exit visas or restrictions on United States visitor visas, could disrupt the number of visitors from mainland China to our properties. It is not known when, or if, policies restricting visitation by mainland Chinese citizens will be put in place and such policies may be adjusted, without notice, in the future. Furthermore, the Chinese government's continuing anti-corruption campaign has influenced the behavior of Chinese consumers and their spending patterns both domestically and abroad. That campaign, as well as mainland Chinese and Macau monetary outflow policies have specifically led to tighter monetary transfer regulations, real-time monitoring of certain financial channels, limitations on cash withdrawals from ATM machines by mainland China citizens, reduction of annual withdrawal limits from bank accounts while the account holder is outside of mainland China, and "know your client" protocols implemented on ATM machines. These policies may affect and impact the number of visitors and the amount of money they spend. The overall effect of the campaign and monetary transfer restrictions may negatively affect our revenues and results of operations.

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

Our business relies on premium, international customers. We often extend credit, and we may not be able to collect gaming receivables from our credit players or credit play may decrease.

General. A significant portion of our table games revenue at our resorts is attributable to the play of a limited number of premium international customers. The loss or a reduction in the play of the most significant of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows. A downturn in economic conditions in the countries in which these customers reside could cause a reduction in the frequency of visits by and revenue generated from these customers.

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

Currently, the gaming tax in Macau is calculated as a percentage of gross gaming revenue, including the face value of credit instruments issued. As a result, if we extend credit to our customers in Macau and are unable to collect on the related receivables from them, we remain obligated to pay taxes on the full amount of the credit instrument.

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

Acts of fraud or cheating through the use of counterfeit chips, covert schemes and other tactics, possibly in collusion with our employees, may be attempted or committed by our gaming customers with the aim of increasing their winnings. Our gaming customers, visitors and employees may also commit crimes such as theft in order to obtain chips not belonging to them. We have taken measures to safeguard our interests including the implementation of systems, processes and technologies to mitigate against these risks, extensive employee training, surveillance, security and investigation operations and adoption of appropriate security features on our chips such as embedded radio frequency identification tags. Despite our efforts, we may not be successful in preventing or detecting such culpable behavior and schemes in a timely manner and the relevant insurance we have obtained may not be sufficient to cover our losses depending on the incident, which could result in losses to our gaming operations and generate negative publicity, both of which could have an adverse effect on our reputation, business, results of operations and cash flows.

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

We are currently constructing Encore Boston Harbor in Everett, Massachusetts. The total project budget for Encore Boston Harbor, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.6 billion. Additionally, the Company is currently constructing approximately 430,000 square feet of additional meeting and convention space at Wynn Las Vegas and has begun design and site preparation for the reconfiguration of the Wynn Las Vegas golf course, which the Company closed in the fourth quarter of 2017. Based on current designs, we estimate the total project budget for the additional meeting and convention space and reconfiguration of the golf course to be approximately $425 million. We also have other capital expenditure projects, including in Macau, as discussed in Item 1—"Business - Construction and Development Opportunities” for additional details.

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

Major construction projects of the scope and scale of Encore Boston Harbor and the redevelopment of the Wynn Las Vegas golf course land entail significant risks, including:

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

We are currently required to commence gaming operations at Encore Boston Harbor by June 2020. If we are unable to meet this deadline, the Massachusetts Gaming Commission may suspend or revoke our gaming license.

Pursuant to the Gaming Act, the Company is required to commence gaming operations at Encore Boston Harbor approximately one year from our projected opening date of mid-2019. If the Company is unable to meet the June 2020 deadline and is unable to obtain an extension of the deadline from the MGC, the MGC may suspend or revoke our gaming license and, if we are found by the MGC after a hearing to have acted in bad faith, we will be assessed a fine of up to $50,000,000. Failure to meet the deadline could have an adverse effect on our financial condition, results of operations and cash flows from this planned facility.

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

Further, we have operations, and a significant portion of our revenue is derived outside of the United States. We are therefore subject to regulations imposed by the FCPA and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to such laws and regulations.

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

In February 2012, the Company received a report detailing instances of conduct constituting prima facie violations of the Foreign Corrupt Practices Act (the "FCPA") by Kazuo Okada (formerly the largest beneficial owner of Wynn Resorts' shares) and certain of his affiliates. While the Company’s regulators have not taken any action against the Company in connection with the allegations in such report, a finding by regulatory authorities that Mr. Okada violated the FCPA on Company property could result in actions by regulatory authorities against the Company, which could negatively affect the Company's financial condition and results of operations.

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

Contamination has been identified at and in the vicinity of our site in Everett, Massachusetts. The ultimate cost of remediating contaminated sites is difficult to accurately predict and we exceeded our initial estimates. We may be required to conduct additional investigations and remediation with respect to this site. As a result, we also could incur material costs in excess of our estimates as a result of additional cleanup obligations imposed or contamination identified in the future. However, the environmental laws under which we operate are complicated and often increasingly more stringent, and may be applied retroactively. Although our proposed expenditures related to environmental matters are not currently expected to have a material adverse effect on our business, financial condition or results of operations, we may be required to make additional expenditures to remain in, or to achieve compliance with, environmental laws in the future.

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

We are subject to taxation by various governments and agencies, both in the U.S. and in Macau. Changes in the laws and regulations related to taxation, including changes in the rates of taxation, the amount of taxes we owe and the time when income is subject to taxation, our ability to claim U.S. foreign tax credits, failure to renew our Macau dividend agreement and Macau income tax exemption on gaming profits and the imposition of foreign withholding taxes could change our overall effective rate of taxation.

System failure, information leakage and the cost of maintaining sufficient cybersecurity could adversely affect our business.

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

Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, acts of vandalism, phishing attacks, computer viruses, misplaced or lost data, programming or human errors and other events. Cyber-attacks are becoming increasingly more difficult to anticipate and prevent due to their rapidly evolving nature and, as a result, the technology we use to protect our systems from being breached or compromised could become outdated due to advances in computer capabilities or other technological developments.

Any perceived or actual electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third party, could disrupt our business, damage our reputation and our relationships with our customers or employees, expose us to risks of litigation, significant fines and penalties and liability, result in the deterioration of our customers' and employees' confidence in us, and adversely affect our business, results of operations and financial condition. Since we do not control third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, any perceived or actual unauthorized disclosure of personally identifiable information regarding our employees, customers or website visitors could harm our reputation and credibility and reduce our ability to attract and retain employees and customers. As these threats develop and grow, we may find it necessary to make significant further investments to protect data and our infrastructure, including the implementation of new computer systems or upgrades to existing systems, deployment of additional personnel and protection-related technologies, engagement of third-party consultants, and training of employees. The occurrence of any of the cyber incidents described above could have a material adverse effect on our business, results of operations and cash flows.

The failure to protect the integrity and security of company employee and customer information could result in damage to reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

Our business uses and transmits large volumes of employee and customer data, including credit card numbers and other personal information in various information systems that we maintain in areas such as human resources outsourcing, website hosting, and various forms of electronic communications. Our customers and employees have a high expectation that we will adequately protect their personal information. Our collection and use of personal data are governed by privacy laws and regulations, and privacy law is an area that changes often and varies significantly by jurisdiction. For example, the European Union (EU)’s General Data Protection Regulation (“GDPR”), which became effective in May 2018 and replaced the old data protection laws of each EU member state, requires companies to meet new and more stringent requirements regarding the handling of personal data. The GDPR captures data processing by non-EU firms with no EU establishment as long as firms’ processing relates to “offering goods or services” or the “monitoring” of individuals in the EU. In addition to governmental regulations, there are credit card industry standards or other applicable data security standards we must comply with as well. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. For example, failure to meet the GDPR requirements could result in penalties of up to four percent of worldwide revenue. Any misappropriation of confidential or personally identifiable information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees and investors.

Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.
We are dependent on our computer systems to record and process transactions and manage and operate our business, including processing payments, accounting for and reporting financial results, and managing our employees and employee benefit programs. Given the complexity of our business, it is imperative that we maintain uninterrupted operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable to damage or interruption from, among other things, security breaches, computer viruses, technical malfunctions, inadequate system capacity, power outages, natural disasters, and usage errors by our employees or third-party consultants. If our information technology systems become damaged or otherwise cease to function properly, we may have to make significant investments to repair or replace them. Additionally, confidential or sensitive data related to our customers or employees could be lost or compromised. Any material disruptions in our information technology systems could have a material adverse effect on our business, results of operations, and financial condition.

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

A common element of most of these marks is the use of the surname "WYNN." As a general rule, a surname (or the portion of a mark primarily constituting a surname) is not eligible for registration unless the surname has acquired "secondary meaning." To date, we have been successful in demonstrating to the PTO such secondary meaning for the Wynn name, in certain of the applications, based upon factors including Mr. Wynn's historical prominence as a resort developer, but we cannot assure you that we will be successful with the other pending applications.

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

Labor actions and other labor problems could negatively impact our operations.

Some of our employees are represented by labor unions. From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees. These efforts have achieved some success to date. We cannot provide any assurance that we will not experience additional and successful union activity in the future. The impact of any union activity is undetermined and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our Macau Operations are subject to significant political, economic and social risks inherent in doing business in an emerging market. The future success of our Macau Operations will depend on political and economic conditions in Macau and mainland China. For example, fiscal decline, international relations, and civil, domestic or international unrest in Macau, China or the surrounding region could significantly harm our business, not only by reducing customer demand for casino resorts, but also by increasing the risk of imposition of taxes and exchange controls or other governmental restrictions, laws or regulations that might impede our Macau Operations or our ability to repatriate funds.

Revenues from our Macau gaming operations will end if we cannot secure an extension or renewal of our concession, or a new concession, by June 26, 2022, or if the Macau government exercises its redemption right.

The term of our concession agreement with the Macau government ends on June 26, 2022. Unless the term of our concession agreement is extended or our concession is renewed, subject to any separate arrangement with the Macau government, all of our gaming operations and related equipment in Macau will be automatically transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations at the end of the term of our concession agreement. The Macau government has publicly commented that it is studying the process by which concessions and subconcessions may be renewed, extended or issued. Effective June 2017, the Macau government may redeem our concession agreement by providing us at least one year's prior notice. In the event the Macau government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption multiplied by the remaining years under our concession. We are considering various options to place us in a good position for the renewal, extension or application process; however, we may not be able to extend our concession agreement or renew our concession or obtain a new concession on terms favorable to us or at all. If our concession is redeemed, the compensation paid to us may not be adequate to compensate us for the loss of future revenues. The redemption of or failure to extend or renew our concession or obtain a new concession would have a material adverse effect on our results of operations.

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

In 2014, the Macau government approved additional smoking control legislation, which prohibited smoking in casinos starting on October 6, 2014. The legislation, however, permitted casinos to maintain certain limited smoking areas open to VIP patrons if certain stringent conditions were met, as enhanced from time to time. Smoking was also permitted in approved smoking lounges if certain stringent technical standards were met. In 2017, the Macau government approved additional smoking control legislation that came into effect on January 1, 2018 banning smoking in all casino areas other than in approved smoking lounges by December 31, 2018. The new smoking control legislation also requires casinos to upgrade any existing smoking lounges in mass gaming areas and construct new smoking lounges in VIP gaming areas for inspection and approval in accordance with further enhanced technical standards by December 31, 2018. Although we have approved smoking lounges at both Wynn Macau and Wynn Palace, the smoking ban may deter potential gaming customers who are smokers from frequenting casinos in Macau and disrupt the number of patrons visiting or the amount of time visiting patrons spend gaming at our properties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Macau may not have adequate transportation services, infrastructure and related facilities to accommodate the demand of visitors to Macau.

Transportation services, infrastructure and related facilities within Macau and between Macau, Hong Kong and mainland China may need to be expanded to accommodate the increased visitation to Macau driven by additional casino projects and attractions that are under construction and to be developed in the future as well as the opening of the Hong Kong-Zhuhai-Macau Bridge which may further strain existing transportation infrastructure. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations of our Macau Operations, could be negatively impacted. Furthermore, construction of current and future casino and infrastructure projects, adjacent to our properties could impede access to our properties during construction and development. This may negatively impact the results of our Macau Operations.

Extreme weather conditions may have an adverse impact on our Macau Operations.

Macau's subtropical climate and location on the South China Sea are subject to extreme weather conditions including typhoons and heavy rainstorms, such as Typhoon Hato in 2017. Unfavorable weather conditions could negatively affect the profitability of our resorts and prevent or discourage guests from traveling to Macau.

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

Subject to applicable laws, including gaming laws, and certain agreed upon exceptions, our Macau subsidiaries' debt is secured by liens on substantially all of their assets. In the event of a default by such subsidiaries under their financing documents, or if such subsidiaries experience insolvency, liquidation, dissolution or reorganization, the holders of such secured debt would first be entitled to payment from their collateral security, and then would the holders of our Macau subsidiaries' unsecured debt be entitled to payment from their remaining assets, and only then would we, as a holder of capital stock, be entitled to distribution of any remaining assets.

Conflicts of interest may arise because certain of our directors and officers are also directors of Wynn Macau, Limited.

Wynn Macau, Limited, an indirect majority owned subsidiary of Wynn Resorts and the developer, owner and operator of Wynn Macau and Wynn Palace, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited in October 2009. As of December 31, 2018, Wynn Resorts owns approximately 72% of Wynn Macau, Limited's ordinary shares of common stock. As a result of Wynn Macau, Limited having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of Wynn Macau, Limited may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of Wynn Macau, Limited. Decisions that could have different implications for Wynn Resorts and Wynn Macau, Limited, including contractual arrangements that we have entered into or may in the future enter into with Wynn Macau, Limited, may give rise to the appearance of a potential conflict of interest.

The Macau government has established a maximum number of gaming tables that can be operated in Macau and has limited the number of new gaming tables at new gaming areas in Macau.

In connection with the opening of Wynn Palace, the DICJ authorized 100 new table games for operation at Wynn Palace, with 25 additional table games authorized for operation on January 1, 2017, and a further 25 new table games for operation on January 1, 2018, for a total of 150 new table games in the aggregate. In addition, we have and will continue to transfer table games between Wynn Palace and Wynn Macau, subject to the aggregate cap. As of February 20, 2019, we had a total of 320 table games at Wynn Palace and 317 at Wynn Macau. The mix of table games in operation at Wynn Palace and Wynn Macau changes from time to time as a result of marketing and operating strategies in response to changing market demand and industry competition. Failure to shift the mix of our table games in anticipation of market demands and industry trends may negatively impact our operating results.

Risks Related to Share Ownership and Stockholder Matters

Our largest stockholders are able to exert significant influence over our operations and future direction.

As of December 31, 2018, Elaine P. Wynn was our second largest shareholder and owned 9,539,077 shares, or approximately 9%, of our outstanding common stock. As a result, Elaine P. Wynn may be able to exert significant influence over all matters requiring our stockholders' approval, including the approval of significant corporate transactions.

On August 3, 2018, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Elaine P. Wynn regarding the composition of the Company’s Board of Directors and certain other matters, including, among other things, the appointment of Mr. Philip G. Satre to the Company's Board of Directors, standstill restrictions, releases, non-disparagement and reimbursement of expenses. The term of the Cooperation Agreement expires on the day after the conclusion of the 2020 annual meeting of the Company’s stockholders, unless earlier terminated pursuant to the circumstances described in the Cooperation Agreement.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2018, we had total outstanding debt of approximately $9.42 billion, which includes a portion of the funds we expect to need for the development and construction of our current projects. We may, however, incur additional indebtedness in connection with the construction of these projects. See Item 1—Business "Construction and Development Opportunities." In addition, we are permitted to incur additional indebtedness if certain conditions are met, including conditions under our Wynn Macau Credit Facilities, our Wynn America Credit Facilities and our Wynn Las Vegas, LLC indentures in connection with other future potential development plans.

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

The interest rates of certain of our credit agreements are tied to the London Interbank Offered Rate, or LIBOR. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. If LIBOR ceases to exist, we may need to renegotiate any of our credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event could have on our business and financial condition cannot yet be determined.

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

Some of our debt facilities require us to satisfy various financial covenants, which include requirements for minimum interest coverage ratios and leverage ratios pertaining to total debt to earnings before interest, tax, depreciation and amortization and a minimum earnings before interest, tax, depreciation and amortization. For more information on financial covenants we are subject to under our debt facilities, see Item 8—"Financial Statements and Supplementary Data," Note 6, "Long-Term Debt." Future indebtedness or other contracts could contain covenants more restrictive than those contained in our existing debt facilities.

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

Property	Approximate Acres	Location

Macau Operations (1)
Wynn Palace	51	Located in the Cotai area of Macau.
Wynn Macau	16	Located in downtown Macau's inner harbor.
	67

Las Vegas Operations
Wynn Las Vegas (main parcel)	75	Located at the intersection of Las Vegas Boulevard and Sands Avenue.
Golf course land (2)	140	Located adjacent to Wynn Las Vegas.
Employee parking lot and office building	18	Located across Sands Avenue.
Office building	5	Located adjacent to golf course land.
	238

Encore Boston Harbor (3)	33	Located in Everett, Massachusetts, adjacent to Boston along the Mystic River.

Other (4)	38	Located on the Las Vegas Strip directly across from Wynn Las Vegas.

(1) The government of Macau owns most of the land in Macau. In most cases, private interests in real property located in Macau are obtained through long-term leases known as concessions and other grants of rights to use land from the government. Wynn Palace and Wynn Macau are built on land leased under land concession contracts each with terms of 25 years from May 2012 and August 2004, respectively, which may be renewed with government approval for successive periods.
(2) We own approximately 834 acre-feet of permitted and certificated water rights, which we will use to irrigate the golf course upon opening in the fourth quarter of 2019. We also own approximately 151.5 acre-feet of permitted and certificated water rights for commercial use. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights.
(3) This integrated resort is currently under construction and is expected to open in mid-2019.
(4) During the first quarter of 2018, we acquired approximately 38 acres of land, of which approximately 16 acres are subject to a ground lease that expires in July 2097. As part of this acquisition, we acquired approximately 24 acre-feet of permitted and certificated water rights. We expect to use this land for future development.

Item 3. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company's legal proceedings see Item 8—"Financial Statements and Supplementary Data," Note 15, "Commitments and Contingencies—Litigation" in this Annual Report on Form 10-K, which is incorporated herein by reference, and Item 1A—"Risk Factors" in this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our outstanding common stock trades on the Nasdaq Global Select Market under the symbol "WYNN."

Holders

There were approximately 152 holders of record of our common stock as of February 15, 2019.

Issuer Purchases of Equity Securities

The following table provides information about share repurchases we made of our common stock as part of our equity repurchase program during the quarter ended December 31, 2018:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Shares Repurchased as Part of a Publicly Announced Program	Approximate Dollar Value Remaining Under the Program (in thousands) (1)
October 31, 2018	—	$—	—	$1,000,000
November 30, 2018	937,651	$104.74	937,651	901,787
December 31, 2018	540,901	$108.07	540,901	843,332
(1) The Company's Board of Directors authorized an equity repurchase program in April of 2016 of up to $1 billion of our common stock. Repurchases may be made at the discretion of the Company from time to time on the open market or in privately negotiated transactions. The Company is not obligated to make any repurchases, and the repurchase program may be discontinued at any time. Any shares acquired are available for general corporate purposes. Any shares repurchased during the periods presented are recorded in Treasury Stock.

For more information on the Company's publicly announced repurchase program, see Item 8—"Financial Statements and Supplementary Data," Note 7, "Stockholders' Equity." In November 2018, we repurchased 630 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $111.69 per share, for a total amount of approximately $0.1 million. None of the 630 repurchases that occurred in November 2018 were part of the Company's publicly announced share repurchase program.

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500") and the Dow Jones US Gambling Index. The performance graph assumes that $100 was invested on December 31, 2013 in each of the Company's common stock, the S&P 500 and the Dow Jones US Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Wynn Resorts Ltd., the S&P 500 Index,
and the Dow Jones US Gambling Index

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2019 S&P, a division of McGraw Hill Financial. All rights reserved.
Copyright © 2019 Dow Jones & Co. All rights reserved.

Item 6. Selected Financial Data

The following financial information for each of the five years ended December 31, 2018, 2017, 2016, 2015 and 2014 has been derived from our consolidated financial statements. This selected consolidated financial data should be read together with Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and related notes and other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not necessarily indicative of the results that may be expected for future years.

	Years Ended December 31,
	2018 (1) (4)	2017 (2) (4)	2016 (3) (4)	2015 (4)	2014 (4)
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Operating revenues	$6,717,660	$6,070,160	$4,345,797	$4,075,883	$5,433,661
Pre-opening	53,490	26,692	154,717	77,623	30,146
Operating income	735,544	1,055,565	521,662	658,814	1,266,278
Net income	803,084	889,254	302,469	281,524	962,644
Less: net income attributable to noncontrolling interests	(230,654)	(142,073)	(60,494)	(86,234)	(231,090)
Net income attributable to Wynn Resorts, Limited	572,430	747,181	241,975	195,290	731,554
Basic income per share	$5.37	$7.32	$2.39	$1.93	$7.25
Diluted income per share	$5.35	$7.28	$2.38	$1.92	$7.17

	December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,215,001	$2,804,474	$2,453,122	$2,080,089	$2,182,164
Construction in progress	1,912,801	1,016,207	299,686	3,217,117	1,666,326
Total assets	13,216,269	12,681,739	11,953,557	10,459,159	9,001,919
Total long-term obligations (5)	9,519,417	9,673,099	10,279,375	9,327,143	7,482,510
Stockholders' equity	1,814,789	1,078,350	257,881	21,845	211,091
Cash dividends declared per common share	$2.75	$2.00	$2.00	$3.00	$6.25

(1)
During the fourth quarter of 2018, we recorded a tax benefit of $390.9 million related to clarified U.S. tax reform guidance issued by the Internal Revenue Service in the fourth quarter of 2018, which was incremental to the provisional tax benefit recorded during the fourth quarter of 2017. See Item 8—"Financial Statements and Supplementary Data," Note 12, "Income Taxes." Additionally, the Company incurred a litigation settlement expense totaling $463.6 million in 2018. See Item 8—"Financial Statements and Supplementary Data," Note 15, "Commitments and Contingencies."

(2)
During the fourth quarter of 2017, we recorded a provisional income tax benefit of $339.9 million related to the enactment of U.S. tax reform. See Item 8—"Financial Statements and Supplementary Data," Note 12, "Income Taxes."

(3)	Wynn Palace opened on August 22, 2016.

(4)
The results presented reflect the Company's adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), effective January 1, 2018. 2017 and 2016 operating revenues have been adjusted to reflect the full retrospective adoption of ASC 606, with no impact to operating income or net income. 2015 and 2014 operating revenues were not recast for the adoption of ASC 606 and, as a result, are not comparable to 2016, 2017 and 2018 operating revenues. See Item 8—"Financial Statements and Supplementary Data," Note 2, "Summary of Significant Accounting Policies."

(5)	Includes long-term debt, other long-term liabilities, deferred income tax liabilities, net and the required contract premium payments under our land concession contracts at Wynn Palace.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The results presented reflect the Company's adoption of the new accounting guidance for revenue recognition ("ASC 606"), effective January 1, 2018. Certain prior period amounts have been adjusted to reflect the full retrospective adoption of ASC 606, with no impact to operating income, net income or Adjusted Property EBITDA.

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). In Macau, we own approximately 72% of WML, which includes the operations of the Wynn Palace and Wynn Macau resorts. In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas. We are currently constructing Encore Boston Harbor, an integrated casino resort in Everett, Massachusetts.

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of our operational performance for the periods for which the Consolidated Statements of Income are presented. These key operating measures are defined below:

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

Results of Operations

Summary annual results

The following table summarizes our financial results for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016
Operating revenues	$6,717,660	$6,070,160	$4,345,797
Net income attributable to Wynn Resorts, Limited	572,430	747,181	241,975
Diluted net income per share	5.35	7.28	2.38
Adjusted Property EBITDA (1)	2,044,413	1,810,732	1,259,327
(1) See Item 8—"Financial Statements and Supplemental Data," Note 16, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net income attributable to Wynn Resorts, Limited.

For the year ended December 31, 2018, net income attributable to Wynn Resorts, Limited was $572.4 million, or $5.35 per diluted share, a decrease of 23.4%, or $174.8 million, compared to $747.2 million, or $7.28 per diluted share, for the same period of 2017. The decrease in net income attributable to Wynn Resorts, Limited was primarily the result of a litigation settlement expense of $463.6 million, partially offset by an increase in operating income from Wynn Palace. Results for the years ended December 31, 2018 and 2017 results included net tax benefits of $390.9 million and $339.9 million, respectively, recorded in connection with U.S. tax reform.

For the year ended December 31, 2018, Adjusted Property EBITDA was $2.04 billion, an increase of 12.9%, or $233.7 million, from $1.81 billion for the same period of 2017. The increase in Adjusted Property EBITDA was the result of an increase of $316.3 million from Wynn Palace, partially offset by decreases of $27.5 million and $55.1 million from Wynn Macau and our Las Vegas Operations, respectively.

For the year ended December 31, 2017, net income attributable to Wynn Resorts, Limited was $747.2 million, or $7.28 per diluted share, an increase of 208.8%, or $505.2 million, compared to $242.0 million, or $2.38 per diluted share, for the same period of 2016. The increase in net income attributable to Wynn Resorts, Limited was primarily the result of the provisional income tax benefit of $339.9 million from U.S. tax reform and increases in operating income from Wynn Palace, Wynn Macau and our Las Vegas Operations, partially offset by increases in the Redemption Note fair value and interest expense as we are no longer capitalizing interest on Wynn Palace. Wynn Palace opened on August 22, 2016, with our results for 2016 including 132 days of operations.

For the year ended December 31, 2017, Adjusted Property EBITDA was $1.81 billion, an increase of 43.8%, or $551.4 million, from $1.26 billion for the same period of 2016. The increase in Adjusted Property EBITDA was the result of increases of $424.5 million, $79.2 million, and $47.7 million from Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively.

Financial results for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Operating revenues

The following table presents operating revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Years Ended December 31,
	2018	2017	Increase / (Decrease)	Percent Change
Operating Revenues
Macau Operations:
Wynn Palace	$2,757,566	$2,030,287	$727,279	35.8
Wynn Macau	2,294,525	2,336,910	(42,385)	(1.8)
Total Macau Operations	5,052,091	4,367,197	684,894	15.7
Las Vegas Operations	1,665,569	1,702,963	(37,394)	(2.2)
	$6,717,660	$6,070,160	$647,500	10.7

The increase in operating revenues was primarily driven by increases in VIP turnover and table drop at Wynn Palace. The increase at Wynn Palace was partially offset by decreases at Wynn Macau and our Las Vegas Operations. The decrease at Wynn Macau was primarily driven by a lower VIP table games win percentage. The decrease at our Las Vegas Operations was primarily driven by a conversion of wholly owned retail outlets to leased retail outlets in December 2017 and lower table games win percentage. The following table presents operating revenues from our casino and non-casino revenues (dollars in thousands):

	Years Ended December 31,
	2018	2017	Increase / (Decrease)	Percent Change
Operating revenues
Casino revenues	$4,784,990	$4,244,303	$540,687	12.7
Non-casino revenues:
Rooms	751,800	670,957	80,843	12.0
Food and beverage	754,128	732,115	22,013	3.0
Entertainment, retail and other	426,742	422,785	3,957	0.9
Total non-casino revenues	1,932,670	1,825,857	106,813	5.9
	$6,717,660	$6,070,160	$647,500	10.7

Casino revenues for the year ended December 31, 2018 were 71.2% of operating revenues, compared to 69.9% for the same period of 2017. Non-casino revenues for the year ended December 31, 2018 were 28.8% of operating revenues, compared to 30.1% for the same period of 2017.

Casino revenues

Casino revenues increased primarily due to increases in VIP turnover and table drop at Wynn Palace, partially offset by decreases at Wynn Macau and our Las Vegas Operations. The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Years Ended December 31,
	2018	2017	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$2,356,022	$1,714,417	$641,605	37.4
VIP:
Average number of table games	114	104	10	9.6
VIP turnover	$61,097,527	$52,573,258	$8,524,269	16.2
Table games win	$1,874,189	$1,486,674	$387,515	26.1
VIP win as a % of turnover	3.07%	2.83%	0.24
Table games win per unit per day	$45,006	$39,325	$5,681	14.4
Mass market:
Average number of table games	209	202	7	3.5
Table drop	$4,926,347	$3,490,363	$1,435,984	41.1
Table games win	$1,206,244	$795,159	$411,085	51.7
Table games win %	24.5%	22.8%	1.7
Table games win per unit per day	$15,834	$10,759	$5,075	47.2
Average number of slot machines	1,065	1,026	39	3.8
Slot machine handle	$3,933,064	$3,053,614	$879,450	28.8
Slot machine win	$203,568	$165,754	$37,814	22.8
Slot machine win per unit per day	$524	$443	$81	18.3
Wynn Macau:
Total casino revenues	$1,994,885	$2,073,793	$(78,908)	(3.8)
VIP:
Average number of table games	111	96	15	15.6
VIP turnover	$57,759,607	$58,303,836	$(544,229)	(0.9)
Table games win	$1,588,002	$1,907,625	$(319,623)	(16.8)
VIP win as a % of turnover	2.75%	3.27%	(0.52)
Table games win per unit per day	$39,113	$54,726	$(15,613)	(28.5)
Mass market:
Average number of table games	203	204	(1)	(0.5)
Table drop	$5,058,332	$4,525,727	$532,605	11.8
Table games win	$1,014,484	$880,964	$133,520	15.2
Table games win %	20.1%	19.5%	0.6
Table games win per unit per day	$13,698	$11,820	$1,878	15.9
Average number of slot machines	877	914	(37)	(4.0)
Slot machine handle	$3,740,096	$3,526,747	$213,349	6.0
Slot machine win	$161,384	$154,425	$6,959	4.5
Slot machine win per unit per day	$504	$463	$41	8.9

	Years Ended December 31,
	2018	2017	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$434,083	$456,093	$(22,010)	(4.8)
Average number of table games	237	236	1	0.4
Table drop	$1,852,816	$1,804,988	$47,828	2.6
Table games win	$456,021	$465,664	$(9,643)	(2.1)
Table games win %	24.6%	25.8%	(1.2)
Table games win per unit per day	$5,282	$5,415	$(133)	(2.5)
Average number of slot machines	1,822	1,856	(34)	(1.8)
Slot machine handle	$3,237,085	$3,183,369	$53,716	1.7
Slot machine win	$213,025	$218,897	$(5,872)	(2.7)
Slot machine win per unit per day	$320	$323	$(3)	(0.9)

Non-casino revenues

Non-casino revenues increased $85.7 million and $36.5 million at Wynn Palace and Wynn Macau, partially offset by a decrease of $15.4 million at our Las Vegas Operations.

Room revenues increased $80.8 million, primarily driven by increased ADR. The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Years Ended December 31,
	2018	2017	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$170,067	$121,710	$48,357	39.7
Occupancy	96.5%	96.2%	0.3
ADR	$265	$199	$66	33.2
REVPAR	$255	$191	$64	33.5
Wynn Macau:
Total room revenues (dollars in thousands)	$113,495	$95,871	$17,624	18.4
Occupancy	99.2%	97.5%	1.7
ADR	$283	$243	$40	16.5
REVPAR	$281	$237	$44	18.6
Las Vegas Operations:
Total room revenues (dollars in thousands)	$468,238	$453,376	$14,862	3.3
Occupancy	87.5%	86.9%	0.6
ADR	$314	$303	$11	3.6
REVPAR	$274	$264	$10	3.8

Food and beverage revenues increased $14.6 million and $8.3 million at Wynn Palace and Wynn Macau, respectively, driven by increased covers at our restaurants. Food and beverage revenues were relatively flat at our Las Vegas Operations.

Entertainment, retail and other revenues increased $22.8 million and $10.6 million at Wynn Palace and Wynn Macau, primarily due to an increase in retail revenues. Additionally, Wynn Palace and Wynn Macau recorded business interruption insurance proceeds of $5.4 million and $5.3 million, respectively, related to the full settlement of claims from Typhoon Hato in 2017. Our Las Vegas Operations decreased $29.4 million, primarily due to a conversion of wholly owned retail outlets to leased retail outlets, and the closure of the golf course in December 2017. We expect to reopen the golf course in the fourth quarter of 2019.

Operating expenses

	Years Ended December 31,
	2018	2017	Increase / (Decrease)	Percent Change
Operating expenses:
Casino	$3,036,907	$2,718,120	$318,787	11.7
Rooms	254,549	244,828	9,721	4.0
Food and beverage	611,706	567,690	44,016	7.8
Entertainment, retail and other	183,113	196,547	(13,434)	(6.8)
General and administrative	761,415	685,485	75,930	11.1
Litigation settlement	463,557	—	463,557	NM
Provision (benefit) for doubtful accounts	6,527	(6,711)	13,238	NM
Pre-opening	53,490	26,692	26,798	100.4
Depreciation and amortization	550,596	552,368	(1,772)	(0.3)
Property charges and other	60,256	29,576	30,680	103.7
Total operating expenses	$5,982,116	$5,014,595	$967,521	19.3
NM - Not meaningful.

Total operating expenses increased primarily due to a litigation settlement expense of $463.6 million, and an increase of $408.7 million at Wynn Palace, which primarily related to increased gaming taxes commensurate with increased casino revenues.

Casino expenses increased $363.0 million at Wynn Palace, partially offset by a decrease of $45.0 million at Wynn Macau. Our Las Vegas Operations were relatively flat. The increase in casino expenses was primarily driven by gaming taxes commensurate with an increase in casino revenue at Wynn Palace.

Rooms expenses increased $8.9 million at our Las Vegas Operations and were relatively flat at Wynn Palace and Wynn Macau. The increase at our Las Vegas Operations primarily related to repairs and maintenance expenses and increased payroll costs.

Food and beverage expenses increased $20.1 million, $7.8 million and $16.1 million at Wynn Palace, Wynn Macau, and at our Las Vegas Operations, respectively. The increases at Wynn Palace and Wynn Macau were commensurate with food and beverage revenue increases. The increase at our Las Vegas Operations was primarily driven by increased payroll costs and higher costs for entertainment at Wynn Las Vegas nightclubs.

Entertainment, retail and other expenses increased $6.9 million and $1.6 million at Wynn Palace and Wynn Macau, offset by a decrease of $21.9 million at our Las Vegas Operations. The decrease at our Las Vegas Operations was primarily driven by a conversion of wholly owned retail outlets to leased retail outlets and the closure of the golf course in December of 2017. The increase in expenses at Wynn Palace and Wynn Macau was commensurate with the increase in entertainment, retail and other revenues.

General and administrative expenses increased $18.8 million, $9.5 million, and $12.2 million, at Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively. These increases were attributable to increased payroll costs at our Macau Operations and increased payroll and advertising costs at our Las Vegas Operations. Corporate and other general and administrative expenses increased $35.4 million, primarily as a result of increased legal expenses and a fine of $20.0 million assessed by the NGC on February 26, 2019, in connection with the conclusion of an NGCB investigation which had commenced in 2018.

Litigation settlement expense of $463.6 million was incurred in connection with the repayment of the Redemption Note for claims related to the allegedly below-market interest rate of the Redemption Note. For more information, see Item 8—"Financial Statements and Supplementary Data," Note 15, "Commitments and Contingencies."

The provision for doubtful accounts was $6.5 million for the year ended December 31, 2018, compared with a benefit of $6.7 million for the year ended December 31, 2017. The benefit in the prior year was due to the collection of certain casino accounts receivable resulting in the reversal of previously recorded allowance for doubtful accounts. The balance can fluctuate due to the impact of historical collection patterns and current collection trends, as well as the specific review of customer accounts, on our estimated allowance for the respective periods.

For the year ended December 31, 2018, pre-opening expenses totaled $53.5 million, including approximately $51.6 million related to the development of Encore Boston Harbor. For the year ended December 31, 2017, we incurred pre-opening expenses of $25.9 million related to the development of Encore Boston Harbor.

The table below sets forth our property charges and other expenses (dollars in thousands):

	Years Ended December 31,
	2018	2017
Macau Operations
Wynn Palace asset abandonment and retirements	$9,830	$12,663
Wynn Macau asset abandonment and retirements	11,574	6,688
Total Macau Operations property charges and other expenses	21,404	19,351

Las Vegas Operations
Asset abandonment and retirements	4,412	1,598
Contract termination	2,194	3,000
Employee severance	8,280	—
Total Las Vegas Operations property charges and other expenses	14,886	4,598

Corporate and Other
Asset abandonment and retirements	9,294	5,627
Loss on disposal of aircraft	14,672	—
Total Corporate and Other property charges and other expenses	23,966	5,627

Total property charges and other expenses	$60,256	$29,576

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Years Ended December 31,
	2018	2017	Increase / (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$439,157	$407,098	$32,059	7.9
Capitalized interest	(57,308)	(18,434)	(38,874)	210.9
	$381,849	$388,664	$(6,815)	(1.8)

Weighted average total debt balance	$9,155,978	$10,031,005
Weighted average interest rate	4.80%	4.06%

Interest costs increased due to an increase in the weighted average interest rate, partially offset by a decrease in the weighted average debt balance. Capitalized interest increased due to Encore Boston Harbor construction activities.

Other non-operating income and expenses

We incurred losses of $69.3 million and $59.7 million for the years ended December 31, 2018 and 2017, respectively, from the change in fair value of the Redemption Note prior to its repayment in March 2018. For more information on the methodology and assumptions used in determining the fair value of the Redemption Note, see Item 8—"Financial Statements and Supplementary Data," Note 2, "Summary of Significant Accounting Policies." During the first quarter of 2018, we repaid the $1.94 billion principal amount of the Redemption Note.

We recorded a $0.1 million net gain on extinguishment of debt for the year ended December 31, 2018 related to the repayment of the Redemption Note, offset by a loss on debt extinguishment associated with the amendment of the Wynn Macau Credit Facilities. We incurred a loss of $55.4 million on the extinguishment of debt for the year ended December 31, 2017. During the year ended December 31, 2017, we completed a cash tender offer and subsequent redemption of our 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes") and issued our 5 1/4% Senior Notes due 2027 (the "2027 WLV Notes"). We also completed a cash tender offer and subsequent redemption of our 5 1/4% Senior Notes ("2021 Notes") and issued our 4 7/8% Senior Notes due 2024 (the "2024 WML Notes") and 5 1/2% Senior Notes due 2027 (the "2027 WML Notes"), together (the "WML Notes"). We recorded losses on extinguishment of debt of $20.8 million in connection with the 2022 Notes and 2027 WLV Notes transactions and $33.1 million in connection with the WML Notes transactions. Additionally, in connection with an amendment of our Wynn America credit facilities, we recorded a loss on extinguishment of debt of $1.5 million.

We incurred losses of $4.1 million and $21.7 million for the years ended December 31, 2018 and 2017, respectively, from foreign currency remeasurements. The losses were primarily due to the impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities.

Income Taxes
For the years ended December 31, 2018 and 2017, we recorded tax benefits of $497.3 million and $329.0 million, respectively. During the fourth quarter of 2018, the Company finalized its analysis of U.S. tax reform, which was enacted in the fourth quarter of 2017 and further clarified by guidance issued by the Internal Revenue Service in the fourth quarter of 2018. The guidance addressed the treatment of foreign-sourced royalties and the allocation of interest expense and other expenses to foreign source income. As a result, the Company adjusted its valuation allowance for FTC carryovers in the fourth quarter of 2018 and recorded a net tax benefit of $390.9 million, which is incremental to the $339.9 million provisional net tax benefit recorded in 2017 associated with U.S. tax reform.
Wynn Macau SA received a five-year exemption from the Macau Complementary Tax on casino gaming profits through December 31, 2020. For the years ended December 31, 2018 and 2017, we were exempt from the payment of $96.8 million and $63.0 million, respectively, in such taxes. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau special gaming tax and other levies together totaling 39% in accordance with our concession agreement.
In August 2016, Wynn Macau SA received an extension of its agreement with the Macau government that provides for an annual payment of 12.8 million Macau patacas (approximately $1.6 million) as complementary tax due by stockholders on dividend distributions through December 31, 2020.
We have participated in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP") for the 2012 through 2018 tax years and will continue to participate in the IRS CAP for the 2019 tax year.
In February 2017 and 2018, the IRS completed an examination of our 2015 and 2016 U.S. tax return, respectively, and had no changes.

In March 2017, the Financial Services Bureau commenced an examination of the 2013 and 2014 Macau income tax returns of Wynn Macau SA. In July 2018, the Financial Services Bureau issued final tax assessments for the Company for the years 2013 and 2014. While no additional tax was due, adjustments were made to the Company’s tax loss carryforwards.

In July 2017, the Financial Services Bureau commenced an examination of the 2013 and 2014 Macau income tax returns of Palo Real Estate Company Limited ("Palo"), a subsidiary of Wynn Macau SA. In February 2018, the Financial Services Bureau concluded its examination with no changes.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $230.7 million, compared to $142.1 million for the year ended December 31, 2017. These amounts are primarily related to the noncontrolling interests' share of net income from WML.

Financial results for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Operating Revenues

The following table presents operating revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Years Ended December 31,
	2017	2016	Increase / (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace (1)	$2,030,287	$555,574	$1,474,713	265.4
Wynn Macau	2,336,910	2,150,721	186,189	8.7
Total Macau Operations	4,367,197	2,706,295	1,660,902	61.4
Las Vegas Operations	1,702,963	1,639,502	63,461	3.9
	$6,070,160	$4,345,797	$1,724,363	39.7
(1) Wynn Palace opened on August 22, 2016.

The increase in operating revenues was primarily attributable to a full year of operations at Wynn Palace for year ended December 31, 2017, compared to 132 days of operations in the year ended December 31, 2016. The following table presents operating revenues from our casino revenues and non-casino revenues (dollars in thousands):

	Years Ended December 31,
	2017	2016	Increase / (Decrease)	Percent Change
Operating revenues
Casino revenues	$4,244,303	$2,750,890	$1,493,413	54.3
Non-casino revenues:
Rooms	670,957	595,610	75,347	12.7
Food and beverage	732,115	635,411	96,704	15.2
Entertainment, retail and other	422,785	363,886	58,899	16.2
Total non-casino revenues	1,825,857	1,594,907	230,950	14.5
	$6,070,160	$4,345,797	$1,724,363	39.7

Casino revenues for the year ended December 31, 2017 were 69.9% of total operating revenues, compared to 63.3% for the year ended December 31, 2016. Non-casino revenues for the year ended December 31, 2017 were 30.1% of total operating revenues, compared to 36.7% for the year ended December 31, 2016.

Casino Revenues

The increase in casino revenues was primarily attributable to the contribution of a full year of operations at Wynn Palace, compared to 132 days of operations in the year ended December 31, 2016. Wynn Macau casino revenues increased primarily due to a 23.9% increase in VIP turnover. Casino revenues at our Las Vegas Operations increased $18.7 million, driven by increases in table games win percentage and slot machine win. The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day).

	Years Ended December 31,
	2017	2016	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace (1):
Total casino revenues	$1,714,417	$448,006	$1,266,411	282.7
VIP:
Average number of table games	104	81	23	28.4
VIP turnover	$52,573,258	$14,480,023	$38,093,235	263.1
Table games win	$1,486,674	$396,954	$1,089,720	274.5
VIP win as a % of turnover	2.83%	2.74%	0.09
Table games win per unit per day	$39,325	$37,009	$2,316	6.3
Mass market:
Average number of table games	202	245	(43)	(17.6)
Table drop	$3,490,363	$1,000,881	$2,489,482	248.7
Table games win	$795,159	$211,146	$584,013	276.6
Table games win %	22.8%	21.1%	1.7
Table games win per unit per day	$10,759	$6,527	$4,232	64.8
Average number of slot machines	1,026	962	64	6.7
Slot machine handle	$3,053,614	$738,907	$2,314,707	313.3
Slot machine win	$165,754	$40,664	$125,090	307.6
Slot machine win per unit per day	$443	$320	$123	38.4

Wynn Macau:
Total casino revenues	$2,073,793	$1,865,512	$208,281	11.2
VIP:
Average number of table games	96	149	(53)	(35.6)
VIP turnover	$58,303,836	$47,048,754	$11,255,082	23.9
Table games win	$1,907,625	$1,547,261	$360,364	23.3
VIP win as a % of turnover	3.27%	3.29%	(0.02)
Table games win per unit per day	$54,726	$28,332	$26,394	93.2
Mass market:
Average number of table games	204	216	(12)	(5.6)
Table drop	$4,525,727	$4,585,476	$(59,749)	(1.3)
Table games win	$880,964	$881,797	$(833)	(0.1)
Table games win %	19.5%	19.2%	0.3
Table games win per unit per day	$11,820	$11,131	$689	6.2
Average number of slot machines	914	802	112	14.0
Slot machine handle	$3,526,747	$3,386,973	$139,774	4.1
Slot machine win	$154,425	$145,680	$8,745	6.0
Slot machine win per unit per day	$463	$497	$(34)	(6.8)
(1) Wynn Palace opened on August 22, 2016.

	Years Ended December 31,
	2017	2016	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$456,093	$437,372	$18,721	4.3
Average number of table games	236	235	1	0.4
Table drop	$1,804,988	$1,838,479	$(33,491)	(1.8)
Table games win	$465,664	$465,041	$623	0.1
Table games win %	25.8%	25.3%	0.5
Table games win per unit per day	$5,415	$5,406	$9	0.2
Average number of slot machines	1,856	1,893	(37)	(2.0)
Slot machine handle	$3,183,369	$3,148,610	$34,759	1.1
Slot machine win	$218,897	$208,024	$10,873	5.2
Slot machine win per unit per day	$323	$300	$23	7.7

Non-casino revenues

Non-casino revenues increased $208.3 million and $44.7 million at Wynn Palace and our Las Vegas Operations, offset by a decrease of $22.1 million at Wynn Macau.

Room revenues increased $75.3 million, primarily due to a full year of operations at Wynn Palace. The table below sets forth our rooms revenue and associated key operating measures for our Macau and Las Vegas Operations:

	Years Ended December 31,
	2017	2016	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace (1):
Total room revenues (dollars in thousands)	$121,710	$45,112	$76,598	169.8
Occupancy	96.2%	83.2%	13.0
ADR	$199	$232	$(33)	(14.2)
REVPAR	$191	$193	$(2)	(1.0)
Wynn Macau:
Total room revenues (dollars in thousands)	$95,871	$113,014	$(17,143)	(15.2)
Occupancy	97.5%	94.4%	3.1
ADR	$243	$277	$(34)	(12.3)
REVPAR	$237	$262	$(25)	(9.5)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$453,376	$437,484	$15,892	3.6
Occupancy	86.9%	85.3%	1.6
ADR	$303	$297	$6	2.0
REVPAR	$264	$253	$11	4.3
(1) Wynn Palace opened on August 22, 2016.

Food and beverage revenues increased $68.3 million and $32.2 million at Wynn Palace and our Las Vegas Operations, partially offset by a decrease of $3.8 million at Wynn Macau. The increase at Wynn Palace was the result of its first full year of operations, while the increase at our Las Vegas Operations was primarily driven by increased revenues at our nightclubs.

Entertainment, retail and other revenues increased $63.4 million at Wynn Palace, driven by a full year of operations. Wynn Macau and our Las Vegas Operations decreased $1.2 million and $3.4 million, respectively.

Operating expenses

	Years Ended December 31,
	2017	2016	Increase / (Decrease)	Percent Change
Operating expenses:
Casino	$2,718,120	$1,768,320	$949,800	53.7
Rooms	244,828	206,848	37,980	18.4
Food and beverage	567,690	499,202	68,488	13.7
Entertainment, retail and other	196,547	179,150	17,397	9.7
General and administrative	685,485	548,143	137,342	25.1
(Benefit) provision for doubtful accounts	(6,711)	8,203	(14,914)	(181.8)
Pre-opening	26,692	154,717	(128,025)	(82.7)
Depreciation and amortization	552,368	404,730	147,638	36.5
Property charges and other	29,576	54,822	(25,246)	(46.1)
Total operating expenses	$5,014,595	$3,824,135	$1,190,460	31.1

Total operating expenses increased primarily due to increased casino, general and administrative and depreciation and amortization expenses, offset by decreased pre-opening expenses, all primarily related to the opening of Wynn Palace.

Casino expenses increased $835.7 million and $116.5 million at Wynn Palace and Wynn Macau, partially offset by a decrease of $2.5 million at our Las Vegas Operations. The increase at Wynn Macau was driven by gaming taxes, which increased commensurate with the increase in casino revenues.

Rooms expenses increased $29.6 million and $8.3 million at Wynn Palace and our Las Vegas Operations, primarily attributable to expenses associated with the increase in occupancy and an increase in labor costs.

Food and beverage expenses increased $57.9 million and $16.2 million at Wynn Palace and our Las Vegas Operations, partially offset by Wynn Macau, which decreased $5.6 million. The increase from our Las Vegas Operations was primarily driven by an increase in labor costs.

Entertainment, retail and other expenses increased primarily due to a full year of operations at Wynn Palace.

General and administrative expenses increased primarily due to a full year of operations at Wynn Palace.

The provision for doubtful accounts was a benefit of $6.7 million for the year ended December 31, 2017, compared to an expense of $8.2 million for the year ended December 31, 2016. The change was due to the collection of certain casino accounts receivable that resulted in the reversal of previously recorded allowance for doubtful accounts.

For the year ended December 31, 2017, we incurred pre-opening expenses of $25.9 million related to Encore Boston Harbor and $0.2 million related to our Las Vegas Operations. For the year ended December 31, 2016, we incurred $129.8 million related to Wynn Palace, $22.7 million related to Encore Boston Harbor, and $2.3 million related to our Las Vegas Operations.

Depreciation and amortization expense increased primarily due to a full year of depreciation for Wynn Palace, which was placed in service in August 2016.

For the year ended December 31, 2017, we incurred property charges and other expenses of $12.6 million and $6.7 million at Wynn Palace and Wynn Macau, respectively, primarily due to abandonment charges and asset retirements associated with various renovation projects and estimated costs related to property damage caused by a typhoon that impacted Macau. In addition, we incurred $10.6 million in charges from our Las Vegas Operations primarily related to miscellaneous renovations. For the year ended December 31, 2016, we incurred a $15.5 million exit fee for the right to procure energy for our Las Vegas Operations from the wholesale energy markets instead of from the local public electric utility, $14.1 million for the write-down of the carrying value to the purchase price of an aircraft we sold in January 2017, $10.1 million in abandonment charges related to current construction of additional retail space at our Las Vegas Operations and $5.5 million for the write-off of show production costs due to the closing of Steve Wynn's ShowStoppers in December 2016.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Years Ended December 31,
	2017	2016	Increase / (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$407,098	$383,497	$23,601	6.2
Capitalized interest	(18,434)	(94,132)	75,698	(80.4)
	$388,664	$289,365	$99,299	34.3

Weighted average total debt balance	$10,031,005	$9,564,845
Weighted average interest rate	4.06%	4.00%

For the year ended December 31, 2017, interest costs increased primarily due to an increase in the weighted average total debt balance. The increase in the weighted average total debt balance was primarily driven by borrowings under the Wynn America credit facilities. Capitalized interest decreased primarily due to the completion of Wynn Palace construction activities in August of 2016, and a $25.6 million out-of-period adjustment recorded in the first quarter of 2016. During the first quarter of 2016, we corrected immaterial amounts of additional interest that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014.

Other non-operating income and expenses

We recorded a loss of $59.7 million and a gain of $65.0 million for the years ended December 31, 2017 and 2016, respectively, from the change in fair value of the Redemption Note. The change in fair value was a result of changes in certain variables used to calculate its estimated fair value.

We recorded a gain of $1.1 million and a loss of $0.4 million from the change in the fair value of derivatives for the years ended December 31, 2017 and 2016, respectively.

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

Income Taxes

For the years ended December 31, 2017 and 2016, we recorded a tax expense of $329.0 million and $8.1 million, respectively. Our income tax benefit for the year ended December 31, 2017 primarily related to a provisional tax benefit of $339.9 million resulting from the impact of U.S. tax reform on the Company's deferred taxes. Our income tax expense for the year ended December 31, 2016 primarily related to an increase in our deferred tax liabilities.
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
We have participated in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP") for the 2012 through 2018 tax years and will continue to participate in the IRS CAP for the 2019 tax year. In February 2017 and 2018, the IRS completed an examination of our 2015 and 2016 U.S. tax return, respectively, and had no changes.

In March 2017, the Financial Services Bureau commenced an examination of the 2013 and 2014 Macau income tax returns of Wynn Macau SA. As of December 31, 2017, we believed no changes to the unrecognized tax benefits were required.

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

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 8—"Financial Statements and Supplementary Data," Note 16, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income attributable to Wynn Resorts, Limited.

	Years Ended December 31,
	2018	2017	2016
Wynn Palace (1)	$843,902	$527,583	$103,036
Wynn Macau	$733,238	$760,752	$681,509
Las Vegas Operations	$467,273	$522,397	$474,766
(1) Wynn Palace opened on August 22, 2016.

Adjusted Property EBITDA at Wynn Palace increased 60.0% for the year ended December 31, 2018, compared to the same period of 2017. Since opening in August 2016, Wynn Palace has experienced significant business volume increases in both VIP and mass market operations during its first two full years of operations. Wynn Palace operated for the final 132 days of 2016, which does not compare meaningfully to 2017.

Adjusted Property EBITDA at Wynn Macau decreased 3.6% for the year ended December 31, 2018, compared to the same period of 2017, primarily due to a decrease in VIP win as a percentage of turnover, partially offset by increases in mass market table games win and slot machine win. Adjusted Property EBITDA at Wynn Macau increased 11.6% for the year ended December 31, 2017, compared to the same period of 2016, primarily due to improved VIP operations driven by a year-over-year increase in VIP turnover.

Adjusted Property EBITDA at our Las Vegas Operations decreased 10.6% for the year ended December 31, 2018, compared to the same period of 2017, primarily due to decreased table and slot win and increased operating expenses. Adjusted Property EBITDA at our Las Vegas Operations increased 10.0% for the year ended December 31, 2017, compared to the same period of 2016, primarily due to improved casino operations and food and beverage operations.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Cash Flows - Summary

Our cash flows were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$961,489	$1,876,577	$970,546
Net cash used in investing activities	(1,222,810)	(957,633)	(1,288,250)
Net cash (used in) provided by financing activities	(324,257)	(754,355)	882,629
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,733)	(3,900)	(1,129)
Increase (decrease) in cash, cash equivalents and restricted cash	$(587,311)	$160,689	$563,796

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

Net cash provided by operations for the year ended December 31, 2018 was $961.5 million, compared to $1.88 billion for the same period of 2017. The decrease was primarily driven by a litigation settlement expense and a reduction in customer deposits at our Macau Operations.

Net cash provided by operations for the year ended December 31, 2017 was $1.88 billion, compared to $970.5 million for the same period of 2016. The increase was primarily due to the operations of Wynn Palace, which generated $424.5 million of additional Adjusted Property EBITDA, and a $292.8 million increase in customer deposits at Wynn Palace.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $1.22 billion, primarily attributable to $1.48 billion in capital expenditures, net of construction payables and retention, driven by capital expenditures of $791.3 million related to Encore Boston Harbor and $247.0 million for the acquisition of land on the Las Vegas Strip directly across from Wynn Las Vegas. Capital expenditures were offset by net proceeds from sale or maturity of investment securities of $325.4 million.

Net cash used in investing activities for the year ended December 31, 2017 was $957.6 million, which was primarily attributable to $935.5 million in capital expenditures, net of construction payables and retention, with $572.8 million related to Encore Boston Harbor and $150.9 million related to our Macau Operations.

Net cash used in investing activities for the year ended December 31, 2016 was $1.29 billion, which was primarily attributable to $1.23 billion in capital expenditures, net of construction payables and retention, with $838.3 million related to Wynn Palace and $212.2 million related to Encore Boston Harbor.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2018 was $324.3 million. In March 2018, we repaid the Redemption Note principal amount of $1.94 billion using cash on hand and amounts borrowed under the Bridge Facility and the WA Senior Revolving Credit Facility. In April 2018, we repaid all amounts borrowed under the Bridge Facility and the WA Senior Revolving Credit Facility using net proceeds of $915.2 million from a registered public equity offering. In addition, we borrowed $623.9 million under the Macau Senior Revolving Credit Facility, $615.0 million under the Retail Term Loan, $500.0 million under the Wynn Resorts Term Loan, and we used cash of $569.8 million for the payment of dividends and $305.4 million for distributions to noncontrolling interest holders of the Retail Joint Venture. In the fourth quarter, the Company repurchased 1,478,552 shares of its common stock for approximately $156.7 million.

Net cash used in financing activities for the year ended December 31, 2017 was $754.4 million, which was primarily attributable to net repayments of $340.2 million under our Wynn Macau Credit Facilities, $320.8 million for dividend payments and $91.2 million for the payment of financing costs, partially offset by $180.0 million in proceeds received from Crown for assets contributed to the Retail Joint Venture.

Net cash provided by financing activities for the year ended December 31, 2016 was $882.6 million, which was primarily attributable to borrowings of $930.0 million under our Wynn America Credit Facilities and proceeds of $217.0 million from the sale of a 49.9% ownership interest in a subsidiary, partially offset by dividend payments of $325.2 million.

Capital Resources

As of December 31, 2018, we had approximately $2.22 billion of cash and cash equivalents. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits, all with original maturities of less than 90 days. Of these amounts, WML and its subsidiaries (of which we own approximately 72%) held $1.22 billion in cash and cash equivalents. If our portion of this cash and cash equivalents were repatriated to the U.S. on December 31, 2018, it would be subject to minimal U.S. taxes in the year of repatriation. Wynn America, Wynn Las Vegas, LLC and the Retail Joint Venture held cash balances of $36.2 million, $124.8 million and $16.4 million, respectively. Wynn Resorts, Limited (including its subsidiaries other than WML, Wynn America, Wynn Las Vegas, LLC and the Retail Joint Venture), which is not a guarantor of the debt of its subsidiaries but has certain indemnification obligations in connection with the Retail Term Loan, held $821.1 million of cash and cash equivalents.

The following table summarizes our outstanding borrowings and available borrowing capacity under our credit facilities and Commitment Letter as of December 31, 2018 (in thousands):

	Facility Borrowing Capacity	Borrowings Outstanding	Letters of Credit Outstanding	Facility Availability
Macau Related:
Wynn Macau Credit Facilities (1):
Senior Term Loan Facility	$2,296,999	$2,296,999	$—	$—
Senior Revolving Credit Facility	747,707	623,921	—	123,786

U.S. Related:
Commitment Letter (2)	250,000	—	—	250,000
Wynn America Credit Facilities (3):
Senior Term Loan Facility	994,780	994,780	—	—
Senior Revolving Credit Facility	375,000	—	17,689	357,311
Total	$4,664,486	$3,915,700	$17,689	$731,097

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

(2)
On September 19, 2018, the Company entered into a commitment letter (as subsequently amended and restated to add additional lenders, the “Commitment Letter”) to provide for a 364-day term loan facility to the Company in an aggregate principal amount of up to $750 million. On October 24, 2018, the Company agreed to terminate $500 million of the lenders’ commitments under the Commitment Letter. The remaining commitments of $250 million expire on April 5, 2019.

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

We expect that our future cash needs will relate primarily to operations, funding of development projects and enhancements to our operating resorts, debt service and retirement and general corporate purposes. We expect to meet our cash needs including our contractual obligations with future anticipated cash flow from operations, availability under our bank credit facilities and our existing cash balances. We intend to fund our current development projects, including Encore Boston Harbor, primarily with the available borrowing capacity under our Wynn America Credit Facilities and operating cash flows.

Macau Related Debt

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

Wynn Macau Credit Facilities. In December 2018, Wynn Macau SA amended the Wynn Macau Credit Facilities by entering into the Amended Common Terms Agreement. The Wynn Macau Senior Term Loan Facility was previously repayable in graduating installments of between 2.50% to 7.33% of the principal amount on a quarterly basis commencing December 2018, with a final installment of 50% of the principal amount repayable in September 2021; and the final maturity of any outstanding borrowings from the Wynn Macau Senior Revolving Credit Facility was previously repayable by September 2020. Following the execution of the Amended Common Terms Agreement, the Wynn Macau Senior Term Loan Facility is repayable in graduating installments of between 2.875% to 4.50% of the principal amount on a quarterly basis commencing September 30, 2020, with a final installment of 75% of the principal amount repayable in June 2022. The final maturity of any outstanding borrowings from the Wynn Macau Senior Revolving Credit Facility is in June 2022. The Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.50% to 2.25% per annum based on Wynn Macau SA's Leverage Ratio (as defined in the Wynn Macau Credit Facilities). The commitment fee required to be paid for unborrowed amounts under the Wynn Macau Senior Revolving Credit Facility, if any, is between 0.52% and 0.79%, per annum, based on Wynn Macau SA's Leverage Ratio. The annual commitment fee is payable quarterly in arrears and is calculated based on the daily average of the unborrowed amounts.

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

The Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sale and leaseback transactions, the ability to dispose of assets, and making loans or other investments. In addition, Wynn Macau SA is required by the financial covenants to maintain a Leverage Ratio of not greater than 4.75 to 1 for the fiscal year ended December 31, 2018, and an Interest Coverage Ratio (as defined in the Wynn Macau Credit Facilities) of not less than 2.00 to 1 at any time.

Borrowings under the Wynn Macau Credit Facilities will continue to be guaranteed by Palo, and by certain subsidiaries of the Company that own equity interests in Wynn Macau SA, and are secured by substantially all of the assets of Wynn Macau SA and Palo, and the equity interests in Wynn Macau SA. Borrowings under the Wynn Macau Credit Facilities are not guaranteed by the Company or WML.

In connection with the gaming concession contract of Wynn Macau SA, Wynn Macau SA entered into a Bank Guarantee Reimbursement Agreement with BNU for the benefit of the Macau government. This guarantee assures Wynn Macau SA's performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement and the payment of any gaming taxes. As of December 31, 2018, the guarantee was in the amount of MOP 300 million (approximately $37.3 million) and will remain at such amount until 180 days after the end of the term of the concession agreement (2022). BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Wynn Macau Credit Facilities, Wynn Macau SA is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee of MOP 2.3 million (approximately $0.3 million).

U.S. and Corporate Related Debt

Wynn Resorts Term Loan. On October 30, 2018, the Company and certain subsidiaries of the Company entered into a credit agreement (the "Credit Agreement") to provide for a $500 million six-year term loan facility (the “Term Loan”). The Term Loan matures on October 30, 2024 and bears interest at a rate of LIBOR plus 2.25% per year.

The Credit Agreement contains customary representations and warranties, events of default and negative and affirmative covenants, including, among other things, limitations on: indebtedness; investments; restricted payments; mergers and acquisitions; payment of indebtedness; negative pledges; liens; transactions with affiliates and sales of assets. In addition, the Credit Agreement contains a requirement that the Company must make mandatory prepayments of indebtedness equal to 50.0% of excess cash flow if the Consolidated First Lien Secured Leverage Ratio, as defined, as of the last day of the applicable fiscal year is greater than 4.5 to 1 prior to the year of opening of Encore Boston Harbor or is greater than 4 to 1 thereafter. There is no mandatory prepayment in respect of excess cash flow if the Company's Consolidated First Lien Secured Leverage Ratio is equal to or less than 4.5 to 1.

Wynn Group Asia, Inc. and Wynn Resorts Holdings, LLC, each a direct, wholly owned subsidiary of the Company (collectively, the “Guarantors”), guarantee the obligations of the Company under the Credit Agreement. The Company will pledge all of the equity interests in the Guarantors to the extent permitted by applicable law.

Retail Term Loan. On July 25, 2018, Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC (collectively, the "Retail Borrowers"), subsidiaries of the Retail Joint Venture, entered into a term loan agreement (the "Retail Term Loan Agreement") to provide for a term loan facility to the Retail Borrowers of $615.0 million (the "Retail Term Loan"). The Retail Term Loan is secured by substantially all of the assets of the Retail Borrowers. The Retail Term Loan matures on July 24, 2025 and bears interest at a rate of LIBOR plus 1.70% per annum. In accordance with the Retail Term Loan Agreement, the Retail Borrowers entered into an interest rate collar agreement with a LIBOR floor of 1.00% and a ceiling of 3.75%.

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

Commitment Letter. On September 19, 2018, the Company entered into the Commitment Letter to provide for a 364-day term loan facility to the Company in an aggregate principal amount of up to $750 million. On October 24, 2018, the Company agreed to terminate $500 million of the lenders’ commitments under the Commitment Letter, in anticipation of entering into the Credit Agreement discussed below. Accordingly, the lenders' remaining commitments under the Commitment Letter are $250 million. The remaining commitments expire on April 5, 2019 and remained fully available as of December 31, 2018.

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
During the first quarter of 2018, Wynn Resorts purchased $20 million principal amount of the 2025 Notes through open market purchases. As of December 31, 2018, Wynn Resorts holds this debt and has not contributed it to its wholly owned subsidiary, Wynn Las Vegas, LLC.

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

During the first quarter of 2018, Wynn Resorts purchased $20 million principal amount of the 2027 WLV Notes through open market purchases. As of December 31, 2018, Wynn Resorts holds this debt and has not contributed it to its wholly owned subsidiary, Wynn Las Vegas, LLC.

Each of the 2023 Notes, 2025 Notes and 2027 WLV Notes (collectively, the "WLV Notes") are senior obligations of the Issuers and are unsecured, except for the first priority pledge by Wynn Las Vegas Holdings, LLC of its equity interests in Wynn Las Vegas, LLC. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the WLV Notes will be released.

The WLV Notes are jointly and severally guaranteed by all of the Issuers' subsidiaries, other than Capital Corp., which was a co-issuer (the "Guarantors"). The guarantees are senior unsecured obligations and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Issuers' subsidiaries that are not so subordinated and will be effectively subordinated in right of payment to all of such existing and future secured debt (to the extent of the collateral securing such debt).

Each of the WLV Notes' indentures contain negative covenants and financial covenants, including, but not limited to, covenants limiting the Issuers' and the Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The 2027 Indenture also provides that Wynn America may assume all of Wynn Las Vegas, LLC's obligations under the 2027 Indenture and the 2027 WLV Notes if certain conditions set forth in the 2027 Indenture are met.

Events of default under each of the WLV Notes' indentures include, among others, the following: default for 30 days in the payment of interest when due on the applicable notes; default in payment of the principal, or premium, if any, when due on the applicable notes; failure to comply with certain covenants in the applicable indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or Guarantors, all notes then outstanding will become due and payable immediately without further action or notice.

The WLV Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

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

The Wynn America Credit Facilities contain customary representations and warranties, events of default and negative and affirmative covenants, including, among other things, limitations on: indebtedness; investments; restricted payments; mergers and acquisitions; payment of indebtedness; negative pledges; liens; transactions with affiliates and sales of assets. In addition, Wynn America is subject to financial covenants, including maintaining a Maximum Consolidated Senior Secured Net Leverage Ratio and a Minimum Consolidated EBITDA, each as defined in the Wynn America Credit Facilities. Commencing with the second full fiscal quarter ending after the fiscal quarter in which Encore Boston Harbor opens, the Maximum Consolidated Senior Secured Net Leverage Ratio is not to exceed 2.75 to 1. Commencing with the fiscal quarter ending December 31, 2015, the Minimum Consolidated EBITDA is not to be less than $200.0 million.

We provided a completion guaranty in favor of the lenders under the Wynn America Credit Facilities to support the development and opening of Encore Boston Harbor. Wynn America and the guarantors have entered into a security agreement (as amended from time to time) in favor of the lenders under the Wynn America Credit Facilities pursuant to which, subject to certain exceptions, Wynn America and the guarantors have pledged all equity interests in the guarantors to the extent permitted by applicable law and granted a first priority security interest in substantially all of the other existing and future assets of the guarantors.

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

We expect that our Las Vegas Operations will fund Wynn Las Vegas, LLC's and the Retail Borrowers' operations, capital requirements and debt service obligations with existing cash and operating cash flows. However, we cannot assure you that our Las Vegas Operations' operating cash flows will be sufficient to do so. Similarly, we expect that our Macau Operations will fund Wynn Macau SA and WML's debt service obligations with existing cash, operating cash flows and availability under the Wynn Macau Credit Facilities. However, we cannot assure you that our Macau Operations' operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 8—"Financial Statements and Supplementary Data," Note 15, "Commitments and Contingencies."

Our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of December 31, 2018, we had $843.3 million in repurchase authority remaining under the program.

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

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for an interest rate collar. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of December 31, 2018, we had outstanding letters of credit totaling $17.7 million.

Contractual Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2018 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$11,960	$1,468,703	$2,960,037	$5,100,000	$9,540,700
Fixed interest payments	235,850	471,700	459,304	467,163	1,634,017
Estimated variable interest payments (1)	214,146	407,920	147,907	59,927	829,900
Construction contracts and commitments	575,062	25,000	—	—	600,062
Operating leases	29,126	37,379	32,334	464,838	563,677
Capital leases	989	1,978	1,978	66,743	71,688
Employment agreements	72,893	68,040	3,454	—	144,387
Other (2) (3)	168,646	136,941	32,068	—	337,655
Total contractual commitments	$1,308,672	$2,617,661	$3,637,082	$6,158,671	$13,722,086

(1)	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates as of December 31, 2018. Actual rates will vary.

(2)
Other includes open purchase orders, future charitable contributions, fixed gaming tax payments in Macau, performance contracts and other contracts. As further discussed in Item 8—"Financial Statements and Supplementary Data," Note 12, "Income Taxes," we had $99.5 million of unrecognized tax benefits as of December 31, 2018. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2018.

(3)
Other excludes community payments associated with the continuing operations of Encore Boston Harbor, which commence upon the opening of the resort. These amounts are approximately $10.6 million per year with minimal annual increases.

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

Redemption Price Promissory Note

We recorded the Redemption Note at its fair value in accordance with applicable accounting guidance. As of December 31, 2017, the fair value of the Redemption Note was $1.88 billion. We utilized an independent third party valuation to assist in the determination of this fair value. In determining this fair value, we estimated the Redemption Note's present value using discounted cash flows with a probability-weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with the risk of the Redemption Note. In determining the appropriate discount rate to be used in the estimated present value, the Redemption Note's subordinated position and credit risk relative to all other debt in our capital structure and credit ratings associated with our traded debt were considered. Observable inputs for the risk-free rate based on Federal Reserve rates for U.S. Treasury securities and credit risk spread based on a yield curve index of similarly rated debt were used. The Company repaid the principal amount in full on March 30, 2018.

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

As of December 31, 2018 and 2017, 85.0% and 81.7%, respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. In addition to enforceability issues, the collectability of markers given to foreign customers is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers' home countries.

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

The following table presents key statistics related to our casino accounts receivable (dollars in thousands):

	December 31,
	2018	2017
Casino accounts receivable	$229,594	$173,664
Allowance for doubtful casino accounts receivable	31,263	28,841
Allowance as a percentage of casino accounts receivable	13.6%	16.6%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2018 and 2017, 57.9% and 42.4%, respectively, of our outstanding casino accounts receivable balance originated at our Macau Operations.

As of December 31, 2018, a 100 basis point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $2.3 million.

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

Litigation and Contingency Estimates

We are subject to various claims, legal actions and other contingencies, and we accrue for these matters when they are both probable and estimable. For matters that arose on or prior to the balance sheet date, we estimate any accruals based on the relevant facts and circumstances available through the date of issuance of the financial statements. We include the accruals associated with any contingent matters in other accrued liabilities on the consolidated balance sheets.

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

As of December 31, 2018, we have a foreign tax credit ("FTC") carryover of $3.19 billion and we have recorded a valuation allowance of $2.49 billion against this asset based on our estimate of future realization. The FTCs are attributable to the Macau special gaming tax, which is 35% of gross gaming revenue in Macau. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including recent operating profitability, forecasts of future earnings and the duration of statutory carryforward periods.

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

The following table provides estimated future cash flow information derived from our best estimates of repayments as of December 31, 2018, of our expected long-term indebtedness and related weighted average interest rates by expected maturity dates. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. Actual rates will vary. The one-month LIBOR and HIBOR rates as of December 31, 2018 of 2.52% and 2.27%, respectively, were used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable.

Years Ending December 31,
Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total
(dollars in millions)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$500.0	$4,010.0	$4,510.0
Average interest rate	—%	—%	—%	—%	4.3%	5.4%	5.2%
Variable rate	$12.0	$275.0	$1,193.7	$2,455.0	$5.0	$1,090.0	$5,030.7
Average interest rate	5.5%	4.2%	4.4%	4.2%	4.8%	4.5%	4.3%

Interest Rate Sensitivity

As of December 31, 2018, approximately 47.3% of the principal amount of our long-term debt was based on fixed rates. Based on our borrowings as of December 31, 2018, an assumed 100 basis point change in the variable rates would cause our annual interest cost to change by $50.3 million.

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

We expect most of the revenues and expenses for any casino that we operate in Macau will be in Hong Kong dollars or Macau patacas. For any U.S. dollar-denominated debt or other obligations incurred by our Macau-related entities, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on our results of operations, financial condition and ability to service debt. Based on our balances as of December 31, 2018, an assumed 100 basis point change in the US dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $28.1 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

Opinion on Internal Control over Financial Reporting
We have audited Wynn Resorts, Limited and subsidiaries' internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wynn Resorts, Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Change in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for recognizing revenue and the presentation of restricted cash and restricted cash equivalents on the statement of cash flows due to the adoption of new accounting standards. These changes have been applied retrospectively to all periods presented.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Las Vegas, Nevada
February 28, 2019

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,215,001	$2,804,474
Investment securities	—	166,773
Receivables, net	276,644	224,128
Inventories	66,627	71,636
Prepaid expenses and other	83,104	156,773
Total current assets	2,641,376	3,423,784
Property and equipment, net	9,385,920	8,498,756
Restricted cash	4,322	2,160
Investment securities	—	160,682
Intangible assets, net	222,506	123,705
Deferred income taxes, net	736,452	240,533
Other assets	225,693	232,119
Total assets	$13,216,269	$12,681,739
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$321,796	$285,437
Customer deposits	955,450	1,049,629
Gaming taxes payable	247,341	211,600
Accrued compensation and benefits	163,966	140,450
Accrued interest	61,595	94,695
Current portion of long-term debt	11,960	62,690
Other accrued liabilities	119,955	85,789
Total current liabilities	1,882,063	1,930,290
Long-term debt	9,411,140	9,565,936
Other long-term liabilities	108,277	107,163
Total liabilities	11,401,480	11,603,389
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 122,115,585 and 116,391,753 shares issued; 107,232,026 and 103,005,866 shares outstanding, respectively	1,221	1,164
Treasury stock, at cost; 14,883,559 and 13,385,887 shares, respectively	(1,344,012)	(1,184,468)
Additional paid-in capital	2,457,079	1,497,928
Accumulated other comprehensive loss	(1,950)	(1,845)
Retained earnings	921,785	635,067
Total Wynn Resorts, Limited stockholders' equity	2,034,123	947,846
Noncontrolling interests	(219,334)	130,504
Total stockholders' equity	1,814,789	1,078,350
Total liabilities and stockholders' equity	$13,216,269	$12,681,739

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Operating revenues:
Casino	$4,784,990	$4,244,303	$2,750,890
Rooms	751,800	670,957	595,610
Food and beverage	754,128	732,115	635,411
Entertainment, retail and other	426,742	422,785	363,886
Total operating revenues	6,717,660	6,070,160	4,345,797
Operating expenses:
Casino	3,036,907	2,718,120	1,768,320
Rooms	254,549	244,828	206,848
Food and beverage	611,706	567,690	499,202
Entertainment, retail and other	183,113	196,547	179,150
General and administrative	761,415	685,485	548,143
Litigation settlement	463,557	—	—
Provision (benefit) for doubtful accounts	6,527	(6,711)	8,203
Pre-opening	53,490	26,692	154,717
Depreciation and amortization	550,596	552,368	404,730
Property charges and other	60,256	29,576	54,822
Total operating expenses	5,982,116	5,014,595	3,824,135
Operating income	735,544	1,055,565	521,662
Other income (expense):
Interest income	29,866	31,193	13,536
Interest expense, net of amounts capitalized	(381,849)	(388,664)	(289,365)
Change in derivatives fair value	(4,520)	(1,056)	433
Change in Redemption Note fair value	(69,331)	(59,700)	65,043
Gain (loss) on extinguishment of debt	104	(55,360)	—
Other	(4,074)	(21,709)	(712)
Other income (expense), net	(429,804)	(495,296)	(211,065)
Income before income taxes	305,740	560,269	310,597
Benefit (provision) for income taxes	497,344	328,985	(8,128)
Net income	803,084	889,254	302,469
Less: net income attributable to noncontrolling interests	(230,654)	(142,073)	(60,494)
Net income attributable to Wynn Resorts, Limited	$572,430	$747,181	$241,975
Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$5.37	$7.32	$2.39
Diluted	$5.35	$7.28	$2.38
Weighted average common shares outstanding:
Basic	106,529	102,071	101,445
Diluted	107,032	102,598	101,855

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$803,084	$889,254	$302,469
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(1,936)	(3,832)	(180)
Change in net unrealized loss (gain) on investment securities, before and after tax	1,292	(563)	522
Redemption Note credit risk adjustment, net of tax of $2,735	9,211	—	—
Total comprehensive income	811,651	884,859	302,811
Less: comprehensive income attributable to noncontrolling interests	(230,115)	(141,007)	(60,444)
Comprehensive income attributable to Wynn Resorts, Limited	$581,536	$743,852	$242,367

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Wynn Resorts, Limited stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2016	101,571,909	$1,146	$(1,152,680)	$983,131	$1,092	$55,332	$(111,979)	$133,824	$21,845
Net income	—	—	—	—	—	241,975	241,975	60,494	302,469
Currency translation adjustment	—	—	—	—	(130)	—	(130)	(50)	(180)
Change in net unrealized gain on investment securities	—	—	—	—	522	—	522	—	522
Exercise of stock options	74,000	1	—	3,486	—	—	3,487	—	3,487
Issuance of restricted stock	412,504	4	—	(4)	—	—	—	—	—
Cancellation of restricted stock	(60,000)	(1)	—	1	—	—	—	—	—
Shares repurchased by the company and held as treasury shares	(198,942)	—	(14,017)	—	—	—	(14,017)	—	(14,017)
Shares of subsidiary purchased for share award plan	—	—	—	(5,471)	—	—	(5,471)	(2,109)	(7,580)
Sale of ownership interest in subsidiary, net of income tax of $49.8 million	—	—	—	224,013	—	—	224,013	15,890	239,903
Cash dividends declared	—	—	—	—	—	(202,210)	(202,210)	(111,716)	(313,926)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(33)	(33)
Excess tax benefits from stock-based compensation	—	—	—	802	—	—	802	—	802
Stock-based compensation	—	—	—	20,957	—	—	20,957	3,632	24,589
Balances, December 31, 2016	101,799,471	1,150	(1,166,697)	1,226,915	1,484	95,097	157,949	99,932	257,881
Cumulative effect, change in accounting for stock-based compensation	—	—	—	2,807	—	(2,696)	111	—	111
Net income	—	—	—	—	—	747,181	747,181	142,073	889,254
Currency translation adjustment	—	—	—	—	(2,766)	—	(2,766)	(1,066)	(3,832)
Change in net unrealized loss on investment securities	—	—	—	—	(563)	—	(563)	—	(563)
Exercise of stock options	661,800	7	—	61,988	—	—	61,995	214	62,209
Issuance of restricted stock	706,341	7	—	18,565	—	—	18,572	653	19,225
Cancellation of restricted stock	(13,333)	—	—	—	—	—	—	—	—
Shares repurchased by the company and held as treasury shares	(148,413)	—	(17,771)	—	—	—	(17,771)	—	(17,771)
Shares of subsidiary repurchased for share award plan	—	—	—	(283)	—	—	(283)	(109)	(392)
Sale of ownership interest in subsidiary, net of income tax of $17.8 million	—	—	—	149,259	—	—	149,259	13,238	162,497
Cash dividends declared	—	—	—	—	—	(204,515)	(204,515)	(116,568)	(321,083)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11,436)	(11,436)
Stock-based compensation	—	—	—	38,677	—	—	38,677	3,573	42,250
Balances, December 31, 2017	103,005,866	1,164	(1,184,468)	1,497,928	(1,845)	635,067	947,846	130,504	1,078,350
Cumulative effect, change in accounting for credit risk, net of tax of $2,735	—	—	—	—	(9,211)	9,211	—	—	—
Net income	—	—	—	—	—	572,430	572,430	230,654	803,084
Currency translation adjustment	—	—	—	—	(1,397)	—	(1,397)	(539)	(1,936)
Change in net unrealized loss on investment securities	—	—	—	—	1,292	—	1,292	—	1,292
Redemption Note settlement	—	—	—	—	9,211	—	9,211	—	9,211
Exercise of stock options	261,470	2	—	21,463	—	—	21,465	506	21,971
Issuance of common stock	5,300,000	53	—	915,187	—	—	915,240	—	915,240
Issuance of restricted stock	288,270	3	—	1,295	—	—	1,298	501	1,799
Cancellation of restricted stock	(125,908)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(1,497,672)	—	(159,544)	—	—	—	(159,544)	—	(159,544)
Shares of subsidiary repurchased for share award plan	—	—	—	(4,497)	—	—	(4,497)	(1,735)	(6,232)
Cash dividends declared	—	—	—	—	—	(294,923)	(294,923)	(276,528)	(571,451)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(305,372)	(305,372)
Stock-based compensation	—	—	—	25,702	—	—	25,702	2,675	28,377
Balances, December 31, 2018	107,232,026	$1,221	$(1,344,012)	$2,457,079	$(1,950)	$921,785	$2,034,123	$(219,334)	$1,814,789

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Cash flows from operating activities:
Net income	$803,084	$889,254	$302,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	550,596	552,368	404,730
Deferred income taxes	(498,654)	(310,854)	6,356
Change in Redemption Note fair value	69,331	59,700	(65,043)
Property charges and other	56,974	44,004	42,670
Amortization of debt issuance costs	36,917	25,013	24,326
Stock-based compensation expense	35,040	43,971	43,722
Provision (benefit) for doubtful accounts	6,527	(6,711)	8,203
Change in derivatives fair value	4,520	1,056	(433)
Loss on extinguishment of debt	4,391	55,360	—
Excess tax benefits from stock-based compensation	—	—	(742)
Increase (decrease) in cash from changes in:
Receivables, net	(59,157)	829	(39,272)
Inventories and prepaid expenses and other	(5,212)	(4,372)	(36,642)
Customer deposits	(92,395)	456,005	163,217
Accounts payable and accrued expenses	49,527	70,954	116,985
Net cash provided by operating activities	961,489	1,876,577	970,546
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(1,475,972)	(935,474)	(1,225,943)
Purchase of intangible and other assets	(126,414)	(13,571)	(14,985)
Proceeds from sale of assets	54,213	20,374	3,872
Proceeds from the sale or maturity of investment securities	359,461	200,366	144,829
Purchase of investment securities	(34,098)	(229,328)	(196,750)
Return of investment in unconsolidated affiliates	—	—	727
Net cash used in investing activities	(1,222,810)	(957,633)	(1,288,250)
Cash flows from financing activities:
Repayments of long-term debt	(3,032,267)	(2,959,843)	(400,707)
Proceeds from issuance of long-term debt	2,788,925	2,429,988	1,430,313
Payments for financing costs	(48,297)	(91,174)	(5,381)
Payment to acquire derivatives	(3,900)	—	—
Proceeds from issuance of common stock, net of issuance costs	915,240	—	—
Dividends paid	(569,781)	(320,760)	(325,217)
Distribution to noncontrolling interest	(305,372)	(11,436)	(33)
Repurchase of common stock	(159,544)	(17,771)	(14,017)
Proceeds from exercise of stock options	21,971	62,209	3,487
Shares of subsidiary repurchased for share award plan	(6,232)	(392)	(7,580)
Sale of ownership interest in subsidiaries	75,000	180,000	217,000
Income taxes paid from sale of ownership interest of subsidiary	—	(25,176)	—
Payments on long-term land concession obligation	—	—	(15,978)
Excess tax benefits from stock-based compensation	—	—	742
Net cash (used in) provided by financing activities	(324,257)	(754,355)	882,629
Effect of exchange rate on cash	(1,733)	(3,900)	(1,129)
Cash, cash equivalents and restricted cash:
Increase (decrease) in cash, cash equivalents and restricted cash	(587,311)	160,689	563,796
Balance, beginning of period	2,806,634	2,645,945	2,082,149
Balance, end of period	$2,219,323	$2,806,634	$2,645,945

Supplemental cash flow disclosures
Cash paid for interest, net of amounts capitalized	$378,023	$367,074	$265,076
Cash paid for income taxes	$1,885	$37,089	$2,040
Property and equipment acquired under capital lease	$—	$16,593	$—
Stock-based compensation capitalized into construction	$11	$80	$92
Liability settled with shares of common stock	$1,800	$19,225	$—
Change in accounts and construction payables related to property and equipment	$35,934	$(35,447)	$(34,049)
Change in dividends payable on unvested restricted stock included in other accrued liabilities	$1,669	$323	$(11,291)
Note receivable acquired from sale of ownership interest in subsidiary	$—	$—	$72,464
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

Macau Operations

Wynn Palace, which opened on August 22, 2016, features a luxury hotel tower with 1,706 guest rooms, suites and villas, approximately 424,000 square feet of casino space, 13 food and beverage outlets, approximately 37,000 square feet of meeting and convention space, approximately 106,000 square feet of retail space, public attractions, including a performance lake and floral art displays and recreation and leisure facilities.

Wynn Macau features two luxury hotel towers with a total of 1,008 guest rooms and suites, approximately 273,000 square feet of casino space, 11 food and beverage outlets, approximately 31,000 square feet of meeting and convention space, approximately 59,000 square feet of retail space, a rotunda show and recreation and leisure facilities.

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 192,000 square feet of casino space, 33 food and beverage outlets, approximately 290,000 square feet of meeting and convention space, approximately 160,000 square feet of retail space (the majority of which is owned and operated under a joint venture of which the Company owns 50.1%), as well as two theaters, three nightclubs and a beach club and recreation and leisure facilities.

In December 2016, the Company entered into a joint venture arrangement (the "Retail Joint Venture") with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space. In November 2017, the Company contributed approximately 74,000 square feet of additional retail space to the Retail Joint Venture. The Company opened the additional retail space during the fourth quarter of 2018. For more information on the Retail Joint Venture, see Note 14, "Retail Joint Venture."

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as a variable interest entity ("VIE") and of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 14, "Retail Joint Venture." All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with current year presentation, including reclassifications related to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU No. 2016-18, Statement of Cash

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Flows - Restricted Cash (Topic 230), as further discussed in Recently Adopted Accounting Standards. These reclassifications had no effect on previously reported net income.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value.

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents:
Cash (1)	$1,455,744	$2,354,244
Cash equivalents (2)	759,257	450,230
Total cash and cash equivalents	2,215,001	2,804,474
Restricted cash (3)	4,322	2,160
Total cash, cash equivalents and restricted cash	$2,219,323	$2,806,634

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of December 31, 2018 and 2017, approximately 85.0% and 81.7%, respectively, of the Company's markers

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Receivables, net consisted of the following (in thousands):

	December 31,
	2018	2017
Casino	$229,594	$173,664
Hotel	22,086	22,487
Other	57,658	58,577
	309,338	254,728
Less: allowance for doubtful accounts	(32,694)	(30,600)
	$276,644	$224,128

Inventories

Inventories consist of retail merchandise and food and beverage items, which are stated at the lower of cost or market value and certain operating supplies. Cost is determined by the first-in, first-out, weighted average and specific identification methods.

Property and Equipment

Purchases of property and equipment are stated at cost, and when placed into service, are depreciated over the estimated useful lives of the assets using the straight-line method as follows:

Estimated Useful Life in Years
Buildings and improvements	10 - 45
Land improvements	10 - 45
Furniture, fixtures and equipment	3 - 20
Leasehold interest in land	25
Airplanes	20

Costs related to improvements are capitalized, while costs of repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in property charges and other.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project using the weighted average cost of the Company's outstanding borrowings. Interest of $57.3 million, $18.4 million and $94.1 million was capitalized for the years ended December 31, 2018, 2017 and 2016, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible Assets

The Company's indefinite-lived intangible assets consist primarily of water rights acquired as part of the original purchase price of the property on which Wynn Las Vegas is located, and trademarks. Indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually. The Company's finite-lived intangible assets consist primarily of its Macau gaming concession, Massachusetts gaming license and an intangible asset associated with its undeveloped land in Las Vegas. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

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

Debt Issuance Costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. Debt issuance costs incurred in connection with the issuance of the Company's revolving credit facilities are presented in noncurrent assets on the Consolidated Balance Sheets. All other debt issuance costs are presented as a direct reduction of long-term debt on the Consolidated Balance Sheets. Approximately $36.9 million, $25.0 million, and $24.3 million was amortized to interest expense during the years ended December 31, 2018, 2017 and 2016, respectively.

Redemption Price Promissory Note

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

In accordance with the terms of the Retail Term Loan Agreement (as defined in Note 6, "Long-Term Debt"), the Retail Borrowers (as defined in Note 6, "Long-Term Debt") entered into a five-year interest rate collar with a notional value of $615 million for a cash payment of $3.9 million in July 2018. The interest rate collar establishes a range whereby the Retail Borrowers will pay the counterparty if one-month LIBOR falls below the established floor rate of 1.00%, and the counterparty will pay the Retail Borrowers if one-month LIBOR exceeds the ceiling rate of 3.75%. The interest rate collar settles monthly commencing in

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 2019 through the termination date in August 2024. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rate, respectively. The Company measures the fair value of the interest rate collar at each balance sheet date based on a Black-Scholes option pricing model, which incorporates observable market inputs such as market volatility and interest rates, with changes in fair value recorded in earnings. As of December 31, 2018, the fair value of the interest rate collar was a liability of $0.6 million and was recorded in other long-term liabilities in the accompanying Consolidated Balance Sheet.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Consolidated Statements of Income. These taxes totaled $2.44 billion, $2.17 billion and $1.32 billion for the years ended December 31, 2018, 2017 and 2016, respectively.

Advertising Costs

The cost of advertising is expensed as incurred, and totaled $40.6 million, $37.8 million and $37.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Pre-Opening Expenses

Pre-opening expenses represent personnel, advertising, and other costs incurred prior to the opening of new ventures and are expensed as incurred. During the years ended December 31, 2018 and 2017, the Company incurred pre-opening expenses primarily in connection with the development of Encore Boston Harbor. During the year ended December 31, 2016 the Company incurred pre-opening expenses primarily in connection with the development of Wynn Palace.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income includes net income and all other non-stockholder changes in equity or other comprehensive income (loss). Components of the Company's comprehensive income are reported in the accompanying Consolidated Statements of Stockholders' Equity and Consolidated Statements of Comprehensive Income.

The following table presents the changes by component, net of tax and noncontrolling interests, in accumulated other comprehensive loss of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Redemption Note	Accumulated other comprehensive loss
January 1, 2018	$(553)	$(1,292)	$—	$(1,845)
Cumulative credit risk adjustment (1)	—	—	(9,211)	(9,211)
Change in net unrealized gain (loss)	(1,397)	(1,510)	7,690	4,783
Amounts reclassified to net income (2)	—	2,802	1,521	4,323
Other comprehensive income (loss)	(1,397)	1,292	9,211	9,106
December 31, 2018	$(1,950)	$—	$—	$(1,950)

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	December 31, 2018	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$759,257	$—	$759,257	$—
Restricted cash	$4,322	$2,015	$2,307	$—

Liabilities:
Interest rate collar	$619	$—	$619	$—

		Fair Value Measurements Using:
	December 31, 2017	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$450,230	$11,200	$439,030	$—
Available-for-sale securities	$327,455	$—	$327,455	$—
Restricted cash	$2,160	$—	$2,160	$—

Liabilities:
Redemption Note	$1,879,058	$—	$1,879,058	$—

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net income attributable to Wynn Resorts, Limited	$572,430	$747,181	$241,975

Denominator:
Weighted average common shares outstanding	106,529	102,071	101,445
Potential dilutive effect of stock options and restricted stock	503	527	410
Weighted average common and common equivalent shares outstanding	107,032	102,598	101,855

Net income attributable to Wynn Resorts, Limited per common share, basic	$5.37	$7.32	$2.39
Net income attributable to Wynn Resorts, Limited per common share, diluted	$5.35	$7.28	$2.38

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted earnings per share	102	106	758

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting standards, which require the compensation cost relating to share-based payment transactions be recognized in the Company's Consolidated Statements of Income. The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award), and forfeitures are recognized as they occur. The Company's stock-based employee compensation arrangements are more fully discussed in Note 11, "Stock-Based Compensation."

Recently Adopted Accounting Standards

Revenue Recognition Standard

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing revenue recognition guidance and creates a new topic for Revenue from Contracts with Customers. The guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also substantially revises required interim and annual disclosures. The Company adopted the guidance on January 1, 2018, which resulted in the following significant impacts on its Consolidated Financial Statements:

•	The promotional allowances line item was eliminated from the Consolidated Statements of Income with the majority of the amount being netted against casino revenues.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below provides a reconciliation of amounts previously reported and the resulting impacts from the adoption of the new revenue recognition guidance (in thousands):

	December 31, 2017
	As Previously Reported	Adoption of ASC 606	As Adjusted
Gross revenues	$6,768,246	$(698,086)	$6,070,160
Promotional allowances	(461,878)	461,878	—
Operating revenues	6,306,368	(236,208)	6,070,160
Operating expenses	5,250,803	(236,208)	5,014,595
Operating income	$1,055,565	$—	$1,055,565

	December 31, 2016
	As Previously Reported	Adoption of ASC 606	As Adjusted
Gross revenues	$4,836,355	$(490,558)	$4,345,797
Promotional allowances	(370,058)	370,058	—
Operating revenues	4,466,297	(120,500)	4,345,797
Operating expenses	3,944,635	(120,500)	3,824,135
Operating income	$521,662	$—	$521,662

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 824-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This update eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The Company adopted this guidance on January 1, 2018, which resulted in a $9.2 million cumulative unrealized loss, net of tax, being recorded to accumulated other comprehensive loss with a corresponding increase to retained earnings. The adjustment represents the portion of the cumulative change in the Redemption Note fair value resulting from the change in the instrument-specific credit risk previously included in other income (expense) on the Consolidated Statements of Income.

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance on January 1, 2018 on a retrospective basis and the updated disclosures are reflected for the periods presented in the Consolidated Statements of Cash Flows. For the years ended December 31, 2017 and 2016, $190.6 million of cash inflows and $190.8 million of cash outflows, respectively, were previously reported within cash flows from financing activities.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other than Inventory (Topic 740), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, rather than deferring such recognition until the asset is sold to an outside party. The Company adopted the guidance effective January 1, 2018, and this adoption did not have a material effect on its Consolidated Financial Statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230), which clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. In particular, the new guidance clarifies the classification related to several types of cash flows, including items such as debt extinguishment costs and distributions received from equity method investees. The new guidance also provides a three-step approach for classifying cash receipts and payments that have aspects of more than one class of cash flows. The Company adopted this guidance on January 1, 2018, and this adoption did not have a material effect on its Consolidated Statements of Cash Flows.

Accounting Standards Issued But Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, "Topic 842"). Topic 842 amends the existing guidance relating to the definition of a lease, recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability on the balance sheet, measured on a discounted basis. Operating leases are currently not recognized on the balance sheet. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance. Entities are required to adopt Topic 842 using a modified retrospective transition method at one of the following application dates: (1) the later of the beginning of the earliest period presented in the financial statements and the lease commencement date or (2) on the effective date of adoption. The Company will adopt Topic 842 on January 1, 2019 using the effective date transition approach, which will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption.

Topic 842 provides for transition relief by permitting the election of certain practical expedients. The Company is electing the reassessment package of practical expedients, which permits the Company not to reassess whether (1) any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification remains appropriate for any expired or existing leases as of the adoption date and (3) previously capitalized costs continue to qualify as initial direct costs on expired or existing leases as of the adoption date. The Company is not electing the hindsight practical expedient, which requires an entity to use hindsight in determining the lease term and in assessing impairment of right-of-use assets.

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

Financial Instruments - Credit Losses

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance will be effective beginning January 1, 2020, with early adoption permitted beginning January 1, 2018. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company does not plan to early adopt this ASU, and is currently evaluating the impact of adopting this guidance.

Cloud Computing Arrangement Implementation Costs

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to eliminate potential diversity in practice in accounting for costs incurred to implement cloud computing arrangements that are service contracts by requiring customers in such arrangements to follow internal-use software guidance with respect to such costs, with any resulting deferred implementation costs recognized over the term of the contract in the same income statement line item as the fees associated with the hosting element of the arrangement. The ASU will be effective for the Company on January 1, 2020, with early adoption permitted. The Company is

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

currently assessing whether to early adopt and the impact the guidance will have on its Consolidated Financial Statements and related disclosures.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The new guidance will be effective beginning January 1, 2020, with early adoption permitted upon issuance of this updated guidance. The Company does not plan to early adopt this ASU, and is currently evaluating the impact of adopting this guidance.

Note 3 - Investment Securities

During the year ended December 31, 2018, the Company sold its investment securities for net proceeds of $325.4 million, and as of December 31, 2018, had no investment securities.

As of December 31, 2017, investment securities consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
As of December 31, 2017
Domestic and foreign corporate bonds	$328,747	$6	$(1,298)	$327,455

The Company assesses for indicators of other-than-temporary impairment on a quarterly basis. The Company determines whether (i) it does not have the intent to sell any of these investments, and (ii) it will not likely be required to sell these investments prior to the recovery of the amortized cost. During the year ended December 31, 2018, the Company determined it had an other-than-temporary impairment and recorded a loss of $1.8 million.

Note 4 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Buildings and improvements	$7,707,467	$7,582,611
Land and improvements	1,141,032	853,738
Furniture, fixtures and equipment	2,288,370	2,211,974
Leasehold interests in land	313,516	314,068
Airplanes	110,623	158,840
Construction in progress	1,912,801	1,016,207
	13,473,809	12,137,438
Less: accumulated depreciation	(4,087,889)	(3,638,682)
	$9,385,920	$8,498,756

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $546.1 million, $547.9 million and $398.2 million, respectively.

As of December 31, 2018 and 2017, construction in progress consisted primarily of costs capitalized, including interest, for the construction of Encore Boston Harbor.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In 2018, the Company sold two airplanes with a total net book value of $65.3 million for proceeds of $50.6 million. As a result, the Company recorded the $14.7 million loss on disposal in Property Charges and Other on the Consolidated Income Statement.

Land Acquisition

During the first quarter of 2018, the Company acquired approximately 38 acres of land on the Las Vegas Strip directly across from Wynn Las Vegas for $336.2 million, approximately 16 acres of which are subject to a ground lease that expires in 2097. The Company expects to use this land for future development.

In accordance with asset acquisition accounting standards, the Company allocated the purchase price to the identifiable assets acquired based on the relative fair value of each component. As a result, the Company recorded $247.0 million of the purchase price as land and $89.1 million of the purchase price as a definite-lived intangible asset. For more information regarding the intangible asset and lease, see Note 5,"Intangible Assets, net."

Note 5 - Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31,
	2018	2017
Indefinite-lived intangible assets:
Water rights	$6,760	$6,400
Trademarks and other	1,637	1,387
Total indefinite-lived intangible assets	8,397	7,787

Finite-lived intangible assets:
Macau gaming concession	42,300	42,300
Less: accumulated amortization	(33,965)	(31,582)
	8,335	10,718

Massachusetts gaming license	117,700	105,200
Less: accumulated amortization	—	—
	117,700	105,200

Undeveloped land - Las Vegas	89,101	—
Less: accumulated amortization	(1,027)	—
	88,074	—

Total finite-lived intangible assets	214,109	115,918
Total intangible assets, net	$222,506	$123,705

Water rights and trademarks are indefinite-lived assets and, accordingly, are not amortized. Water rights primarily reflect the fair value allocation determined in the purchase of the property on which Wynn Las Vegas is located in April 2000. The value of the trademarks and other primarily represents the costs to acquire the "Le Rêve" name.

The Macau gaming concession is a finite-lived intangible asset that is being amortized over the 20-year life of the concession. The Company expects that amortization of the Macau gaming concession will be $2.4 million each year from 2019 through 2021, and $1.2 million in 2022.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Massachusetts gaming license cost reflects consideration paid to the Commonwealth of Massachusetts for the license fee and certain costs incurred in connection with and contractually related to obtaining the license. The Company identifies the license as a finite-lived intangible asset and will amortize it over a period of 15 years beginning upon the opening of the resort.

During the first quarter of 2018, the Company acquired approximately 38 acres of land, of which approximately 16 acres are subject to an assumed ground lease that expires in 2097. The assumed ground lease agreement provides for certain minimum lease payments, determined at the time of original lease inception, which the Company determined to be below market when assumed. The ground lease payments are $3.8 million until 2023 and total payments of $370.7 million thereafter. In accordance with asset acquisition accounting standards, the Company allocated the purchase price to the identifiable assets acquired based on the relative fair value of each component. As a result, the Company recorded $89.1 million of the purchase price as a definite-lived intangible asset, which represents the favorable terms of the assumed ground lease relative to the market, to be amortized on a straight-line basis over the remaining term of the lease. The Company expects that amortization of the associated intangible asset will be $1.1 million each year from 2019 through 2096, and $0.7 million in 2097.

Note 6 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2018	2017
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility, due 2022	$2,296,999	$2,298,798
Senior Revolving Credit Facility, due 2022	623,921	—
4 7/8% Senior Notes, due 2024	600,000	600,000
5 1/2% Senior Notes, due 2027	750,000	750,000

U.S. and Corporate Related:
Wynn America Credit Facilities:
Senior Term Loan Facility, due 2021	994,780	1,000,000
4 1/4% Senior Notes, due 2023	500,000	500,000
5 1/2% Senior Notes, due 2025	1,780,000	1,800,000
5 1/4% Senior Notes, due 2027	880,000	900,000
Retail Term Loan, due 2025	615,000	—
Wynn Resorts Term Loan, due 2024	500,000	—
Redemption Price Promissory Note, due 2022	—	1,936,443
	9,540,700	9,785,241
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(117,600)	(99,231)
Less: Redemption Note fair value adjustment	—	(57,384)
	9,423,100	9,628,626
Less: Current portion of long-term debt	(11,960)	(62,690)
Total long-term debt, net of current portion	$9,411,140	$9,565,936

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Macau Related Debt

Wynn Macau Credit Facilities

The Company's credit facilities consist of an approximately $2.30 billion equivalent senior secured term loan facility (the "Wynn Macau Senior Term Loan Facility") and an approximately $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility" and together with the Wynn Macau Senior Term Loan Facility, the "Wynn Macau Credit Facilities"). The borrower is Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of WML. Wynn Macau SA has the ability to upsize the Wynn Macau Credit Facilities by an additional $1 billion in equivalent senior secured loans upon satisfaction of various conditions.
As of December 31, 2018, the Company had available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility of $123.8 million. Wynn Macau SA borrows and repays its revolving credit facility from time to time as cash needs permit.
In December 2018, Wynn Macau SA amended the Wynn Macau Credit Facilities by entering into the Amended Common Terms Agreement. The Wynn Macau Senior Term Loan Facility was previously repayable in graduating installments of between 2.50% to 7.33% of the principal amount on a quarterly basis commencing December 2018, with a final installment of 50% of the principal amount repayable in September 2021; and the final maturity of any outstanding borrowings from the Wynn Macau Senior Revolving Credit Facility was previously repayable by September 2020. Following the execution of the Amended Common Terms Agreement, the Wynn Macau Senior Term Loan Facility is repayable in graduating installments of between 2.875% to 4.50% of the principal amount on a quarterly basis commencing September 30, 2020, with a final installment of 75% of the principal amount repayable in June 2022; and the final maturity of any outstanding borrowings from the Wynn Macau Senior Revolving Credit Facility is in June 2022. As of December 31, 2018 and 2017, the weighted average interest rate was 4.17% and 3.16%, respectively. The commitment fee required to be paid for unborrowed amounts under the Wynn Macau Senior Revolving Credit Facility, if any, is between 0.52% and 0.79%, per annum, based on Wynn Macau SA's Leverage Ratio. The annual commitment fee is payable quarterly in arrears and is calculated based on the daily average of the unborrowed amounts.
The Wynn Macau Credit Facilities contain a requirement that Wynn Macau SA must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If Wynn Macau SA's Leverage Ratio is greater than 4.5 to 1, then 25% of Excess Cash Flow (as defined in the Wynn Macau Credit Facilities) must be used for prepayment of indebtedness and cancellation of available borrowings under the Wynn Macau Credit Facilities. There is no mandatory prepayment in respect of Excess Cash Flow if Wynn Macau SA's Leverage Ratio is equal to or less than 4.5 to 1. The Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sale and leaseback transactions, the ability to dispose of assets, and making loans or other investments. In addition, Wynn Macau SA is required by the financial covenants to maintain a Leverage Ratio of not greater than 4.75 to 1 for the fiscal year ending December 31, 2018, and an Interest Coverage Ratio (as defined in the Wynn Macau Credit Facilities) of not less than 2.00 to 1 at any time.

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

In connection with the gaming concession contract of Wynn Macau SA, Wynn Macau SA entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino, S.A. ("BNU") for the benefit of the Macau government. This guarantee assures Wynn Macau SA's performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement and the payment of any gaming taxes. As of December 31, 2018, the guarantee was in the amount of 300 million Macau patacas ("MOP") (approximately $37.3 million) and will remain at such amount until 180 days after the end of the term of the concession agreement in 2022. BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Wynn Macau Credit Facilities, Wynn Macau SA is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee of MOP 2.3 million (approximately $0.3 million).

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

WML Finance Revolving Credit Facility
The Company's credit facilities included a HK$3.87 billion (approximately $495.2 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility") under which WML Finance I, Limited, an indirect wholly owned subsidiary of WML, was the borrower. The WML Finance Credit Facility bore interest initially at 1.50% per annum, such rate calculated as the interest rate paid by the lender as the deposit bank for the cash collateral deposited and pledged with the lender plus a margin of 0.40%. On July 18, 2018, the WML Finance Credit Facility matured with no outstanding borrowings.
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. and Corporate Related Debt

Bridge Facility

On March 28, 2018, the Company entered into a credit agreement to provide for an $800 million 364-day term loan (the "Bridge Facility"). On April 3, 2018, the Company repaid all amounts borrowed under the Bridge Facility using net proceeds from the issuance of its common stock. See Note 7, "Stockholders' Equity" for additional information on the Company's issuance of common stock. The Bridge Facility bore interest at either LIBOR plus 2.75% per annum or base rate plus 1.75% per annum.

Redemption Price Promissory Note

On March 30, 2018, the Company used the net proceeds from the Bridge Facility, along with cash on hand and borrowings under its WA Senior Revolving Credit Facility (defined below) to repay the Redemption Note principal amount of $1.94 billion pursuant to the Settlement Agreement and Mutual Release ("Settlement Agreement"). See Note 15, "Commitments and Contingencies" for additional information on the Settlement Agreement.

Commitment Letter

On September 19, 2018, the Company entered into a commitment letter (the “Commitment Letter”) to provide for a 364-day term loan facility to the Company of up to $750 million. On October 24, 2018, the Company agreed to terminate $500 million of the lenders’ commitments under the Commitment Letter, in anticipation of entering into the Credit Agreement discussed below. Accordingly, the lenders' remaining commitments under the Commitment Letter are $250 million. The remaining commitments expire on April 5, 2019 and remained fully available as of December 31, 2018.

Wynn Resorts Term Loan

On October 30, 2018, the Company and certain subsidiaries of the Company entered into a credit agreement (the "Credit Agreement") to provide for a $500.0 million six-year term loan facility (the “Term Loan”). The Term Loan bears interest at a rate of LIBOR plus 2.25% per year. As of December 31, 2018, the interest rate was 4.78%. The Company is required to begin making quarterly principal repayments of $1.3 million beginning in March 2019, with a final installment of $471.3 million due upon maturity on October 30, 2024. The Company intends to use the net proceeds of the Term Loan for general corporate purposes, including, without limitation, repurchases of the Company’s common stock, investments in subsidiaries and/or capital expenditures.

The Credit Agreement contains customary representations and warranties, events of default and negative and affirmative covenants, including, among other things, limitations on: indebtedness; investments; restricted payments; mergers and acquisitions; payment of indebtedness; negative pledges; liens; transactions with affiliates and sales of assets. In addition, the Credit Agreement contains a requirement that the Company must make mandatory prepayments of indebtedness equal to 50.0% of excess cash flow if the Consolidated First Lien Secured Leverage Ratio, as defined, as of the last day of the applicable fiscal year is greater than 4.5 to 1 prior to the year of opening of Encore Boston Harbor or is greater than 4.0 to 1 thereafter. There is no mandatory prepayment in respect of excess cash flow if the Company's Consolidated First Lien Secured Leverage Ratio is equal to or less than 4.5 to 1.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of December 31, 2018, the Company had available borrowing capacity of $357.3 million, net of $17.7 million in outstanding letters of credit, under the WA Senior Revolving Credit Facility.

Subject to certain exceptions, the Wynn America Credit Facilities bear interest at either base rate plus 0.75% per annum or LIBOR plus 1.75% per annum. As of December 31, 2018 and 2017, the interest rate was 4.10% and 3.32%, respectively. The annual fee required to pay for unborrowed amounts, if any, is 0.30% per annum, payable quarterly in arrears, calculated based on the daily average of the unborrowed amounts under such credit facilities.

The Wynn America Credit Facilities contain customary representations and warranties, events of default and negative and affirmative covenants, including, among other things, limitations on: indebtedness; investments; restricted payments; mergers and acquisitions; payment of indebtedness; negative pledges; liens; transactions with affiliates and sales of assets. In addition, Wynn America is subject to financial covenants, including maintaining a Maximum Consolidated Senior Secured Net Leverage Ratio and a Minimum Consolidated EBITDA, each as defined in the Wynn America Credit Facilities. Commencing with the second full fiscal quarter ending after the fiscal quarter in which Encore Boston Harbor opens, the Maximum Consolidated Senior Secured Net Leverage Ratio is not to exceed 2.75 to 1. Commencing with the fiscal quarter ending December 31, 2015, the Minimum Consolidated EBITDA is not to be less than $200.0 million.

The Company has provided a completion guaranty in favor of the lenders under the Wynn America Credit Facilities to support the development of Encore Boston Harbor.

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

On March 20, 2018, the Issuers executed a second supplemental indenture (the "Supplemental Indenture") to the 2023 Indenture, as supplemented by the 2025 Indenture, relating to the Issuers’ 2023 Notes. The Supplemental Indenture amended the 2023 Indenture by conforming the definition of "Change of Control" relating to ownership of equity interests in the Company in the Indenture to the terms of the indentures governing the Issuers’ other outstanding notes. As part of executing the Supplemental Indenture, the Issuers paid $25 million to consenting holders of the 2023 Notes. The Company accounted for this transaction as a modification and recorded the $25 million as debt issuance costs on the Consolidated Balance Sheet.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
During the first quarter of 2018, Wynn Resorts purchased $20 million principal amount of the 2025 Notes through open market purchases. As of December 31, 2018, Wynn Resorts holds this debt and has not contributed it to its wholly owned subsidiary, Wynn Las Vegas, LLC.

5 1/4% Senior Notes due 2027

In May 2017, the Issuers issued the $900 million 5 1/4% Senior Notes due 2027 (the "2027 WLV Notes") pursuant to an indenture, dated as of May 11, 2017 (the "2027 Indenture"), among the Issuers, the Guarantors and the Trustee. The 2027 WLV Notes were issued at par. The Issuers used the net proceeds from the 2027 WLV Notes and cash on hand to fund the cost of extinguishing the 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes").

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

Events of default under the 2027 Indenture include, among others, the following: default for 30 days in the payment of interest when due on the 2027 WLV Notes; default in payment of the principal, or premium, if any, when due on the 2027 WLV Notes; failure to comply with certain covenants in the 2027 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any Guarantor, all 2027 WLV Notes then outstanding will become due and payable immediately without further action or notice.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the first quarter of 2018, Wynn Resorts purchased $20 million principal amount of the 2027 WLV Notes through open market purchases. As of December 31, 2018, Wynn Resorts holds this debt and has not contributed it to its wholly owned subsidiary, Wynn Las Vegas, LLC.

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

The Retail Term Loan Agreement provides for a term loan facility to the Retail Borrowers of $615.0 million (the "Retail Term Loan"). The Retail Term Loan is secured by substantially all of the assets of the Retail Borrowers. The Retail Term Loan matures on July 24, 2025 and bears interest at a rate of LIBOR plus 1.70% per annum. As of December 31, 2018, the interest rate was 4.05%. In accordance with the Retail Term Loan Agreement, the Retail Borrowers entered into an interest rate collar agreement with a LIBOR floor of 1.00% and a ceiling of 3.75%. See Note 2, “Summary of Significant Accounting Policies”, for additional information on the interest rate collar. The Retail Borrowers distributed approximately $589 million of the net proceeds of the Retail Term Loan to their members on a proportionate basis to each member’s ownership percentage.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Covenant Compliance

As of December 31, 2018, management believes the Company was in compliance with all debt covenants.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2018 were as follows (in thousands):

Years Ending December 31,
2019	$11,960
2020	275,040
2021	1,193,663
2022	2,455,037
2023	505,000
Thereafter	5,100,000
9,540,700
Unamortized debt issuance costs and original issue discounts and premium, net	(117,600)
$9,423,100

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of December 31, 2018 and 2017, was approximately $8.97 billion and $7.95 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $9.54 billion and $7.85 billion, respectively. The estimated fair value as of December 31, 2017 excludes the Redemption Note. See Note 2, "Summary of Significant Accounting Policies" for discussion of the estimated fair value of the Redemption Note. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

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

Common Stock

The Company's Board of Directors has authorized an equity repurchase program. As of December 31, 2018, the Company had $1.0 billion in repurchase authority under the program, which may include repurchases from time to time through open market purchases or negotiated transactions, depending on market conditions. During the year ended December 31, 2018, the Company repurchased 1,478,552 shares at a net cost of $156.7 million. During the years ended December 31, 2017 and 2016, no repurchases were made under the equity repurchase program. As of December 31, 2018, the Company had $843.3 million in repurchase authority under the program.

During the years ended December 31, 2018, 2017 and 2016, the Company withheld a total of 19,120 shares, 148,413 shares and 198,942 shares, respectively, in satisfaction of tax withholding obligations on vested restricted stock.

Dividends

During the first quarter of 2018, the Company paid a cash dividend of $0.50 per share and $0.75 per share for the three subsequent quarters, for annual cash dividends of $2.75 per share. In each quarter of 2017 and 2016, the Company paid a cash

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

dividend of $0.50 per share. During the years ended December 31, 2018, 2017 and 2016, the Company recorded $294.9 million, $204.5 million and $202.2 million as a reduction of retained earnings from cash dividends declared.

On January 30, 2019, the Company announced a cash dividend of $0.75 per share, payable on February 26, 2019, to stockholders of record as of February 15, 2019.

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

Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, Wynn Resorts redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock. For more information, see Note 15, "Commitments and Contingencies."

Note 8 - Noncontrolling Interests

Wynn Macau, Limited

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

On October 5, 2018, WML paid a cash dividend of HK$0.75 per share, consisting of an interim dividend of HK$0.32 per share for the six months ended June 30, 2018 and a special dividend of HK$0.43 per share, for a total of $496.6 million. The Company's share of this dividend was $358.3 million with a reduction of $138.2 million to noncontrolling interests in the accompanying Consolidated Balance Sheet.

On April 25, 2018, WML paid a cash dividend of HK$0.75 per share for a total of $497.1 million. The Company's share of this dividend was $358.8 million with a reduction of $138.3 million to noncontrolling interests in the accompanying Consolidated Balance Sheet.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Retail Joint Venture

During the year ended December 31, 2018 the Retail Joint Venture made aggregate distributions of $305.4 million to its non-controlling interest holder in connection with the distribution of the net proceeds of the Retail Term Loan and distributions made in the normal course of business. For more information on the Retail Term Loan and on the Retail Joint Venture, see Note 6, "Long-Term Debt," and Note 14, "Retail Joint Venture," respectively.

Note 9 - Benefit Plans

Defined contribution plans

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matches 50% of employee contributions, up to 6% of employees' eligible compensation. During the years ended December 31, 2018, 2017 and 2016, the Company recorded matching contribution expenses of $6.4 million, $6.1 million and $6.1 million, respectively.

Wynn Macau also operates a defined contribution retirement benefits plan (the "Wynn Macau Plan"). Eligible employees are allowed to contribute 5% of their salary to the Wynn Macau Plan and the Company matches any contributions. The assets of the Wynn Macau Plan are held separately from those of the Company in an independently administered fund. The Company's matching contributions vest to the employee at 10% per year with full vesting in ten years. Forfeitures of unvested contributions are used to reduce the Company's liability for its contributions payable. During the years ended December 31, 2018, 2017 and 2016, the Company recorded matching contribution expenses of $16.6 million, $15.8 million and $12.9 million, respectively.

Multi-employer pension plan

Wynn Las Vegas, LLC contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement, which expires in July 2021. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the "Plan") (EIN: 88-6016617 Plan Number: 1). The Company recorded expenses of $11.9 million, $11.5 million and $9.3 million for contributions to the Plan for the years ended December 31, 2018, 2017 and 2016, respectively. For the 2017 plan year, the most recent for which plan data is available, the Company's contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on information the Company received from the Plan, it was certified to be in neither endangered nor critical status for the 2017 plan year. Risks of participating in a multi-employer plan differ from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability; and (4) if the plan is terminated by withdrawal of all employers and if the value of the nonforfeitable benefits exceeds plan assets and withdrawal liability payments, employers are required by law to make up the insufficient difference.

Note 10 - Revenue

The Company’s revenue from contracts with customers primarily consists of casino wagers and sales of rooms, food and beverage, entertainment, retail and other goods and services.
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

Disaggregation of Revenues
The Company operates integrated resorts in Macau and Las Vegas and generates revenues at its properties by providing the following types of services and products: gaming, rooms, food and beverage and entertainment, retail and other. Revenues disaggregated by type of revenue and geographic location are as follows (in thousands):

Year Ended December 31, 2018	Macau Operations	Las Vegas Operations	Total
Casino	$4,350,907	$434,083	$4,784,990
Rooms	283,562	468,238	751,800
Food and beverage	187,006	567,122	754,128
Entertainment, retail and other (1)	230,616	196,126	426,742
Total operating revenues	$5,052,091	$1,665,569	$6,717,660

Year Ended December 31, 2017
Casino	$3,788,210	$456,093	$4,244,303
Rooms	217,581	453,376	670,957
Food and beverage	164,189	567,926	732,115
Entertainment, retail and other (1)	197,217	225,568	422,785
Total operating revenues	$4,367,197	$1,702,963	$6,070,160

Year Ended December 31, 2016
Casino	$2,313,518	$437,372	$2,750,890
Rooms	158,126	437,484	595,610
Food and beverage	99,703	535,708	635,411
Entertainment, retail and other (1)	134,948	228,938	363,886
Total operating revenues	$2,706,295	$1,639,502	$4,345,797
(1) Includes lease revenue accounted for under lease accounting guidance.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company’s primary liabilities associated with customer contracts are as follows (in thousands):

	December 31, 2018	December 31, 2017	Increase (decrease)	December 31, 2017	December 31, 2016	Increase (decrease)
Casino outstanding chips and front money deposits (1)	$905,561	$991,957	$(86,396)	$991,957	$546,487	$445,470
Advance room deposits and ticket sales (2)	42,197	48,065	(5,868)	48,065	41,583	6,482
Other gaming-related liabilities (3)	12,694	12,765	(71)	12,765	12,033	732
Loyalty program and related liabilities (4)	18,148	18,421	(273)	18,421	7,942	10,479
	$978,600	$1,071,208	$(92,608)	$1,071,208	$608,045	$463,163

(1) Casino outstanding chips represent amounts owed to junkets and customers for chips in their possession, and casino front money deposits represent funds deposited by customers before gaming play occurs. These amounts are included in customer deposits on the Consolidated Balance Sheets and may be recognized as revenue or will be redeemed for cash in the future.

(2) Advance room deposits and ticket sales represent cash received in advance for goods or services to be provided in the future. These amounts are included in customer deposits on the Consolidated Balance Sheets and will be recognized as revenue when the goods or services are provided or the events are held. Decreases in this balance generally represent the recognition of revenue and increases in the balance represent additional deposits made by customers. The deposits are expected to primarily be recognized as revenue within one year.

(3) Other gaming-related liabilities generally represent unpaid wagers primarily in the form of unredeemed slot, race and sportsbook tickets or wagers for future sporting events. The amounts are included in other accrued liabilities on the Consolidated Balance Sheets.

(4) Loyalty program and related liabilities represent the deferral of revenue until the loyalty points or other complimentaries are redeemed. The amounts are included in other accrued liabilities on the Consolidated Balance Sheets and are expected to be recognized as revenue within one year of being earned by customers.

Note 11 - Stock-Based Compensation

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

As of December 31, 2018, the Company had an aggregate of 3,041,051 shares of its common stock available for grant as share-based awards under the Omnibus Plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

The summary of stock option activity under the Omnibus Plan for the year ended December 31, 2018 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	644,460	$73.93
Granted	—	$—
Exercised	(261,470)	$77.07
Forfeited or expired	(37,200)	$172.07
Outstanding as of December 31, 2018	345,790	$60.99	1.25	$14,796,122
Fully vested and expected to vest as of December 31, 2018	345,790	$60.99	1.25	$14,796,122
Exercisable as of December 31, 2018	285,790	$63.91	1.44	$11,688,722

The following is provided for stock options under the Omnibus Plan (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2018	2017	2016
Weighted average grant date fair value	$—	$—	$34.90
Intrinsic value of stock options exercised	$22,387	$29,716	$3,657
Cash received from the exercise of stock options	$20,148	$61,506	$3,487

As of December 31, 2018, there was $0.6 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 0.34 years.

Nonvested shares

The summary of nonvested share activity under the Omnibus Plan for the year ended December 31, 2018 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2018	460,584	$98.21
Granted	288,270	170.13
Vested	(96,559)	121.51
Forfeited	(125,908)	133.76
Nonvested as of December 31, 2018	526,387	$127.84

The following is provided for the share awards under the Omnibus Plan (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2018	2017	2016
Weighted average grant date fair value	$170.13	$109.28	$63.56
Fair value of shares vested	$13,024	$45,801	$39,380

As of December 31, 2018, there was $49.6 million of unamortized compensation expense related to nonvested shares, which is expected to be recognized over a weighted average period of 3.66 years.

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

Share Option Plan

WML adopted a stock incentive plan, effective September 16, 2009, for the grant of stock options to purchase shares of WML to eligible directors and employees of its subsidiaries (the "Share Option Plan"). The Share Option Plan is administered by WML's Board of Directors, which has the discretion on the vesting and service requirements, exercise price, performance targets to exercise if applicable and other conditions, subject to certain limits. A maximum of 518,750,000 shares have been reserved for issuance under the Share Option Plan. As of December 31, 2018, there were 507,244,000 shares available for issuance under the Share Option Plan.

The summary of stock option activity under the Share Option Plan for the year ended December 31, 2018 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	7,006,000	$2.32
Granted	4,494,000	$2.65
Exercised	(941,600)	$1.94
Outstanding as of December 31, 2018	10,558,400	$2.49	7.80	$1,403,732
Fully vested and expected to vest as of December 31, 2018	10,558,400	$2.49	7.80	$1,403,732
Exercisable as of December 31, 2018	3,302,800	$2.72	5.20	$484,717

The following is provided for stock options under the Share Option Plan (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2018	2017	2016
Weighted average grant date fair value	$0.57	$0.56	$0.31
Intrinsic value of stock options exercised	$1,715	$369	$—
Cash received from the exercise of stock options	$1,823	$703	$—

As of December 31, 2018, there was $3.4 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 4.30 years.

Share Award Plan

On June 30, 2014, the Company's majority-owned subsidiary, WML, approved and adopted the WML Employee Ownership Scheme (the "Share Award Plan"). The Share Award Plan allows for the grant of nonvested shares of WML's common stock to eligible employees. The Share Award Plan is administered by WML's Board of Directors and has been mandated under the plan to allot, issue and process the transfer of a maximum of 50,000,000 shares. The Board of Directors has discretion on the vesting and service requirements, exercise price and other conditions, subject to certain limits. As of December 31, 2018, there were 33,362,988 shares available for issuance under the Share Award Plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The summary of nonvested share activity under the Share Award Plan for the year ended December 31, 2018 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2018	11,842,707	$2.24
Granted	3,256,630	$3.07
Vested	(3,565,245)	$3.56
Forfeited	(1,780,825)	$2.03
Nonvested as of December 31, 2018	9,753,267	$2.07

The weighted average grant date fair value for shares granted during the year and the total fair value of shares vested under the Share Award Plan is presented below (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2018	2017	2016
Weighted average grant date fair value	$3.07	$2.22	$1.38
Fair value of shares vested	$1,309	$6,884	$—

As of December 31, 2018, there was $12.7 million of unamortized compensation expense, which is expected to be recognized over a weighted average period of 2.82 years.

Compensation Cost

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Casino	$5,946	$6,954	$11,304
Rooms	437	655	374
Food and beverage	1,125	1,466	1,060
Entertainment, retail and other	111	147	82
General and administrative	28,872	34,749	30,398
Pre-opening	750	—	504
Property charges and other (1)	(2,201)	—	—
Total stock-based compensation expense	35,040	43,971	43,722
Total stock-based compensation capitalized	11	80	92
Total stock-based compensation costs	$35,051	$44,051	$43,814
(1) In 2018, reflects the reversal of compensation cost previously recognized for awards forfeited in connection with the departure of an employee.

For the year ended December 31, 2018, the Company recorded an expense of approximately $5.8 million in connection with the departure of the Company's general counsel and the related accelerated vesting of previously granted share-based awards and a $1.8 million one-time cash payment.

Certain members of the Company's executive management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $6.7 million, $23.7 million and $19.2 million, for the year ended December 31, 2018, 2017 and 2016, respectively. The Company settled the obligation for the 2018 annual incentive bonus by issuing vested shares in January 2019. The Company settled the obligation for the 2017 annual incentive bonus by issuing vested shares in December 2017 and January 2018.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the years ended December 31, 2018, 2017 and 2016, the Company recognized income tax benefits in the Consolidated Statements of Income of $5.7 million, $10.8 million and $10.4 million, respectively, related to stock-based compensation expense. Additionally, during the years ended December 31, 2018, 2017 and 2016, the Company realized tax benefits of $4.6 million, $25.4 million and $6.7 million, respectively, related to stock option exercises and restricted stock vesting that occurred in those years.
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

There were no stock options granted under the Omnibus Plan during the years ended December 31, 2018 and 2017. The fair value of stock options granted under the Omnibus Plan during the year ended December 31, 2016 was estimated on the date of grant using an expected dividend yield of 2.0%, expected volatility of 45.4%, a risk-free interest rate of 1.1% and an expected term of 6.0 years.

The fair value of stock options granted under WML's Share Option Plan was estimated on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2018	2017	2016
Expected dividend yield	5.7%	5.7%	6.3%
Expected volatility	40.2%	41.5%	42.6%
Risk-free interest rate	2.3%	1.1%	1.0%
Expected term (years)	6.5	6.5	6.5

Note 12 - Income Taxes

Consolidated income (loss) before taxes for United States ("U.S.") and foreign operations consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
United States	$(491,523)	$90,206	$90,900
Foreign	797,263	470,063	219,697
Total	$305,740	$560,269	$310,597

The income tax (benefit) provision attributable to income before income taxes is as follows (in thousands):

	December 31,
	2018	2017	2016
Current
U.S. Federal	$(637)	$(19,856)	$60
U.S. State	198	51	79
Foreign	1,749	1,674	1,633
Total	1,310	(18,131)	1,772
Deferred
U.S. Federal	(483,681)	(309,423)	5,081
U.S. State	(14,973)	(1,431)	1,275
Total	(498,654)	(310,854)	6,356
Total income tax benefit	$(497,344)	$(328,985)	$8,128

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	December 31,
	2018	2017	2016
U.S. Federal statutory rate	21.0%	35.0%	35.0%
Foreign tax credits, net of valuation allowance	(154.9)%	(136.1)%	(61.5)%
Non-taxable foreign income	(48.8)%	(20.1)%	(20.7)%
Foreign tax rate differential	(20.8)%	(17.0)%	(14.5)%
Global intangible low-taxed income	28.3%	—%	—%
Change in tax rate	—%	(11.8)%	—%
Repatriation of foreign earnings	—%	81.0%	51.6%
Valuation allowance, other	9.3%	5.9%	7.5%
Other, net	3.2%	4.4%	5.2%
Effective income tax rate	(162.7)%	(58.7)%	2.6%

Wynn Macau SA received a five-year exemption from Macau's 12% Complementary Tax on casino gaming profits through December 31, 2020. Accordingly, for the years ended December 31, 2018, 2017 and 2016, the Company was exempt from the payment of such taxes totaling $96.8 million, $63.0 million and $27.3 million or $0.90, $0.61 and $0.27 per diluted share, respectively. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

Wynn Macau SA also entered into an agreement with the Macau government that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA on dividend distributions through 2020. As a result of the stockholder dividend tax agreements, income tax expense includes $1.6 million for each of the years ended December 31, 2018, 2017 and 2016.

The Macau special gaming tax is 35% of gross gaming revenue. U.S. tax laws only allow a foreign tax credit ("FTC") up to 21% of foreign source income. In February 2010, the Company and the IRS entered into a Pre-Filing Agreement ("PFA") providing that the Macau special gaming tax qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. FTC.

In December 2017, the U.S. Tax Cuts and Jobs Act ("U.S. tax reform") was enacted. Also in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. For the year ended December 31, 2017, the Company recorded a provisional net tax benefit of $339.9 million based on the Company's initial analysis of the U.S. tax reform. During the fourth quarter of 2018, the Company finalized its analysis of U.S. tax reform, which was further clarified by guidance issued by the Internal Revenue Service in the fourth quarter of 2018. The guidance addressed the treatment of foreign-sourced royalties and the allocation of interest expense and other expenses to foreign source income. As a result, the Company adjusted its valuation allowance for FTC carryovers and recorded a net tax benefit of $390.9 million, which is incremental to the $339.9 million provisional net tax benefit recorded in 2017.

During the years ended December 31, 2018, 2017 and 2016, the Company recognized tax benefits of $82.8 million, $746.6 million and $170.5 million, respectively (net of valuation allowance and uncertain tax positions), for FTCs generated from the earnings of Wynn Macau SA.

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. During the years ended December 31, 2018 and 2017, the aggregate valuation allowance for deferred tax assets decreased by $746.6 million and increased by $103.7 million, respectively. The 2018 decrease is primarily related to the expiration of FTCs. The 2017 increase is primarily related to FTC carryforwards and other foreign deferred tax assets that are not considered more likely than not realizable.

The Company recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock and accrued dividends of $2.0 million, $2.6 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, in excess of the amounts reported for such items as compensation costs under accounting standards related to stock-based compensation.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets—U.S.:
Foreign tax credit carryforwards	$3,187,797	$3,616,872
Disallowed interest expense carryforward	67,368	—
Construction in progress	42,528	5,009
Receivables, inventories, accrued liabilities and other	10,878	19,356
Stock-based compensation	5,477	5,084
Other tax credit carryforwards	4,946	1,999
Intangibles and related other	489	3,486
Other	2,279	86
	3,321,762	3,651,892
Less: valuation allowance	(2,500,027)	(3,273,292)
	821,735	378,600
Deferred tax liabilities—U.S.:
Property and equipment	(70,560)	(111,988)
Redemption Note fair value	—	(13,139)
Prepaid insurance, maintenance and taxes	(12,430)	(10,391)
Other	(2,293)	(2,549)
	(85,283)	(138,067)
Deferred tax assets—Foreign:
Net operating loss carryforwards	94,244	74,345
Property and equipment	41,520	36,299
Pre-opening expenses	8,421	10,717
Other	651	1,493
	144,836	122,854
Less: valuation allowance	(143,872)	(117,175)
	964	5,679
Deferred tax liabilities—Foreign:
Property and equipment	(964)	(5,679)

Net deferred tax asset	$736,452	$240,533

FTC carryforwards of $545.7 million expired as of December 31, 2018. As of December 31, 2018, the Company had FTC carryforwards (net of uncertain tax positions) of $3.19 billion. Of this amount, $110.9 million will expire in 2019, $530.4 million in 2020, $540.3 million in 2021, $756.0 million in 2023, $710.7 million in 2024, $47.2 million in 2025 and $492.4 million in 2027. The Company has a disallowed interest carryforward of $294.2 million which does not expire. The Company has no U.S. tax loss carryforwards. The Company incurred foreign tax losses of $340.0 million, $319.1 million and $317.3 million during the tax years ended December 31, 2018, 2017 and 2016, respectively. These foreign tax loss carryforwards expire in 2021, 2020 and 2019, respectively.

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

As of December 31, 2018 and 2017, the Company had valuation allowances of $2.49 billion and $3.27 billion, respectively, provided on FTCs expected to expire unutilized and valuation allowances of $5.3 million and $3.5 million provided on other U.S.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

deferred tax assets. As of December 31, 2018 and 2017, the Company had valuation allowances of $143.9 million and $117.2 million, respectively, provided on its foreign deferred tax assets.

The Company had the following activity for unrecognized tax benefits as follows (in thousands):

	December 31,
	2018	2017	2016
Balance at beginning of period	$95,236	$90,523	$88,314
Increases based on tax positions of the current year	8,926	8,520	5,930
Reductions due to lapse in statutes of limitations	(4,692)	(3,807)	(3,721)
Balance at end of period	$99,470	$95,236	$90,523

As of December 31, 2018, 2017 and 2016, unrecognized tax benefits of $99.5 million, $95.2 million and $90.3 million, respectively, were recorded as reductions in deferred income taxes, net. As of December 31, 2016, $0.2 million of unrecognized tax benefits were recorded in other long-term liabilities. The Company had no unrecognized tax benefits recorded in other long-term liabilities as of December 31, 2018 and 2017.

As of December 31, 2018, 2017 and 2016, $31.0 million, $26.9 million and $22.6 million, respectively, of unrecognized tax benefits would, if recognized, impact the effective tax rate.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the year ended December 31, 2018, the Company recognized no interest and penalties. During each of the years ended December 31, 2017 and 2016, the Company recognized $0.9 million in interest in the provision for income taxes.

The Company anticipates that the 2014 statute of limitations will expire in the next 12 months for certain foreign tax jurisdictions. Also, the Company's unrecognized tax benefits include certain income tax accounting methods, which govern the timing and deductibility of income tax deductions. As a result, the Company's unrecognized tax benefits could increase up to $5.1 million over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company's income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. The Company's 2002 to 2014 domestic income tax returns remain subject to examination by the IRS to the extent tax attributes carryforward to future years. The Company's 2015 to 2017 domestic income tax returns also remain subject to examination by the IRS. The Company's 2014 to 2017 Macau income tax returns remain subject to examination by the Financial Services Bureau.

The Company has participated in the IRS Compliance Assurance Program ("CAP") for the 2012 through 2018 tax years and will continue to participate in the IRS CAP for the 2019 tax year.

In February 2017 and 2018, the Company received notification that the IRS completed its examination of the Company's 2015 and 2016 U.S. income tax returns, respectively. There were no changes in its unrecognized tax benefits as a result of the completion of these examinations.

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

On December 31, 2018, the statute of limitations for the 2013 Macau Complementary tax return expired. As a result of the expiration of the statute of limitations for the Macau Complementary Tax return, the total amount of unrecognized tax benefits decreased by $4.7 million.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2017, the Financial Services Bureau commenced an examination of the 2013 and 2014 Macau income tax returns of Wynn Macau SA. In July 2018, the Financial Services Bureau issued final tax assessments for the Company for the years 2013 and 2014. While no additional tax was due, adjustments were made to the Company’s tax loss carryforwards

In July 2017, the Financial Services Bureau commenced an examination of the 2013 and 2014 Macau income tax returns of Palo. In February 2018, the Financial Services Bureau concluded its examination with no changes.

Note 13 - Related Party Transactions

Agreements with Stephen A. Wynn

On February 6, 2018, Stephen A. Wynn ("Mr. Wynn"), resigned as Chairman of the Board of Directors and Chief Executive Officer of Wynn Resorts and on February 15, 2018, Mr. Wynn entered into a separation agreement with the Company specifying the terms of his termination of service with the Company (the "Separation Agreement"). The Separation Agreement terminated Mr. Wynn’s employment agreement with the Company and confirmed that Mr. Wynn is not entitled to any severance payment or other compensation from the Company under his employment agreement.

Under the Separation Agreement, Mr. Wynn agreed not to compete against the Company for a period of two years and to provide reasonable cooperation and assistance to the Company in connection with any private litigation or arbitration and to the Board of Directors of the Company or any committee of the Board of Directors in connection with any investigation by the Company related to his service with the Company. The Separation Agreement provided that (i) Mr. Wynn’s lease of his personal residence at Wynn Las Vegas would terminate not later than June 1, 2018 and until such date Mr. Wynn would continue to pay rent at its fair market value, unless Mr. Wynn elected to terminate the lease before such date, (ii) Mr. Wynn’s current healthcare coverage would terminate on December 31, 2018, and (iii) administrative support for Mr. Wynn would terminate on May 31, 2018. Additionally, in order to conduct sales of Company shares in an orderly fashion, the Company agreed to enter into a registration rights agreement with Mr. Wynn, with Mr. Wynn to reimburse the Company for its reasonable expenses.

As a result of Mr. Wynn’s resignation and the Separation Agreement, an aircraft purchase option that gave Mr. Wynn the right to purchase any or all of the aircraft owned by the Company or its direct wholly owned subsidiaries terminated on February 6, 2018. Further, under the parties' Surname Rights Agreement, Mr. Wynn granted the Company an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the "Wynn" surname for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Pursuant to the Separation Agreement, if the Company ceases to use the "Wynn" surname and trademark, the Company will assign all of its right, title, and interest in the "Wynn" trademark to Mr. Wynn and terminate the Surname Rights Agreement. The lease of Mr. Wynn’s residence was terminated by agreement of the parties on April 10, 2018.

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

Home Purchase

In May 2010, the Company entered into an employment agreement with Linda Chen ("Ms. Chen"), who is the President and Chief Operating Officer of Wynn Macau SA. The term of the employment agreement is through February 24, 2020. Under the terms of the employment agreement, the Company purchased a home in Macau for use by Ms. Chen and has made renovations to the home with total costs of $10.0 million through December 31, 2018. Upon the occurrence of certain events set forth below, Ms. Chen has the option to purchase the home at the then fair market value of the home (as determined by an independent appraiser) less a discount equal to ten percentage points multiplied by each anniversary of the term of the agreement that has occurred (the "Discount Percentage"). The option is exercisable for (a) no consideration at the end of the term, (b) $1.00 in the event of termination of Ms. Chen's employment without "cause" or termination of Ms. Chen's employment for "good reason" following a "change of control" or (c) at a price based on the applicable Discount Percentage in the event Ms. Chen terminates the agreement due to

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

material breach by the Company. Upon Ms. Chen's termination for "cause," Ms. Chen will be deemed to have elected to purchase the Macau home based on the applicable Discount Percentage unless the Company determines to not require Ms. Chen to purchase the home. If Ms. Chen's employment terminates for any other reason before the expiration of the term (e.g., because of her death or disability or due to revocation of her gaming license), the option will terminate.

Cooperation Agreement

On August 3, 2018, the Company entered into a Cooperation Agreement (the "Cooperation Agreement") with Elaine P. Wynn regarding the composition of the Company’s Board of Directors and certain other matters, including, among other things, the appointment of Mr. Philip G. Satre to the Company's Board of Directors, standstill restrictions, releases, non-disparagement, reimbursement of expenses and the grant of certain complimentary privileges. The term of the Cooperation Agreement expires on the day after the conclusion of the 2020 annual meeting of the Company’s stockholders, unless earlier terminated pursuant to the circumstances described in the Cooperation Agreement.

Amounts Due to Officers, Directors and Former Directors

The Company periodically provides services to certain executive officers, directors or former directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers, directors or former directors reimburse the Company. The Company requires prepayment for any such services, which amounts are replenished on an ongoing basis as needed. As of December 31, 2018, these net deposit balances with the Company were immaterial, as were the services provided. As of December 31, 2017, the officers and directors had a net deposit balance with the Company of $0.4 million.

Note 14 - Retail Joint Venture

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

In November 2017, the Company contributed approximately 74,000 square feet of additional retail space to the Retail Joint Venture. The Company opened the additional retail space during the fourth quarter of 2018. In connection with this transaction, the Company contributed certain assets with a net book value of $25.4 million, consisting primarily of construction in progress for the additional retail space, to the Retail Joint Venture, and received cash of $180.0 million from Crown. After this additional transaction, the Company maintains a 50.1% ownership in the Retail Joint Venture and remains the managing member. The Company's responsibilities with respect to the Retail Joint Venture include day-to-day business operations, property management services and a role in the leasing decisions of the retail space.

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

As of December 31, 2018 and 2017, the Retail Joint Venture had total assets of $85.0 million and $59.7 million, respectively, and total liabilities of $619.6 million and $0.9 million, respectively. The Retail Joint Venture's total liabilities as of December 31,

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2018 included long-term debt of $611.1 million, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

Note 15 - Commitments and Contingencies

Encore Boston Harbor Development

On April 28, 2017, Wynn MA, LLC ("Wynn MA"), an indirect wholly owned subsidiary of the Company, entered into an agreement concerning the construction of Encore Boston Harbor, which, among other things, confirmed the guaranteed maximum price for the construction work undertaken by the general contractor. The general contractor is obligated to substantially complete the project by June 24, 2019 for a guaranteed maximum price of $1.32 billion. Both the contract time and guaranteed maximum price are subject to further adjustment under certain conditions. The performance of the general contractor is backed by a payment and performance bond in the amount of $350.0 million.

Wynn Las Vegas Meeting and Convention Expansion

Wynn Golf, LLC, a direct wholly owned subsidiary of the Company, entered into an agreement concerning the construction of approximately 430,000 square feet of additional meeting and convention space at Wynn Las Vegas, which, among other things, confirmed the guaranteed maximum price for the construction work undertaken by the general contractor. The general contractor is obligated to substantially complete the project by December 19, 2019 for a guaranteed maximum price of $286.8 million. Both the contract time and guaranteed maximum price are subject to further adjustment under certain conditions.
Leases

Lessor Arrangements

The Company is the lessor under leases for retail space at its resorts. The lease agreements include minimum base rents with contingent rental clauses primarily based on percentage of net sales exceeding minimum base rents.

The following table presents the future minimum rentals to be received under the operating leases (in thousands):

Years Ending December 31,
2019	$132,249
2020	130,731
2021	69,272
2022	48,024
2023	29,784
Thereafter	79,868
Total future minimum rentals	$489,928

The total future minimum rentals do not include contingent rentals. Contingent rentals were $53.8 million, $38.6 million and $34.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Lessee Arrangements

The Company is the lessee under leases for office space, warehouse facilities, certain office equipment and various parcels of land, including the land that Wynn Macau and Wynn Palace are built on. As of December 31, 2018, capital leases reflected in property and equipment, net on the Consolidated Balance Sheet were $16.5 million. The future minimum lease payments for capital leases are discounted to their present value in the table below and are included in other long-term liabilities on the Consolidated Balance Sheet.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2018, the Company was obligated under non-cancelable leases to make future minimum lease payments as follows (in thousands):

Years Ending December 31,	Operating Leases	Capital Leases
2019	$29,126	$989
2020	20,153	989
2021	17,226	989
2022	16,466	989
2023	15,868	989
Thereafter	464,838	66,743
Total minimum lease payments	563,677	71,688
Less: Amount representing interest	—	(55,140)
	$563,677	$16,548

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $27.1 million, $18.3 million and $17.9 million, respectively.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three to five year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts). As of December 31, 2018, the Company was obligated to make future payments of $72.9 million, $49.0 million, $19.1 million, $2.9 million and $0.5 million during the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively.

Other Commitments

The Company has additional commitments for gaming tax payments in Macau and performance and other miscellaneous contracts. As of December 31, 2018, the Company was obligated under these arrangements, to make future minimum payments as follows (in thousands):

Years Ending December 31,
2019	$168,646
2020	80,548
2021	56,393
2022	27,088
2023	4,980
Thereafter	—
Total minimum payments	$337,655

The above table does not include community payments associated with the continuing operations of Encore Boston Harbor, which commence upon the opening of the resort. These amounts are approximately $10.6 million per year with minimal annual increases.

Letters of Credit

As of December 31, 2018, the Company had outstanding letters of credit of $17.7 million.

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

Determination of Unsuitability and Redemption of Aruze and Affiliates

On February 18, 2012, Wynn Resorts' Gaming Compliance Committee received an independent report by Freeh, Sporkin & Sullivan, LLP (the "Freeh Report") detailing a pattern of misconduct by the Okada Parties. Based on the findings in the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties were "unsuitable persons" under Article VII of the Company's articles of incorporation. On that same day, Wynn Resorts redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock, and, pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze in redemption of the shares.

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties, alleging breaches of fiduciary duty and related claims (the "Redemption Action") arising from the activities addressed in the Freeh Report. The Company sought compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and canceling the shares of Aruze.

On March 12, 2012, the Okada Parties filed an answer denying the claims and a counterclaim purporting to assert claims against the Company, certain individuals who were members of the Company's Board of Directors (other than Mr. Okada) and Wynn Resorts' former General Counsel, Kimmarie Sinatra ("Ms. Sinatra"), related to the redemption, the determination of fair value of the redeemed shares and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze, Mr. Wynn, and Elaine P. Wynn (the "Stockholders Agreement").

On March 8, 2018, the Company entered into the Settlement Agreement by and between the Company, Mr. Wynn, Linda Chen, Russell Goldsmith, Ray R. Irani, Robert J. Miller, John A. Moran, Marc D. Schorr, Alvin V. Shoemaker, D. Boone Wayson, Allan Zeman, and Ms. Sinatra (collectively, the "Wynn Parties"), and Universal Entertainment Corp. and Aruze (collectively with Universal Entertainment Corp., the "Universal Parties"). The Settlement Agreement resolved legal proceedings pending between the settling parties in the Redemption Action as well as other claims. Pursuant to the Settlement Agreement, the Company paid the principal amount of the $1.94 billion Redemption Note on March 30, 2018. On March 30, 2018, the Company also paid an additional $463.6 million with respect to the Universal Parties’ claims related to the allegedly below-market interest rate of the Redemption Note and stipulated to the release to Aruze of $232.4 million in accrued interest held in escrow. The Company recorded the $463.6 million as a litigation settlement expense on the Consolidated Statements of Income. Under the Settlement Agreement, the Wynn Parties and the Universal Parties mutually agreed to unconditionally release all claims against each other relating to or arising out of the Redemption Action, as well as any claims which relate to or arise out of any other litigation or claims in any other jurisdiction. As a result, the Universal Parties will not claim that Aruze remains a party to the Stockholders Agreement. The Universal Parties further released any claims against the Wynn Parties and their affiliates in any other jurisdiction, including but not limited to the proceeding pending in Macau against Wynn Resorts (Macau) S.A. and certain related individuals ("Macau Litigation"). As a result of the Settlement Agreement, the parties to the agreement dismissed all litigation between the Universal Parties and the Company and its then-directors and executives with respect to the redemption, including the Redemption Action and the Macau Litigation, but the Settlement Agreement did not release claims against any parties to such litigation who are not parties to the Settlement Agreement, including but not limited to Kazuo Okada and Elaine P. Wynn.

On March 12, 2018, the Company voluntarily dismissed its claim for breach of fiduciary duty against Kazuo Okada, which was the last and only remaining claim between Wynn Resorts, Kazuo Okada, and the Universal Parties in the Redemption Action.

On June 19, 2012, Elaine P. Wynn asserted in the Redemption Action a cross claim against Mr. Wynn and a counterclaim against Aruze seeking a declaration that, among other things, the Stockholders Agreement should be rescinded given the redemption of Aruze’s shares. On March 28, 2016, Elaine P Wynn filed an amended cross claim against Mr. Wynn, as well as Wynn Resorts and Wynn Resorts' former General Counsel (together with Mr. Wynn, the "Wynn Cross Defendants") as cross defendants, which repeated her earlier allegations and further alleged that Mr. Wynn engaged in acts of misconduct that, with the Wynn Cross

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Defendants, resulted in Mr. Wynn allegedly breaching the Stockholders Agreement and violating alleged duties under the Stockholders Agreement by preventing Elaine P. Wynn from being nominated and elected to serve as one of Wynn Resorts' directors.

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

Litigation Commenced by Kazuo Okada

On July 3, 2015, WML announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or WML (collectively, the "Wynn Macau Parties"). The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Palace is located was unlawful and that the previously disclosed donation by Wynn Resorts to the University of Macau Development Foundation was unlawful. The plaintiffs sought dissolution of Wynn Macau SA and compensatory damages. On July 11, 2017, the Macau Court dismissed all claims by the Okada Parties as unfounded, fined the Okada Parties, and ordered the Okada Parties to pay for court costs and the Wynn Macau Parties' attorney's fees. On or about October 16, 2017, the Okada Parties filed formal appeal papers in Macau, which Wynn Macau SA received on November 21, 2017. Wynn Macau SA filed its response on December 21, 2017. In March 2018, pursuant to the Settlement Agreement, the Universal Parties voluntarily withdrew from the Macau Litigation, leaving Mr. Okada as the sole claimant. On February 21, 2019, the Macau Appellate Panel rejected Mr. Okada's appeal.

Derivative Litigation Related to Redemption Action

Two state derivative actions were commenced against the Company and all members of its Board of Directors in the Eighth Judicial District Court of Clark County, Nevada. These state court actions brought by the following plaintiffs have been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the "Derivative Plaintiffs"). The Derivative Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors during the applicable period, including Mr. Okada, as well as the Company's Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The Derivative Plaintiffs claim that the individual defendants failed to disclose to the Company's stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The Derivative Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorney's fees and costs. On June 18, 2014, the court entered a stipulation between the parties that provides for a stay of the action and directs the parties, within 45 days of the conclusion of the Redemption Action, to discuss how the derivative action should proceed and to file a joint report with the court. In May 2018, the parties (except Elaine P. Wynn) filed a joint report given the conclusion of the Redemption Action. On May 14, 2018, the court extended the stay of the case due to plaintiff Danny Hinson’s claim that he intended to send a demand letter to the Company.  On May 30, 2018, plaintiff Danny Hinson sent a demand letter to the Company requesting the Board to investigate the University of Macau Development Foundation donation, the removal of Mr. Okada from the Board and the terms of the Redemption Note. On January 3, 2019, the Company responded to Mr. Hinson, explaining that after investigating the allegations contained in his demand letter, which were previously investigated in response to a prior separate demand the Company received in December 2014, the Board determined that pursuing any such litigation would not be in the best interests of the Company or its shareholders.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Suffolk Action:

On September 17, 2018, Sterling Suffolk Racecourse, LLC, owner of the property proposed for location of a casino by an unsuccessful bidder for the Greater Boston (Region) A gaming license filed a complaint in the United States District Court, District of Massachusetts, against Wynn Resorts, Wynn MA, certain current and former officers of Wynn Resorts, FBT Everett Realty, LLC, former owner of the land on which Encore Boston Harbor is located (“FBT”) and Paul Lohnes, a member of FBT. The complaint alleges, among other things, the defendants engaged in conduct in violation of the Racketeer Influenced Corrupt Organizations Act (“RICO”), conspired to circumvent the application process for the Greater Boston (Region A) gaming license and violated Massachusetts law with respect to unfair methods of competition. The plaintiff seeks $1 billion in compensatory damages and treble damages pursuant to applicable law. All defendants filed motions to dismiss the complaint, and several separately filed special motions to dismiss pursuant to the Massachusetts Anti-SLAPP statute. In response to the various dispositive motions, on February 15, 2019, the plaintiff filed an amended complaint that substantially repeats its earlier allegations and adds new allegations in support of its existing claims against the defendants.

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

On July 1, 2015, the MGC filed motions to dismiss Mohegan's and the City of Revere's complaints. On December 3, 2015, the court granted the motion to dismiss the claims asserted in the Revere Action. Also on December 3, 2015, the court granted the motion to dismiss three of the four counts asserted by Mohegan but denied the motion as to Mohegan's certiorari claim. The City of Revere and IBEW sought immediate appellate review of the dismissal of their claims and the MGC requested immediate appellate review of the court's denial of the MGC's motion to dismiss Mohegan's certiorari claim. All three petitions for interlocutory review were denied. The parties then appealed to the Massachusetts Supreme Judicial Court ("SJC"). On March 10, 2017, the SJC affirmed the trial court's dismissal of the City of Revere's claims and IBEW's claims. The SJC affirmed the court's dismissal of Mohegan's claims except for the certiorari claim, which the SJC remanded to the Suffolk Superior Court. Mohegan filed a motion for judgment on the pleadings on November 3, 2017, and oral argument will be re-scheduled from its originally scheduled date of April 5, 2018.

 The SJC reversed the trial court's dismissal of the individual plaintiffs' open meeting law claim and remanded that claim to the Suffolk Superior Court. The parties are currently in the discovery phase. The MGC has filed a motion for summary judgment and oral argument is scheduled for March 29, 2019.

Wynn MA was not named in the Revere Action. The MGC retained private legal representation at its own nontaxpayer-funded expense.

Actions Related to Mr. Wynn

Investigations:

On January 26, 2018, the Company's Board of Directors formed a Special Committee comprised solely of independent directors to investigate allegations of inappropriate personal conduct by Mr. Wynn in the workplace. On February 12, 2018, the Special Committee amended and restated its charter to provide for a review of various governance issues regarding knowledge of the allegations and a comprehensive review of the Company's internal policies and procedures with the goal of employing best practices to maintain a safe and respectful workplace for all employees. On August 3, 2018, the Board received an oral final

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

presentation from the Special Committee. The Special Committee provided a written memorialization of its investigation to the Company's gaming regulators in Massachusetts and Nevada, which have been investigating these matters, including suitability with respect to the Company and its related licensees, and the Company is cooperating with these regulatory reviews.

On January 25, 2019, the Nevada Gaming Control Board completed its investigation which commenced in 2018 and filed a complaint against the Company and its indirect subsidiary, Wynn Las Vegas, LLC (“NGCB Respondents”). Also on January 25, 2019, the NGCB Respondents entered into a Stipulation for Settlement with the Nevada Gaming Control Board in connection with its complaint, under which, among other things, the NGCB Respondents agreed to pay a fine in an amount to be determined by the Nevada Gaming Commission, and the Nevada Gaming Control Board agreed not to seek to revoke or limit the NGCB Respondents’ licenses, findings of suitability or any other approvals of the Nevada Gaming Commission. On February 26, 2019, the Nevada Gaming Commission approved the Stipulation for Settlement and fined the Company $20.0 million, which is included in other accrued liabilities as of December 31, 2018 on the accompanying Consolidated Balance Sheet.

On January 31, 2018, the Investigations & Enforcement Bureau (“IEB”) of the Massachusetts Gaming Commission announced it had commenced an investigation into the Company’s ongoing suitability as a gaming licensee in that jurisdiction. The Company has fully cooperated with the IEB’s investigation, and is awaiting the completion of the IEB’s investigation and scheduling of an adjudicatory hearing before the Massachusetts Gaming Commission.

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

The actions filed in the Eighth Judicial District Court of Clark County, Nevada have been consolidated as In re Wynn Resorts, Ltd. Derivative Litigation (“State Derivative Case”). In September 2018, the court denied the Company’s motion to dismiss, and the Company filed a writ petition appealing the denial to the Nevada Supreme Court. In October 2018, the Nevada Supreme Court denied the Company’s writ petition. On October 26, 2018, the SLC filed a motion to intervene and stay the case pending completion of its investigation. On November 14, 2018, the court granted the SLC’s motion and stayed the case, with the exception of limited document requests, for a period of 120 days. The SLC’s investigation is ongoing.

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

Securities Action:

On February 20, 2018, a putative securities class action was filed against the Company and certain current and former officers of the Company in the United States District Court, Southern District of New York (which was subsequently transferred to the United States District Court, District of Nevada) by John V. Ferris and Joann M. Ferris on behalf of all persons who purchased the Company's common stock between February 28, 2014 and January 25, 2018. The complaint alleges, among other things, certain violations of federal securities laws and seeks to recover unspecified damages as well as attorneys' fees, costs and related expenses for the plaintiffs. The Company is awaiting the lead plaintiffs’ filing of an amended complaint.

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

The Company also reviews construction and development activities for each of its projects under development, in addition to its reportable segments. The Company separately identifies capital expenditures and assets for its Encore Boston Harbor development project. Other Macau primarily represents the Company's Macau holding company.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the Company's segment information (in thousands):

	Years Ended December 31,
	2018	2017	2016
Operating revenues
Macau Operations:
Wynn Palace	$2,757,566	$2,030,287	$555,574
Wynn Macau	2,294,525	2,336,910	2,150,721
Total Macau Operations	5,052,091	4,367,197	2,706,295
Las Vegas Operations	1,665,569	1,702,963	1,639,502
Total	$6,717,660	$6,070,160	$4,345,797
Adjusted Property EBITDA (1)
Macau Operations:
Wynn Palace	$843,902	$527,583	$103,036
Wynn Macau	733,238	760,752	681,509
Total Macau Operations	1,577,140	1,288,335	784,545
Las Vegas Operations	467,273	522,397	474,782
Total	2,044,413	1,810,732	1,259,327
Other operating expenses
Litigation settlement	463,557	—	—
Pre-opening	53,490	26,692	154,717
Depreciation and amortization	550,596	552,368	404,730
Property charges and other	60,256	29,576	54,822
Corporate expenses and other	144,479	102,560	80,178
Stock-based compensation (2)	36,491	43,971	43,218
Total other operating expenses	1,308,869	755,167	737,665
Operating income	735,544	1,055,565	521,662
Other non-operating income and expenses
Interest income	29,866	31,193	13,536
Interest expense, net of amounts capitalized	(381,849)	(388,664)	(289,365)
Change in derivatives fair value	(4,520)	(1,056)	433
Change in Redemption Note fair value	(69,331)	(59,700)	65,043
Gain (loss) on extinguishment of debt	104	(55,360)	—
Other	(4,074)	(21,709)	(712)
Total other non-operating income and expenses	(429,804)	(495,296)	(211,065)
Income before income taxes	305,740	560,269	310,597
Benefit (provision) for income taxes	497,344	328,985	(8,128)
Net income	803,084	889,254	302,469
Net income attributable to noncontrolling interests	(230,654)	(142,073)	(60,494)
Net income attributable to Wynn Resorts, Limited	$572,430	$747,181	$241,975

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)
"Adjusted Property EBITDA" is net income before interest, income taxes, depreciation and amortization, litigation settlement expense, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, gain (loss) on extinguishment of debt, change in derivatives fair value, change in Redemption Note fair value and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts' calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(2)
Excludes $0.7 million and $0.5 million included in pre-opening expenses, respectively, for the year ended December 31, 2018 and 2016. Pre-opening expenses did not include any stock-based compensation during 2017. Excludes a credit of $2.2 million included in property charges and other expenses in 2018.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years ended December 31,
	2018	2017	2016
Capital expenditures
Macau Operations:
Wynn Palace	$89,617	$107,405	$838,271
Wynn Macau	62,542	43,510	43,548
Total Macau Operations	152,159	150,915	881,819
Las Vegas Operations	73,029	139,893	106,373
Encore Boston Harbor	791,250	572,825	212,197
Corporate and other	459,534	71,841	25,554
	$1,475,972	$935,474	$1,225,943

	December 31,
	2018	2017	2016
Assets
Macau Operations:
Wynn Palace	$3,858,904	$4,017,494	$4,317,458
Wynn Macau	1,903,921	1,271,544	1,161,670
Other Macau	68,487	174,769	28,927
Total Macau Operations	5,831,312	5,463,807	5,508,055
Las Vegas Operations	2,792,508	3,266,390	3,275,780
Encore Boston Harbor	1,865,286	1,060,530	419,001
Corporate and other	2,727,163	2,891,012	2,750,721
	$13,216,269	$12,681,739	$11,953,557

	December 31,
	2018	2017	2016
Long-lived assets
Macau	$4,387,051	$4,613,950	$4,973,854
United States	5,166,537	4,083,555	3,442,842
	$9,553,588	$8,697,505	$8,416,696

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarterly Consolidated Financial Information (Unaudited)

The following tables (in thousands, except per share data) present selected quarterly financial information for 2018 and 2017, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	Year Ended December 31, 2018
	First (1)	Second	Third	Fourth (2)	Year
Operating revenues	$1,715,578	$1,605,424	$1,709,072	$1,687,586	$6,717,660
Operating income (loss)	$(81,294)	$279,572	$290,983	$246,283	$735,544
Net income (loss)	$(137,478)	$205,280	$219,772	$515,510	$803,084
Net income (loss) attributable to Wynn Resorts, Limited	$(204,307)	$155,756	$156,115	$464,866	$572,430
Basic income (loss) per share	$(1.99)	$1.44	$1.44	$4.32	$5.37
Diluted income (loss) per share	$(1.99)	$1.44	$1.44	$4.31	$5.35

	Year Ended December 31, 2017
	First	Second	Third	Fourth (3)	Year
	(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
Operating revenues	$1,423,757	$1,472,892	$1,551,347	$1,622,164	$6,070,160
Operating income	$249,930	$246,889	$257,327	$301,419	$1,055,565
Net income	$132,525	$106,796	$105,969	$543,964	$889,254
Net income attributable to Wynn Resorts, Limited	$100,816	$74,916	$79,767	$491,682	$747,181
Basic income per share	$0.99	$0.73	$0.78	$4.80	$7.32
Diluted income per share	$0.99	$0.73	$0.78	$4.77	$7.28

(1) During the first quarter of 2018, the Company incurred a litigation settlement expense totaling $463.6 million. See Item 8—"Financial Statements and Supplementary Data," Note 15, "Commitments and Contingencies."
(2) During the fourth quarter of 2018, the Company finalized its analysis of U.S. tax reform and recorded an income tax benefit of $390.9 million, incremental to the provisional income tax benefit recorded during the fourth quarter of 2017. See Item 8—"Financial Statements and Supplementary Data," Note 12, "Income Taxes."
(3) During the fourth quarter of 2017, the Company recorded a provisional income tax benefit of $339.9 million related to the enactment of U.S. tax reform. See Item 8—"Financial Statements and Supplementary Data," Note 12, "Income Taxes."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. Based on such evaluation, the CEO and CFO have concluded that, as of December 31, 2018, the Company's disclosure controls and procedures are effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young, LLP, an independent registered public accounting firm. Their report appears under "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2019 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 (the "2019 Proxy Statement") under the captions "Election of Directors," "Executive Officers," "Board Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

As part of the Company's commitment to integrity, the Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company and its subsidiaries. This Code is periodically reviewed by the Board of Directors. In the event we determine to amend or waive certain provisions of this code of ethics, we intend to disclose such amendments or waivers on our website at https://wynnresortslimited.gcs-web.com/corporate-governance/code-business-conduct-and-ethics within four business days following such amendment or waiver or as otherwise required by the Nasdaq listing standards.

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to our definitive 2019 Proxy Statement under the captions "Board Compensation," "Compensation Discussion and Analysis" and "Executive Compensation Tables", which will be filed with the SEC.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	345,790	$60.99	3,041,051
Equity compensation plans not approved by security holders	—	—	—
Total	345,790	$60.99	3,041,051

Certain information required by this item will be contained in the 2019 Proxy Statement under the caption "Certain Beneficial Ownership and Management," and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to our definitive 2019 Proxy Statement under the caption "Certain Relationships and Related Transactions," and "Board Governance," which will be filed with the SEC.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to our definitive 2019 Proxy Statement under the caption "Ratification of Appointment of Independent Auditors," which will be filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2018 and 2017

•	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

•	Notes to Consolidated Financial Statements

•	Quarterly Consolidated Financial Information (Unaudited)

(a)2. Financial Statement Schedule filed in Part IV of this report:

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Provision (Benefit) for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
2018	$30,600	6,527	(4,433)	$32,694
2017	$54,742	(6,711)	(17,431)	$30,600
2016	$67,057	8,203	(20,518)	$54,742

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred income tax asset valuation allowance:
2018	$3,390,467	201,282	(947,850)	$2,643,899
2017	$3,286,723	112,543	(8,799)	$3,390,467
2016	$3,330,878	32,130	(76,285)	$3,286,723

(a)3. Exhibits
Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Registrant.	10-Q	5/8/2015
3.2	Eighth Amended and Restated Bylaws of the Registrant.	10-Q	11/6/2015
4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.	S-1	10/7/2002
4.2	Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	5/22/2013
4.3
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.
		10-K	3/2/2015
4.4
Second Supplemental Indenture, dated as of March 20, 2018, to Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the guarantors party thereto and U.S. Bank National Association.
		8-K	3/21/2018
4.5	Indenture, dated as of February 18, 2015, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	2/18/2015
4.6	Indenture, dated as of May 11, 2017, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	5/11/2017
4.7	Indenture, dated as of September 20, 2017, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, relating to senior notes due 2024.	10-Q	11/8/2017
4.8	Indenture, dated as of September 20, 2017, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, relating to senior notes due 2027.	10-Q	11/8/2017
4.9	Registration Rights Agreement, dated March 20, 2018, by and between Wynn Resorts, Limited and the Wynn Family Limited Partnership.	8-K	3/23/2018
4.10	Consent and Waiver to the Registration Rights Agreement, dated March 22, 2018, by and between Wynn Resorts, Limited and the Wynn Family Limited Partnership.	8-K	3/23/2018
10.1.0
Credit Agreement, dated as of October 30, 2018, by and among Wynn Resorts, Limited, as borrower, Wynn Group Asia, Inc. and Wynn Resorts Holdings, LLC, as guarantors, Deutsche Bank AG New York Branch, as administrative agent and as collateral agent, and the lenders party thereto.
		10-Q	11/7/2018
10.2.1	Common Terms Agreement Sixth Amendment Agreement, dated December 21, 2018, between, among others, Wynn Resorts (Macau) S.A. as the company and Bank of China Limited, Macau Branch as security agent.	10-K	*
10.2.2
Term Facility Agreement Fifth Amendment Agreement, dated December 21, 2018, by and among Wynn Resorts (Macau) S.A. and Bank of China Limited, Macau Branch as Hotel Facility Agent and Hotel Facility Lender.
		10-K	*
10.2.3
Revolving Credit Facility Agreement Second Amendment Agreement, dated as of December 21, 2018, by and among Wynn Resorts (Macau) S.A. and Bank of China Limited, Macau Branch as Revolving Credit Facility Agent and Revolving Credit Facility Lender.
		10-K	*
10.2.4	Common Terms Agreement Fifth Amendment Agreement, dated September 30, 2015, between, among others, Wynn Resorts (Macau) S.A. as the company and Bank of China Limited, Macau Branch as security agent.	10-Q	11/6/2015
10.2.5
Term Facility Agreement Fourth Amendment Agreement, dated September 30, 2015, by and among Wynn Resorts (Macau) S.A. and Bank of China Limited, Macau Branch as Hotel Facility Agent and Hotel Facility Lender.
		10-Q	11/6/2015

10.2.6
Revolving Credit Facility Agreement Amendment Agreement, dated as of September 30, 2015, by and among Wynn Resorts (Macau) S.A. and Bank of China Limited, Macau Branch as Revolving Credit Facility Agent and Revolving Credit Facility Lender.
		10-Q	11/6/2015
10.2.7	Debenture, dated as of September 14, 2004, between Wynn Resorts (Macau), S.A. and Société Générale, Hong Kong Branch as the Security Agent.	10-Q	11/4/2004
10.3.1
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
10.3.2
First Amendment to Credit Agreement, dated as of November 5, 2015, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.
		10-Q	11/6/2015
10.3.3
Second Amendment to Credit Agreement, dated as of December 21, 2015, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.
		10-K	2/29/2016
10.3.4
Third Amendment to Credit Agreement, dated as of June 21, 2016, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.
		10-Q	8/9/2016
10.3.5
Fourth Amendment to Credit Agreement, dated as of July 1, 2016, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.
		10-Q	8/9/2016
10.3.6
Fifth Amendment to Credit Agreement, dated as of April 24, 2017, by and among Wynn America, LLC as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.
		10-Q	5/4/2017
10.3.7
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
10.3.8
Security Agreement, dated as of November 20, 2014, by and among Wynn America, LLC, Wynn Las Vegas Holdings, LLC, Everett Property, LLC and Wynn MA, LLC, as pledgors, and Deutsche Bank AG New York Branch, as collateral agent.
		10-K	3/2/2015
10.3.9
Joinder Agreement, dated as of August 9, 2017, by Wynn Las Vegas, LLC and Wynn Sunrise, LLC, as pledgors, and Deutsche Bank AG New York Branch, as collateral agent, to the Security Agreement, dated as of November 20, 2014.
		10-Q	11/8/2017
10.3.10	Completion Guaranty, dated as of November 20, 2014, by and between Wynn Resorts, Limited, and Deutsche Bank AG New York Branch, as administrative agent.	10-K	3/2/2015
10.4.0
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
		8-K	7/30/2018

10.5.0
Credit Agreement, dated March 28, 2018, by and among Wynn Resorts, Limited, as borrower, Wynn Group Asia, Inc. and Wynn Resorts Holdings, LLC, as guarantors, Deutsche Bank AG Cayman Islands Branch, as administrative agent, Deutsche Bank Securities Inc., as Lead Arranger and Bookrunner, and the lenders party thereto.
		8-K	4/3/2018
10.6.0	Promissory Note, dated as of February 18, 2012, made by Wynn Resorts, Limited to Aruze USA, Inc.	8-K	2/21/2012
10.7.1
Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).
		S-1	8/20/2002
10.7.2
Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Chinese version of Concession Agreement).
		S-1	9/18/2002
10.7.3	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A.	10-Q	8/3/2004
10.7.4
Land Concession Contract, published on May 2, 2012, by and among Palo Real Estate Company Limited, Wynn Resorts (Macau), S.A. and the Macau Special Administrative Region of the People's Republic of China (translated to English from traditional Chinese and Portuguese).
		8-K	5/2/2012
10.7.5	Bank Guarantee Reimbursement Agreement, dated as of September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.	10-Q	11/4/2004
10.8.1	Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Macau, Limited and Wynn Resorts, Limited.	10-K	3/2/2015
10.8.2	Amended and Restated Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Resorts (Macau), S.A., and Wynn Resorts, Limited.	10-K	3/2/2015
10.8.3	Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between Wynn Las Vegas, LLC and Wynn Resorts, Limited.	10-K	3/2/2015
10.8.4	Management Fee and Corporate Allocation Agreement, dated as of November 20, 2014, by and among Wynn MA, LLC and Wynn Resorts, Limited.	10-K	2/29/2016
10.9.1	Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Macau, Limited.	10-K	3/2/2015
10.9.2	Amended and Restated Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Resorts (Macau), S.A.	10-K	3/2/2015
10.9.3	2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.	10-Q	5/8/2015
10.9.4	2014 Intellectual Property License Agreement, dated as of November 20, 2014, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn MA, LLC.	10-K	2/29/2016
10.9.5	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
10.9.6	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
+10.10.1.0	Amended and Restated Employment Agreement, dated as of February 28, 2017, by and between Wynn Resorts, Limited and Matt Maddox.	10-Q	5/4/2017
+10.10.1.1	Amended and Restated Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Matt Maddox.	10-Q	5/9/2018
+10.10.2.0	Employment Agreement, dated as of January 27, 2017 by and between Wynn Resorts, Limited and Craig Billings.	10-Q	5/4/2017
+10.10.2.1	First Amendment to Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Craig S. Billings.	10-Q	5/9/2018
+10.10.3.0	Employment Agreement, dated as of August 2, 2018, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2018

+10.10.4.0	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.	S-1	10/7/2002
+10.10.4.1	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited.	10-Q	11/4/2004
+10.10.4.2	Second Amendment to Employment Agreement between Wynn Resorts, Limited and Stephen A. Wynn dated January 31, 2007.	10-K	3/1/2007
+10.10.4.3	Third Amendment to Employment Agreement, dated as of September 11, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.	8-K	9/15/2008
+10.10.4.4	Fourth Amendment to Employment Agreement, dated as of December 31, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.	10-K	3/2/2009
+10.10.4.5	Amendment to Employment Agreement, dated as of February 16, 2009, by and between Wynn Resorts, Limited and Stephen A. Wynn.	10-Q	5/11/2009
+10.10.4.6	Sixth Amendment to Employment Agreement, dated as of February 24, 2011, between Wynn Resorts, Limited and Stephen A. Wynn.	8-K	2/28/2011
+10.10.4.7	Seventh Amendment to Employment Agreement, dated as of January 15, 2015, between Wynn Resorts, Limited and Stephen A. Wynn.	10-K	3/2/2015
+10.10.4.8	Separation Agreement, dated February 15, 2018, by and between Wynn Resorts, Limited, Stephen A. Wynn, and Wynn Resorts Holdings, LLC.	8-K	2/16/2018
+10.10.5.0	Amended and Restated Employment Agreement, dated as of February 28, 2017, by and between Wynn Resorts, Limited and Kim Sinatra.	10-Q	5/4/2017
+10.10.5.1	First Amendment to the Amended and Restated Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Kim Sinatra.	10-Q	5/9/2018
+10.10.5.2	Agreement, dated as of August 3, 2018, by and between Wynn Resorts, Limited and Kim Sinatra.	10-Q	8/8/2018
+10.11.0	Amended and Restated 2014 Omnibus Incentive Plan, dated January 1, 2017.	10-K	2/24/2017
10.12.1	Amended and Restated Stockholders Agreement, dated January 6, 2010, by and among Stephen A. Wynn, Elaine P. Wynn and Aruze USA, Inc.	8-K	1/6/2010
10.12.2	Waiver and Consent, dated November 24, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn.	8-K	11/26/2010
10.12.3	Waiver and Consent, dated December 15, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn.	8-K	12/15/2010
10.12.4
Settlement Agreement and Mutual Release, dated March 8, 2018, by and between Wynn Resorts, Limited, Stephen A. Wynn, Linda Chen, Russell Goldsmith, Ray R. Irani, Robert J. Miller, John A. Moran, Marc D. Schorr, Alvin V. Shoemaker, D. Boone Wayson, Allan Zeman, Kimmarie Sinatra, Universal Entertainment Corp., and Aruze USA, Inc.
		8-K	3/9/2018
10.12.5	Settlement Agreement and Mutual Release, dated April 16, 2018, by and between Wynn Resorts, Limited, Stephen A. Wynn, Elaine P. Wynn and Kimmarie Sinatra.	8-K	4/18/2018
10.12.6	Cooperation Agreement, dated as of August 3, 2018, by and between Wynn Resorts, Limited and Elaine P. Wynn.	8-K	8/6/2018
10.13
Second Amended and Restated Shareholders' Agreement, dated as of January 14, 2016, by and among Wynn Resorts (Macau), Ltd., Wynn Resorts International, Ltd., Chen Chi Ling Linda and Wynn Resorts (Macau), S.A.
		10-K	2/28/2018
10.14.1	Third Amended and Restated Agreement of Lease, dated as of December 1, 2016, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.	10-K	2/24/2017
10.14.2	Sixth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2012, between Stephen A. Wynn, as lessor, and Wynn Las Vegas, LLC, as lessee.	10-Q	11/9/2012
10.14.3	Aircraft Time Sharing Agreement, dated as of January 15, 2015, by and between Wynn Resorts, Limited and Stephen A. Wynn.	10-K	3/2/2015
10.14.4	Aircraft Purchase Option Agreement, dated as of January 3, 2013, between Wynn Resorts, Limited and Stephen A. Wynn.	10-K	3/1/2013
10.15	Form of Indemnity Agreement.	S-1	9/18/2002
21.1	Subsidiaries of the Registrant.	10-K	*
23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.	10-K	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.	10-K	*
101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Stockholders' Equity as of December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.
		10-K	*

*	Filed herein

+	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 28, 2019	By:	/s/ Matt Maddox
Matt Maddox
Director, Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matt Maddox	Director, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2019
Matt Maddox

/s/ Philip G. Satre	Non-Executive Chairman of the Board and Director	February 28, 2019
Philip G. Satre

/s/ Betsy S. Atkins	Director	February 28, 2019
Betsy S. Atkins

/s/ Richard J. Byrne	Director	February 28, 2019
Richard J. Byrne

/s/ Jay L. Johnson	Director	February 28, 2019
Jay L. Johnson

/s/ Patricia Mulroy	Director	February 28, 2019
Patricia Mulroy

/s/ Margaret J. Myers	Director	February 28, 2019
Margaret J. Myers

/s/ Clark T. Randt, Jr.	Director	February 28, 2019
Clark T. Randt, Jr.

/s/ Winifred Webb	Director	February 28, 2019
Winifred Webb

/s/ Craig S. Billings	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2019
Craig S. Billings