Form 10-Q
period 2019-03-31
WYNN RESORTS LTD
filed 2019-05-09
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	WYNN	Nasdaq Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common stock, $0.01 par value	107,661,737

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,822,891	$2,215,001
Receivables, net	259,804	276,644
Inventories	67,373	66,627
Prepaid expenses and other	91,759	83,104
Total current assets	2,241,827	2,641,376
Property and equipment, net	9,361,912	9,385,920
Restricted cash	3,902	4,322
Intangible assets, net	133,837	222,506
Operating lease assets	444,092	—
Deferred income taxes, net	736,528	736,452
Other assets	239,129	225,693
Total assets	$13,161,227	$13,216,269
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$345,527	$321,796
Customer deposits	916,090	955,450
Gaming taxes payable	226,454	247,341
Accrued compensation and benefits	126,521	163,966
Accrued interest	75,839	61,595
Current portion of long-term debt	36,470	11,960
Other accrued liabilities	151,029	119,955
Total current liabilities	1,877,930	1,882,063
Long-term debt	9,133,562	9,411,140
Long-term operating lease liabilities	140,461	—
Other long-term liabilities	94,031	108,277
Total liabilities	11,245,984	11,401,480
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 122,588,826 and 122,115,585 shares issued; 107,660,449 and 107,232,026 shares outstanding, respectively	1,226	1,221
Treasury stock, at cost; 14,928,377 and 14,883,559 shares, respectively	(1,349,413)	(1,344,012)
Additional paid-in capital	2,483,026	2,457,079
Accumulated other comprehensive loss	(2,591)	(1,950)
Retained earnings	945,972	921,785
Total Wynn Resorts, Limited stockholders' equity	2,078,220	2,034,123
Noncontrolling interests	(162,977)	(219,334)
Total stockholders' equity	1,915,243	1,814,789
Total liabilities and stockholders' equity	$13,161,227	$13,216,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating revenues:
Casino	$1,185,101	$1,242,139
Rooms	191,270	190,310
Food and beverage	173,219	172,222
Entertainment, retail and other	101,956	110,907
Total operating revenues	1,651,546	1,715,578
Operating expenses:
Casino	750,071	764,401
Rooms	63,706	63,197
Food and beverage	148,761	137,658
Entertainment, retail and other	44,044	48,030
General and administrative	217,322	169,585
Litigation settlement	—	463,557
Provision for doubtful accounts	5,422	691
Pre-opening	27,713	10,345
Depreciation and amortization	136,557	136,357
Property charges and other	2,774	3,051
Total operating expenses	1,396,370	1,796,872
Operating income (loss)	255,176	(81,294)
Other income (expense):
Interest income	7,287	7,220
Interest expense, net of amounts capitalized	(93,180)	(98,227)
Change in derivatives fair value	(1,509)	—
Change in Redemption Note fair value	—	(69,331)
Gain on extinguishment of debt	—	2,329
Other	(6,358)	(9,220)
Other income (expense), net	(93,760)	(167,229)
Income (loss) before income taxes	161,416	(248,523)
Benefit (provision) for income taxes	(1,685)	111,045
Net income (loss)	159,731	(137,478)
Less: net income attributable to noncontrolling interests	(54,859)	(66,829)
Net income (loss) attributable to Wynn Resorts, Limited	$104,872	$(204,307)
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$0.98	$(1.99)
Diluted	$0.98	$(1.99)
Weighted average common shares outstanding:
Basic	106,792	102,570
Diluted	107,073	102,570
Dividends declared per common share	$0.75	$0.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$159,731	$(137,478)
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(888)	(1,831)
Change in net unrealized loss on investment securities, before and after tax	—	1,292
Redemption Note credit risk adjustment, net of tax of $2,735	—	9,211
Total comprehensive income (loss)	158,843	(128,806)
Less: comprehensive income attributable to noncontrolling interests	(54,612)	(66,319)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$104,231	$(195,125)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2019	107,232,026	$1,221	$(1,344,012)	$2,457,079	$(1,950)	$921,785	$2,034,123	$(219,334)	$1,814,789
Net income	—	—	—	—	—	104,872	104,872	54,859	159,731
Currency translation adjustment	—	—	—	—	(641)	—	(641)	(247)	(888)
Exercise of stock options	77,690	1	—	4,063	—	—	4,064	—	4,064
Issuance of restricted stock	396,596	4	—	14,344	—	—	14,348	785	15,133
Cancellation of restricted stock	(1,045)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(44,818)	—	(5,401)	—	—	—	(5,401)	—	(5,401)
Cash dividends declared	—	—	—	—	—	(80,685)	(80,685)	17	(80,668)
Stock-based compensation	—	—	—	7,540	—	—	7,540	943	8,483
Balances, March 31, 2019	107,660,449	$1,226	$(1,349,413)	$2,483,026	$(2,591)	$945,972	$2,078,220	$(162,977)	$1,915,243

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2018	103,005,866	$1,164	$(1,184,468)	$1,497,928	$(1,845)	$635,067	$947,846	$130,504	$1,078,350
Cumulative effect, change in accounting for credit risk, net of tax of $2,735	—	—	—	—	(9,211)	9,211	—	—	—
Net loss	—	—	—	—	—	(204,307)	(204,307)	66,829	(137,478)
Currency translation adjustment	—	—	—	—	(1,321)	—	(1,321)	(510)	(1,831)
Change in net unrealized loss on investment securities	—	—	—	—	1,292	—	1,292	—	1,292
Redemption Note settlement	—	—	—	—	9,211	—	9,211	—	9,211
Exercise of stock options	68,590	1	—	4,827	—	—	4,828	—	4,828
Issuance of restricted stock	135,667	1	—	1,298	—	—	1,299	501	1,800
Cancellation of restricted stock	(5,048)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(3,030)	—	(499)	—	—	—	(499)	—	(499)
Cash dividends declared	—	—	—	—	—	(51,448)	(51,448)	(138,321)	(189,769)
Stock-based compensation	—	—	—	4,661	—	—	4,661	823	5,484
Balances, March 31, 2018	103,202,045	$1,166	$(1,184,967)	$1,508,714	$(1,874)	$388,523	$711,562	$59,826	$771,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$159,731	$(137,478)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	136,557	136,357
Deferred income taxes	(76)	(110,173)
Stock-based compensation expense	10,338	7,304
Amortization of debt issuance costs	7,594	9,361
Loss on extinguishment of debt	—	2,166
Provision for doubtful accounts	5,422	691
Change in derivatives fair value	1,509	—
Change in Redemption Note fair value	—	69,331
Property charges and other	9,133	16,613
Increase (decrease) in cash from changes in:
Receivables, net	11,088	(5,169)
Inventories, prepaid expenses and other	(13,939)	(7,492)
Customer deposits	(37,398)	(9,134)
Accounts payable and accrued expenses	(26,101)	(26,023)
Net cash provided by (used in) operating activities	263,858	(53,646)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(310,279)	(514,536)
Purchase of intangible and other assets	(1,000)	(32,040)
Proceeds from the sale or maturity of investment securities	—	227,668
Purchase of investment securities	—	(89,298)
Proceeds from sale of assets	404	93
Net cash used in investing activities	(310,875)	(408,113)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	250,000	1,673,605
Repayments of long-term debt	(500,503)	(1,977,045)
Proceeds from note receivable from sale of ownership interest in subsidiary	—	75,000
Repurchase of common stock	(5,401)	(499)
Proceeds from exercise of stock options	4,064	4,828
Dividends paid	(80,773)	(51,456)
Payments for financing costs	(10,496)	(31,680)
Net cash used in financing activities	(343,109)	(307,247)
Effect of exchange rate on cash, cash equivalents and restricted cash	(2,404)	(3,949)
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(392,530)	(772,955)
Balance, beginning of period	2,219,323	2,806,634
Balance, end of period	$1,826,793	$2,033,679

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$71,343	$111,618
Capitalized stock-based compensation	$64	$—
Accounts and construction payables related to property and equipment	$226,829	$179,037
Dividends payable on unvested restricted stock included in other accrued liabilities	$3,495	$2,455
Dividends payable to noncontrolling interests	$—	$138,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, "Wynn Resorts" or the "Company") is a designer, developer, owner and operator of destination casino resorts. In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts. The Company refers to Wynn Palace and Wynn Macau as its Macau Operations. In Las Vegas, Nevada, the Company operates and, with the exception of certain retail space, owns 100% of Wynn Las Vegas. Additionally, the Company is a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). The Company refers to Wynn Las Vegas and the Retail Joint Venture as its Las Vegas Operations.

Development Projects

The Company is currently constructing Encore Boston Harbor, an integrated casino resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings, and food and beverage outlets. The Company expects to open Encore Boston Harbor in mid-2019.

The Company is currently constructing an approximately 430,000 square foot meeting and convention facility at Wynn Las Vegas and has begun construction activities in connection with the reconfiguration of the Wynn Las Vegas golf course, which the Company closed in the fourth quarter of 2017. The Company expects to reopen the golf course in the fourth quarter of 2019 and open the additional meeting and convention facility in the first quarter of 2020.

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities ("VIE") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 15 "Retail Joint Venture." All significant intercompany accounts and transactions have been eliminated.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Investment Securities

Investment securities consist of domestic and foreign short-term and long-term investments in corporate bonds, commercial paper, and U.S. government agency bonds reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). As of March 31, 2018, investment securities consisted of domestic and foreign corporate bonds with an amortized cost and fair value of $129.7 million. As of March 31, 2019, the Company had no investment securities.

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

Leases

Lessee Arrangements

The Company is the lessee under non-cancelable real estate and equipment leases. Beginning on January 1, 2019 (the date of the Company's adoption of Topic 842, as defined and discussed further in "Recently Adopted Accounting Standards"), operating lease assets and liabilities are measured and recorded upon lease commencement at the present value of the future minimum lease payments. The Company combines lease and nonlease components in its determination of minimum lease payments, except for certain asset classes that have significant nonlease components. As the interest rate implicit in its leases is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of lease payments. The Company does not record an asset or liability for operating leases with a term of less than one year. Variable lease costs generally arise from changes in an index, such as the consumer price index. Variable lease costs are expensed as incurred and are not included in the determination of lease assets or liabilities. Prior to the adoption of Topic 842 on January 1, 2019, the Company did not record an asset or liability for any of its operating leases.

Lessor Arrangements

The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space at its integrated resorts, which represents approximately 99,000, 58,000, and 142,000 square feet of space at Wynn Palace, Wynn Macau, and Wynn Las Vegas, respectively. The lease arrangements generally include minimum base rent and contingent rental clauses based on a percentage of net sales. Generally, the terms of the leases range between five and 10 years. The Company records revenue on a straight-line basis over the term of the lease, and recognizes revenue for contingent rentals when the contingency has been resolved. The Company has elected to combine lease and nonlease components for the purpose of measuring lease revenue. Revenue is recorded in entertainment, retail and other revenue on the Condensed Consolidated Statements of Operations.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Consolidated Statements of Operations. These taxes totaled $589.0 million and $610.0 million for the three months ended March 31, 2019 and 2018, respectively.

Pre-opening expenses

Pre-opening expenses represent personnel, advertising, and other costs incurred prior to the opening of new ventures and are expensed as incurred. During the three months ended March 31, 2019 and 2018, the Company incurred pre-opening expenses primarily in connection with the development of Encore Boston Harbor.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recently Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("Topic 842"), which requires recognition of lease assets and liabilities on the balance sheet and disclosure of additional information about leasing activities. The Company adopted this standard using a modified retrospective transition approach with an initial application date of January 1, 2019. As a result, prior periods were not retrospectively adjusted and are not comparable to current periods. The Company elected the practical expedient permitting lessees to carry forward historical lease classifications for existing arrangements. The following is a summary of the significant impacts on the Company's balance sheet as of January 1, 2019:

•	The Company recognized operating lease assets and liabilities of $154.1 million, which represented the discounted future minimum lease payments of all existing leases on the initial application date.

•	The net carrying amount of a definite-lived intangible asset, which related to a leasehold interest in land and totaled $88.1 million, was reclassified to operating lease assets.

•	Leasehold interests in land, net, which totaled $206.9 million, were reclassified to operating lease assets from property and equipment, net.

•	Certain other initial direct cost assets, prepaid lease assets, and deferred rent accrued liabilities were reclassified to operating lease assets.

As the Company elected to carry forward historical lease classifications, an arrangement concluded to contain a capital lease under the previous standard was deemed a finance lease under Topic 842, with no resultant change in accounting other than the reclassification of associated initial direct costs from other assets to property and equipment, net. There was no impact on the Company's operating income, net income or cash flows as a result of adopting Topic 842.

Accounting Standards Issued But Not Yet Adopted

Financial Instruments - Credit Losses

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance will be effective for the Company beginning January 1, 2020. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently assessing the impact the guidance will have on its Consolidated Financial Statements and related disclosures.

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents:
Cash (1)	$1,310,594	$1,455,744
Cash equivalents (2)	512,297	759,257
Total cash and cash equivalents	1,822,891	2,215,001
Restricted cash (3)	3,902	4,322
Total cash, cash equivalents and restricted cash	$1,826,793	$2,219,323
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash collateral associated with an obligation and cash held in a trust in accordance with WML's share award plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 -    Receivables, net

Receivables, net

Receivables, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Casino	$214,302	$229,594
Hotel	23,402	22,086
Other	57,194	57,658
	294,898	309,338
Less: allowance for doubtful accounts	(35,094)	(32,694)
	$259,804	$276,644

As of March 31, 2019 and December 31, 2018, approximately 86.1% and 85.0%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Buildings and improvements	$7,706,597	$7,707,467
Land and improvements	1,150,606	1,141,032
Furniture, fixtures and equipment	2,308,063	2,288,370
Leasehold interests in land	—	313,516
Airplanes	110,623	110,623
Construction in progress	2,189,446	1,912,801
	13,465,335	13,473,809
Less: accumulated depreciation	(4,103,423)	(4,087,889)
	$9,361,912	$9,385,920

As of March 31, 2019 and December 31, 2018, construction in progress consisted primarily of costs capitalized, including interest, for the construction of Encore Boston Harbor.

The Company capitalized interest of $22.7 million and $8.8 million for the three months ended March 31, 2019 and 2018, respectively, primarily in connection with the construction of Encore Boston Harbor.

Beginning January 1, 2019, leasehold interests in land, net of related accumulated amortization were reclassified to operating lease assets with the adoption of Topic 842.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility, due 2022 (1)	$2,294,680	$2,296,999
Senior Revolving Credit Facility, due 2022 (2)	124,659	623,921
4 7/8% Senior Notes, due 2024	600,000	600,000
5 1/2% Senior Notes, due 2027	750,000	750,000

U.S. and Corporate Related:
Wynn America Credit Facilities (3):
Senior Term Loan Facility, due 2021	993,040	994,780
4 1/4% Senior Notes, due 2023	500,000	500,000
5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
5 1/4% Senior Notes, due 2027	880,000	880,000
Retail Term Loan, due 2025 (4)	615,000	615,000
Wynn Resorts Term Loan, due 2024 (5)	750,000	500,000
	9,287,379	9,540,700
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(117,347)	(117,600)
	9,170,032	9,423,100
Less: Current portion of long-term debt	(36,470)	(11,960)
Total long-term debt, net of current portion	$9,133,562	$9,411,140
(1) Approximately $1.3 billion and $990 million of the Wynn Macau Senior Term Loan Facility bears interest at a rate of LIBOR plus 1.75% per year and HIBOR plus 1.75% per year, respectively. As of March 31, 2019, the weighted average interest rate was approximately 3.93%.
(2) Approximately $71.3 million and $53.4 million of the Wynn Macau Senior Revolving Credit Facility bears interest at a rate of LIBOR plus 1.75% per year and HIBOR plus 1.75% per year, respectively. As of March 31, 2019, the weighted average interest rate was approximately 3.93%, and the available borrowing capacity was $622.3 million.
(3) The Wynn America Senior Term Loan Facility bears interest at a rate of LIBOR plus 1.75% per year. As of March 31, 2019, the interest rate was 4.24%. Additionally, as of March 31, 2019, the available borrowing capacity under the Wynn America Senior Revolving Credit Facility was $357.2 million.
(4) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of March 31, 2019, the interest rate was 4.19%.
(5) The Wynn Resorts Term Loan bears interest at a rate of LIBOR plus 2.25% per year. As of March 31, 2019, the interest rate was 4.74%.

Wynn Resorts Term Loan

On October 30, 2018, the Company and certain subsidiaries of the Company entered into a credit agreement (as subsequently amended, the "Credit Agreement") to provide for a $500.0 million six-year term loan facility (the "WRL Term Loan I"). On March 8, 2019, the Company, certain subsidiaries of the Company, and certain incremental term facility lenders entered into an incremental joinder agreement that amended the Credit Agreement to, among other things, provide the Company with an additional $250.0 million term loan (the "WRL Term Loan II" and, collectively with the WRL Term Loan I, the "Wynn Resorts Term Loan"), on substantially similar terms as the WRL Term Loan I. The Company intends to use the net proceeds of the WRL Term Loan II for general corporate purposes, including without limitation, repurchases of the Company's common stock, investments in subsidiaries, and/or capital expenditures.

The Credit Agreement provides for quarterly principal repayments beginning in 2019, with a final installment of $706.9 million due upon maturity on October 30, 2024.

The Credit Agreement contains customary representations and warranties, events of default and negative and affirmative covenants, including, among other things, limitations on: indebtedness; investments; restricted payments; mergers and acquisitions; payment of indebtedness; negative pledges; liens; transactions with affiliates and sales of assets. In addition, the Credit Agreement contains a requirement that the Company must make mandatory prepayments of indebtedness equal to 50.0% of excess cash flow

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

if the leverage ratio, as defined in the Credit Agreement, as of the last day of the applicable fiscal year is greater than 4.5 to 1 prior to the year of opening of Encore Boston Harbor or is greater than 4.0 to 1 thereafter. There is no mandatory prepayment in respect of excess cash flow if the Company's Consolidated First Lien Secured Leverage Ratio is equal to or less than 4.5 to 1.

Wynn Group Asia, Inc. and Wynn Resorts Holdings, LLC, each a direct, wholly owned subsidiary of the Company (collectively, the "Guarantors"), guarantee the obligations of the Company under the Credit Agreement. The Company will pledge all of the equity interests in the Guarantors to the extent permitted by applicable law.

Commitment Letter

On March 8, 2019, in connection with the WRL Term Loan II, the Company agreed to terminate the remaining $250.0 million of the lenders' commitments under the commitment letter. Accordingly, there are no remaining commitments under the commitment letter.

Redemption Price Promissory Note

On February 18, 2012, pursuant to its articles of incorporation, the Company redeemed and canceled all Aruze USA, Inc.'s ("Aruze") 24,549,222 shares of Wynn Resorts' common stock. In connection with the redemption of the shares, the Company issued a promissory note (the "Redemption Note") with a principal amount of $1.94 billion, a maturity date of February 18, 2022 and an interest rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Redemption Note was recorded at fair value in accordance with applicable accounting guidance. The Company repaid the principal amount in full on March 30, 2018. On March 30, 2018, the Company also paid an additional $463.6 million in settlement of certain legal claims concerning the Redemption Note, which is recorded as a litigation settlement expense on the Condensed Consolidated Statements of Operations.

Debt Covenant Compliance

As of March 31, 2019, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of March 31, 2019 and December 31, 2018, was approximately $9.08 billion and $8.97 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $9.29 billion and $9.54 billion. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 7 - Stockholders' Equity

Dividends

During the first quarter of 2019 and 2018, the Company paid a cash dividend of $0.75 and $0.50 per share, respectively, and recorded $80.7 million and $51.4 million as a reduction of retained earnings from cash dividends declared, respectively.

On May 9, 2019, the Company announced a cash dividend of $1.00 per share, payable on May 30, 2019, to stockholders of record as of May 22, 2019.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following table presents the changes by component, net of tax and noncontrolling interests, in accumulated other comprehensive loss of the Company (in thousands):

	Foreign currency translation	Accumulated other comprehensive loss
January 1, 2019	$(1,950)	$(1,950)
Change in net unrealized loss	(641)	(641)
Other comprehensive loss	(641)	(641)
March 31, 2019	$(2,591)	$(2,591)

	Foreign currency translation	Unrealized loss on investment securities	Redemption Note	Accumulated other comprehensive loss
January 1, 2018	$(553)	$(1,292)	$—	$(1,845)
Cumulative credit risk adjustment (1)	—	—	(9,211)	(9,211)
Change in net unrealized loss	(1,321)	(1,339)	7,690	5,030
Amounts reclassified to net loss (2)	—	2,631	1,521	4,152
Other comprehensive income (loss)	(1,321)	1,292	9,211	9,182
March 31, 2018	$(1,874)	$—	$—	$(1,874)
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 -    Fair Value Measurements

Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	March 31, 2019	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$512,297	—	$512,297	—
Restricted cash	$3,902	$2,023	$1,879	—

Liabilities:
Interest rate collar	$2,128	—	$2,128	—

		Fair Value Measurements Using:
	December 31, 2018	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$759,257	—	$759,257	—
Restricted cash	$4,322	$2,015	$2,307	—

Liabilities:
Interest rate collar	$619	—	$619	—

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Revenue

Disaggregation of Revenues

The Company operates integrated resorts in Macau and Las Vegas and generates revenues at its properties by providing the following types of services and products: casino, rooms, food and beverage and entertainment, retail and other.

Revenues disaggregated by type of revenue and geographic location are as follows (in thousands):

Three months ended March 31, 2019	Macau Operations	Las Vegas Operations	Total
Casino	$1,073,417	$111,684	$1,185,101
Rooms	72,181	119,089	191,270
Food and beverage	49,600	123,619	173,219
Entertainment, retail and other (1)	55,315	46,641	101,956
Total operating revenues	$1,250,513	$401,033	$1,651,546

Three months ended March 31, 2018
Casino	$1,107,495	$134,644	$1,242,139
Rooms	68,853	121,457	190,310
Food and beverage	46,385	125,837	172,222
Entertainment, retail and other (1)	61,354	49,553	110,907
Total operating revenues	$1,284,087	$431,491	$1,715,578
(1) Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 13, "Leases".

Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	March 31, 2019	December 31, 2018	Increase (decrease)	March 31, 2018	December 31, 2017	Increase (decrease)
Casino outstanding chips and front money deposits (1)	$863,160	$905,561	$(42,401)	$983,538	$991,957	$(8,419)
Advance room deposits and ticket sales (2)	47,128	42,197	4,931	45,229	48,065	(2,836)
Other gaming-related liabilities (3)	7,904	12,694	(4,790)	9,393	12,765	(3,372)
Loyalty program and related liabilities (4)	16,504	18,148	(1,644)	20,455	18,421	2,034
	$934,696	$978,600	$(43,904)	$1,058,615	$1,071,208	$(12,593)
(1) Casino outstanding chips represent amounts owed to junkets and customers for chips in their possession, and casino front money deposits represent funds deposited by customers before gaming play occurs. These amounts are included in customer deposits on the Condensed Consolidated Balance Sheets and may be recognized as revenue or redeemed for cash in the future.
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Casino	$2,584	$1,819
Rooms	218	127
Food and beverage	332	378
Entertainment, retail and other	44	43
General and administrative	6,830	4,937
Pre-opening	330	—
Total stock-based compensation expense	10,338	7,304
Total stock-based compensation capitalized	64	—
Total stock-based compensation costs	$10,402	$7,304

Certain members of the Company's executive management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $1.9 million and $1.8 million for the three months ended March 31, 2019 and 2018.

Note 11 - Income Taxes

The Company recognized income tax expense of $1.7 million and an income tax benefit of $111.0 million for the three months ended March 31, 2019 and 2018, respectively. The 2019 income tax expense primarily related to the increase in the valuation allowance for U.S foreign tax credits and the 2018 income tax benefit primarily related to the settlement of the Redemption Note.

The Company records valuation allowances on certain of its U.S. and foreign deferred tax assets. In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration is given to all positive and negative evidence including recent operating profitability, forecast of future earnings and the duration of statutory carryforward periods.

Wynn Macau SA received a five-year exemption from Macau's 12% Complementary Tax on casino gaming profits through December 31, 2020. Accordingly, for the three months ended March 31, 2019 and 2018, the Company was exempt from the payment of such taxes totaling $22.8 million and $26.9 million, respectively. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

Note 12 - Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income (loss) attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited	$104,872	$(204,307)

Denominator:
Weighted average common shares outstanding	106,792	102,570
Potential dilutive effect of stock options and restricted stock	281	—
Weighted average common and common equivalent shares outstanding	107,073	102,570

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$0.98	$(1.99)
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$0.98	$(1.99)

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted net income (loss) per share	355	1,139

Note 13 - Leases
Lessee Arrangements
The following table summarizes the balance sheet classification of the Company's lease assets and liabilities (amounts in thousands):

	Balance Sheet Classification	March 31, 2019
Assets
Operating leases	Operating lease assets	$444,092
Finance lease	Property and equipment, net - Land	$21,708

Current liabilities
Operating leases	Other accrued liabilities	$18,191

Non-current liabilities
Operating leases	Long-term operating lease liabilities	$140,461
Finance lease	Other long-term liabilities	$16,554

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table discloses the components of the Company's lease cost, supplemental cash flow disclosures, and other information regarding the Company's lease arrangements (dollars in thousands):

Three months ended March 31, 2019
Lease cost:
Operating lease cost	$8,076
Short-term lease cost	4,868
Amortization of leasehold interests in land	3,129
Variable lease cost	1,114
Finance lease interest cost	256
Total lease cost	$17,443

Supplemental cash flow disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$9,270
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities - Operating leases	$6,770
Cash used in operating activities - Finance leases	$247

Other information:
Weighted-average remaining lease term - Operating leases	38.8 years
Weighted-average remaining lease term - Finance leases	46.4 years

Weighted-average discount rate - Operating leases	6.5%
Weighted-average discount rate - Finance leases	6.2%
The following table presents an analysis of lease liability maturities (amounts in thousands):

	Operating Leases	Finance Leases
Period
Nine months ended December 31, 2019	$21,652	$742
Year ended December 31, 2020	20,192	989
Year ended December 31, 2021	16,752	989
Year ended December 31, 2022	15,660	989
Year ended December 31, 2023	15,016	989
Thereafter	467,935	66,742
Total undiscounted cash flows	$557,207	$71,440
Present value
Short-term lease liabilities	$18,191	$—
Long-term lease liabilities	140,461	16,554
Total lease liabilities	$158,652	$16,554
Interest on lease liabilities	$398,555	$54,886

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Ground Leases
Undeveloped Land - Las Vegas

The Company leases approximately 16 acres of undeveloped land directly across Las Vegas Boulevard from Wynn Las Vegas in Las Vegas, Nevada, which expires in 2097. The ground lease payments, which increase at a fixed rate over the term of the lease, are $3.8 million per year until 2023 and total payments of $367.8 million thereafter. As of March 31, 2019, the liability associated with this lease was $62.3 million.

At March 31, 2019, operating lease assets included approximately $87.8 million related to an amount allocated to the leasehold interest in land upon the acquisition of a group of assets in 2018. The Company expects that the amortization of this amount will be $1.1 million each year from 2020 through 2096 and $0.7 million in 2097.

Macau Land Concessions

Wynn Palace and Wynn Macau were built on land that is leased under Macau land concession contracts each with terms of 25 years from May 2012 and August 2004, respectively, which may be renewed with government approval for successive 10-year periods in accordance with Macau legislation. The land concession payments are expected to be $1.6 million per year through 2023 and total payments of $17.0 million thereafter through 2037. At March 31, 2019, the total liability associated with these leases was $16.9 million.

At March 31, 2019, operating lease assets included $200.5 million of leasehold interests in land related to the Wynn Palace and Wynn Macau land concessions. The Company expects that the amortization associated with these leasehold interests will be approximately $12.5 million per year from 2020 through 2028 and approximately $9.1 million thereafter through 2037.

Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Minimum rental income	$32,708	$31,528
Contingent rental income	14,971	15,905
Total rental income	$47,679	$47,433

The following table presents the future minimum rentals to be received under operating leases (in thousands):

Operating Leases
Period
Nine months ended December 31, 2019	$100,845
Year ended December 31, 2020	134,406
Year ended December 31, 2021	72,342
Year ended December 31, 2022	50,999
Year ended December 31, 2023	33,684
Thereafter	96,857
Total future minimum rentals	$489,133

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

Aruze and Affiliates Litigation

On February 18, 2012, the Board of Directors of Wynn Resorts determined that Kazuo Okada, Universal Entertainment Corp. and Aruze and related parties (the "Okada Parties") were "unsuitable persons" under Article VII of the Company's articles and redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock, and, pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze in redemption of the shares. The next day, Wynn Resorts filed an action alleging breaches of fiduciary duty and related claims (the "Redemption Action"). The Okada Parties denied the claims and asserted counterclaims.

On March 8, 2018, the Company entered into a settlement agreement (the "Settlement Agreement") by and between the Company and its individual directors and officers (the "Wynn Parties"), and Universal Entertainment Corp. and Aruze (collectively, with Universal Entertainment Corp., the "Universal Parties"). The Settlement Agreement resolved legal proceedings pending between the settling parties in the Redemption Action. The Universal Parties further released any claims against the Wynn Parties and their affiliates in any other jurisdiction, including but not limited to a proceeding pending in Macau against Wynn Resorts (Macau) S.A. ("Wynn Macau SA") and certain related individuals ("Macau Litigation"). As a result of the Settlement Agreement, the parties to the agreement dismissed all litigation between the Universal Parties and the Company and its then-directors and executives with respect to the redemption, including the Redemption Action and the Macau Litigation, but did not release Kazuo Okada. Subsequently the Company voluntarily dismissed its claim for breach of fiduciary duty against Kazuo Okada, which was the last and only remaining claim between Wynn Resorts, Kazuo Okada, and the Universal Parties in the Redemption Action.

On July 3, 2015, Wynn Macau, Limited announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA or WML (collectively, the "Wynn Macau Parties"). The principal allegations in the lawsuit were that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Palace is located was unlawful, and that the previously disclosed donation by Wynn Resorts to the University of Macau Development Foundation was unlawful. The plaintiffs sought dissolution of Wynn Macau SA and compensatory damages. On July 11, 2017, the Macau Court dismissed all claims by the Okada Parties as unfounded, fined the Okada Parties, and ordered the Okada Parties to pay for court costs and the Wynn Macau Parties' attorney's fees. On or about October 16, 2017, the Okada Parties filed formal appeal papers in Macau, which Wynn Macau SA received on November 21, 2017. Wynn Macau SA filed its response on December 21, 2017. In March 2018, pursuant to the Settlement Agreement, the Universal Parties voluntarily withdrew from the Macau Litigation, leaving Mr. Okada as the sole claimant. On February 21, 2019, the Macau Appellate Panel dismissed Mr. Okada's appeal and no appeal was lodged by Mr. Okada within the prescribed time, resulting in the final resolution of the lawsuit in favor of the Wynn Macau Parties.

Derivative Litigation Related to Redemption Action

Two state derivative actions were commenced against the Company and all members of its Board of Directors in the Eighth Judicial District Court of Clark County, Nevada by the IBEW Local 98 Pension Fund and Danny Hinson (collectively, the "Derivative Plaintiffs"). The Derivative Plaintiffs filed a consolidated complaint on July 20, 2012 asserting various claims relating to the Redemption Action. On March 15, 2019, the parties filed a stipulation and order to dismiss the action, with prejudice, which the court entered on March 18, 2019. Neither the Company nor any of the individual defendants made any form of payment in exchange for the dismissal of the action.
Massachusetts Gaming License Related Actions

On September 17, 2014, the Massachusetts Gaming Commission ("MGC") designated Wynn MA the award winner of the Greater Boston (Region A) gaming license. On November 7, 2014, the gaming license became effective.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Suffolk Action

On September 17, 2018, Sterling Suffolk Racecourse, LLC, owner of the property proposed for location of a casino by an unsuccessful bidder for the Greater Boston (Region) A gaming license filed a complaint in the United States District Court, District of Massachusetts, against Wynn Resorts, Wynn MA, certain current and former officers of Wynn Resorts, FBT Everett Realty, LLC, former owner of the land on which Encore Boston Harbor is located ("FBT") and Paul Lohnes, a member of FBT. The complaint alleges, among other things, the defendants engaged in conduct in violation of the Racketeer Influenced Corrupt Organizations Act, conspired to circumvent the application process for the Greater Boston (Region A) gaming license and violated Massachusetts law with respect to unfair methods of competition. The plaintiff seeks $1 billion in compensatory damages and treble damages pursuant to applicable law. All defendants filed motions to dismiss the complaint, and several separately filed special motions to dismiss pursuant to the Massachusetts Anti-SLAPP statute. In response to the various dispositive motions, on February 15, 2019, the plaintiff filed an amended complaint that substantially repeats its earlier allegations and adds new allegations in support of its existing claims against the defendants. On March 8, 2019, the defendants refiled various motions to dismiss the amended complaint. On May 7, 2019, the court held a hearing on the motions to dismiss and took the matter under advisement, staying all discovery pending a decision on the motions to dismiss.

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

On July 1, 2015, the MGC filed motions to dismiss Mohegan's and the City of Revere's complaints. On December 3, 2015, the court granted the motion to dismiss the claims asserted in the Revere Action. Also on December 3, 2015, the court granted the motion to dismiss three of the four counts asserted by Mohegan but denied the motion as to Mohegan's certiorari claim. The City of Revere and IBEW sought immediate appellate review of the dismissal of their claims and the MGC requested immediate appellate review of the court's denial of the MGC's motion to dismiss Mohegan's certiorari claim. All three petitions for interlocutory review were denied. The parties then appealed to the Massachusetts Supreme Judicial Court ("SJC"). On March 10, 2017, the SJC affirmed the trial court's dismissal of the City of Revere's claims and IBEW's claims. The SJC affirmed the court's dismissal of Mohegan's claims except for the certiorari claim, which the SJC remanded to the Suffolk Superior Court. Mohegan filed a motion for judgment on the pleadings on November 3, 2017, a hearing on which has not yet been rescheduled. The MGC and Mohegan are assembling the administrative record for review by the court.

The SJC reversed the trial court's dismissal of the individual plaintiffs' open meeting law claim and remanded that claim to the Suffolk Superior Court. The parties have completed discovery. The MGC filed a motion for summary judgment and oral argument, which is scheduled for hearing on May 14, 2019.

Wynn MA was not named in the Revere Action. The MGC retained private legal representation at its own nontaxpayer-funded expense.

Massachusetts Gaming Commission Investigation

On January 31, 2018, the Investigations & Enforcement Bureau ("IEB") of the MGC announced it had commenced an investigation into the Company's ongoing suitability as a gaming licensee in that jurisdiction. The Company fully cooperated with the IEB's investigation, and the IEB published the findings of its investigation in a report dated March 15, 2019. A three-day

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

adjudicatory hearing before the MGC was held on April 2, 2019 through April 4, 2019. On April 30, 2019, the MGC concluded its investigation by determining the Company and Wynn MA are suitable to maintain a Massachusetts gaming license, subject to the Company’s payment of a fine of $35 million and fulfillment of other conditions set forth in the MGC decision. The fine of $35 million is included in other accrued liabilities as of March 31, 2019 on the accompanying Condensed Consolidated Balance Sheets. The Company is currently reviewing the MGC decision and evaluating its rights under applicable law.

Nevada Gaming Control Board Investigation

On January 25, 2019, the Nevada Gaming Control Board completed its investigation, which had commenced in 2018, and filed a complaint against the Company and its indirect subsidiary, Wynn Las Vegas, LLC ("NGCB Respondents"). Also on January 25, 2019, the NGCB Respondents entered into a Stipulation for Settlement with the Nevada Gaming Control Board in connection with its complaint, under which, among other things, the NGCB Respondents agreed to pay a fine in an amount to be determined by the Nevada Gaming Commission, and the Nevada Gaming Control Board agreed not to seek to revoke or limit the NGCB Respondents' licenses, findings of suitability or any other approvals of the Nevada Gaming Commission. On February 26, 2019, the Nevada Gaming Commission approved the Stipulation for Settlement and fined the Company $20.0 million, which was paid during the three months ended March 31, 2019.

Derivative Litigation

A number of stockholder derivative actions have been filed purportedly on behalf of the Company in state and federal court located in Clark County, Nevada against certain current and former members of the Company's Board of Directors and, in some cases, the Company's current and former officers. Each of the complaints alleges, among other things, breach of fiduciary duties in failing to detect, prevent and remedy alleged inappropriate personal conduct by Mr. Wynn in the workplace. On September 19, 2018, the Board established a Special Litigation Committee (the "SLC") to investigate the allegations in the State Derivative Case (as defined below).

The actions filed in the Eighth Judicial District Court of Clark County, Nevada have been consolidated as In re Wynn Resorts, Ltd. Derivative Litigation ("State Derivative Case"). In September 2018, the court denied the Company's motion to dismiss, and the Company filed a writ petition appealing the denial to the Nevada Supreme Court. In October 2018, the Nevada Supreme Court denied the Company's writ petition. On October 26, 2018, the SLC filed a motion to intervene and stay the case pending completion of its investigation. On November 14, 2018, the court granted the SLC's motion and stayed the case, with the exception of limited document requests, for a period of 120 days. On March 25, 2019, the SLC submitted a motion for a 90-day extension of the SLC Stay. The motion is currently pending before the court. The SLC's investigation is ongoing.

In 2018, several actions filed in the United States District Court, District of Nevada were consolidated as In re Wynn Resorts, Ltd. Derivative Litigation ("Federal Derivative Case"), which also claim corporate waste and violation of Section 14(a) of the Exchange Act. In June 2018, the Company filed a motion to dismiss and a motion to stay pending resolution of the Securities Action. On March 29, 2019, the Court granted the Company's request for a stay.

On March 25, 2019, a separate stockholder derivative action was filed purportedly on behalf of the Company in the United States District Court, District of Nevada alleging identical causes of action as the Federal Derivative Case with the additional allegation that the Board of Directors improperly refused the stockholder's demand to commence litigation against the officers and directors of the Company.

Each of the actions seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff.

Individual Stockholder Actions

A number of stockholders have filed individual actions in the Eighth Judicial District Court of Clark County, Nevada against certain current and former members of the Company's Board of Directors and the Company's current and former officers ("Individual Stockholder Actions"). Each of the complaints alleges that defendants, among other things, breached their fiduciary duties in failing to detect, prevent and remedy alleged inappropriate personal conduct by Mr. Wynn in the workplace causing injury to each of the individual stockholders.

On January 31, 2019, the judge presiding over the State Derivative Case coordinated the Individual Stockholder Actions with the State Derivative Case (together the "State Court Stockholder Actions"). While the court denied defendants' motion to transfer

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the State Court Stockholder Actions to a different judge, it stayed the actions pending the resolution of the defendants' appeal of that denial to the Nevada Supreme Court. On April 15, 2019, the Nevada Supreme Court stayed the Individual Stockholder Actions, but deferred to the District Court as to whether the State Derivative Case should be stayed.

Securities Action

On February 20, 2018, a putative securities class action was filed against the Company and certain current and former officers of the Company in the United States District Court, Southern District of New York (which was subsequently transferred to the United States District Court, District of Nevada) by John V. Ferris and Joann M. Ferris on behalf of all persons who purchased the Company's common stock between February 28, 2014 and January 25, 2018. The complaint alleges, among other things, certain violations of federal securities laws and seeks to recover unspecified damages as well as attorneys' fees, costs and related expenses for the plaintiffs. On March 1, 2019 the lead plaintiffs' filed their amended complaint. The defendants in these actions filed a motion to dismiss on March 15, 2019, as part of a briefing schedule that will conclude in July 2019.

The defendants in these actions will vigorously defend against the claims pleaded against them. These actions are in preliminary stages and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

Note 15 - Retail Joint Venture

As of March 31, 2019 and December 31, 2018, the Retail Joint Venture had total assets of $96.7 million and $85.0 million, respectively, and total liabilities of $627.7 million and $619.6 million, respectively. The Retail Joint Venture's total liabilities as of March 31, 2019 included long-term debt of $611.3 million, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present the Company's segment information (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating revenues
Macau Operations:
Wynn Palace	$726,622	$665,846
Wynn Macau	523,891	618,241
Total Macau Operations	1,250,513	1,284,087
Las Vegas Operations	401,033	431,491
Total	$1,651,546	$1,715,578
Adjusted Property EBITDA (1)
Macau Operations:
Wynn Palace	$222,586	$211,911
Wynn Macau	163,889	209,822
Total Macau Operations	386,475	421,733
Las Vegas Operations	108,302	142,596
Total	494,777	564,329
Other operating expenses
Litigation settlement	—	463,557
Pre-opening	27,713	10,345
Depreciation and amortization	136,557	136,357
Property charges and other	2,774	3,051
Corporate expenses and other	62,549	25,009
Stock-based compensation (2)	10,008	7,304
Total other operating expenses	239,601	645,623
Operating income (loss)	255,176	(81,294)
Other non-operating income and expenses
Interest income	7,287	7,220
Interest expense, net of amounts capitalized	(93,180)	(98,227)
Change in derivatives fair value	(1,509)	—
Change in Redemption Note fair value	—	(69,331)
Gain on extinguishment of debt	—	2,329
Other	(6,358)	(9,220)
Total other non-operating income and expenses	(93,760)	(167,229)
Income before income taxes	161,416	(248,523)
Benefit (provision) for income taxes	(1,685)	111,045
Net income (loss)	159,731	(137,478)
Net income attributable to noncontrolling interests	(54,859)	(66,829)
Net income (loss) attributable to Wynn Resorts, Limited	$104,872	$(204,307)

(1)
"Adjusted Property EBITDA" is net income (loss) before interest, income taxes, depreciation and amortization, litigation settlement expense, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other, stock-based compensation, gain on extinguishment of debt, change in derivatives fair value, change in Redemption Note fair value and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income (loss) as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts' calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(2)	Excludes $0.3 million included in pre-opening expenses for the three months ended March 31, 2019.

	March 31, 2019	December 31, 2018
Assets
Macau Operations:
Wynn Palace	$3,847,889	$3,858,904
Wynn Macau	1,588,194	1,903,921
Other Macau	67,983	68,487
Total Macau Operations	5,504,066	5,831,312
Las Vegas Operations	2,966,222	2,792,508
Encore Boston Harbor	2,111,095	1,865,286
Corporate and other	2,579,844	2,727,163
Total	$13,161,227	$13,216,269

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2018. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Special Note Regarding Forward-Looking Statements."

Overview

We are a designer, developer, owner and operator of destination casino resorts. In the Macau Special Administrative Region of the People's Republic of China ("Macau"), we own approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts, which we refer to as our Macau Operations. In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas. Additionally, we are a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). We refer to Wynn Las Vegas and the Retail Joint Venture as our Las Vegas Operations. We are currently constructing Encore Boston Harbor, an integrated casino resort in Everett, Massachusetts. We present the operating results of our three resorts in the following segments: Wynn Palace, Wynn Macau, and Las Vegas Operations.

Macau Operations

We operate our Macau Operations under a 20-year casino concession agreement granted by the Macau government in June 2002. We lease from the Macau government approximately 51 acres of land in the Cotai area of Macau where Wynn Palace is located and 16 acres of land in downtown Macau's inner harbor where Wynn Macau is located.

Wynn Palace features the following as of March 31, 2019:

•	Approximately 424,000 square feet of casino space, offering 24-hour gaming and a full range of games with 326 table games and 1,135 slot machines, private gaming salons and sky casinos;

•	A luxury hotel with a total of 1,706 guest rooms, suites and villas;

•	14 food and beverage outlets;

•	Approximately 106,000 square feet of high-end, brand-name retail space;

•	Approximately 37,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including a gondola ride, health club, spa, salon and pool; and

•	Public attractions including a performance lake, floral art displays and fine art displays.

Wynn Macau features the following as of March 31, 2019:

•	Approximately 272,000 square feet of casino space, offering 24-hour gaming and a full range of games with 328 table games and 865 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	12 food and beverage outlets;

•	Approximately 59,000 square feet of high-end, brand-name retail space;

•	Approximately 31,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	A rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "prosperity tree" and "dragon of fortune" attractions.

In response to our evaluation of our Macau Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to these resorts.

Las Vegas Operations

Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip.

Wynn Las Vegas features the following as of March 31, 2019:

•
Approximately 194,000 square feet of casino space, offering 24-hour gaming and a full range of games with 233 table games and 1,804 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	33 food and beverage outlets;

•	Approximately 160,000 square feet of high-end, brand-name retail space (the majority of which is owned and operated by the Retail Joint Venture);

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	Recreation and leisure facilities, including swimming pools, private cabanas, two full service spas and salons, and a wedding chapel; and

•	A specially designed theater presenting "Le Rêve—The Dream," a water-based theatrical production and a theater presenting entertainment productions and various headliner entertainment acts.

In response to our evaluation of our Las Vegas Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort.

Construction and Development Opportunities

We are currently constructing Encore Boston Harbor, an integrated casino resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting and convention space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including gaming license fees, construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be approximately $2.6 billion. As of March 31, 2019, we have incurred $2.26 billion in total project costs. We expect to open Encore Boston Harbor in mid-2019.

We are currently constructing an approximately 430,000 square foot meeting and convention facility at Wynn Las Vegas and have begun construction activities in connection with the reconfiguration of the Wynn Las Vegas golf course, which we closed in the fourth quarter of 2017. Based on current designs, we estimate the total project budget to be approximately $425 million. As of March 31, 2019, we have incurred $181.5 million in total project costs. We expect to reopen the golf course in the fourth quarter of 2019 and open the additional meeting and convention space in the first quarter of 2020.

We have begun a reconfiguration of the current Wynn Club gaming area at Wynn Macau. When completed, the enhanced space will consist of approximately 40 mass market table games, a refurbished high-limit slot area, two new restaurants and approximately 7,000 square feet of retail space, and will provide for improved pedestrian access from the boardwalk. We estimate the total project budget to be approximately $62 million. We expect to complete the gaming enhancements and open the new restaurants and retail space in the fourth quarter of 2019.

We are exploring various development opportunities with respect to the approximately 38 acres of land located on the Las Vegas Strip directly across from Wynn Las Vegas.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide.

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of our operational performance for the periods for which the Consolidated Statements of Operations are presented. These key operating measures are defined below:

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

Results of Operations

Financial results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The following table summarizes our financial results for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues	$1,651,546	$1,715,578	$(64,032)	(3.7)
Net income (loss) attributable to Wynn Resorts, Limited	104,872	(204,307)	309,179	151.3
Diluted net income (loss) per share	0.98	(1.99)	2.97	149.2
Adjusted Property EBITDA (1)	494,777	564,329	(69,552)	(12.3)
(1) See Item 1—"Financial Statements," Note 16, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net income (loss) attributable to Wynn Resorts, Limited.

The decrease in operating revenues was driven by decreases of $94.4 million and $30.5 million from Wynn Macau and our Las Vegas Operations, respectively, partially offset by an increase of $60.8 million from Wynn Palace.

The increase in net income (loss) attributable to Wynn Resorts, Limited was primarily due to a litigation settlement of $463.6 million, partially offset by an income tax benefit of $111.0 million, recorded in the first quarter of 2018.

The decrease in Adjusted Property EBITDA was driven by decreases of $45.9 million, and $34.3 million from Wynn Macau and our Las Vegas Operations, respectively, partially offset by an increase of $10.7 million from Wynn Palace.

Operating revenues

The following table presents operating revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$726,622	$665,846	$60,776	9.1
Wynn Macau	523,891	618,241	(94,350)	(15.3)
Total Macau Operations	1,250,513	1,284,087	(33,574)	(2.6)
Las Vegas Operations	401,033	431,491	(30,458)	(7.1)
	$1,651,546	$1,715,578	$(64,032)	(3.7)

The following table presents casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,185,101	$1,242,139	$(57,038)	(4.6)
Non-casino revenues:
Rooms	191,270	190,310	960	0.5
Food and beverage	173,219	172,222	997	0.6
Entertainment, retail and other	101,956	110,907	(8,951)	(8.1)
Total non-casino revenues	466,445	473,439	(6,994)	(1.5)
	$1,651,546	$1,715,578	$(64,032)	(3.7)
Casino revenues for the three months ended March 31, 2019 were 71.8% of operating revenues, compared to 72.4% for the same period of 2018. Non-casino revenues for the three months ended March 31, 2019 were 28.2% of operating revenues, compared to 27.6% for the same period of 2018.

Casino revenues

Casino revenues decreased primarily due to decreased VIP turnover at Wynn Palace and Wynn Macau and decreased table drop at our Las Vegas Operations, partially offset by increased VIP win as a percentage of turnover at Wynn Palace. The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Three Months Ended March 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$623,175	$568,460	$54,715	9.6
VIP:
Average number of table games	111	115	(4)	(3.5)
VIP turnover	$12,627,262	$15,385,833	$(2,758,571)	(17.9)
VIP table games win	$493,184	$399,891	$93,293	23.3
VIP win as a % of turnover	3.91%	2.60%	1.31
Table games win per unit per day	$49,156	$38,533	$10,623	27.6
Mass market:
Average number of table games	211	211	—	—
Table drop	$1,303,924	$1,217,201	$86,723	7.1
Table games win	$315,469	$310,159	$5,310	1.7
Table games win %	24.2%	25.5%	(1.3)
Table games win per unit per day	$16,646	$16,341	$305	1.9
Average number of slot machines	1,091	1,062	29	2.7
Slot machine handle	$975,048	$1,058,096	$(83,048)	(7.8)
Slot machine win	$51,401	$55,785	$(4,384)	(7.9)
Slot machine win per unit per day	$524	$584	$(60)	(10.3)
Wynn Macau:
Total casino revenues	$450,242	$539,035	$(88,793)	(16.5)
VIP:
Average number of table games	113	114	(1)	(0.9)
VIP turnover	$10,194,031	$17,087,455	$(6,893,424)	(40.3)
VIP table games win	$295,298	$445,189	$(149,891)	(33.7)
VIP win as a % of turnover	2.90%	2.61%	0.29
Table games win per unit per day	$29,099	$43,531	$(14,432)	(33.2)
Mass market:
Average number of table games	206	203	3	1.5
Table drop	$1,351,693	$1,322,815	$28,878	2.2
Table games win	$264,542	$256,481	$8,061	3.1
Table games win %	19.6%	19.4%	0.2
Table games win per unit per day	$14,283	$14,042	$241	1.7
Average number of slot machines	826	939	(113)	(12.0)
Slot machine handle	$794,367	$1,002,819	$(208,452)	(20.8)
Slot machine win	$37,894	$41,765	$(3,871)	(9.3)
Slot machine win per unit per day	$510	$494	$16	3.2

	Three Months Ended March 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$111,684	$134,644	$(22,960)	(17.1)
Average number of table games	238	238	—	—
Table drop	$404,073	$536,581	$(132,508)	(24.7)
Table games win	$111,370	$154,433	$(43,063)	(27.9)
Table games win %	27.6%	28.8%	(1.2)
Table games win per unit per day	$5,198	$7,212	$(2,014)	(27.9)
Average number of slot machines	1,807	1,829	(22)	(1.2)
Slot machine handle	$789,310	$744,133	$45,177	6.1
Slot machine win	$54,544	$49,264	$5,280	10.7
Slot machine win per unit per day	$335	$299	$36	12.2

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Three Months Ended March 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$43,314	$40,441	$2,873	7.1
Occupancy	97.2%	96.8%	0.4
ADR	$271	$252	$19	7.7
REVPAR	$264	$244	$20	8.2
Wynn Macau:
Total room revenues (dollars in thousands)	$28,867	$28,412	$455	1.6
Occupancy	99.3%	99.0%	0.3
ADR	$290	$291	$(1)	(0.4)
REVPAR	$288	$288	$—	—
Las Vegas Operations:
Total room revenues (dollars in thousands)	$119,089	$121,457	$(2,368)	(1.9)
Occupancy	82.6%	83.9%	(1.3)
ADR	$338	$340	$(2)	(0.6)
REVPAR	$279	$285	$(6)	(2.1)

Food and beverage revenues increased $1.0 million, primarily driven by increased covers at our high-volume restaurants at our Macau Operations.

Entertainment, retail and other revenues decreased $9.0 million, primarily due to decreased sales at owned retail outlets at Wynn Macau.

Operating expenses

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)	Percent Change
Operating expenses:
Casino	$750,071	$764,401	$(14,330)	(1.9)
Rooms	63,706	63,197	509	0.8
Food and beverage	148,761	137,658	11,103	8.1
Entertainment, retail and other	44,044	48,030	(3,986)	(8.3)
General and administrative	217,322	169,585	47,737	28.1
Litigation settlement	—	463,557	(463,557)	(100.0)
Provision for doubtful accounts	5,422	691	4,731	684.7
Pre-opening	27,713	10,345	17,368	167.9
Depreciation and amortization	136,557	136,357	200	0.1
Property charges and other	2,774	3,051	(277)	(9.1)
Total operating expenses	$1,396,370	$1,796,872	$(400,502)	(22.3)

Total operating expenses decreased $400.5 million compared with the first quarter of 2018, primarily due to a prior year litigation settlement of $463.6 million.

Casino expenses decreased primarily due to a decrease in gaming taxes commensurate with the decrease in casino revenues.

Food and beverage expenses increased $5.4 million, $3.1 million, and $2.6 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. The increases at Wynn Palace and Wynn Macau were driven by incremental costs associated with opening new food and beverage outlets at Wynn Palace and increased costs of goods sold. The increase at our Las Vegas Operations was primarily driven by increased payroll costs.

Entertainment, retail and other expenses decreased $4.0 million, primarily due to a decrease in retail costs of sales commensurate with the decrease in sales at owned retail outlets at Wynn Macau.

General and administrative expenses increased $2.7 million, $4.5 million, and $1.5 million, at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These increases were primarily attributable to increased payroll costs and property taxes at our Macau Operations and increased advertising costs at our Las Vegas Operations. Corporate and other general and administrative expenses increased $39.0 million, primarily due to a fine of $35 million assessed by the Massachusetts Gaming Commission.

Litigation settlement expense of $463.6 million was incurred in the first quarter of 2018 in connection with the repayment of the Redemption Note for claims related to the allegedly below-market interest rate of the Redemption Note.

The provision for doubtful accounts increased $1.6 million and $3.2 million at Wynn Macau and our Las Vegas Operations, respectively. The change was primarily due to the impact of historical collection patterns and current collection trends, as well as the specific review of customer accounts, on our estimated allowance for the respective periods.

For the three months ended March 31, 2019 and 2018, pre-opening expenses totaled $27.7 million and $10.3 million, respectively, which primarily related to the continued development of Encore Boston Harbor.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$115,898	$107,071	$8,827	8.2
Capitalized interest	(22,718)	(8,844)	(13,874)	156.9
	$93,180	$98,227	$(5,047)	(5.1)

Weighted average total debt balance	$9,214,600	$9,674,007
Weighted average interest rate	5.02%	4.42%

Interest costs increased due to an increase in the weighted average interest rate, partially offset by a decrease in the weighted average debt balance. Capitalized interest increased due to Encore Boston Harbor construction activities.

Other non-operating income and expenses

During the first quarter of 2018, we repaid the $1.94 billion principal amount of the Redemption Note and recorded a loss of $69.3 million from the change in the fair value of the Redemption Note.
We recorded a $2.3 million net gain on extinguishment of debt for the three months ended March 31, 2018, related to the repayment of the Redemption Note, Wynn Resorts' purchase of $40.0 million of Wynn Las Vegas' 5 1/2% Senior Notes due 2025 and 5 1/4% Senior Notes due 2027 and the execution of the supplemental indenture related to Wynn Las Vegas' 4 1/4% Senior Notes due 2023.

We incurred foreign currency remeasurement losses of $6.4 million and $9.2 million for the three months ended March 31, 2019 and 2018, respectively. The losses were primarily due to the impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities.

Income Taxes
We recorded an income tax expense of $1.7 million and an income tax benefit of $111.0 million for the three months ended March 31, 2019 and 2018, respectively. The 2019 income tax expense primarily related to the increase in the valuation allowance for U.S foreign tax credits and the 2018 income tax benefit primarily related to the settlement of the Redemption Note.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $54.9 million for the three months ended March 31, 2019, compared to $66.8 million for the same period of 2018. These amounts are primarily related to the noncontrolling interests' share of net income from WML.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income (loss) before interest, income taxes, depreciation and amortization, litigation settlement expense, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other, stock-based compensation, gain on extinguishment of debt, change in derivatives fair value, change in Redemption Note fair value and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income (loss) as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts' calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 16, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income (loss) attributable to Wynn Resorts, Limited.

	Three Months Ended March 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Wynn Palace	$222,586	$211,911	$10,675	5.0
Wynn Macau	163,889	209,822	(45,933)	(21.9)
Las Vegas Operations	108,302	142,596	(34,294)	(24.0)

Adjusted Property EBITDA at Wynn Palace increased 5.0% primarily due to increases in VIP win as a percentage of turnover and table drop in our mass market operations, partially offset by an increase in food and beverage and general and administrative expenses.
Adjusted Property EBITDA at Wynn Macau decreased 21.9% primarily due to a decrease in VIP turnover.
Adjusted Property EBITDA at our Las Vegas Operations decreased 24.0% driven by a decrease in table drop, increased payroll costs in our food and beverage operations, and a $3.2 million increase in the provision for doubtful accounts.
Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Three Months Ended March 31,
Cash Flows - Summary	2019	2018
Net cash provided by (used in) operating activities	$263,858	$(53,646)
Net cash used in investing activities:
Capital expenditures, net of construction payables and retention	(310,279)	(514,536)
Purchase of intangible and other assets	(1,000)	(32,040)
Proceeds from the sale or maturity of investment securities	—	227,668
Purchase of investment securities	—	(89,298)
Proceeds from sale of assets	404	93
Net cash used in investing activities	(310,875)	(408,113)

Net cash used in financing activities
Proceeds from issuance of long-term debt	250,000	1,673,605
Repayments of long-term debt	(500,503)	(1,977,045)
Proceeds from note receivable from sale of ownership interest in subsidiary	—	75,000
Repurchase of common stock	(5,401)	(499)
Proceeds from exercise of stock options	4,064	4,828
Dividends paid	(80,773)	(51,456)
Payments for financing costs	(10,496)	(31,680)
Net cash used in financing activities	(343,109)	(307,247)

Effect of exchange rate on cash, cash equivalents and restricted cash	(2,404)	(3,949)
Decrease in cash, cash equivalents and restricted cash	$(392,530)	$(772,955)

Operating Activities

Our operating cash flows primarily consist of the operating income generated by our Macau and Las Vegas Operations (excluding depreciation and amortization and other non-cash charges), interest paid and earned, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play in both Macau and Las Vegas is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers who gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail and other revenue is conducted on a cash and credit basis. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivable, net.

The increase in net cash provided by operations was primarily driven by an increase in net income for the three months ended March 31, 2019. In the three months ended March 31, 2018, the Company recorded a $463.6 million litigation settlement expense.

Investing Activities

During the three months ended March 31, 2019, we incurred capital expenditures of $170.6 million related to the construction of Encore Boston Harbor and $48.8 million related to the construction of the additional meeting and convention space at Wynn Las Vegas and the reconfiguration of the Wynn Las Vegas golf course. During the three months ended March 31, 2018, we incurred capital expenditures of $246.8 million for the acquisition of land on the Las Vegas Strip directly across from Wynn Las Vegas and $205.3 million for the construction of Encore Boston Harbor.

Financing Activities

During the three months ended March 31, 2019, we repaid $498.8 million on the Wynn Macau Senior Revolving Credit Facility, and borrowed an additional $250.0 million term loan under the Wynn Resorts Credit Agreement (as defined below in "Capital Resources"). During the three months ended March 31, 2018, we borrowed $800 million under the Bridge Facility and $250 million under the WA Senior Revolving Credit Facility which were used, along with cash on hand, to repay the Redemption Note principal amount of $1.94 billion. In addition, we borrowed $623.4 million under the Macau Senior Revolving Credit Facility and effectively extinguished $40.0 million of the 2025 Notes and 2027 Notes when Wynn Resorts purchased the notes.

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity under the Company as of March 31, 2019 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Macau, Limited	$899,760	$622,298
Wynn America, LLC	155,604	357,250
Wynn Resorts, Limited and other	767,527	—
Total cash and cash equivalents	$1,822,891	$979,548

Wynn Macau, Limited generates cash from our Macau Operations, which we expect to use to service our Wynn Macau Credit Facilities and WML Notes, pay dividends to shareholders of WML (of which we own approximately 72%), and fund working capital and capital expenditure requirements. The Wynn Macau Credit Facilities contain customary negative covenants and financial covenants, including, but not limited to, covenants that restrict our ability to pay dividends or distributions to any direct or indirect subsidiaries.
Wynn America, LLC generates cash from Wynn Las Vegas, excluding the Retail Joint Venture, which we expect to use to service our WLV Notes and fund working capital and capital expenditure requirements, including the construction of Encore Boston Harbor. The Wynn America Credit Facilities contain customary negative covenants and financial covenants, including, but not limited to, covenants that restrict our ability to pay dividends or distributions to any direct or indirect subsidiaries.
Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited and other primarily generates cash from royalty and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. We expect to use this cash to service our WRL Term Loan and Retail Term Loan, service our Wynn America Credit Facilities until the opening of Encore Boston Harbor, fund the construction of Encore Boston Harbor and the additional meeting and convention space in Las Vegas, and pay dividends.

Wynn Resorts Term Loan

On October 30, 2018, the Company and certain subsidiaries of the Company entered into a credit agreement (as subsequently amended, the "Credit Agreement") to provide for a $500 million six-year term loan facility (the "WRL Term Loan I"). On March 8, 2019, the Company, certain subsidiaries of the Company, and certain incremental term facility lenders entered into an incremental joinder agreement that amended the Credit Agreement to, among other things, provide the Company with an additional $250 million term loan (the "WRL Term Loan II" and collectively with the WRL Term Loan I, the "Wynn Resorts Term Loan"), on substantially similar terms as the WRL Term Loan I. The Company intends to use the net proceeds of the WRL Term Loan II for general corporate purposes, including, without limitation, repurchases of the Company's common stock, investments in subsidiaries and/or capital expenditures. The Wynn Resorts Term Loan matures on October 30, 2024 and bears interest at a rate of LIBOR plus 2.25% per year. For more information on the Wynn Resorts Term Loan, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 6, "Long-Term Debt."

Commitment Letter

On March 8, 2019, in connection with the WRL Term Loan II, the Company agreed to terminate the remaining $250.0 million of the lenders' commitments under the commitment letter. Accordingly, there are no remaining commitments under the commitment letter.

Other Factors Affecting Liquidity

We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 14, "Commitments and Contingencies."

Our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of March 31, 2019, we had $843.3 million in repurchase authority remaining under the program.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for an interest rate collar associated with our Retail Term Loan. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of March 31, 2019, we had outstanding letters of credit totaling $17.8 million.

Contractual Commitments

During the three months ended March 31, 2019, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, other than the $250.0 million WRL Term Loan II, which matures on October 30, 2024, and a Wynn Macau Revolving Credit Facility repayment of $498.8 million.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to these policies for the three months ended March 31, 2019.

Recently Adopted Accounting Standards and Accounting Standards Issued But Not Yet Adopted

See related disclosure in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2, "Basis of Presentation and Significant Accounting Policies."

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A — "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

•	controversy and litigation related to Stephen A. Wynn and his separation from the Company;

•	extensive regulation of our business (including the Chinese government's ongoing anti-corruption campaign) and the cost of compliance or failure to comply with applicable laws and regulations;

•	pending or future claims and legal proceedings, regulatory or enforcement actions or probity investigations;

•	our ability to maintain our gaming licenses and concessions;

•	our dependence on key employees;

•	general global political and economic conditions, in the U.S. and China, which may impact levels of travel, leisure and consumer spending;

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

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

Interest Rate Sensitivity

As of March 31, 2019, approximately 48.6% of our long-term debt was based on fixed rates. Based on our borrowings as of March 31, 2019, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $47.8 million.

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

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of our Wynn Macau, Limited debt is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of March 31, 2019, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $27.0 million.

Item 4. Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company's legal proceedings see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 14, "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

CCAC Information Request

In July 2014, Wynn Macau SA, an indirect subsidiary of Wynn Macau, Limited, was contacted by the Commission Against Corruption of Macau ("CCAC") requesting certain information related to its land in the Cotai area of Macau. Wynn Macau SA cooperated with CCAC's request.

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to those risk factors during the three months ended March 31, 2019 other than resolution of certain litigation as discussed in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 14, "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In January 2019, we repurchased 18,767 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $113.55 per share, for a total amount of approximately $2.1 million.

In February 2019, we repurchased 1,773 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $130.91 per share, for a total amount of approximately $0.2 million.

In March 2019, we repurchased 24,278 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $125.12 per share, for a total amount of approximately $3.0 million.

None of the foregoing repurchases that occurred during the three months ended March 31, 2019 were part of the Company's publicly announced repurchase program. As of March 31, 2019, we had $843.3 million in repurchase authority under the program.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)
3.2	Eighth Amended and Restated Bylaws of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 6, 2015.)
*10.1
Incremental Joinder Agreement No. 1, dated as of March 8, 2019, by and among Wynn Resorts, Limited, as borrower, Wynn Group Asia, Inc. and Wynn Resorts Holdings, LLC, as Guarantors, and Deutsche Bank AG New York Branch, as administrative agent.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 2, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Stockholders' Equity as of March 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

Wynn Resorts, Limited agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: May 9, 2019	By:	/s/ Craig S. Billings
Craig S. Billings
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

