Form 10-Q
period 2019-06-30
WYNN RESORTS LTD
filed 2019-08-08
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	WYNN	Nasdaq Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common stock, par value $0.01	107,615,934

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,501,886	$2,215,001
Receivables, net	296,696	276,644
Inventories	81,766	66,627
Prepaid expenses and other	86,975	83,104
Total current assets	1,967,323	2,641,376
Property and equipment, net	9,640,704	9,385,920
Restricted cash	4,481	4,322
Intangible assets, net	133,066	222,506
Operating lease assets	452,274	—
Deferred income taxes, net	738,940	736,452
Other assets	228,486	225,693
Total assets	$13,165,274	$13,216,269
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$432,130	$321,796
Customer deposits	906,455	955,450
Gaming taxes payable	214,606	247,341
Accrued compensation and benefits	164,690	163,966
Accrued interest	63,005	61,595
Current portion of long-term debt	56,605	11,960
Other accrued liabilities	137,857	119,955
Total current liabilities	1,975,348	1,882,063
Long-term debt	9,095,293	9,411,140
Long-term operating lease liabilities	151,446	—
Other long-term liabilities	92,248	108,277
Total liabilities	11,314,335	11,401,480
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 122,790,664 and 122,115,585 shares issued; 107,610,356 and 107,232,026 shares outstanding, respectively	1,228	1,221
Treasury stock, at cost; 15,180,308 and 14,883,559 shares, respectively	(1,379,644)	(1,344,012)
Additional paid-in capital	2,498,316	2,457,079
Accumulated other comprehensive loss	(1,986)	(1,950)
Retained earnings	932,907	921,785
Total Wynn Resorts, Limited stockholders' equity	2,050,821	2,034,123
Noncontrolling interests	(199,882)	(219,334)
Total stockholders' equity	1,850,939	1,814,789
Total liabilities and stockholders' equity	$13,165,274	$13,216,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues:
Casino	$1,142,503	$1,100,027	$2,327,604	$2,342,166
Rooms	198,807	186,051	390,077	376,361
Food and beverage	218,022	214,867	391,241	387,089
Entertainment, retail and other	99,000	104,479	200,956	215,386
Total operating revenues	1,658,332	1,605,424	3,309,878	3,321,002
Operating expenses:
Casino	724,987	707,194	1,475,058	1,471,595
Rooms	66,148	63,675	129,854	126,872
Food and beverage	182,080	168,296	330,841	305,954
Entertainment, retail and other	43,514	46,589	87,558	94,619
General and administrative	202,224	183,631	419,546	353,216
Litigation settlement	—	—	—	463,557
Provision (benefit) for doubtful accounts	3,581	(1,390)	9,003	(699)
Pre-opening	69,883	11,196	97,596	21,541
Depreciation and amortization	140,269	137,870	276,826	274,227
Property charges and other	6,930	8,791	9,704	11,842
Total operating expenses	1,439,616	1,325,852	2,835,986	3,122,724
Operating income	218,716	279,572	473,892	198,278
Other income (expense):
Interest income	6,265	6,861	13,552	14,081
Interest expense, net of amounts capitalized	(93,149)	(89,898)	(186,329)	(188,125)
Change in derivatives fair value	(3,304)	—	(4,813)	—
Change in Redemption Note fair value	—	—	—	(69,331)
Gain on extinguishment of debt	—	—	—	2,329
Other	11,715	(957)	5,357	(10,177)
Other income (expense), net	(78,473)	(83,994)	(172,233)	(251,223)
Income (loss) before income taxes	140,243	195,578	301,659	(52,945)
Benefit for income taxes	1,991	9,702	306	120,747
Net income	142,234	205,280	301,965	67,802
Less: net income attributable to noncontrolling interests	(47,683)	(49,524)	(102,542)	(116,353)
Net income (loss) attributable to Wynn Resorts, Limited	$94,551	$155,756	$199,423	$(48,551)
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$0.88	$1.44	$1.87	$(0.46)
Diluted	$0.88	$1.44	$1.86	$(0.46)
Weighted average common shares outstanding:
Basic	106,876	107,792	106,834	105,195
Diluted	107,141	108,405	107,089	105,195
Dividends declared per common share	$1.00	$0.75	$1.75	$1.25
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$142,234	$205,280	$301,965	$67,802
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	838	(115)	(50)	(1,946)
Change in net unrealized loss on investment securities, before and after tax	—	19	—	1,311
Redemption Note credit risk adjustment, net of tax of $2,735	—	—	—	9,211
Total comprehensive income	143,072	205,184	301,915	76,378
Less: comprehensive income attributable to noncontrolling interests	(47,450)	(49,492)	(102,556)	(115,811)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$95,622	$155,692	$199,359	$(39,433)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30, 2019
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, April 1, 2019	107,660,449	$1,226	$(1,349,413)	$2,483,026	$(2,591)	$945,972	$2,078,220	$(162,977)	$1,915,243
Net income	—	—	—	—	—	94,551	94,551	47,683	142,234
Currency translation adjustment	—	—	—	—	605	—	605	233	838
Exercise of stock options	180,000	2	—	8,479	—	—	8,481	—	8,481
Issuance of restricted stock	32,633	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(10,795)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(251,931)	—	(30,231)	—	—	—	(30,231)	—	(30,231)
Cash dividends declared	—	—	—	—	—	(107,616)	(107,616)	(82,917)	(190,533)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,727)	(2,727)
Stock-based compensation	—	—	—	6,811	—	—	6,811	823	7,634
Balances, June 30, 2019	107,610,356	$1,228	$(1,379,644)	$2,498,316	$(1,986)	$932,907	$2,050,821	$(199,882)	$1,850,939

	For the Three Months Ended June 30, 2018
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, April 1, 2018	103,202,045	$1,166	$(1,184,967)	$1,508,714	$(1,874)	$388,523	$711,562	$59,826	$771,388
Net income	—	—	—	—	—	155,756	155,756	49,524	205,280
Currency translation adjustment	—	—	—	—	(83)	—	(83)	(32)	(115)
Change in net unrealized loss on investment securities	—	—	—	—	19	—	19	—	19
Exercise of stock options	44,000	—	—	5,238	—	—	5,238	506	5,744
Issuance of common stock	5,300,000	53	—	915,160	—	—	915,213	—	915,213
Issuance of restricted stock	106,472	1	—	(1)	—	—	—	—	—
Cancellation of restricted stock	(10,146)	—	—	—	—	—	—	—	—
Cash dividends declared	—	—	—	—	—	(81,329)	(81,329)	(4)	(81,333)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(3,852)	(3,852)
Stock-based compensation	—	—	—	6,609	—	—	6,609	642	7,251
Balances, June 30, 2018	108,642,371	$1,220	$(1,184,967)	$2,435,720	$(1,938)	$462,950	$1,712,985	$106,610	$1,819,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
(in thousands, except share data)
(unaudited)

	For the Six Months Ended June 30, 2019
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2019	107,232,026	$1,221	$(1,344,012)	$2,457,079	$(1,950)	$921,785	$2,034,123	$(219,334)	$1,814,789
Net income	—	—	—	—	—	199,423	199,423	102,542	301,965
Currency translation adjustment	—	—	—	—	(36)	—	(36)	(14)	(50)
Exercise of stock options	257,690	3	—	12,542	—	—	12,545	—	12,545
Issuance of restricted stock	429,229	4	—	14,344	—	—	14,348	785	15,133
Cancellation of restricted stock	(11,840)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(296,749)	—	(35,632)	—	—	—	(35,632)	—	(35,632)
Cash dividends declared	—	—	—	—	—	(188,301)	(188,301)	(82,900)	(271,201)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,727)	(2,727)
Stock-based compensation	—	—	—	14,351	—	—	14,351	1,766	16,117
Balances, June 30, 2019	107,610,356	$1,228	$(1,379,644)	$2,498,316	$(1,986)	$932,907	$2,050,821	$(199,882)	$1,850,939

	For the Six Months Ended June 30, 2018
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2018	103,005,866	$1,164	$(1,184,468)	$1,497,928	$(1,845)	$635,067	$947,846	$130,504	$1,078,350
Cumulative effect, change in accounting for credit risk, net of tax of $2,735	—	—	—	—	(9,211)	9,211	—	—	—
Net income (loss)	—	—	—	—	—	(48,551)	(48,551)	116,353	67,802
Currency translation adjustment	—	—	—	—	(1,404)	—	(1,404)	(542)	(1,946)
Change in net unrealized loss on investment securities	—	—	—	—	1,311	—	1,311	—	1,311
Redemption Note settlement	—	—	—	—	9,211	—	9,211	—	9,211
Exercise of stock options	112,590	1	—	10,065	—	—	10,066	506	10,572
Issuance of common stock	5,300,000	53	—	915,160	—	—	915,213	—	915,213
Issuance of restricted stock	242,139	2	—	1,297	—	—	1,299	501	1,800
Cancellation of restricted stock	(15,194)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(3,030)	—	(499)	—	—	—	(499)	—	(499)
Cash dividends declared	—	—	—	—	—	(132,777)	(132,777)	(138,325)	(271,102)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(3,852)	(3,852)
Stock-based compensation	—	—	—	11,270	—	—	11,270	1,465	12,735
Balances, June 30, 2018	108,642,371	$1,220	$(1,184,967)	$2,435,720	$(1,938)	$462,950	$1,712,985	$106,610	$1,819,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$301,965	$67,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276,826	274,227
Deferred income taxes	(2,488)	(119,768)
Stock-based compensation expense	20,168	16,930
Amortization of debt issuance costs	14,862	17,609
Loss on extinguishment of debt	—	2,166
Provision (benefit) for doubtful accounts	9,003	(699)
Change in derivatives fair value	4,813	—
Change in Redemption Note fair value	—	69,331
Property charges and other	4,507	25,569
Increase (decrease) in cash from changes in:
Receivables, net	(25,965)	(5,640)
Inventories, prepaid expenses and other	(43,018)	(2,336)
Customer deposits	(59,910)	(206,729)
Accounts payable and accrued expenses	8,681	(85,160)
Net cash provided by operating activities	509,444	53,302
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(636,002)	(841,924)
Purchase of intangible and other assets	(1,000)	(101,477)
Proceeds from the sale or maturity of investment securities	—	227,668
Purchase of investment securities	—	(34,098)
Proceeds from sale of assets	441	1,413
Net cash used in investing activities	(636,561)	(748,418)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	324,754	1,673,605
Repayments of long-term debt	(603,857)	(3,028,786)
Proceeds from note receivable from sale of ownership interest in subsidiary	—	75,000
Proceeds from issuance of common stock, net of issuance costs	—	915,213
Repurchase of common stock	(35,632)	(499)
Proceeds from exercise of stock options	12,545	10,572
Dividends paid	(270,490)	(270,021)
Distribution to noncontrolling interest	(2,727)	(3,852)
Payments for financing costs	(10,488)	(29,480)
Net cash used in financing activities	(585,895)	(658,248)
Effect of exchange rate on cash, cash equivalents and restricted cash	56	(4,297)
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(712,956)	(1,357,661)
Balance, beginning of period	2,219,323	2,806,634
Balance, end of period	$1,506,367	$1,448,973

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$170,059	$206,351
Capitalized stock-based compensation	$147	$9
Liability settled with shares of common stock	$15,134	$1,800
Accounts and construction payables related to property and equipment	$282,721	$168,893
Dividends payable on unvested restricted stock included in other accrued liabilities	$5,167	$2,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, "Wynn Resorts" or the "Company") is a designer, developer, owner and operator of destination casino resorts. In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts. The Company refers to Wynn Palace and Wynn Macau as its Macau Operations. In Las Vegas, Nevada, the Company operates and, with the exception of certain retail space, owns 100% of Wynn Las Vegas. Additionally, the Company is a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). The Company refers to Wynn Las Vegas and the Retail Joint Venture as its Las Vegas Operations. On June 23, 2019, the Company opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts. The results of the eight days of its operations during the second quarter of 2019 are presented within Corporate and other in the accompanying condensed consolidated financial statements, except where otherwise noted.

Development Projects

The Company is currently constructing an approximately 430,000 square foot meeting and convention facility at Wynn Las Vegas and is reconfiguring the Wynn Las Vegas golf course, which the Company closed in the fourth quarter of 2017. The facility will feature approximately 217,000 square feet of state-of-the-art meeting and convention space available for group reservations. The Company expects to reopen the golf course in the fourth quarter of 2019 and open the additional meeting and convention facility in the first quarter of 2020.

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 15 "Retail Joint Venture." All significant intercompany accounts and transactions have been eliminated.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Investment Securities

Investment securities consist of domestic and foreign short-term and long-term investments in corporate bonds, commercial paper, and U.S. government agency bonds reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). As of June 30, 2019 and December 31, 2018, the Company had no investment securities.

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

Lessor Arrangements

The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space at its integrated resorts, which represents approximately 96,000, 59,000, and 142,000 square feet of space at Wynn Palace, Wynn Macau, and Wynn Las Vegas, respectively. The lease arrangements generally include minimum base rent and contingent rental clauses based on a percentage of net sales. Generally, the terms of the leases range between five and 10 years. The Company records revenue on a straight-line basis over the term of the lease, and recognizes revenue for contingent rentals when the contingency has been resolved. The Company has elected to combine lease and nonlease components for the purpose of measuring lease revenue. Revenue is recorded in entertainment, retail and other revenue on the Condensed Consolidated Statements of Operations.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Consolidated Statements of Operations. These taxes totaled $561.8 million for each of the three months ended June 30, 2019 and 2018, and $1.15 billion and $1.17 billion for the six months ended June 30, 2019 and 2018, respectively.

Pre-opening expenses

Pre-opening expenses represent personnel, advertising, and other costs incurred prior to the opening of new ventures and are expensed as incurred. During the three and six months ended June 30, 2019 and 2018, the Company incurred pre-opening expenses primarily in connection with the development of Encore Boston Harbor.

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

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash (1)	$1,111,691	$1,455,744
Cash equivalents (2)	390,195	759,257
Total cash and cash equivalents	1,501,886	2,215,001
Restricted cash (3)	4,481	4,322
Total cash, cash equivalents and restricted cash	$1,506,367	$2,219,323
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash collateral associated with an obligation and cash held in a trust in accordance with WML's share award plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 4 -    Receivables, net

Receivables, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Casino	$243,430	$229,594
Hotel	21,056	22,086
Other	61,570	57,658
	326,056	309,338
Less: allowance for doubtful accounts	(29,360)	(32,694)
	$296,696	$276,644

As of June 30, 2019 and December 31, 2018, approximately 83.3% and 85.0%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which our customers reside could affect the collectability of such receivables.

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Buildings and improvements	$9,266,711	$7,707,467
Land and improvements	1,211,975	1,141,032
Furniture, fixtures and equipment	2,891,388	2,288,370
Leasehold interests in land	—	313,516
Airplanes	110,623	110,623
Construction in progress	394,107	1,912,801
	13,874,804	13,473,809
Less: accumulated depreciation	(4,234,100)	(4,087,889)
	$9,640,704	$9,385,920

As of June 30, 2019, construction in progress consisted primarily of costs capitalized, including interest, for the construction of the additional meeting and convention space at Wynn Las Vegas and the reconfiguration of the Wynn Las Vegas golf course. As of December 31, 2018, construction in progress consisted primarily of costs capitalized, including interest, for the construction of Encore Boston Harbor. On June 23, 2019, Encore Boston Harbor opened and its associated construction in progress balance was placed into service.

The Company capitalized interest of $24.1 million and $12.6 million for the three months ended June 30, 2019 and 2018, respectively, and $46.8 million and $21.5 million for the six months ended June 30, 2019 and 2018, respectively, primarily in connection with the construction of Encore Boston Harbor.

Beginning January 1, 2019, leasehold interests in land, net of related accumulated amortization were reclassified to operating lease assets with the adoption of Topic 842.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility, due 2022 (1)	$2,299,070	$2,296,999
Senior Revolving Credit Facility, due 2022 (2)	99,917	623,921
4 7/8% Senior Notes, due 2024	600,000	600,000
5 1/2% Senior Notes, due 2027	750,000	750,000

U.S. and Corporate Related:
Wynn America Credit Facilities (3):
Senior Term Loan Facility, due 2021	991,299	994,780
4 1/4% Senior Notes, due 2023	500,000	500,000
5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
5 1/4% Senior Notes, due 2027	880,000	880,000
Retail Term Loan, due 2025 (4)	615,000	615,000
Wynn Resorts Term Loan, due 2024 (5)	748,125	500,000
	9,263,411	9,540,700
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(111,513)	(117,600)
	9,151,898	9,423,100
Less: Current portion of long-term debt	(56,605)	(11,960)
Total long-term debt, net of current portion	$9,095,293	$9,411,140

(1) Approximately $1.31 billion and $994.1 million of the Wynn Macau Senior Term Loan Facility bears interest at a rate of LIBOR plus 1.75% per year and HIBOR plus 1.75% per year, respectively. As of June 30, 2019, the weighted average interest rate was approximately 4.19%.
(2) Approximately $57.0 million and $42.9 million of the Wynn Macau Senior Revolving Credit Facility bears interest at a rate of LIBOR plus 1.75% per year and HIBOR plus 1.75% per year, respectively. As of June 30, 2019, the weighted average interest rate was approximately 4.20%, and the available borrowing capacity was $648.5 million.
(3) The Wynn America Senior Term Loan Facility bears interest at a rate of LIBOR plus 1.75% per year. As of June 30, 2019, the interest rate was 4.16%. Additionally, as of June 30, 2019, the available borrowing capacity under the Wynn America Senior Revolving Credit Facility was $356.9 million.
(4) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of June 30, 2019, the interest rate was 4.14%.
(5) The Wynn Resorts Term Loan bears interest at a rate of LIBOR plus 2.25% per year. As of June 30, 2019, the interest rate was 4.69%.

Wynn Resorts Term Loan

On October 30, 2018, the Company and certain subsidiaries of the Company entered into a credit agreement (as subsequently amended, the "Credit Agreement") to provide for a $500.0 million six year term loan facility (the "WRL Term Loan I"). On March 8, 2019, the Company, certain subsidiaries of the Company, and certain incremental term facility lenders entered into an incremental joinder agreement that amended the Credit Agreement to, among other things, provide the Company with an additional $250.0 million term loan (the "WRL Term Loan II" and, collectively with the WRL Term Loan I, the "Wynn Resorts Term Loan"), on substantially similar terms as the WRL Term Loan I. The Company intends to use the net proceeds of the WRL Term Loan II for general corporate purposes, including without limitation, repurchases of the Company's common stock, investments in subsidiaries, and/or capital expenditures.

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

Debt Covenant Compliance

As of June 30, 2019, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of June 30, 2019 and December 31, 2018, was approximately $9.24 billion and $8.97 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $9.26 billion and $9.54 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 7 - Stockholders' Equity

Dividends

On February 26, 2019 and May 30, 2019, the Company paid cash dividends of $0.75 and $1.00 per share, respectively. During the three and six months ended June 30, 2019, the Company recorded $107.6 million and $188.3 million, respectively, as a reduction of retained earnings from cash dividends declared.

On February 27, 2018 and May 29, 2018, the Company paid cash dividends of $0.50 and $0.75 per share, respectively. During the three and six months ended June 30, 2018, the Company recorded $81.3 million and $132.8 million, respectively, as a reduction of retained earnings from cash dividends declared.

On August 6, 2019, the Company announced a cash dividend of $1.00 per share, payable on August 27, 2019, to stockholders of record as of August 16, 2019.

Noncontrolling Interests

On June 19, 2019, WML paid a cash dividend of HK$0.45 per share for a total of $298.0 million. The Company's share of this dividend was $215.0 million with a reduction of $83.0 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheet.

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

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following table presents the changes by component, net of tax and noncontrolling interests, in accumulated other comprehensive loss of the Company (in thousands):

Foreign currency translation
January 1, 2019	$(1,950)
Change in net unrealized loss	(36)
Other comprehensive loss	(36)
June 30, 2019	$(1,986)

	Foreign currency translation	Unrealized loss on investment securities	Redemption Note	Total
January 1, 2018	$(553)	$(1,292)	$—	$(1,845)
Cumulative credit risk adjustment (1)	—	—	(9,211)	(9,211)
Change in net unrealized loss	(1,404)	(1,491)	7,690	4,795
Amounts reclassified to net income (2)	—	2,802	1,521	4,323
Other comprehensive income (loss)	(1,404)	1,311	9,211	9,118
June 30, 2018	$(1,957)	$19	$—	$(1,938)
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 8 -    Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	June 30, 2019	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$390,195	—	$390,195	—
Restricted cash	$4,481	$2,033	$2,448	—

Liabilities:
Interest rate collar	$5,433	—	$5,433	—

		Fair Value Measurements Using:
	December 31, 2018	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$759,257	—	$759,257	—
Restricted cash	$4,322	$2,015	$2,307	—

Liabilities:
Interest rate collar	$619	—	$619	—

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 9 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	June 30, 2019	December 31, 2018	Increase (decrease)	June 30, 2018	December 31, 2017	Increase (decrease)
Casino outstanding chips and front money deposits (1)	$865,578	$905,561	$(39,983)	$794,232	$991,957	$(197,725)
Advance room deposits and ticket sales (2)	36,185	42,197	(6,012)	38,903	48,065	(9,162)
Other gaming-related liabilities (3)	7,405	12,694	(5,289)	9,474	12,765	(3,291)
Loyalty program and related liabilities (4)	18,166	18,148	18	18,738	18,421	317
	$927,334	$978,600	$(51,266)	$861,347	$1,071,208	$(209,861)

(1) Casino outstanding chips represent amounts owed to gaming promoters and customers for chips in their possession, and casino front money deposits represent funds deposited by customers before gaming play occurs. These amounts are included in customer deposits on the Condensed Consolidated Balance Sheets and may be recognized as revenue or redeemed for cash in the future.
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

Note 10 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Casino	$1,790	$1,308	$4,374	$3,127
Rooms	223	78	441	205
Food and beverage	477	232	809	610
Entertainment, retail and other	62	33	106	76
General and administrative	6,938	7,691	13,768	12,628
Pre-opening	340	284	670	284
Total stock-based compensation expense	9,830	9,626	20,168	16,930
Total stock-based compensation capitalized	83	9	147	9
Total stock-based compensation costs	$9,913	$9,635	$20,315	$16,939

Certain members of the Company's executive management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $2.3 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively, and $4.2 million for each of the six months ended June 30, 2019 and 2018.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 11 - Income Taxes

The Company recorded an income tax benefit of $2.0 million and $9.7 million for the three months ended June 30, 2019 and 2018, respectively, and an income tax benefit of $0.3 million and $120.7 million for the six months ended June 30, 2019 and 2018, respectively. The 2019 income tax benefit primarily related to the decrease in the valuation allowance for U.S foreign tax credits and the 2018 income tax benefit primarily related to the settlement of the Redemption Note.

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

Wynn Macau SA received a five year exemption from Macau's 12% Complementary Tax on casino gaming profits through December 31, 2020. Accordingly, for the three months ended June 30, 2019 and 2018, the Company was exempt from the payment of such taxes totaling $19.8 million and $20.0 million, respectively. For the six months ended June 30, 2019 and 2018, the Company was exempt from the payment of such taxes totaling $42.6 million and $46.9 million, respectively. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited	$94,551	$155,756	$199,423	$(48,551)

Denominator:
Weighted average common shares outstanding	106,876	107,792	106,834	105,195
Potential dilutive effect of stock options and restricted stock	265	613	255	—
Weighted average common and common equivalent shares outstanding	107,141	108,405	107,089	105,195

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$0.88	$1.44	$1.87	$(0.46)
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$0.88	$1.44	$1.86	$(0.46)

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted net income (loss) per share	287	111	365	1,160

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 13 - Leases
Lessee Arrangements
The following table summarizes the balance sheet classification of the Company's lease assets and liabilities (in thousands):

	Balance Sheet Classification	June 30, 2019
Assets
Operating leases	Operating lease assets	$452,274
Finance lease	Property and equipment, net - Land	$21,680

Current liabilities
Operating leases	Other accrued liabilities	$17,769

Non-current liabilities
Operating leases	Long-term operating lease liabilities	$151,446
Finance lease	Other long-term liabilities	$16,565

The following tables disclose the components of the Company's lease cost, supplemental cash flow disclosures, and other information regarding the Company's lease arrangements (dollars in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost:
Operating lease cost	$8,248	$16,324
Short-term lease cost	5,872	10,740
Amortization of leasehold interests in land	3,411	6,540
Variable lease cost	1,362	2,476
Finance lease interest cost	256	512
Total lease cost	$19,149	$36,592

Six Months Ended June 30, 2019
Supplemental cash flow disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$26,371
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities - Operating leases	$15,636
Cash used in operating activities - Finance leases	$495

June 30, 2019
Other information:
Weighted-average remaining lease term - Operating leases	37.3 years
Weighted-average remaining lease term - Finance leases	46.2 years

Weighted-average discount rate - Operating leases	6.5%
Weighted-average discount rate - Finance leases	6.2%

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents an analysis of lease liability maturities (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$14,258	$495
2020	22,230	989
2021	19,252	989
2022	17,940	989
2023	17,171	989
Thereafter	481,182	66,742
Total undiscounted cash flows	$572,033	$71,193
Present value
Short-term lease liabilities	$17,769	$—
Long-term lease liabilities	151,446	16,565
Total lease liabilities	$169,215	$16,565
Interest on lease liabilities	$402,818	$54,628

Ground Leases
Undeveloped Land - Las Vegas

The Company leases approximately 16 acres of undeveloped land on Las Vegas Boulevard directly across from Wynn Las Vegas in Las Vegas, Nevada, which expires in 2097. The ground lease payments, which increase at a fixed rate over the term of the lease, are $3.8 million per year until 2023 and total payments of $367.8 million thereafter. As of June 30, 2019, the liability associated with this lease was $62.4 million.

At June 30, 2019, operating lease assets included approximately $87.5 million related to an amount allocated to the leasehold interest in land upon the acquisition of a group of assets in 2018. The Company expects that the amortization of this amount will be $1.1 million each year from 2020 through 2096 and $0.7 million in 2097.

Macau Land Concessions

Wynn Palace and Wynn Macau were built on land that is leased under Macau land concession contracts each with terms of 25 years from May 2012 and August 2004, respectively, which may be renewed with government approval for successive 10-year periods in accordance with Macau legislation. The land concession payments are expected to be $1.6 million per year through 2023 and total payments of $17.1 million thereafter through 2037. At June 30, 2019, the total liability associated with these leases was $15.6 million.

At June 30, 2019, operating lease assets included $197.3 million of leasehold interests in land related to the Wynn Palace and Wynn Macau land concessions. The Company expects that the amortization associated with these leasehold interests will be approximately $12.6 million per year from 2020 through 2028 and approximately $9.2 million thereafter through 2037.

Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Minimum rental income	$33,671	$30,775	$66,379	$62,303
Contingent rental income	11,945	12,713	26,916	28,618
Total rental income	$45,616	$43,488	$93,295	$90,921

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the future minimum rentals to be received under operating leases (in thousands):

Years Ending December 31,	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$70,212
2020	141,996
2021	80,474
2022	62,824
2023	46,138
Thereafter	152,183
Total future minimum rentals	$553,827

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

Suffolk Action

On September 17, 2018, Sterling Suffolk Racecourse, LLC, owner of the property proposed for location of a casino by an unsuccessful bidder for the Greater Boston (Region A) gaming license filed a complaint in the United States District Court, District of Massachusetts, against the Company, Wynn MA, certain current and former officers of the Company, FBT Everett Realty, LLC, former owner of the land on which Encore Boston Harbor is located ("FBT"), and Paul Lohnes, a member of FBT. The complaint alleges, among other things, the defendants violated the RICO Act, conspired to circumvent the application process for the Greater Boston (Region A) gaming license and violated Massachusetts law with respect to unfair methods of competition. The plaintiff seeks $1.0 billion in compensatory damages and treble damages. All defendants filed motions to dismiss the complaint. On May 7, 2019, the court held a hearing on the motions to dismiss and stayed all discovery pending a decision on the motions.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Revere Action

On October 16, 2014, the City of Revere, the host community to the unsuccessful bidder for the same license, the International Brotherhood of Electrical Workers, Local 103 ("IBEW") and several individuals, filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court in Boston, Massachusetts (the "Revere Action"). The complaint challenges the MGC's decision and alleges that the MGC failed to follow statutory requirements outlined in the Gaming Act. The complaint (1) seeks to appeal the administrative decision, (2) asserts that certiorari provides a remedy to correct errors in proceedings by an agency such as the MGC, (3) challenges the constitutionality of that section of the gaming law which bars judicial review of the MGC's decision to deny an applicant a gaming license, and (4) alleges violations of the open meeting law requirements. Mohegan Sun ("Mohegan"), the other applicant for the Greater Boston (Region A) gaming license, intervened in the Revere Action. The Mohegan complaint challenges the license award to Wynn MA, seeks judicial review of the MGC's decision, and seeks to vacate the MGC's license award to Wynn MA.

On July 1, 2015, the MGC filed motions to dismiss Mohegan's and the City of Revere's complaints. On December 3, 2015, the court granted the motion to dismiss the claims asserted in the Revere Action and the court granted the motion to dismiss three of the four counts asserted by Mohegan but denied the motion as to Mohegan's certiorari claim. The City of Revere and IBEW sought immediate appellate review of the dismissal of their claims. On March 10, 2017, the Massachusetts Supreme Judicial Court ("SJC") affirmed the trial court's dismissal of the City of Revere's claims and IBEW's claims. The SJC affirmed the court's dismissal of Mohegan's claims except for the certiorari claim, which the SJC remanded to the Suffolk Superior Court. Mohegan filed a motion for judgment on the pleadings on November 3, 2017, a hearing on which has not yet been rescheduled.

The SJC reversed the trial court's dismissal of the individual plaintiffs' open meeting law claim and remanded that claim to the Suffolk Superior Court. On July 12, 2019, the court granted the MGC's motion for summary judgment and dismissed the open meeting law claim.

Wynn MA was not named in the Revere Action. The MGC retained private legal representation at its own nontaxpayer-funded expense.

Massachusetts Gaming Commission Investigation

On January 31, 2018, the Investigations & Enforcement Bureau ("IEB") of the MGC announced it had commenced an investigation into the Company's ongoing suitability as a gaming licensee in that jurisdiction. The Company fully cooperated with the IEB's investigation. After a three-day adjudicatory hearing before the MGC, the MGC concluded that the Company and Wynn MA are suitable to maintain a Massachusetts gaming license, subject to a fine of $35.0 million, which the Company paid during the three months ended June 30, 2019, and the Company's fulfillment of other conditions set forth in the MGC decision.

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

Derivative Litigation

A number of stockholder derivative actions have been filed in state and federal court located in Clark County, Nevada against certain current and former members of the Company's Board of Directors and, in some cases, the Company's current and former officers. Each of the complaints alleges, among other things, breach of fiduciary duties in failing to detect, prevent and remedy alleged inappropriate personal conduct by Stephen A. Wynn in the workplace. On September 19, 2018, the Board established a Special Litigation Committee (the "SLC") to investigate the allegations in the State Derivative Case (as defined below).

The actions filed in the Eighth Judicial District Court of Clark County, Nevada have been consolidated as In re Wynn Resorts, Ltd. Derivative Litigation ("State Derivative Case"). On October 26, 2018, the SLC filed a motion to intervene and stay the State

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivative Case pending completion of its investigation, which the court granted (the "SLC Stay"). The SLC's investigation is ongoing.

In 2018, several actions filed in the United States District Court, District of Nevada were consolidated as In re Wynn Resorts, Ltd. Derivative Litigation ("Federal Derivative Case"), which also claim corporate waste and violation of Section 14(a) of the Exchange Act. In June 2018, the Company filed a motion to dismiss and a motion to stay pending resolution of the Securities Action (described below). On March 29, 2019, the Court granted the Company's request for a stay.

On March 25, 2019, a separate stockholder derivative action was filed in the United States District Court, District of Nevada alleging identical causes of action as the Federal Derivative Case with the additional allegation that the Board of Directors improperly refused the stockholder's demand to commence litigation against the officers and directors of the Company. On June 10, 2019, the Company filed a motion to dismiss, or alternatively to consolidate this action into the Federal Derivative Case, which is stayed. The motion is currently pending before the court.

On June 3, 2019, a separate stockholder derivative action was filed in the Eighth Judicial District Court of Clark County, Nevada alleging substantially similar causes of action as the State Derivative Case with the additional allegation that various of the Company’s attorneys committed professional malpractice, and certain current and former executives also breached fiduciary duties and aided and abetted the breach of fiduciary duties, in connection with the alleged inappropriate personal conduct by Stephen A. Wynn in the workplace. On July 9, 2019, the Company filed a motion to consolidate this action into the State Derivative Case. The motion is currently pending before the court. On July 26, 2019, the plaintiff voluntarily dismissed Matt Maddox, Stephen A. Wynn, Kimmarie Sinatra, John J. Hagenbuch, Ray R. Irani, Jay L. Johnson, Robert J. Miller, Patricia Mulroy, Clark T. Randt, Jr., Alvin V. Shoemaker, J. Edward Virtue, D. Boone Wayson, and one of the Company’s law firms from the action.

Each of the actions seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff.

Individual Stockholder Actions

A number of stockholders have filed individual actions in the Eighth Judicial District Court of Clark County, Nevada against certain current and former members of the Company's Board of Directors and the Company's current and former officers ("Individual Stockholder Actions"). Each of the complaints alleges that defendants, among other things, breached their fiduciary duties in failing to detect, prevent and remedy alleged inappropriate personal conduct by Stephen A. Wynn in the workplace causing injury to each of the individual stockholders.

On January 29, 2019, the defendants filed motions to dismiss each of the Individual Stockholder Actions, which were then stayed pending certain proceedings before the Nevada Supreme Court that concluded on June 26, 2019. On July 26, 2019, the trial court scheduled a hearing on the defendants' pending motions to dismiss for September 18, 2019.

Securities Action

On February 20, 2018, a putative securities class action was filed against the Company and certain current and former officers of the Company in the United States District Court, Southern District of New York (which was subsequently transferred to the United States District Court, District of Nevada) by John V. Ferris and Joann M. Ferris on behalf of all persons who purchased the Company's common stock between February 28, 2014 and January 25, 2018. The complaint alleges, among other things, certain violations of federal securities laws and seeks to recover unspecified damages as well as attorneys' fees, costs and related expenses for the plaintiffs. The defendants have filed motions to dismiss, which are currently pending before the court.

The defendants in these actions will vigorously defend against the claims pleaded against them. These actions are in preliminary stages and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

Aruze and Affiliates Litigation

On February 18, 2012, the Board of Directors of Wynn Resorts determined that Universal Entertainment Corp., Aruze (together with Universal Entertainment Corp, the "Universal Parties") and Kazuo Okada, and the related parties (collectively, the "Okada Parties") were "unsuitable persons" under the Company's articles and redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock, and, pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze in

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

redemption of the shares. The next day, Wynn Resorts filed an action alleging breaches of fiduciary duty and related claims (the "Redemption Action"). The Okada Parties denied the claims and asserted counterclaims.

On March 8, 2018, the Company entered into a settlement agreement (the "Settlement Agreement") by and between the Company and its individual directors and officers (the "Wynn Parties"), and the Universal Parties. The Settlement Agreement resolved all legal proceedings pending between the settling parties in the Redemption Action. The Universal Parties further released any claims against the Wynn Parties and their affiliates in any other jurisdiction, including a proceeding pending in Macau against Wynn Resorts (Macau) S.A. ("Wynn Macau SA") and certain related individuals ("Macau Litigation"). Subsequently the Company voluntarily dismissed its claim for breach of fiduciary duty against Kazuo Okada.

On July 3, 2015, Wynn Macau, Limited announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA or WML (collectively, the "Wynn Macau Parties"). On July 11, 2017, the Macau Court dismissed all of the Okada Parties' claims as unfounded, fined the Okada Parties, and ordered the Okada Parties to pay for court costs and the Wynn Macau Parties' attorney's fees. On or about October 16, 2017, the Okada Parties formally appealed in Macau. On February 21, 2019, the Macau Appellate Panel dismissed the appeal. Mr. Okada, who was at that time the only remaining claimant after the Universal Parties' withdrawal pursuant to the Settlement Agreement, failed to appeal within the prescribed time, resulting in the final resolution of the lawsuit in favor of the Wynn Macau Parties.

Note 15 - Retail Joint Venture

As of June 30, 2019 and December 31, 2018, the Retail Joint Venture had total assets of $91.0 million and $85.0 million, respectively, and total liabilities of $626.1 million and $619.6 million, respectively. As of June 30, 2019 and December 31, 2018, the Retail Joint Venture's liabilities included long-term debt of $611.4 million and $611.1 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

Note 16 - Segment Information

The Company reviews the results of operations for each of its operating segments, and identifies reportable segments based upon such factors as geography, regulatory environment, and the Company's organizational and management reporting structure. Wynn Macau and Encore, an expansion at Wynn Macau, are managed as a single integrated resort and have been aggregated as one reportable segment ("Wynn Macau"). Wynn Palace is presented as a separate reportable segment and is combined with Wynn Macau for geographical presentation. Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture are managed as a single integrated resort and have been aggregated as one reportable segment ("Las Vegas Operations"). On June 23, 2019, the Company opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts. The results of the eight days of its operations during the second quarter of 2019 are presented within Corporate and other in the accompanying condensed consolidated financial statements, except where otherwise noted, and are not considered material to our consolidated results of operations for the three and six months ended June 30, 2019. Encore Boston Harbor will be presented as a separate reportable segment beginning in the third quarter of 2019.

The Company also reviews construction and development activities for each of its projects under development, in addition to its reportable segments. The Company separately identifies assets for Encore Boston Harbor in the accompanying condensed consolidated financial statements. Other Macau primarily represents the assets for the Company's Macau holding company.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present the Company's segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues
Macau Operations:
Wynn Palace
Casino	$528,545	$525,026	$1,151,720	$1,093,487
Rooms	43,183	40,724	86,498	81,165
Food and beverage	28,810	26,111	57,434	52,900
Entertainment, retail and other (1)	28,378	28,725	59,886	58,880
	628,916	620,586	1,355,538	1,286,432
Wynn Macau
Casino	481,204	473,267	931,446	1,012,302
Rooms	26,465	27,072	55,331	55,484
Food and beverage	20,129	17,904	41,105	37,500
Entertainment, retail and other (1)	18,676	25,041	42,483	56,239
	546,474	543,284	1,070,365	1,161,525
Total Macau Operations	1,175,390	1,163,870	2,425,903	2,447,957

Las Vegas Operations:
Casino	119,753	101,734	231,437	236,377
Rooms	127,554	118,255	246,644	239,712
Food and beverage	165,197	170,852	288,816	296,689
Entertainment, retail and other (1)	51,638	50,713	98,278	100,267
Total Las Vegas Operations	464,142	441,554	865,175	873,045

Corporate and other	18,800	—	18,800	—

Total operating revenues	$1,658,332	$1,605,424	$3,309,878	$3,321,002

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted Property EBITDA (2)
Macau Operations:
Wynn Palace	$167,165	$179,265	$389,751	$391,176
Wynn Macau	175,873	172,928	339,762	382,750
Total Macau Operations	343,038	352,193	729,513	773,926
Las Vegas Operations	137,399	124,157	245,701	266,753
Corporate and other	146	—	146	—
Total	480,583	476,350	975,360	1,040,679
Other operating expenses
Litigation settlement	—	—	—	463,557
Pre-opening	69,883	11,196	97,596	21,541
Depreciation and amortization	140,269	137,870	276,826	274,227
Property charges and other	6,930	8,791	9,704	11,842
Corporate expenses and other	35,295	29,579	97,844	54,588
Stock-based compensation (3)	9,490	9,342	19,498	16,646
Total other operating expenses	261,867	196,778	501,468	842,401
Operating income	218,716	279,572	473,892	198,278
Other non-operating income and expenses
Interest income	6,265	6,861	13,552	14,081
Interest expense, net of amounts capitalized	(93,149)	(89,898)	(186,329)	(188,125)
Change in derivatives fair value	(3,304)	—	(4,813)	—
Change in Redemption Note fair value	—	—	—	(69,331)
Gain on extinguishment of debt	—	—	—	2,329
Other	11,715	(957)	5,357	(10,177)
Total other non-operating income and expenses	(78,473)	(83,994)	(172,233)	(251,223)
Income (loss) before income taxes	140,243	195,578	301,659	(52,945)
Benefit for income taxes	1,991	9,702	306	120,747
Net income	142,234	205,280	301,965	67,802
Net income attributable to noncontrolling interests	(47,683)	(49,524)	(102,542)	(116,353)
Net income (loss) attributable to Wynn Resorts, Limited	$94,551	$155,756	$199,423	$(48,551)
(1) Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 13, "Leases".
(2) Adjusted Property EBITDA is net income (loss) before interest, income taxes, depreciation and amortization, litigation settlement expense, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other, stock-based compensation, gain on extinguishment of debt, change in derivatives fair value, change in Redemption Note fair value and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDA because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, the Company's calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(3) Excludes $0.4 million and $0.7 million included in pre-opening expenses for the three and six months ended June 30, 2019, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Macau Operations:
Wynn Palace	$3,803,032	$3,858,904
Wynn Macau	1,450,112	1,903,921
Other Macau	83,174	68,487
Total Macau Operations	5,336,318	5,831,312
Las Vegas Operations	2,953,316	2,792,508
Encore Boston Harbor	2,529,803	1,865,286
Corporate and other	2,345,837	2,727,163
Total	$13,165,274	$13,216,269

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

Overview

We are a designer, developer, owner and operator of destination casino resorts. In the Macau Special Administrative Region of the People's Republic of China ("Macau"), we own approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts, which we refer to as our Macau Operations. In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas. Additionally, we are a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). We refer to Wynn Las Vegas and the Retail Joint Venture as our Las Vegas Operations. On June 23, 2019, the Company opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts. The results of the eight days of its operations during the second quarter of 2019 are presented within Corporate and other in the accompanying condensed consolidated financial statements, except where otherwise noted, and are not considered material to our consolidated results of operations for the three and six months ended June 30, 2019. As a result, key operating measures for Encore Boston Harbor are not presented.

Macau Operations

We operate our Macau Operations under a 20-year casino concession agreement granted by the Macau government in June 2002. We lease from the Macau government approximately 51 acres of land in the Cotai area of Macau where Wynn Palace is located and 16 acres of land in downtown Macau's inner harbor where Wynn Macau is located.

Wynn Palace features the following as of June 30, 2019:

•	Approximately 424,000 square feet of casino space, offering 24-hour gaming and a full range of games with 323 table games and 1,142 slot machines, private gaming salons and sky casinos;

•	A luxury hotel with a total of 1,706 guest rooms, suites and villas;

•	14 food and beverage outlets;

•	Approximately 106,000 square feet of high-end, brand-name retail space;

•	Approximately 37,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including a gondola ride, health club, spa, salon and pool; and

•	Public attractions including a performance lake, floral art displays and fine art displays.

Wynn Macau features the following as of June 30, 2019:

•	Approximately 272,000 square feet of casino space, offering 24-hour gaming and a full range of games with 312 table games and 827 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	12 food and beverage outlets;

•	Approximately 59,000 square feet of high-end, brand-name retail space;

•	Approximately 31,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	A rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "prosperity tree" and "dragon of fortune" attractions.

In response to our evaluation of our Macau Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to these resorts.

Las Vegas Operations

Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip.

Wynn Las Vegas features the following as of June 30, 2019:

•
Approximately 194,000 square feet of casino space, offering 24-hour gaming and a full range of games with 233 table games and 1,761 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	33 food and beverage outlets;

•	Approximately 160,000 square feet of high-end, brand-name retail space (the majority of which is owned and operated by the Retail Joint Venture);

•	Approximately 290,000 square feet of meeting and convention space;

•	Two nightclubs and a beach club;

•	Recreation and leisure facilities, including swimming pools, private cabanas, two full service spas and salons, and a wedding chapel; and

•	A specially designed theater presenting "Le Rêve—The Dream," a water-based theatrical production and a theater presenting entertainment productions and various headliner entertainment acts.

In response to our evaluation of our Las Vegas Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort.

Construction and Development Opportunities

On June 23, 2019, the Company opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts. Encore Boston Harbor features a luxury hotel tower with 671 guest rooms and suites, approximately 210,000 square feet of casino space, 14 food and beverage outlets, one nightclub, approximately 71,000 square feet of meeting and convention space, approximately 7,000 square feet of retail space, and public attractions, including a waterfront park, floral displays, and water shuttle service to downtown Boston.

We are currently constructing an approximately 430,000 square foot meeting and convention facility at Wynn Las Vegas and are reconfiguring the Wynn Las Vegas golf course, which we closed in the fourth quarter of 2017. The facility will feature approximately 217,000 square feet of state-of-the-art meeting and convention space available for group reservations. Based on current designs, we estimate the total project budget to be approximately $425.0 million. As of June 30, 2019, we have incurred $246.6 million in total project costs. We expect to reopen the golf course in the fourth quarter of 2019 and open the additional meeting and convention space in the first quarter of 2020.

We have begun a reconfiguration of the current Wynn Club gaming area at Wynn Macau. When completed, the enhanced space will consist of approximately 40 mass market table games, a refurbished high-limit slot area, two new restaurants and approximately 7,000 square feet of retail space, and will provide for improved pedestrian access from the boardwalk. We estimate the total project budget to be approximately $62 million. We expect to complete the gaming enhancements and open the new restaurants and retail space at varying times in the fourth quarter of 2019 and first quarter of 2020.

We are in the preliminary planning and design stages of developing the Crystal Pavilion at Wynn Palace. We expect the Crystal Pavilion will become a unique world-class cultural destination, incorporating an art museum, an immersive theater and interactive installations, an expansive food hall, additional hotel rooms, and several signature entertainment features. We estimate construction of the initial phase of the Crystal Pavilion will begin in late 2021.

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

In Las Vegas, customers purchase chips at the gaming tables. The cash and net markers used to purchase chips are deposited in the gaming table's drop box. This is the base of measurement that we use for calculating win percentage. Each type of table game has its own theoretical win percentage. Our expected table games win percentage is 22% to 26%.

Results of Operations

Summary of second quarter 2019 results

The following table summarizes our financial results for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Increase/ (Decrease)	Percent Change	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues	$1,658,332	$1,605,424	$52,908	3.3	$3,309,878	$3,321,002	$(11,124)	(0.3)
Net income (loss) attributable to Wynn Resorts, Limited	94,551	155,756	(61,205)	(39.3)	199,423	(48,551)	247,974	510.7
Diluted net income (loss) per share	0.88	1.44	(0.56)	(38.9)	1.86	(0.46)	2.32	504.3
Adjusted Property EBITDA (1)	480,583	476,350	4,233	0.9	975,360	1,040,679	(65,319)	(6.3)
(1) See Item 1—"Financial Statements," Note 16, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net income (loss) attributable to Wynn Resorts, Limited.

The increase in operating revenues for the three months ended June 30, 2019 was driven by increases of $8.3 million, and $3.2 million, $22.6 million from Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. Operating revenues from Encore Boston Harbor were $18.8 million.

The decrease in net income (loss) attributable to Wynn Resorts, Limited for the three months ended June 30, 2019 was primarily driven by an increase in pre-opening expenses related to the development of Encore Boston Harbor.

The increase in Adjusted Property EBITDA for the three months ended June 30, 2019 was driven by increases of $2.9 million and $13.2 million from Wynn Macau and our Las Vegas Operations, respectively, partially offset by a decrease of $12.1 million from Wynn Palace. Adjusted Property EBITDA from Encore Boston Harbor was $0.1 million.

Financial results for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$628,916	$620,586	$8,330	1.3
Wynn Macau	546,474	543,284	3,190	0.6
Total Macau Operations	1,175,390	1,163,870	11,520	1.0
Las Vegas Operations	464,142	441,554	22,588	5.1
Corporate and other	18,800	—	18,800	100.0
	$1,658,332	$1,605,424	$52,908	3.3

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,142,503	$1,100,027	$42,476	3.9
Non-casino revenues:
Rooms	198,807	186,051	12,756	6.9
Food and beverage	218,022	214,867	3,155	1.5
Entertainment, retail and other	99,000	104,479	(5,479)	(5.2)
Total non-casino revenues	515,829	505,397	10,432	2.1
	$1,658,332	$1,605,424	$52,908	3.3

Casino revenues for the three months ended June 30, 2019 were 68.9% of operating revenues, compared to 68.5% for the same period of 2018. Non-casino revenues for the three months ended June 30, 2019 were 31.1% of operating revenues, compared to 31.5% for the same period of 2018.

Casino revenues

Casino revenues increased primarily due to increased mass market table drop and table games win percentage at our Macau Operations and increased table drop and table games win percentage at our Las Vegas Operations, partially offset by decreased VIP turnover at our Macau Operations. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended June 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$528,545	$525,026	$3,519	0.7
VIP:
Average number of table games	112	115	(3)	(3.2)
VIP turnover	$13,388,646	$14,029,065	$(640,419)	(4.6)
VIP table games win	$404,408	$420,181	$(15,773)	(3.8)
VIP win as a % of turnover	3.02%	3.00%	0.02
Table games win per unit per day	$39,827	$40,036	$(209)	(0.5)
Mass market:
Average number of table games	214	211	3	1.6
Table drop	$1,267,153	$1,218,863	$48,290	4.0
Table games win	$296,852	$280,568	$16,284	5.8
Table games win %	23.4%	23.0%	0.4
Table games win per unit per day	$15,232	$14,632	$600	4.1
Average number of slot machines	1,099	1,069	30	2.8
Slot machine handle	$937,842	$940,972	$(3,130)	(0.3)
Slot machine win	$43,567	$44,164	$(597)	(1.4)
Slot machine win per unit per day	$436	$454	$(18)	(4.1)
Wynn Macau:
Total casino revenues	$481,204	$473,267	$7,937	1.7
VIP:
Average number of table games	110	112	(2)	(1.8)
VIP turnover	$9,275,628	$13,928,463	$(4,652,835)	(33.4)
VIP table games win	$305,809	$357,166	$(51,357)	(14.4)
VIP win as a % of turnover	3.30%	2.56%	0.74
Table games win per unit per day	$30,560	$35,044	$(4,484)	(12.8)
Mass market:
Average number of table games	205	204	1	0.7
Table drop	$1,347,435	$1,293,154	$54,281	4.2
Table games win	$279,127	$252,038	$27,089	10.7
Table games win %	20.7%	19.5%	1.2
Table games win per unit per day	$14,929	$13,577	$1,352	10.0
Average number of slot machines	827	922	(95)	(10.2)
Slot machine handle	$925,784	$963,635	$(37,851)	(3.9)
Slot machine win	$42,815	$40,426	$2,389	5.9
Slot machine win per unit per day	$569	$482	$87	18.0

	Three Months Ended June 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$119,753	$101,734	$18,019	17.7
Average number of table games	238	236	2	0.7
Table drop	$440,766	$403,730	$37,036	9.2
Table games win	$126,395	$100,987	$25,408	25.2
Table games win %	28.7%	25.0%	3.7
Table games win per unit per day	$5,832	$4,694	$1,138	24.3
Average number of slot machines	1,789	1,820	(31)	(1.7)
Slot machine handle	$811,639	$778,447	$33,192	4.3
Slot machine win	$55,128	$49,418	$5,710	11.6
Slot machine win per unit per day	$339	$298	$40	13.5

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended June 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$43,183	$40,724	$2,459	6.0
Occupancy	97.4%	96.2%	1.2
ADR	$265	$254	$11	4.1
REVPAR	$258	$245	$13	5.3
Wynn Macau:
Total room revenues (dollars in thousands)	$26,465	$27,072	$(607)	(2.2)
Occupancy	98.9%	99.4%	(0.5)
ADR	$281	$272	$9	3.2
REVPAR	$278	$271	$7	2.6
Las Vegas Operations:
Total room revenues (dollars in thousands)	$127,554	$118,255	$9,299	7.9
Occupancy	90.1%	87.7%	2.4
ADR	$333	$313	$20	6.4
REVPAR	$300	$274	$26	9.5

Room revenues increased $12.8 million, primarily driven by higher ADR and occupancy at Wynn Palace and our Las Vegas Operations, partially offset by rooms out of service for renovations at Wynn Macau.

Food and beverage revenues increased $3.2 million, primarily driven by increased covers at our high-volume restaurants at our Macau Operations.

Entertainment, retail and other revenues decreased $5.5 million, primarily due to the closure of certain owned retail outlets at Wynn Macau and their conversion to leased outlets beginning in the first quarter of 2019.

Operating expenses

The table below presents operating expenses (in thousands):

	Three Months Ended June 30,
	2019	2018	Increase / (Decrease)	Percent Change
Operating expenses:
Casino	$724,987	$707,194	$17,793	2.5
Rooms	66,148	63,675	2,473	3.9
Food and beverage	182,080	168,296	13,784	8.2
Entertainment, retail and other	43,514	46,589	(3,075)	(6.6)
General and administrative	202,224	183,631	18,593	10.1
Provision (benefit) for doubtful accounts	3,581	(1,390)	4,971	(357.6)
Pre-opening	69,883	11,196	58,687	524.2
Depreciation and amortization	140,269	137,870	2,399	1.7
Property charges and other	6,930	8,791	(1,861)	(21.2)
Total operating expenses	$1,439,616	$1,325,852	$113,764	8.6

Total operating expenses increased $113.8 million compared with the second quarter of 2018, primarily due to an increase in pre-opening expenses related to the development of Encore Boston Harbor.

Casino expenses increased commensurate with the increase in casino revenues.

Food and beverage expenses increased $4.3 million, $3.3 million, and $2.5 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. The increases at Wynn Palace and Wynn Macau were driven by incremental costs associated with opening new food and beverage outlets at Wynn Palace and increased costs of goods sold. The increase at our Las Vegas Operations was primarily driven by increased payroll costs.

Entertainment, retail and other expenses decreased $3.1 million, primarily due to the closure of certain owned retail outlets at Wynn Macau and their conversion to leased outlets beginning in the first quarter of 2019.

General and administrative expenses increased $2.8 million, $4.0 million, and $1.4 million, at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These increases were primarily attributable to increased payroll costs and property taxes at our Macau Operations and increased advertising costs at our Las Vegas Operations. Corporate and other general and administrative expenses increased $4.5 million, primarily due to corporate development and legal expenses.

The provision for doubtful accounts increased $4.6 million and $0.7 million at Wynn Palace and our Las Vegas Operations, respectively. The change was primarily due to the impact of historical collection patterns and current collection trends, as well as the specific review of customer accounts, on our estimated allowance for the respective periods.

For the three months ended June 30, 2019 and 2018, pre-opening expenses totaled $69.9 million and $11.2 million, respectively, which primarily related to the development of Encore Boston Harbor.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$117,276	$102,545	$14,731	14.4
Capitalized interest	(24,127)	(12,647)	(11,480)	90.8
	$93,149	$89,898	$3,251	3.6

Weighted average total debt balance	$9,204,417	$8,530,027
Weighted average interest rate	5.08%	4.81%

Interest costs increased due to an increase in the weighted average debt balance and weighted average interest rate. Capitalized interest increased due to Encore Boston Harbor construction activities.

Other non-operating income and expenses

We incurred a foreign currency remeasurement gain of $11.7 million and a loss of $1.0 million for the three months ended June 30, 2019 and 2018, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

Income taxes
We recorded an income tax benefit of $2.0 million and $9.7 million for the three months ended June 30, 2019 and 2018, respectively. The 2019 income tax benefit primarily related to the decrease in the valuation allowance for U.S foreign tax credits and the 2018 income tax benefit primarily related to an increase in deferred tax assets.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $47.7 million for the three months ended June 30, 2019, compared to $49.5 million for the same period of 2018. These amounts are primarily related to the noncontrolling interests' share of net income from WML.

Financial results for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$1,355,538	$1,286,432	$69,106	5.4
Wynn Macau	1,070,365	1,161,525	(91,160)	(7.8)
Total Macau Operations	2,425,903	2,447,957	(22,054)	(0.9)
Las Vegas Operations	865,175	873,045	(7,870)	(0.9)
Corporate and other	18,800	—	18,800	100.0
	$3,309,878	$3,321,002	$(11,124)	(0.3)

The following table presents casino and non-casino operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$2,327,604	$2,342,166	$(14,562)	(0.6)
Non-casino revenues:
Rooms	390,077	376,361	13,716	3.6
Food and beverage	391,241	387,089	4,152	1.1
Entertainment, retail and other	200,956	215,386	(14,430)	(6.7)
Total non-casino revenues	982,274	978,836	3,438	0.4
	$3,309,878	$3,321,002	$(11,124)	(0.3)

Casino revenues for the six months ended June 30, 2019 were 70.3% of operating revenues, compared to 70.5% for the same period of 2018. Non-casino revenues for the six months ended June 30, 2019 were 29.7% of operating revenues, compared to 29.5% for the same period of 2018.

Casino revenues

Casino revenues decreased primarily due to decreased VIP turnover at our Macau Operations, partially offset by increased table drop in mass market at our Macau Operations. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Six Months Ended June 30,
	2019	2018	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$1,151,720	$1,093,487	$58,233	5.3
VIP:
Average number of table games	112	115	(3)	(3.3)
VIP turnover	$26,015,909	$29,414,898	$(3,398,989)	(11.6)
VIP table games win	$897,592	$820,072	$77,520	9.5
VIP win as a % of turnover	3.45%	2.79%	0.66
Table games win per unit per day	$44,464	$39,289	$5,175	13.2
Mass market:
Average number of table games	212	211	1	0.7
Table drop	$2,571,076	$2,436,064	$135,012	5.5
Table games win	$612,320	$590,728	$21,592	3.7
Table games win %	23.8%	24.2%	(0.4)
Table games win per unit per day	$15,929	$15,482	$447	2.9
Average number of slot machines	1,095	1,065	30	2.8
Slot machine handle	$1,912,890	$1,999,068	$(86,178)	(4.3)
Slot machine win	$94,968	$99,949	$(4,981)	(5.0)
Slot machine win per unit per day	$479	$518	$(39)	(7.5)
Wynn Macau:
Total casino revenues	$931,446	$1,012,302	$(80,856)	(8.0)
VIP:
Average number of table games	111	113	(2)	(1.3)
VIP turnover	$19,469,660	$31,015,918	$(11,546,258)	(37.2)
VIP table games win	$601,107	$802,355	$(201,248)	(25.1)
VIP win as a % of turnover	3.09%	2.59%	0.50
Table games win per unit per day	$29,824	$39,295	$(9,471)	(24.1)
Mass market:
Average number of table games	206	203	3	1.1
Table drop	$2,699,128	$2,615,969	$83,159	3.2
Table games win	$543,669	$508,519	$35,150	6.9
Table games win %	20.1%	19.4%	0.7
Table games win per unit per day	$14,608	$13,808	$800	5.8
Average number of slot machines	827	930	(103)	(11.1)
Slot machine handle	$1,720,151	$1,966,454	$(246,303)	(12.5)
Slot machine win	$80,709	$82,191	$(1,482)	(1.8)
Slot machine win per unit per day	$539	$488	$51	10.5

	Six Months Ended June 30,
	2019	2018	Increase/(Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$231,437	$236,377	$(4,940)	(2.1)
Average number of table games	238	237	1	0.4
Table drop	$844,839	$940,311	$(95,472)	(10.2)
Table games win	$237,765	$255,420	$(17,655)	(6.9)
Table games win %	28.1%	27.2%	0.9
Table games win per unit per day	$5,517	$5,950	$(433)	(7.3)
Average number of slot machines	1,798	1,825	(27)	(1.5)
Slot machine handle	$1,600,949	$1,522,580	$78,369	5.1
Slot machine win	$109,672	$98,681	$10,991	11.1
Slot machine win per unit per day	$337	$299	$38	12.8

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Six Months Ended June 30,
	2019	2018	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$86,498	$81,165	$5,333	6.6
Occupancy	97.3%	96.5%	0.8
ADR	$268	$253	$15	5.9
REVPAR	$261	$244	$17	7.0
Wynn Macau:
Total room revenues (dollars in thousands)	$55,331	$55,484	$(153)	(0.3)
Occupancy	99.1%	99.2%	(0.1)
ADR	$285	$282	$3	1.4
REVPAR	$283	$279	$4	1.4
Las Vegas Operations:
Total room revenues (dollars in thousands)	$246,644	$239,712	$6,932	2.9
Occupancy	86.3%	85.8%	0.5
ADR	$335	$326	$9	2.9
REVPAR	$290	$280	$10	3.6

Room revenues increased $13.7 million, primarily driven by higher ADR and occupancy at Wynn Palace and our Las Vegas Operations, partially offset by rooms out of service for renovations at Wynn Macau.

Food and beverage revenues increased $4.2 million, primarily driven by increased covers at our high-volume restaurants at our Macau Operations.

Entertainment, retail and other revenues decreased $14.4 million primarily due to the closure of certain owned retail outlets at Wynn Macau and their conversion to leased outlets beginning in the first quarter of 2019.

Operating expenses

The table below presents operating expenses (in thousands):

	Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	Percent Change
Operating expenses:
Casino	$1,475,058	$1,471,595	$3,463	0.2
Rooms	129,854	126,872	2,982	2.4
Food and beverage	330,841	305,954	24,887	8.1
Entertainment, retail and other	87,558	94,619	(7,061)	(7.5)
General and administrative	419,546	353,216	66,330	18.8
Litigation settlement	—	463,557	(463,557)	(100.0)
Provision (benefit) for doubtful accounts	9,003	(699)	9,702	NM
Pre-opening	97,596	21,541	76,055	353.1
Depreciation and amortization	276,826	274,227	2,599	0.9
Property charges and other	9,704	11,842	(2,138)	(18.1)
Total operating expenses	$2,835,986	$3,122,724	$(286,738)	(9.2)
NM - Not meaningful.

Total operating expenses decreased $286.7 million compared to the second quarter of 2018, primarily due to a prior year litigation settlement expense of $463.6 million, partially offset by increased food and beverage, general and administrative, and pre-opening expenses.

Food and beverage expenses increased $9.7 million, $6.3 million, and $5.2 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. The increases at Wynn Palace and Wynn Macau were driven by incremental costs associated with opening new food and beverage outlets at Wynn Palace and increased costs of goods sold. The increase at our Las Vegas Operations was primarily driven by increased payroll costs.

Entertainment, retail and other expenses decreased $7.1 million, primarily due to the closure of certain owned retail outlets at Wynn Macau and their conversion to leased outlets beginning in the first quarter of 2019.

General and administrative expenses increased $5.5 million, $8.6 million, and $3.0 million, at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These increases were primarily attributable to increased payroll costs and property taxes at our Macau Operations and increased advertising costs at our Las Vegas Operations. Corporate and other general and administrative expenses increased $43.5 million, primarily due to a fine of $35.0 million assessed by the Massachusetts Gaming Commission and increased corporate development and legal expenses.

Litigation settlement expense of $463.6 million was incurred in the first quarter of 2018 in connection with the repayment of the Redemption Note for claims related to the allegedly below-market interest rate of the Redemption Note.

The provision for doubtful accounts increased $4.5 million, $1.1 million, and $3.9 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. The change was primarily due to the impact of historical collection patterns and current collection trends, as well as the specific review of customer accounts, on our estimated allowance for the respective periods.

For the six months ended June 30, 2019 and 2018, pre-opening expenses totaled $97.6 million and $21.5 million, respectively, which primarily related to the development of Encore Boston Harbor.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$233,174	$209,616	$23,558	11.2
Capitalized interest	(46,845)	(21,491)	(25,354)	118.0
	$186,329	$188,125	$(1,796)	(1.0)

Weighted average total debt balance	9,209,480	9,102,017
Weighted average interest rate	5.05%	4.60%

Interest costs increased due to an increase in the weighted average debt balance and weighted average interest rate. Capitalized interest increased due to Encore Boston Harbor construction activities.

Other non-operating income and expenses

During the first quarter of 2018, we repaid the $1.94 billion principal amount of the Redemption Note and recorded a loss of $69.3 million from the change in the fair value of the Redemption Note.
We recorded a $2.3 million net gain on extinguishment of debt for the six months ended June 30, 2018, related to the repayment of the Redemption Note, Wynn Resorts' purchase of $40.0 million of Wynn Las Vegas' 5 1/2% Senior Notes due 2025 and 5 1/4% Senior Notes due 2027 and the execution of the supplemental indenture related to Wynn Las Vegas' 4 1/4% Senior Notes due 2023.

We incurred a foreign currency remeasurement gain of $5.4 million and a loss of $10.2 million for the six months ended June 30, 2019 and 2018, respectively. The changes were primarily due to the impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities.

Income taxes

We recorded an income tax benefit of $0.3 million and $120.7 million for the six months ended June 30, 2019 and 2018, respectively. The 2019 income tax benefit primarily related to the decrease in the valuation allowance for U.S foreign tax credits and the 2018 income tax benefit primarily related to the settlement of the Redemption Note.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $102.5 million for the six months ended June 30, 2019, compared to $116.4 million for the same period of 2018. These amounts are primarily related to the noncontrolling interests' share of net income from WML.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income (loss) before interest, income taxes, depreciation and amortization, litigation settlement expense, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other, stock-based compensation, gain on extinguishment of debt, change in derivatives fair value, change in Redemption Note fair value and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, the Company's calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for Wynn Palace, Wynn Macau, Las Vegas Operations, and Corporate and other as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 16, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income (loss) attributable to Wynn Resorts, Limited.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Increase/ (Decrease)	Percent Change	2019	2018	Increase/ (Decrease)	Percent Change
Wynn Palace	$167,165	$179,265	$(12,100)	(6.8)	$389,751	$391,176	$(1,425)	(0.4)
Wynn Macau	175,873	172,928	2,945	1.7	339,762	382,750	(42,988)	(11.2)
Las Vegas Operations	137,399	124,157	13,242	10.7	245,701	266,753	(21,052)	(7.9)
Corporate and other	146	—	146	100.0	146	—	146	100.0

Adjusted Property EBITDA at Wynn Palace decreased 6.8% and 0.4% for the three and six months ended June 30, 2019, respectively, primarily due to increased food and beverage and general and administrative expenses.
Adjusted Property EBITDA at Wynn Macau increased 1.7% for the three months ended June 30, 2019, primarily due to revenue growth in our mass market table games and slot operations, partially offset by a revenue decrease in our VIP operations. Adjusted Property EBITDA at Wynn Macau decreased 11.2% for the six months ended June 30, 2019, primarily due to lower VIP revenues.
Adjusted Property EBITDA at our Las Vegas Operations increased 10.7% for the three months ended June 30, 2019, primarily due to increased table drop and hold percentage. Adjusted Property EBITDA at our Las Vegas Operations decreased 7.9% for the six months ended June 30, 2019 primarily due to decreased table drop in the first quarter of 2019 and increased payroll and advertising costs.
Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Six Months Ended June 30,
Cash Flows - Summary	2019	2018
Net cash provided by operating activities	$509,444	$53,302
Net cash used in investing activities:
Capital expenditures, net of construction payables and retention	(636,002)	(841,924)
Purchase of intangible and other assets	(1,000)	(101,477)
Proceeds from the sale or maturity of investment securities	—	227,668
Purchase of investment securities	—	(34,098)
Proceeds from sale of assets	441	1,413
Net cash used in investing activities	(636,561)	(748,418)

Net cash used in financing activities:
Proceeds from issuance of long-term debt	324,754	1,673,605
Repayments of long-term debt	(603,857)	(3,028,786)
Proceeds from note receivable from sale of ownership interest in subsidiary	—	75,000
Proceeds from issuance of common stock, net of issuance costs	—	915,213
Repurchase of common stock	(35,632)	(499)
Proceeds from exercise of stock options	12,545	10,572
Dividends paid	(270,490)	(270,021)
Distribution to noncontrolling interest	(2,727)	(3,852)
Payments for financing costs	(10,488)	(29,480)
Net cash used in financing activities	(585,895)	(658,248)

Effect of exchange rate on cash, cash equivalents and restricted cash	56	(4,297)
Decrease in cash, cash equivalents and restricted cash	$(712,956)	$(1,357,661)

Operating Activities

Our operating cash flows primarily consist of operating income (excluding depreciation and amortization and other non-cash charges), interest paid and earned, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers who gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail and other revenue is conducted on a cash and credit basis. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivable, net.

The increase in net cash provided by operations was primarily driven by an increase in net income for the six months ended June 30, 2019. In the six months ended June 30, 2018, the Company recorded and paid a $463.6 million litigation settlement expense.

Investing Activities

During the six months ended June 30, 2019, we incurred capital expenditures of $335.9 million related to the construction of Encore Boston Harbor and $106.8 million related to the construction of the additional meeting and convention space at Wynn Las Vegas and the reconfiguration of the Wynn Las Vegas golf course. During the six months ended June 30, 2018, we incurred capital expenditures of $336.2 million for the acquisition of land on the Las Vegas Strip directly across from Wynn Las Vegas and $460.1 million for the construction of Encore Boston Harbor.

Financing Activities

During the six months ended June 30, 2019, we repaid $523.7 million, net of amounts borrowed, on the Wynn Macau Senior Revolving Credit Facility, borrowed an additional $250.0 million term loan under the Wynn Resorts Credit Agreement (as defined below in "Capital Resources"), and used cash of $270.5 million for the payment of dividends. During the six months ended June 30, 2018, we repaid the Redemption Note principal amount of $1.94 billion using cash on hand and amounts borrowed under the Bridge Facility and the WA Senior Revolving Credit Facility. In April 2018, we repaid all amounts borrowed under the Bridge Facility and the WA Senior Revolving Credit Facility using net proceeds of $915.2 million from a registered public equity offering. In addition, during the six months ended June 30, 2018, we borrowed $623.3 million under the Macau Senior Revolving Credit Facility, and we used cash of $270.0 million for the payment of dividends.

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity under the Company as of June 30, 2019 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Macau, Limited	$748,511	$648,461
Wynn America, LLC	197,318	356,950
Wynn Resorts, Limited and other	556,057	—
Total cash and cash equivalents	$1,501,886	$1,005,411

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
Wynn America, LLC generates cash from Wynn Las Vegas, excluding the Retail Joint Venture, which we expect to use to service our WLV Notes and fund working capital and capital expenditure requirements. On June 23, 2019, the Company opened Encore Boston Harbor. We expect Wynn America, LLC will also generate cash from Encore Boston Harbor, which will be used to service our Wynn America Credit Facilities and fund working capital and capital expenditure requirements. The Wynn America Credit Facilities contain customary negative covenants and financial covenants, including, but not limited to, covenants that restrict our ability to pay dividends or distributions to any direct or indirect subsidiaries.
Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited and other primarily generates cash from royalty and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. We expect to use this cash to service our WRL Term Loan and Retail Term Loan, service our Wynn America Credit Facilities until Encore Boston Harbor generates sufficient cash flows, pay the remaining obligations related to the construction of Encore Boston Harbor, fund the construction of the additional meeting and convention space in Las Vegas, and pay dividends.

Wynn Resorts Term Loan

On October 30, 2018, the Company and certain subsidiaries of the Company entered into a credit agreement (as subsequently amended, the "Credit Agreement") to provide for a $500.0 million six-year term loan facility (the "WRL Term Loan I"). On March 8, 2019, the Company, certain subsidiaries of the Company, and certain incremental term facility lenders entered into an incremental joinder agreement that amended the Credit Agreement to, among other things, provide the Company with an additional $250.0 million term loan (the "WRL Term Loan II" and collectively with the WRL Term Loan I, the "Wynn Resorts Term Loan"), on substantially similar terms as the WRL Term Loan I. The Company intends to use the net proceeds of the WRL Term Loan II for general corporate purposes, including, without limitation, repurchases of the Company's common stock, investments in subsidiaries and/or capital expenditures. The Wynn Resorts Term Loan matures on October 30, 2024 and bears interest at a rate of LIBOR plus 2.25% per year. For more information on the Wynn Resorts Term Loan, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 6, "Long-Term Debt."

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

Our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of June 30, 2019, we had $828.4 million in repurchase authority remaining under the program.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for an interest rate collar associated with our Retail Term Loan. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of June 30, 2019, we had outstanding letters of credit totaling $18.1 million.

Contractual Commitments

During the six months ended June 30, 2019, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, other than the $250.0 million WRL Term Loan II, which matures on October 30, 2024, and a net repayment of $523.7 million on the Wynn Macau Revolving Credit Facility.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to these policies for the six months ended June 30, 2019.

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

•
general global political and economic conditions, in the U.S. and China (including the Chinese government's ongoing anti-corruption campaign), which may impact levels of travel, leisure and consumer spending;

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

•	legalization and growth of gaming in other jurisdictions;

•	any violations by us of the anti-money laundering laws or Foreign Corrupt Practices Act;

•	changes in gaming laws or regulations;

•	changes in federal, foreign, or state tax laws or the administration of such laws;

•	potential violations of law by Mr. Kazuo Okada, a former stockholder of ours;

•	continued compliance with all provisions in our debt agreements;

•	conditions precedent to funding under our credit facilities;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	cybersecurity risk, including misappropriation of customer information or other breaches of information security;

•	our ability to protect our intellectual property rights; and

•	our current and future insurance coverage levels.

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

Interest Rate Sensitivity

As of June 30, 2019, approximately 48.7% of our long-term debt was based on fixed rates. Based on our borrowings as of June 30, 2019, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $47.5 million.

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

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of our Wynn Macau, Limited debt is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of June 30, 2019, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $26.1 million.

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

Management's Report on Internal Control Over Financial Reporting

The only change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that had a material effect, or was reasonably likely to have a material effect on the Company's internal control over financial reporting, related to the opening of Encore Boston Harbor on June 23, 2019. We have implemented controls and procedures at Encore Boston Harbor similar to those in effect at our other properties.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to those risk factors during the six months ended June 30, 2019 other than resolution of certain litigation as discussed in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 14, "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Shares Repurchased as Part of a Publicly Announced Program	Approximate Dollar Value Remaining Under the Program (in thousands) (1)
April 30, 2019	—	$—	—	$843,332
May 31, 2019	—	$—	—	$843,332
June 30, 2019	143,822	$104.10	143,822	$828,366
(1) The Company's Board of Directors authorized an equity repurchase program in April of 2016 of up to $1.0 billion of our common stock. Repurchases may be made at the discretion of the Company from time to time on the open market or in privately negotiated transactions. The Company is not obligated to make any repurchases, and the repurchase program may be discontinued at any time. Any shares acquired are available for general corporate purposes. Any shares repurchased during the periods presented are recorded in Treasury Stock.

In April 2019, we repurchased 203 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $147.01 per share, for a total amount of approximately $29,842. In May 2019, we repurchased 282 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $128.66 per share, for a total amount of approximately $36,282. In June 2019, we repurchased 404 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $107.33 per share, for a total amount of approximately $43,361. None of the foregoing repurchases that occurred during the three months ended June 30, 2019 were part of the Company's publicly announced repurchase program.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)
3.2	Eighth Amended and Restated Bylaws of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 6, 2015.)
*10.1	First Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Matt Maddox
*10.2	Second Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Craig Billings
*10.3	First Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Ellen Whittemore
*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

WYNN RESORTS, LIMITED

Dated: August 8, 2019	By:	/s/ Craig S. Billings
Craig S. Billings
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

