Form 10-Q
period 2019-09-30
WYNN RESORTS LTD
filed 2019-11-06
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common stock, par value $0.01	107,354,606

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,676,110	$2,215,001
Receivables, net	286,611	276,644
Inventories	80,486	66,627
Prepaid expenses and other	68,045	83,104
Total current assets	2,111,252	2,641,376
Property and equipment, net	9,621,268	9,385,920
Restricted cash	6,182	4,322
Intangible assets, net	148,972	222,506
Operating lease assets	444,157	—
Deferred income taxes, net	719,614	736,452
Other assets	225,613	225,693
Total assets	$13,277,058	$13,216,269
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$292,140	$321,796
Customer deposits	956,744	955,450
Gaming taxes payable	188,496	247,341
Accrued compensation and benefits	162,752	163,966
Accrued interest	74,340	61,595
Current portion of long-term debt	116,118	11,960
Other accrued liabilities	139,794	119,955
Total current liabilities	1,930,384	1,882,063
Long-term debt	9,421,845	9,411,140
Long-term operating lease liabilities	149,970	—
Other long-term liabilities	108,980	108,277
Total liabilities	11,611,179	11,401,480
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 122,826,131 and 122,115,585 shares issued; 107,362,502 and 107,232,026 shares outstanding, respectively	1,228	1,221
Treasury stock, at cost; 15,463,629 and 14,883,559 shares, respectively	(1,409,717)	(1,344,012)
Additional paid-in capital	2,507,870	2,457,079
Accumulated other comprehensive loss	(2,700)	(1,950)
Retained earnings	822,070	921,785
Total Wynn Resorts, Limited stockholders' equity	1,918,751	2,034,123
Noncontrolling interests	(252,872)	(219,334)
Total stockholders' equity	1,665,879	1,814,789
Total liabilities and stockholders' equity	$13,277,058	$13,216,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues:
Casino	$1,108,364	$1,222,029	$3,435,968	$3,564,195
Rooms	205,876	183,044	595,953	559,405
Food and beverage	228,508	193,874	619,749	580,963
Entertainment, retail and other	105,014	110,125	305,970	325,511
Total operating revenues	1,647,762	1,709,072	4,957,640	5,030,074
Operating expenses:
Casino	722,692	783,171	2,197,750	2,254,766
Rooms	75,188	62,965	205,042	189,837
Food and beverage	196,661	162,311	527,502	468,265
Entertainment, retail and other	42,078	44,028	129,636	138,647
General and administrative	246,442	192,327	665,988	545,543
Litigation settlement	—	—	—	463,557
Provision for doubtful accounts	4,036	3,285	13,039	2,586
Pre-opening	1,616	13,714	99,212	35,255
Depreciation and amortization	172,998	137,458	449,824	411,685
Property charges and other	8,216	18,830	17,920	30,672
Total operating expenses	1,469,927	1,418,089	4,305,913	4,540,813
Operating income	177,835	290,983	651,727	489,261
Other income (expense):
Interest income	6,427	6,948	19,979	21,029
Interest expense, net of amounts capitalized	(114,652)	(93,007)	(300,981)	(281,132)
Change in derivatives fair value	(2,101)	(54)	(6,914)	(54)
Change in Redemption Note fair value	—	—	—	(69,331)
(Loss) gain on extinguishment of debt	(12,196)	(198)	(12,196)	2,131
Other	(8,703)	11,216	(3,346)	1,039
Other income (expense), net	(131,225)	(75,095)	(303,458)	(326,318)
Income before income taxes	46,610	215,888	348,269	162,943
Benefit (provision) for income taxes	(19,727)	3,884	(19,421)	124,631
Net income	26,883	219,772	328,848	287,574
Less: net income attributable to noncontrolling interests	(30,379)	(63,657)	(132,921)	(180,010)
Net income (loss) attributable to Wynn Resorts, Limited	$(3,496)	$156,115	$195,927	$107,564
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$(0.03)	$1.44	$1.83	$1.01
Diluted	$(0.03)	$1.44	$1.83	$1.01
Weighted average common shares outstanding:
Basic	106,707	108,064	106,791	106,162
Diluted	106,707	108,533	107,024	106,721
Dividends declared per common share	$1.00	$0.75	$2.75	$2.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$26,883	$219,772	$328,848	$287,574
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(989)	(175)	(1,039)	(2,121)
Change in net unrealized (loss) gain on investment securities, before and after tax	—	(19)	—	1,292
Redemption Note credit risk adjustment, net of tax of $2,735	—	—	—	9,211
Total comprehensive income	25,894	219,578	327,809	295,956
Less: comprehensive income attributable to noncontrolling interests	(30,104)	(63,608)	(132,632)	(179,419)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$(4,210)	$155,970	$195,177	$116,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30, 2019
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, July 1, 2019	107,610,356	$1,228	$(1,379,644)	$2,498,316	$(1,986)	$932,907	$2,050,821	$(199,882)	$1,850,939
Net income (loss)	—	—	—	—	—	(3,496)	(3,496)	30,379	26,883
Currency translation adjustment	—	—	—	—	(714)	—	(714)	(275)	(989)
Exercise of stock options	36,000	—	—	2,151	—	—	2,151	—	2,151
Issuance of restricted stock	27,276	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(27,809)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(283,321)	—	(30,073)	—	—	—	(30,073)	—	(30,073)
Cash dividends declared	—	—	—	—	—	(107,341)	(107,341)	(82,949)	(190,290)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(998)	(998)
Stock-based compensation	—	—	—	7,403	—	—	7,403	853	8,256
Balances, September 30, 2019	107,362,502	$1,228	$(1,409,717)	$2,507,870	$(2,700)	$822,070	$1,918,751	$(252,872)	$1,665,879

	For the Three Months Ended September 30, 2018
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, July 1, 2018	108,642,371	$1,220	$(1,184,967)	$2,435,720	$(1,938)	$462,950	$1,712,985	$106,610	$1,819,595
Net income	—	—	—	—	—	156,115	156,115	63,657	219,772
Currency translation adjustment	—	—	—	—	(126)	—	(126)	(49)	(175)
Change in net unrealized loss on investment securities	—	—	—	—	(19)	—	(19)	—	(19)
Exercise of stock options	126,190	1	—	9,740	—	—	9,741	—	9,741
Issuance of common stock	—	—	—	27	—	—	27	—	27
Issuance of restricted stock	38,695	1	—	(1)	—	—	—	—	—
Cancellation of restricted stock	(60,714)	(1)	—	—	—	—	(1)	—	(1)
Shares repurchased by the Company and held as treasury shares	(15,460)	—	(2,306)	—	—	—	(2,306)	—	(2,306)
Cash dividends declared	—	—	—	—	—	(81,294)	(81,294)	(138,258)	(219,552)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(297,261)	(297,261)
Stock-based compensation	—	—	—	9,871	—	—	9,871	591	10,462
Balances, September 30, 2018	108,731,082	$1,221	$(1,187,273)	$2,455,357	$(2,083)	$537,771	$1,804,993	$(264,710)	$1,540,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
(in thousands, except share data)
(unaudited)

	For the Nine Months Ended September 30, 2019
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2019	107,232,026	$1,221	$(1,344,012)	$2,457,079	$(1,950)	$921,785	$2,034,123	$(219,334)	$1,814,789
Net income	—	—	—	—	—	195,927	195,927	132,921	328,848
Currency translation adjustment	—	—	—	—	(750)	—	(750)	(289)	(1,039)
Exercise of stock options	293,690	3	—	14,693	—	—	14,696	—	14,696
Issuance of restricted stock	456,505	4	—	14,344	—	—	14,348	785	15,133
Cancellation of restricted stock	(39,649)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(580,070)	—	(65,705)	—	—	—	(65,705)	—	(65,705)
Cash dividends declared	—	—	—	—	—	(295,642)	(295,642)	(165,849)	(461,491)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(3,725)	(3,725)
Stock-based compensation	—	—	—	21,754	—	—	21,754	2,619	24,373
Balances, September 30, 2019	107,362,502	$1,228	$(1,409,717)	$2,507,870	$(2,700)	$822,070	$1,918,751	$(252,872)	$1,665,879

	For the Nine Months Ended September 30, 2018
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2018	103,005,866	$1,164	$(1,184,468)	$1,497,928	$(1,845)	$635,067	$947,846	$130,504	$1,078,350
Cumulative effect, change in accounting for credit risk, net of tax of $2,735	—	—	—	—	(9,211)	9,211	—	—	—
Net income	—	—	—	—	—	107,564	107,564	180,010	287,574
Currency translation adjustment	—	—	—	—	(1,530)	—	(1,530)	(591)	(2,121)
Change in net unrealized loss on investment securities	—	—	—	—	1,292	—	1,292	—	1,292
Redemption Note settlement	—	—	—	—	9,211	—	9,211	—	9,211
Exercise of stock options	238,780	2	—	19,805	—	—	19,807	506	20,313
Issuance of common stock	5,300,000	53	—	915,187	—	—	915,240	—	915,240
Issuance of restricted stock	280,834	3	—	1,295	—	—	1,298	501	1,799
Cancellation of restricted stock	(75,908)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(18,490)	—	(2,805)	—	—	—	(2,805)	—	(2,805)
Cash dividends declared	—	—	—	—	—	(214,071)	(214,071)	(276,583)	(490,654)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(301,113)	(301,113)
Stock-based compensation	—	—	—	21,141	—	—	21,141	2,056	23,197
Balances, September 30, 2018	108,731,082	$1,221	$(1,187,273)	$2,455,357	$(2,083)	$537,771	$1,804,993	$(264,710)	$1,540,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$328,848	$287,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449,824	411,685
Deferred income taxes	16,838	(123,516)
Stock-based compensation expense	30,444	28,762
Amortization of debt issuance costs	22,171	25,241
Loss on extinguishment of debt	12,196	2,364
Provision for doubtful accounts	13,039	2,586
Change in derivatives fair value	6,914	54
Change in Redemption Note fair value	—	69,331
Property charges and other	21,238	30,464
Increase (decrease) in cash from changes in:
Receivables, net	(23,046)	(11,038)
Inventories, prepaid expenses and other	(17,380)	1,145
Customer deposits	2,355	(212,459)
Accounts payable and accrued expenses	(83,556)	(14,304)
Net cash provided by operating activities	779,885	497,889
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(878,335)	(1,154,255)
Purchase of intangible and other assets	(6,000)	(102,388)
Proceeds from the sale or maturity of investment securities	—	359,461
Purchase of investment securities	—	(34,098)
Proceeds from sale of assets	592	2,387
Net cash used in investing activities	(883,743)	(928,893)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,549,072	2,288,605
Repayments of long-term debt	(2,443,367)	(3,030,526)
Proceeds from note receivable from sale of ownership interest in subsidiary	—	75,000
Proceeds from issuance of common stock, net of issuance costs	—	915,187
Repurchase of common stock	(65,705)	(2,805)
Finance lease payment	(36)	—
Proceeds from exercise of stock options	14,696	20,313
Dividends paid	(460,139)	(350,694)
Distribution to noncontrolling interest	(3,725)	(301,113)
Payments to acquire derivatives	—	(3,900)
Payments for financing costs	(22,359)	(33,787)
Net cash used in financing activities	(431,563)	(423,720)
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,610)	1,090
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(537,031)	(853,634)
Balance, beginning of period	2,219,323	2,806,634
Balance, end of period	$1,682,292	$1,953,000

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$265,873	$276,989
Capitalized stock-based compensation	$228	$6
Liability settled with shares of common stock	$15,134	$1,800
Accounts and construction payables related to property and equipment	$202,375	$174,530
Other liabilities related to intangible assets	$13,463	$—
Financing costs included in accounts payable and other liabilities	$2,093	$—
Dividends payable on unvested restricted stock included in other accrued liabilities	$6,306	$3,164
Dividends payable to noncontrolling interests	$—	$138,816

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

On September 20, 2019, and concurrently with the Refinancing Transactions (as defined and discussed in Note 6, "Long-Term Debt"), Wynn Resorts contributed all of its equity interests in Wynn Group Asia, Inc. ("Wynn Asia") to Wynn Resorts Finance, LLC, which was formerly known as Wynn America, LLC ("WRF"), making Wynn Asia a wholly owned subsidiary of WRF. WRF is an indirect wholly owned subsidiary of Wynn Resorts. Wynn Asia is a holding company that holds Wynn Resorts' approximately 72% controlling interest in WML.

Development Projects

The Company is currently constructing an approximately 430,000 square foot meeting and convention facility at Wynn Las Vegas. The facility will feature approximately 217,000 square feet of state-of-the-art meeting and convention space available for group reservations. The Company expects to open the additional meeting and convention facility in the first quarter of 2020. The Company opened the newly reconfigured Wynn Las Vegas golf course on October 11, 2019.

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Lessor Arrangements

The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space at its integrated resorts, which represents approximately 101,000, 59,000, 142,000, and 36,000 square feet of space at Wynn Palace, Wynn Macau, Wynn Las Vegas, and Encore Boston Harbor, respectively. The lease arrangements generally include minimum base rent and contingent rental clauses based on a percentage of net sales. Generally, the terms of the leases range between five and 10 years. The Company records revenue on a straight-line basis over the term of the lease, and recognizes revenue for contingent rentals when the contingency has been resolved. The Company has elected to combine lease and nonlease components for the purpose of measuring lease revenue. Revenue is recorded in entertainment, retail and other revenue on the Condensed Consolidated Statements of Operations.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $543.9 million and $638.4 million for the three months ended September 30, 2019 and 2018, and $1.69 billion and $1.81 billion for the nine months ended September 30, 2019 and 2018, respectively.

Pre-opening expenses

Pre-opening expenses represent personnel, advertising, and other costs incurred prior to the opening of new ventures and are expensed as incurred. During the nine months ended September 30, 2019 and 2018, the Company incurred pre-opening expenses primarily in connection with the development of Encore Boston Harbor.

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

Accounting Standards Issued But Not Yet Adopted

Financial Instruments - Credit Losses

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance will be effective for the Company beginning January 1, 2020. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently assessing the impact that the adoption of the new guidance will have on its Consolidated Financial Statements, but does not expect that it will have a material impact.

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash (1)	$1,191,948	$1,455,744
Cash equivalents (2)	484,162	759,257
Total cash and cash equivalents	1,676,110	2,215,001
Restricted cash (3)	6,182	4,322
Total cash, cash equivalents and restricted cash	$1,682,292	$2,219,323
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 4 -    Receivables, net

Receivables, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Casino	$239,813	$229,594
Hotel	21,272	22,086
Other	58,407	57,658
	319,492	309,338
Less: allowance for doubtful accounts	(32,881)	(32,694)
	$286,611	$276,644

As of September 30, 2019 and December 31, 2018, approximately 80.2% and 85.0%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which our customers reside could affect the collectability of such receivables.

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Buildings and improvements	$9,288,609	$7,707,467
Land and improvements	1,225,849	1,141,032
Furniture, fixtures and equipment	2,923,900	2,288,370
Leasehold interests in land	—	313,516
Airplanes	110,623	110,623
Construction in progress	445,098	1,912,801
	13,994,079	13,473,809
Less: accumulated depreciation	(4,372,811)	(4,087,889)
	$9,621,268	$9,385,920

As of September 30, 2019, construction in progress consisted primarily of costs capitalized, including interest, for the construction of the additional meeting and convention space at Wynn Las Vegas. As of December 31, 2018, construction in progress consisted primarily of costs capitalized, including interest, for the construction of Encore Boston Harbor. On June 23, 2019, Encore Boston Harbor opened and its associated construction in progress balance was placed into service.

The Company capitalized interest of $3.3 million for the three months ended September 30, 2019, primarily in connection with the construction of the additional meeting and convention space at Wynn Las Vegas. The Company capitalized interest of $16.2 million for the three months ended September 30, 2018, and $50.2 million and $37.7 million for the nine months ended September 30, 2019 and 2018, respectively, primarily in connection with the construction of Encore Boston Harbor.

Beginning January 1, 2019, leasehold interests in land, net of related accumulated amortization were reclassified to operating lease assets with the adoption of Topic 842.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility, due 2022 (1)	$2,295,759	$2,296,999
Senior Revolving Credit Facility, due 2022 (2)	448,982	623,921
4 7/8% Senior Notes, due 2024	600,000	600,000
5 1/2% Senior Notes, due 2027	750,000	750,000

U.S. and Corporate Related:
WRF Senior Secured Credit Facilities (3):
WRF Term Loan, due 2024	1,000,000	—
WRF Revolver, due 2024	25,000	—
WLV 4 1/4% Senior Notes, due 2023	500,000	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	—
Retail Term Loan, due 2025 (4)	615,000	615,000
Wynn America Senior Term Loan Facility, due 2021 (5)	—	994,780
Wynn Resorts Term Loan, due 2024 (5)	—	500,000
	9,644,741	9,540,700
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(106,778)	(117,600)
	9,537,963	9,423,100
Less: Current portion of long-term debt	(116,118)	(11,960)
Total long-term debt, net of current portion	$9,421,845	$9,411,140

(1) Approximately $1.31 billion and $990.8 million of the Wynn Macau Senior Term Loan Facility bears interest at a rate of LIBOR plus 1.75% per year and HIBOR plus 1.75% per year, respectively. As of September 30, 2019, the weighted average interest rate was approximately 3.73%.
(2) Approximately $256.5 million and $192.4 million of the Wynn Macau Senior Revolving Credit Facility bears interest at a rate of LIBOR plus 1.75% per year and HIBOR plus 1.75% per year, respectively. As of September 30, 2019, the weighted average interest rate was approximately 3.80%, and the available borrowing capacity was $298.3 million.
(3) The Wynn Resorts Finance Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of September 30, 2019, the interest rate was 3.80%. Additionally, as of September 30, 2019, the available borrowing capacity under the Revolving Credit Facility was $806.9 million, net of $18.1 million in outstanding letters of credit.
(4) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of September 30, 2019, the interest rate was 3.80%.
(5) The Wynn America Credit Facilities, which included the Wynn America Senior Term Loan Facility, and the Wynn Resorts Term Loan were prepaid in full on September 20, 2019, in connection with the Refinancing Transactions, as defined and discussed below.

Refinancing Transactions

On September 20, 2019, WRF and its subsidiary Wynn Resorts Capital Corp. (collectively with WRF, the "WRF Issuers"), each an indirect wholly owned subsidiary of the Company, issued $750.0 million aggregate principal amount of 5 1/8% Senior Notes due 2029 (the "2029 Notes") pursuant to an indenture (the "2029 Indenture") among the WRF Issuers, the guarantors party thereto, and U.S. Bank National Association, as trustee (the "Trustee"), in a private offering. The 2029 Notes were issued at par.

Concurrently with the issuance of the 2029 Notes, WRF entered into a credit agreement (the "WRF Credit Agreement") providing for a new first lien term loan facility in an aggregate principal amount of $1.0 billion (the "WRF Term Loan") and a new first lien revolving credit facility in an aggregate principal amount of $850.0 million (the "WRF Revolver" and together with the WRF Term Loan, the "WRF Senior Secured Credit Facilities") (the WRF Senior Secured Credit Facilities and 2029 Notes are collectively referred to as the "Refinancing Transactions").

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

WRF used the net proceeds from the Refinancing Transactions to refinance the existing Wynn America credit facilities and the Wynn Resorts term loan and to pay related fees and expenses totaling $18.8 million, of which $14.8 million was recorded as debt issuance costs within the Condensed Consolidated Balance Sheet. The Company recognized the Refinancing Transactions primarily as a modification of existing debt with the related unamortized debt issuance costs reallocated to the new debt instruments. For those components of debt that were deemed extinguished, the Company recognized a loss on extinguishment of debt of $12.2 million.

WRF Senior Secured Credit Facilities

Subject to certain exceptions, the WRF Senior Secured Credit Facilities bear interest at LIBOR plus 1.75% per annum. The annual fee required to pay for unborrowed amounts under the WRF Revolver, if any, is 0.25% per annum, payable quarterly in arrears, calculated based on the daily average of the unborrowed amounts under such credit facilities. The Company is required to make quarterly repayments on the WRF Term Loan of $12.5 million beginning in the fourth quarter of 2019, with any remaining principal amount outstanding repayable in full on September 20, 2024.

The WRF Credit Agreement contains customary representations and warranties, events of default and negative and affirmative covenants, including, but not limited to, covenants that restrict our ability to pay dividends or distributions to any direct or indirect subsidiaries, to incur and/or repay indebtedness, to make certain restricted payments, and to enter into mergers and acquisitions, negative pledges, liens, transactions with affiliates, and sales of assets. In addition, Wynn Resorts Finance is subject to financial covenants, including maintaining a Consolidated First Lien Net Leverage Ratio, as defined in the WRF Credit Agreement. Commencing with the fourth quarter of 2019, the Consolidated Senior Secured Net Leverage Ratio is not to exceed 3.75 to 1.00.

The WRF Credit Facilities are guaranteed by each of WRF's existing and future wholly owned domestic restricted subsidiaries (the "Guarantors"), subject to certain exceptions, and are secured by a first priority lien on substantially all of WRF's and each of the guarantors' existing and future property and assets, subject to certain exceptions, including a limitation on the amount of collateral granted by Wynn Las Vegas, LLC ("WLV") and its subsidiaries so as to not violate the indenture governing WLV's outstanding senior notes.

2029 Notes

The 2029 Notes will mature on October 1, 2029 and bear interest at the rate of 5 1/8% per annum, payable in arrears semi-annually on April 1 and October 1 of each year, beginning on April 1, 2020. The WRF Issuers may redeem some or all of the 2029 Notes at any time at a redemption price equal to 100% of the aggregate principal amount of the 2029 Notes to be redeemed plus a make-whole premium, as defined in the 2029 Indenture, and accrued and unpaid interest. On or after July 1, 2029, the WRF Issuers may redeem some or all of the 2029 Notes at the redemption prices set forth in the 2029 Indenture plus accrued and unpaid interest. In the event of a change of control triggering event, the WRF Issuers will be required to offer to repurchase the 2029 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. The 2029 Notes are also subject to disposition and redemption requirements imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The 2029 Notes are the WRF Issuers' senior unsecured obligations and rank pari passu in right of payment with the WLV senior notes due 2023, 2025, and 2027, and rank equally in right of payment with Wynn Las Vegas' guarantee of the WRF Senior Secured Credit Facilities, and rank senior in right of payment to all of the Issuers' existing and future subordinated debt. The 2029 Notes are effectively subordinated in right of payment to all of the WRF Issuers' existing and future secured debt (to the extent of the value of the collateral securing such debt), and structurally subordinated to all of the liabilities of any of the WRF Issuers' subsidiaries that do not guarantee the 2029 Notes, including WML and its subsidiaries.

The 2029 Notes are jointly and severally guaranteed by each of WRF's existing domestic restricted subsidiaries that guarantee indebtedness under the Credit Agreement, including Wynn Las Vegas, LLC and each of its subsidiaries that guarantees its existing senior notes due 2023, 2025, and 2027. The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors' existing and future secured debt (to the extent of the collateral securing such debt).

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The 2029 Indenture contains covenants that limit the ability of the WRF Issuers and the guarantors to, among other things, enter into sale-leaseback transactions, create or incur liens to secure debt, and merge, consolidate or sell all or substantially all of the WRF Issuers' assets. These covenants are subject to exceptions and qualifications set forth in the 2029 Indenture.

The 2029 Indenture also contains customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain covenants, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the 2029 Indenture allows either the Trustee or the holders of at least 25% in aggregate principal amount of the 2029 Notes, as applicable, issued under such 2029 Indenture to accelerate the amounts due under the 2029 Notes, or in the case of bankruptcy or insolvency, will automatically cause the acceleration of the amounts due under the 2029 Notes.

The 2029 Notes were offered pursuant to an exemption under the Securities Act of 1933, as amended (the "Securities Act"). The 2029 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act or outside the United States to certain persons in reliance on Regulation S under the Securities Act. The 2029 Notes have not been and will not be registered under the Securities Act or under any state securities laws. Therefore, the 2029 Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

Wynn America Credit Facilities

On September 20, 2019, the Wynn America credit facilities were repaid in full in connection with the Refinancing Transactions and the Wynn America credit agreement was terminated.

Wynn Resorts Term Loan

On October 30, 2018, the Company and certain subsidiaries of the Company entered into a credit agreement (as subsequently amended, the "WRL Credit Agreement") to provide for a $500.0 million six year term loan facility (the "WRL Term Loan I"). On March 8, 2019, the Company, certain subsidiaries of the Company, and certain incremental term facility lenders entered into an incremental joinder agreement that amended the WRL Credit Agreement to, among other things, provide the Company with an additional $250.0 million term loan (the "WRL Term Loan II," and, collectively with the WRL Term Loan I, the "Wynn Resorts Term Loan"), on substantially similar terms as the WRL Term Loan I. On September 20, 2019, the Wynn Resorts Term Loan was prepaid in full in connection with the Refinancing Transactions and the WRL Credit Agreement was terminated.

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

Debt Covenant Compliance

As of September 30, 2019, management believes the Company was in compliance with all debt covenants.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of September 30, 2019 and December 31, 2018, was approximately $9.81 billion and $8.97 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $9.64 billion and $9.54 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 7 - Stockholders' Equity

Dividends

On February 26, 2019, the Company paid a cash dividend of $0.75 and on May 30, 2019 and August 27, 2019, the Company paid cash dividends of $1.00 per share, respectively. During the three and nine months ended September 30, 2019, the Company recorded $107.3 million and $295.6 million, respectively, as a reduction of retained earnings from cash dividends declared.

On February 27, 2018, the Company paid a cash dividend of $0.50 and on May 29, 2018 and August 28, 2018, the Company paid cash dividends of $0.75 per share, respectively. During the three and nine months ended September 30, 2018, the Company recorded $81.4 million and $214.1 million, respectively, as a reduction of retained earnings from cash dividends declared.

On November 6, 2019, the Company announced a cash dividend of $1.00 per share, payable on November 22, 2019, to stockholders of record as of November 14, 2019.

Noncontrolling Interests

On September 16, 2019, WML paid a cash dividend of HK$0.45 per share for a total of $298.0 million. The Company's share of this dividend was $215.1 million with a reduction of $82.9 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheet.

On June 19, 2019, WML paid a cash dividend of HK$0.45 per share for a total of $298.0 million. The Company's share of this dividend was $215.0 million with a reduction of $82.9 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheet.

On August 17, 2018 WML announced a cash dividend of HK$0.75 per share for a total of $496.6 million, which was paid on October 5, 2018. The Company's share of this dividend was $358.3 million with a reduction of $138.3 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheet.

On April 25, 2018, WML paid a cash dividend of HK$0.75 per share for a total of $497.1 million. The Company's share of this dividend was $358.8 million with a reduction of $138.3 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheet.

During the three and nine months ended September 30, 2019, the Retail Joint Venture made aggregate distributions of $1.0 million and $3.7 million, respectively, to its non-controlling interest holder made in the normal course of business. During the three and nine months ended September 30, 2018, the Retail Joint Venture made aggregate distributions of $297.3 million, and $301.1 million, respectively, to its non-controlling interest holder in connection with the distribution of the net proceeds of the Retail Term Loan and distributions made in the normal course of business. For more information on the Retail Joint Venture, see Note 15, "Retail Joint Venture".

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following table presents the changes by component, net of tax and noncontrolling interests, in accumulated other comprehensive loss of the Company (in thousands):

Foreign currency translation
January 1, 2019	$(1,950)
Change in net unrealized loss	(750)
Other comprehensive loss	(750)
September 30, 2019	$(2,700)

	Foreign currency translation	Unrealized loss on investment securities	Redemption Note	Total
January 1, 2018	$(553)	$(1,292)	$—	$(1,845)
Cumulative credit risk adjustment (1)	—	—	(9,211)	(9,211)
Change in net unrealized loss	(1,530)	(1,510)	7,690	4,650
Amounts reclassified to net income (2)	—	2,802	1,521	4,323
Other comprehensive income (loss)	(1,530)	1,292	9,211	8,973
September 30, 2018	$(2,083)	$—	$—	$(2,083)
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 8 -    Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	September 30, 2019	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$484,162	—	$484,162	—
Restricted cash	$6,182	$2,041	$4,141	—

Liabilities:
Interest rate collar	$7,533	—	$7,533	—

		Fair Value Measurements Using:
	December 31, 2018	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$759,257	—	$759,257	—
Restricted cash	$4,322	$2,015	$2,307	—

Liabilities:
Interest rate collar	$619	—	$619	—

Note 9 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	September 30, 2019	December 31, 2018	Increase/ (Decrease)	September 30, 2018	December 31, 2017	Increase/ (Decrease)
Casino outstanding chips and front money deposits (1)	$907,598	$905,561	$2,037	$785,988	$991,957	$(205,969)
Advance room deposits and ticket sales (2)	43,086	42,197	889	42,036	48,065	(6,029)
Other gaming-related liabilities (3)	9,297	12,694	(3,397)	13,644	12,765	879
Loyalty program and related liabilities (4)	22,918	18,148	4,770	18,756	18,421	335
	$982,899	$978,600	$4,299	$860,424	$1,071,208	$(210,784)

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 10 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Casino	$1,880	$1,305	$6,254	$4,432
Rooms	296	108	737	314
Food and beverage	372	258	1,181	868
Entertainment, retail and other	9	34	115	111
General and administrative	7,719	9,914	21,487	22,540
Pre-opening	—	213	670	497
Total stock-based compensation expense	10,276	11,832	30,444	28,762
Total stock-based compensation capitalized	81	—	228	6
Total stock-based compensation costs	$10,357	$11,832	$30,672	$28,768

Certain members of the Company's executive management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $2.1 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $6.3 million and $5.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 11 - Income Taxes

The Company recorded an income tax expense of $19.7 million and an income tax benefit of $3.9 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded an income tax expense of $19.4 million and an income tax benefit of $124.6 million for the nine months ended September 30, 2019 and 2018, respectively. The 2019 income tax expense primarily related to the increase in the valuation allowance for U.S foreign tax credits and the 2018 income tax benefit primarily related to the settlement of the Redemption Note.

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

Wynn Macau SA received a five year exemption from Macau's 12% Complementary Tax on casino gaming profits through December 31, 2020. Accordingly, for the three months ended September 30, 2019 and 2018, the Company was exempt from the payment of such taxes totaling $13.4 million and $26.8 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company was exempt from the payment of such taxes totaling $56.0 million and $73.7 million, respectively. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited	$(3,496)	$156,115	$195,927	$107,564

Denominator:
Weighted average common shares outstanding	106,707	108,064	106,791	106,162
Potential dilutive effect of stock options and restricted stock	—	469	233	559
Weighted average common and common equivalent shares outstanding	106,707	108,533	107,024	106,721

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$(0.03)	$1.44	$1.83	$1.01
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$(0.03)	$1.44	$1.83	$1.01

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted net income per share	850	234	379	109

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 13 - Leases
Lessee Arrangements
The following table summarizes the balance sheet classification of the Company's lease assets and liabilities (in thousands):

	Balance Sheet Classification	September 30, 2019
Assets
Operating leases	Operating lease assets	$444,157
Finance leases	Property and equipment, net	$26,411

Current liabilities
Operating leases	Other accrued liabilities	$15,802
Finance leases	Other accrued liabilities	$162

Non-current liabilities
Operating leases	Long-term operating lease liabilities	$149,970
Finance leases	Other long-term liabilities	$17,789

The following tables disclose the components of the Company's lease cost, supplemental cash flow disclosures, and other information regarding the Company's lease arrangements (dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost:
Operating lease cost	$8,367	$24,691
Short-term lease cost	6,836	17,576
Amortization of leasehold interests in land	3,416	9,956
Variable lease cost	1,209	3,685
Finance lease interest cost	273	785
Total lease cost	$20,101	$56,693

Nine Months Ended September 30, 2019
Supplemental cash flow disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$29,261
Finance lease liabilities arising from obtaining finance lease assets	$1,413
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities - Operating leases	$23,073
Cash used in financing activities - Finance leases	$36

September 30, 2019
Other information:
Weighted-average remaining lease term - Operating leases	37.8 years
Weighted-average remaining lease term - Finance leases	42.9 years

Weighted-average discount rate - Operating leases	6.5%
Weighted-average discount rate - Finance leases	6.2%

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents an analysis of lease liability maturities (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$7,988	$300
2020	26,424	1,203
2021	21,872	1,203
2022	18,106	1,203
2023	17,149	1,203
Thereafter	481,084	67,490
Total undiscounted cash flows	$572,623	$72,602
Present value
Short-term lease liabilities	$15,802	$162
Long-term lease liabilities	149,970	17,789
Total lease liabilities	$165,772	$17,951
Interest on lease liabilities	$406,851	$54,651

Ground Leases
Undeveloped Land - Las Vegas

The Company leases approximately 16 acres of undeveloped land on Las Vegas Boulevard directly across from Wynn Las Vegas in Las Vegas, Nevada, which expires in 2097. The ground lease payments, which increase at a fixed rate over the term of the lease, are $3.8 million per year until 2023 and total payments of $367.8 million thereafter. As of September 30, 2019, the liability associated with this lease was $62.5 million.

At September 30, 2019, operating lease assets included approximately $87.2 million related to an amount allocated to the leasehold interest in land upon the acquisition of a group of assets in 2018. The Company expects that the amortization of this amount will be $1.1 million each year from 2020 through 2096 and $0.7 million in 2097.

Macau Land Concessions

Wynn Palace and Wynn Macau were built on land that is leased under Macau land concession contracts each with terms of 25 years from May 2012 and August 2004, respectively, which may be renewed with government approval for successive 10-year periods in accordance with Macau legislation. The land concession payments are expected to be $1.6 million per year through 2023 and total payments of $17.0 million thereafter through 2037. At September 30, 2019, the total liability associated with these leases was $15.7 million.

At September 30, 2019, operating lease assets included $194.2 million of leasehold interests in land related to the Wynn Palace and Wynn Macau land concessions. The Company expects that the amortization associated with these leasehold interests will be approximately $12.5 million per year from 2020 through 2028 and approximately $9.1 million per year thereafter through 2037.

Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Minimum rental income	$33,643	$29,901	$100,022	$92,204
Contingent rental income	13,589	11,177	40,505	39,795
Total rental income	$47,232	$41,078	$140,527	$131,999

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the future minimum rentals to be received under operating leases (in thousands):

Years Ending December 31,	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$34,889
2020	144,887
2021	87,673
2022	69,826
2023	53,091
Thereafter	162,779
Total future minimum rentals	$553,145

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

Massachusetts Gaming License Related Actions

On September 17, 2014, the Massachusetts Gaming Commission ("MGC") designated Wynn MA, LLC ("Wynn MA") the award winner of the Greater Boston (Region A) gaming license (the "Boston area license"). On November 7, 2014, the gaming license became effective.

Massachusetts Gaming Commission Investigation and Adjudicatory Hearing

On January 31, 2018, the Investigations & Enforcement Bureau ("IEB") of the MGC announced it had commenced an investigation into the Company's ongoing suitability as a gaming licensee in that jurisdiction related to the alleged inappropriate workplace conduct by the Company’s former CEO Stephen A. Wynn. The Company fully cooperated with the IEB's investigation. After a three-day adjudicatory hearing before the MGC, the MGC concluded that the Company and Wynn MA are suitable to maintain a Massachusetts gaming license, subject to a fine of $35.0 million, which the Company paid during the three months ended June 30, 2019, and the Company's fulfillment of other conditions set forth in the MGC decision.

Revere Action

On October 16, 2014, the City of Revere, the host community to the unsuccessful bidder for the Boston area license, the International Brotherhood of Electrical Workers, Local 103 ("IBEW"), and several individuals, filed a complaint against the MGC and its gaming commissioners in Suffolk Superior Court in Boston, Massachusetts (the "Revere Action"). Mohegan Sun ("Mohegan") the other applicant for the Boston area license, joined the lawsuit and challenged the MGC's award of the Boston area license. On December 3, 2015, the court granted the MGC's motion to dismiss the claims asserted in the Revere Action and the court dismissed all claims except Mohegan's claim alleging procedural error by the MGC in granting the license to Wynn MA. The plaintiffs appealed. After multiple appeals and cross appeals, only two claims remained: (1) individual plaintiffs' claim for violation of the open meeting laws; and (2) Mohegan's claim for procedural error. On July 12, 2019, the Suffolk Superior Court granted the MGC's motion for summary judgment and dismissed the open meeting law claim, leaving only Mohegan's procedural claim.

On August 2, 2019, Mohegan filed a motion to file a second amended complaint, to add new claims related to the MGC's allegedly inadequate 2013 investigation, using information, documents and testimony from the Massachusetts Gaming Commission Investigation and Adjudicatory Hearing. On October 15, 2019, the court granted Mohegan's motion to amend and allowed it to file a second amended intervenor's complaint.

Wynn MA was not named in the Revere Action. The MGC retained private legal representation at its own nontaxpayer-funded expense.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Suffolk Action

On September 17, 2018, Sterling Suffolk Racecourse, LLC, owner of the property proposed for location of a casino by an unsuccessful bidder for the Boston area license filed a complaint in the United States District Court, District of Massachusetts, against the Company, Wynn MA, certain current and former officers of the Company, FBT Everett Realty, LLC, former owner of the land on which Encore Boston Harbor is located ("FBT"), and Paul Lohnes, a member of FBT. The complaint alleges, among other things, the defendants violated the RICO Act, conspired to circumvent the application process for the Boston area license and violated Massachusetts law with respect to unfair methods of competition. The plaintiff seeks $1.0 billion in compensatory damages and treble damages. All defendants filed motions to dismiss the complaint. On May 7, 2019, the court held a hearing on the motions to dismiss and stayed all discovery pending a decision on the motions.

The Company will vigorously defend against the claims asserted. This action is in preliminary stages and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Nevada Gaming Control Board Investigation

On January 25, 2019, the Nevada Gaming Control Board filed a complaint against the Company and its indirect subsidiary, Wynn Las Vegas, LLC ("NGCB Respondents"), related to the alleged inappropriate personal conduct by Stephen A. Wynn in the workplace. Simultaneously, the NGCB Respondents entered into a Stipulation for Settlement of the complaint, under which, among other things, the NGCB Respondents agreed to pay a fine in an amount to be determined by the Nevada Gaming Commission, and the Nevada Gaming Control Board agreed not to seek to revoke or limit the NGCB Respondents' licenses, findings of suitability or any other gaming approvals. On February 26, 2019, the Nevada Gaming Commission approved the Stipulation for Settlement and fined the Company $20.0 million, which was paid during the three months ended March 31, 2019.

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

The actions filed in the Eighth Judicial District Court of Clark County, Nevada have been consolidated as In re Wynn Resorts, Ltd. Derivative Litigation ("State Derivative Case"). On October 26, 2018, the SLC filed a motion to intervene and stay the State Derivative Case pending completion of its investigation, which the court granted (the "SLC Stay"). A status hearing considering a number of matters related to the State Derivative Case is scheduled for November 13, 2019.

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

On June 3, 2019, a separate stockholder derivative action was filed in the Eighth Judicial District Court of Clark County, Nevada alleging substantially similar causes of action as the State Derivative Case with the additional allegation that various of the Company's attorneys committed professional malpractice, and certain current and former executives also breached fiduciary duties and aided and abetted the breach of fiduciary duties, in connection with the alleged inappropriate personal conduct by Stephen A. Wynn in the workplace. On July 26, 2019, the plaintiff voluntarily dismissed Matt Maddox, Stephen A. Wynn, Kimmarie Sinatra, John J. Hagenbuch, Ray R. Irani, Jay L. Johnson, Robert J. Miller, Patricia Mulroy, Clark T. Randt, Jr., Alvin V. Shoemaker, J. Edward Virtue, D. Boone Wayson, and one of the Company's law firms from the action. On September 19, 2019, the court entered an order consolidating this action into the State Derivative Case, the effect of which the Company is seeking clarification.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Each of the actions seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff.

Individual Stockholder Actions

A number of stockholders have filed individual actions in the Eighth Judicial District Court of Clark County, Nevada against certain current and former members of the Company's Board of Directors and certain of the Company's current and former officers ("Individual Stockholder Actions"). Each of the complaints alleges that defendants, among other things, breached their fiduciary duties in failing to detect, prevent and remedy alleged inappropriate personal conduct by Stephen A. Wynn in the workplace causing injury to each of the individual stockholders.

On January 29, 2019, the defendants filed motions to dismiss each of the Individual Stockholder Actions. The court held a hearing on defendants' motions to dismiss on September 18, 2019, and took the matter under advisement.

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

In 2015, the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA or WML (collectively, the "Wynn Macau Parties"). On July 11, 2017, the Macau Court dismissed all of the Okada Parties' claims as unfounded, fined the Okada Parties, and ordered the Okada Parties to pay for court costs and the Wynn Macau Parties' attorney's fees. On or about October 16, 2017, the Okada Parties formally appealed in Macau. On February 21, 2019, the Macau Appellate Panel dismissed the appeal. Mr. Okada, who was at that time the only remaining claimant after the Universal Parties' withdrawal pursuant to the Settlement Agreement, failed to appeal within the prescribed time, resulting in the final resolution of the lawsuit in favor of the Wynn Macau Parties.

Derivative Litigation Related to Redemption Action

Two state derivative actions were commenced against the Company and all members of its Board of Directors in the Eighth Judicial District Court of Clark County, Nevada by the IBEW Local 98 Pension Fund and Danny Hinson (collectively, the "Derivative Plaintiffs") regarding the Redemption Action. On March 15, 2019, the parties filed a stipulation and order to dismiss

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the action, with prejudice, which the court entered on March 18, 2019. Neither the Company nor any of the individual defendants made any form of payment in exchange for the dismissal of the action.

Note 15 - Retail Joint Venture

As of September 30, 2019 and December 31, 2018, the Retail Joint Venture had total assets of $95.3 million and $85.0 million, respectively, and total liabilities of $629.3 million and $619.6 million, respectively. As of September 30, 2019 and December 31, 2018, the Retail Joint Venture's liabilities included long-term debt of $611.6 million and $611.1 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

Note 16 - Segment Information

The Company reviews the results of operations for each of its operating segments, and identifies reportable segments based upon factors such as geography, regulatory environment, and the Company's organizational and management reporting structure. Wynn Macau and Encore, an expansion at Wynn Macau, are managed as a single integrated resort and have been aggregated as one reportable segment ("Wynn Macau"). Wynn Palace is presented as a separate reportable segment and is combined with Wynn Macau for geographical presentation. Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture are managed as a single integrated resort and have been aggregated as one reportable segment ("Las Vegas Operations"). On June 23, 2019, the Company opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts. Encore Boston Harbor is presented as one reportable segment.

The Company also reviews construction and development activities for each of its projects under development, in addition to its reportable segments. Other Macau primarily represents the assets for the Company's Macau holding company.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present the Company's segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues
Macau Operations:
Wynn Palace
Casino	$497,657	$625,586	$1,649,377	$1,719,072
Rooms	44,884	44,296	131,382	125,461
Food and beverage	30,256	27,619	87,691	80,519
Entertainment, retail and other (1)	25,374	33,071	85,259	91,952
	598,171	730,572	1,953,709	2,017,004
Wynn Macau
Casino	408,820	503,557	1,340,266	1,515,859
Rooms	26,740	28,091	82,071	83,575
Food and beverage	19,584	17,693	60,688	55,193
Entertainment, retail and other (1)	19,137	30,279	61,621	86,518
	474,281	579,620	1,544,646	1,741,145
Total Macau Operations	1,072,452	1,310,192	3,498,355	3,758,149

Las Vegas Operations:
Casino	87,002	92,886	318,439	329,264
Rooms	116,072	110,657	362,715	350,369
Food and beverage	149,708	148,562	438,525	445,251
Entertainment, retail and other (1)	46,724	46,775	145,002	147,041
Total Las Vegas Operations	399,506	398,880	1,264,681	1,271,925

Encore Boston Harbor:
Casino	114,885	—	127,886	—
Rooms	18,180	—	19,785	—
Food and beverage	28,960	—	32,845	—
Entertainment, retail and other (1)	13,779	—	14,088	—
Total Encore Boston Harbor	175,804	—	194,604	—

Total operating revenues	$1,647,762	$1,709,072	$4,957,640	$5,030,074

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted Property EBITDA (2)
Macau Operations:
Wynn Palace	$162,167	$226,141	$551,918	$617,317
Wynn Macau	138,989	182,928	478,751	565,677
Total Macau Operations	301,156	409,069	1,030,669	1,182,994
Las Vegas Operations	88,046	95,298	333,747	362,051
Encore Boston Harbor	7,744	—	7,890	—
Total	396,946	504,367	1,372,306	1,545,045
Other operating expenses
Litigation settlement	—	—	—	463,557
Pre-opening	1,616	13,714	99,212	35,255
Depreciation and amortization	172,998	137,458	449,824	411,685
Property charges and other	8,216	18,830	17,920	30,672
Corporate expenses and other	26,005	31,763	123,849	86,350
Stock-based compensation (3)	10,276	11,619	29,774	28,265
Total other operating expenses	219,111	213,384	720,579	1,055,784
Operating income	177,835	290,983	651,727	489,261
Other non-operating income and expenses
Interest income	6,427	6,948	19,979	21,029
Interest expense, net of amounts capitalized	(114,652)	(93,007)	(300,981)	(281,132)
Change in derivatives fair value	(2,101)	(54)	(6,914)	(54)
Change in Redemption Note fair value	—	—	—	(69,331)
(Loss) gain on extinguishment of debt	(12,196)	(198)	(12,196)	2,131
Other	(8,703)	11,216	(3,346)	1,039
Total other non-operating income and expenses	(131,225)	(75,095)	(303,458)	(326,318)
Income before income taxes	46,610	215,888	348,269	162,943
Benefit (provision) for income taxes	(19,727)	3,884	(19,421)	124,631
Net income	26,883	219,772	328,848	287,574
Net income attributable to noncontrolling interests	(30,379)	(63,657)	(132,921)	(180,010)
Net income (loss) attributable to Wynn Resorts, Limited	$(3,496)	$156,115	$195,927	$107,564
(1) Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 13, "Leases".
(2) Adjusted Property EBITDA is net income (loss) before interest, income taxes, depreciation and amortization, litigation settlement expense, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other, stock-based compensation, (loss) gain on extinguishment of debt, change in derivatives fair value, change in Redemption Note fair value and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDA because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, the Company's calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(3) Excludes $0.7 million included in pre-opening expenses for the nine months ended September 30, 2019, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Macau Operations:
Wynn Palace	$3,730,804	$3,858,904
Wynn Macau	1,680,088	1,903,921
Other Macau	71,485	68,487
Total Macau Operations	5,482,377	5,831,312
Las Vegas Operations	2,835,398	2,792,508
Encore Boston Harbor	2,481,267	1,865,286
Corporate and other	2,478,016	2,727,163
Total	$13,277,058	$13,216,269

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

Overview

We are a designer, developer, owner and operator of destination casino resorts. In the Macau Special Administrative Region of the People's Republic of China ("Macau"), we own approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts, which we refer to as our Macau Operations. In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas. Additionally, we are a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). We refer to Wynn Las Vegas and the Retail Joint Venture as our Las Vegas Operations. On June 23, 2019, we opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts.

Macau Operations

We operate our Macau Operations under a 20-year casino concession agreement granted by the Macau government in June 2002. We lease from the Macau government approximately 51 acres of land in the Cotai area of Macau where Wynn Palace is located and 16 acres of land in downtown Macau's inner harbor where Wynn Macau is located.

Wynn Palace features the following as of September 30, 2019:

•	Approximately 424,000 square feet of casino space, offering 24-hour gaming and a full range of games with 381 table games and 1,137 slot machines, private gaming salons and sky casinos;

•	A luxury hotel with a total of 1,706 guest rooms, suites and villas;

•	14 food and beverage outlets;

•	Approximately 106,000 square feet of high-end, brand-name retail space;

•	Approximately 37,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including a gondola ride, health club, spa, salon and pool; and

•	Public attractions including a performance lake, floral art displays and fine art displays.

Wynn Macau features the following as of September 30, 2019:

•	Approximately 272,000 square feet of casino space, offering 24-hour gaming and a full range of games with 329 table games and 706 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,010 guest rooms and suites;

•	12 food and beverage outlets;

•	Approximately 59,000 square feet of high-end, brand-name retail space;

•	Approximately 31,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	A rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "prosperity tree" and "dragon of fortune" attractions.

In response to our evaluation of our Macau Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to these resorts.

Las Vegas Operations

Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip.

Wynn Las Vegas features the following as of September 30, 2019:

•
Approximately 194,000 square feet of casino space, offering 24-hour gaming and a full range of games with 236 table games and 1,789 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

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

Encore Boston Harbor

On June 23, 2019, the Company opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River, which occupies approximately 33 acres of land.

Encore Boston Harbor features the following as of September 30, 2019:

•
Approximately 210,000 square feet of casino space, offering 24-hour gaming and a full range of games with 145 table games and 3,101 slot machines, private and high-limit gaming areas, and a poker room;

•	A luxury hotel tower with a total of 671 guest rooms and suites;

•	13 food and beverage outlets;

•	One nightclub;

•	Approximately 8,000 square feet of retail space;

•	Approximately 71,000 square feet of meeting and convention space;

•	Recreation and leisure facilities, including a spa and salon; and

•	Public attractions including a waterfront park, floral displays, and water shuttle service to downtown Boston.

In response to our evaluation of Encore Boston Harbor and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort.

Construction and Development Opportunities

We recently completed our reconfiguration of the Wynn Las Vegas golf course and opened the golf course on October 11, 2019. We are constructing an approximately 430,000 square foot meeting and convention facility at Wynn Las Vegas. The facility will feature approximately 217,000 square feet of state-of-the-art meeting and convention space available for group reservations. Based on current designs, we estimate the total project budget to be approximately $425.0 million. As of September 30, 2019, we have incurred $302.7 million in total project costs. We expect to open the additional meeting and convention space in the first quarter of 2020.

We are currently reconfiguring the West Casino at Wynn Macau. When completed, the enhanced space will consist of approximately 44 mass market table games, a refurbished high-limit slot area, two new restaurants and approximately 7,000 square feet of retail space, and will provide for improved pedestrian access from the boardwalk. We estimate the total project budget to be approximately $70.0 million. We expect to complete the gaming enhancements and open the new restaurants in the fourth quarter of 2019, and we expect to open the new retail space at varying times in the fourth quarter of 2019 and first quarter of 2020.

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

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of our operational performance for the periods for which the Condensed Consolidated Statements of Operations are presented. These key operating measures are defined below:

•	Table drop in mass market for our Macau Operations is the amount of cash that is deposited in a gaming table's drop box plus cash chips purchased at the casino cage.

•	Table drop for our Las Vegas Operations is the amount of cash and net markers issued that are deposited in a gaming table's drop box.

•	Table drop for Encore Boston Harbor is the amount of cash and gross markers issued that are deposited in a gaming table's drop box.

•	Rolling chips are non-negotiable identifiable chips that are used to track turnover for purposes of calculating incentives within our Macau Operations' VIP program.

•	Turnover is the sum of all losing rolling chip wagers within our Macau Operations' VIP program.

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

In Las Vegas, customers purchase chips at the gaming tables in exchange for cash and markers. Customers may then redeem markers at the gaming tables or at the casino cage. The cash and markers, net of redemptions, used to purchase chips are deposited in the gaming table's drop box. This is the base of measurement that we use for calculating win percentage. Each type of table game has its own theoretical win percentage. Our expected table games win percentage is 22% to 26%.

At Encore Boston Harbor, customers purchase chips at the gaming tables in exchange for cash and markers. Customers may then redeem markers only at the casino cage. The cash and gross markers used to purchase chips are deposited in the gaming table's drop box. This is the base of measurement that we use for calculating win percentage. Each type of table game has its own theoretical win percentage. Our expected table games win percentage is 16% to 20%.

Results of Operations

Summary of third quarter 2019 results

The following table summarizes our financial results for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Increase/ (Decrease)	Percent Change	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues	$1,647,762	$1,709,072	$(61,310)	(3.6)	$4,957,640	$5,030,074	$(72,434)	(1.4)
Net income (loss) attributable to Wynn Resorts, Limited	(3,496)	156,115	(159,611)	(102.2)	195,927	107,564	88,363	82.1
Diluted net income (loss) per share	(0.03)	1.44	(1.47)	(102.1)	1.83	1.01	0.82	81.2
Adjusted Property EBITDA (1)	396,946	504,367	(107,421)	(21.3)	1,372,306	1,545,045	(172,739)	(11.2)
(1) See Item 1—"Financial Statements," Note 16, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net income (loss) attributable to Wynn Resorts, Limited.

The decrease in operating revenues for the three months ended September 30, 2019 was primarily driven by decreases of $132.4 million and $105.3 million from Wynn Palace and Wynn Macau, respectively. Operating revenues from Encore Boston Harbor were $175.8 million.

The decrease in net income (loss) attributable to Wynn Resorts, Limited for the three months ended September 30, 2019 was primarily driven by a decrease in VIP turnover and VIP table games win at our Macau Operations and increased depreciation expense from Encore Boston Harbor.

The decrease in Adjusted Property EBITDA for the three months ended September 30, 2019 was driven by decreases of $64.0 million, $43.9 million, and $7.3 million from Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively. Adjusted Property EBITDA from Encore Boston Harbor was $7.7 million.

Financial results for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Operating revenues

The following table presents our operating revenues (in thousands):

	Three Months Ended September 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$598,171	$730,572	$(132,401)	(18.1)
Wynn Macau	474,281	579,620	(105,339)	(18.2)
Total Macau Operations	1,072,452	1,310,192	(237,740)	(18.1)
Las Vegas Operations	399,506	398,880	626	0.2
Encore Boston Harbor (1)	175,804	—	175,804	—
	$1,647,762	$1,709,072	$(61,310)	(3.6)
(1) Encore Boston Harbor opened on June 23, 2019.

The following table presents our casino and non-casino operating revenues (in thousands):

	Three Months Ended September 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,108,364	$1,222,029	$(113,665)	(9.3)
Non-casino revenues:
Rooms	205,876	183,044	22,832	12.5
Food and beverage	228,508	193,874	34,634	17.9
Entertainment, retail and other	105,014	110,125	(5,111)	(4.6)
Total non-casino revenues	539,398	487,043	52,355	10.7
	$1,647,762	$1,709,072	$(61,310)	(3.6)

Casino revenues for the three months ended September 30, 2019 were 67.3% of operating revenues, compared to 71.5% for the same period of 2018. Non-casino revenues for the three months ended September 30, 2019 were 32.7% of operating revenues, compared to 28.5% for the same period of 2018.

Casino revenues

Casino revenues decreased primarily due to decreased VIP turnover and VIP table games win at our Macau Operations, partially offset by increased mass market table drop and slot machine handle at our Macau Operations and casino revenues from Encore Boston Harbor totaling $114.9 million. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended September 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$497,657	$625,586	$(127,929)	(20.4)
VIP:
Average number of table games	108	112	(4)	(3.6)
VIP turnover	$10,517,685	$15,525,637	$(5,007,952)	(32.3)
VIP table games win	$335,277	$528,219	$(192,942)	(36.5)
VIP win as a % of turnover	3.19%	3.40%	(0.21)
Table games win per unit per day	$33,595	$51,463	$(17,868)	(34.7)
Mass market:
Average number of table games	216	206	10	4.9
Table drop	$1,298,827	$1,189,895	$108,932	9.2
Table games win	$324,177	$308,149	$16,028	5.2
Table games win %	25.0%	25.9%	(0.9)
Table games win per unit per day	$16,346	$16,291	$55	0.3
Average number of slot machines	1,087	1,056	31	2.9
Slot machine handle	$973,676	$922,514	$51,162	5.5
Slot machine win	$47,289	$46,044	$1,245	2.7
Slot machine win per unit per day	$473	$474	$(1)	(0.2)
Wynn Macau:
Total casino revenues	$408,820	$503,557	$(94,737)	(18.8)
VIP:
Average number of table games	104	109	(5)	(4.6)
VIP turnover	$8,024,990	$13,966,931	$(5,941,941)	(42.5)
VIP table games win	$221,097	$420,864	$(199,767)	(47.5)
VIP win as a % of turnover	2.76%	3.01%	(0.25)
Table games win per unit per day	$23,036	$42,061	$(19,025)	(45.2)
Mass market:
Average number of table games	205	200	5	2.5
Table drop	$1,319,405	$1,183,667	$135,738	11.5
Table games win	$272,511	$250,229	$22,282	8.9
Table games win %	20.7%	21.1%	(0.4)
Table games win per unit per day	$14,440	$13,625	$815	6.0
Average number of slot machines	786	845	(59)	(7.0)
Slot machine handle	$999,985	$895,249	$104,736	11.7
Slot machine win	$46,981	$34,769	$12,212	35.1
Slot machine win per unit per day	$649	$447	$202	45.2

	Three Months Ended September 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$87,002	$92,886	$(5,884)	(6.3)
Average number of table games	237	235	2	0.9
Table drop	$430,837	$404,033	$26,804	6.6
Table games win	$85,738	$86,709	$(971)	(1.1)
Table games win %	19.9%	21.5%	(1.6)
Table games win per unit per day	$3,927	$4,003	$(76)	(1.9)
Average number of slot machines	1,783	1,823	(40)	(2.2)
Slot machine handle	$883,931	$810,120	$73,811	9.1
Slot machine win	$58,176	$55,937	$2,239	4.0
Slot machine win per unit per day	$355	$334	$21	6.3
Encore Boston Harbor (1):
Total casino revenues	$114,885	$—	$114,885	—
Average number of table games	145	—	145	—
Table drop	$379,626	$—	$379,626	—
Table games win	$74,882	$—	$74,882	—
Table games win %	19.7%	—%	19.7
Table games win per unit per day	$5,631	$—	$5,631	—
Average number of slot machines	3,101	—	3,101	—
Slot machine handle	$892,706	$—	$892,706	—
Slot machine win	$62,381	$—	$62,381	—
Slot machine win per unit per day	$219	$—	$219	—
(1) Encore Boston Harbor opened on June 23, 2019.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended September 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$44,884	$44,296	$588	1.3
Occupancy	97.2%	96.0%	1.2
ADR	$273	$275	$(2)	(0.7)
REVPAR	$265	$264	$1	0.4
Wynn Macau:
Total room revenues (dollars in thousands)	$26,740	$28,091	$(1,351)	(4.8)
Occupancy	99.4%	99.0%	0.4
ADR	$283	$276	$7	2.5
REVPAR	$281	$273	$8	2.9
Las Vegas Operations:
Total room revenues (dollars in thousands)	$116,072	$110,657	$5,415	4.9
Occupancy	87.9%	89.6%	(1.7)
ADR	$306	$289	$17	5.9
REVPAR	$269	$259	$10	3.9
Encore Boston Harbor (1):
Total room revenues (dollars in thousands)	$18,180	$—	$18,180	—
Occupancy	69.6%	—%	69.6
ADR	$465	$—	$465	—
REVPAR	$324	$—	$324	—
(1) Encore Boston Harbor opened on June 23, 2019.

Room revenues increased $22.8 million, primarily due to $18.2 million from Encore Boston Harbor and higher ADR at our Las Vegas Operations, partially offset by rooms out of service for renovations at Wynn Macau.

Food and beverage revenues increased $34.6 million, primarily due to $29.0 million from Encore Boston Harbor and increased covers at our high-volume restaurants at our Macau Operations.

Entertainment, retail and other revenues decreased $5.1 million, primarily due to the closure of certain owned retail outlets at Wynn Macau and their conversion to leased outlets beginning in the first quarter of 2019, the effect of which was partially offset by Entertainment, retail and other revenues of $13.8 million from Encore Boston Harbor. During the third quarter of 2018, Wynn Palace and Wynn Macau recorded business interruption insurance proceeds of $5.4 million and $5.3 million, respectively, related to the full settlement of claims from Typhoon Hato in 2017.

Operating expenses

The table below presents operating expenses (in thousands):

	Three Months Ended September 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$722,692	$783,171	$(60,479)	(7.7)
Rooms	75,188	62,965	12,223	19.4
Food and beverage	196,661	162,311	34,350	21.2
Entertainment, retail and other	42,078	44,028	(1,950)	(4.4)
General and administrative	246,442	192,327	54,115	28.1
Provision for doubtful accounts	4,036	3,285	751	22.9
Pre-opening	1,616	13,714	(12,098)	(88.2)
Depreciation and amortization	172,998	137,458	35,540	25.9
Property charges and other	8,216	18,830	(10,614)	(56.4)
Total operating expenses	$1,469,927	$1,418,089	$51,838	3.7

Total operating expenses increased $51.8 million compared to the third quarter of 2018, primarily due to operating expenses associated with the opening of Encore Boston Harbor on June 23, 2019, partially offset by decreased casino expenses and pre-opening expenses.

Casino expenses decreased commensurate with the decrease in casino revenues at our Macau Operations and Las Vegas Operations, partially offset by $64.8 million from Encore Boston Harbor.

Room expenses increased primarily due to $9.5 million from Encore Boston Harbor and an increase of $2.0 million at our Las Vegas Operations. The increase at our Las Vegas Operations was primarily due to increased payroll costs.

Food and beverage expenses increased primarily due to $28.3 million from Encore Boston Harbor and increases of $2.2 million and $2.4 million at Wynn Palace and Wynn Macau, respectively. The increases at Wynn Palace and Wynn Macau were driven by incremental costs associated with opening new food and beverage outlets at Wynn Palace and increased costs of goods sold.

Entertainment, retail and other expenses decreased $2.0 million, primarily due to the closure of certain owned retail outlets at Wynn Macau and their conversion to leased outlets beginning in the first quarter of 2019.

General and administrative expenses increased primarily due to the opening of Encore Boston Harbor, partially offset by a decrease of $8.9 million primarily related to corporate and other general and administrative expenses. The decrease in corporate and other general and administrative expenses was primarily due to a decrease in legal expenses.

For the three months ended September 30, 2019, pre-opening expenses totaled $1.6 million, which primarily related to the additional meeting and convention facility at our Las Vegas Operations. For the three months ended September 30, 2018, pre-opening expenses totaled $13.7 million, which primarily related to the development of Encore Boston Harbor.

Depreciation and amortization increased primarily due to additional depreciation expense of $36.3 million associated with the opening of Encore Boston Harbor.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$117,960	$109,176	$8,784	8.0
Capitalized interest	(3,308)	(16,169)	12,861	(79.5)
	$114,652	$93,007	$21,645	23.3

Weighted average total debt balance	$9,261,889	$8,875,084
Weighted average interest rate	5.08%	4.92%

Interest costs increased due to an increase in the weighted average debt balance and weighted average interest rate. Capitalized interest decreased due to the completion of Encore Boston Harbor construction activities on June 23, 2019.

Other non-operating income and expenses

We recorded a $12.2 million loss on extinguishment of debt for the three months ended September 30, 2019 related to the Refinancing Transactions. For more information on the Refinancing Transactions, see "Liquidity and Capital Resources."

We incurred a foreign currency remeasurement loss of $8.7 million and gain of $11.2 million for the three months ended September 30, 2019 and 2018, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

Income taxes
We recorded an income tax expense of $19.7 million and an income tax benefit of $3.9 million for the three months ended September 30, 2019 and 2018, respectively. The 2019 income tax expense primarily related to the increase in the valuation allowance for U.S foreign tax credits and the 2018 income tax benefit primarily related to an increase in deferred tax assets.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $30.4 million for the three months ended September 30, 2019, compared to $63.7 million for the same period of 2018. These amounts are primarily related to the noncontrolling interests' share of net income from WML.

Financial results for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Operating revenues

The following table presents our operating revenues (in thousands):

	Nine Months Ended September 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$1,953,709	$2,017,004	$(63,295)	(3.1)
Wynn Macau	1,544,646	1,741,145	(196,499)	(11.3)
Total Macau Operations	3,498,355	3,758,149	(259,794)	(6.9)
Las Vegas Operations	1,264,681	1,271,925	(7,244)	(0.6)
Encore Boston Harbor (1)	194,604	—	194,604	—
	$4,957,640	$5,030,074	$(72,434)	(1.4)
(1) Encore Boston Harbor opened on June 23, 2019.

The following table presents casino and non-casino operating revenues (in thousands):

	Nine Months Ended September 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$3,435,968	$3,564,195	$(128,227)	(3.6)
Non-casino revenues:
Rooms	595,953	559,405	36,548	6.5
Food and beverage	619,749	580,963	38,786	6.7
Entertainment, retail and other	305,970	325,511	(19,541)	(6.0)
Total non-casino revenues	1,521,672	1,465,879	55,793	3.8
	$4,957,640	$5,030,074	$(72,434)	(1.4)

Casino revenues for the nine months ended September 30, 2019 were 69.3% of operating revenues, compared to 70.9% for the same period of 2018. Non-casino revenues for the nine months ended September 30, 2019 were 30.7% of operating revenues, compared to 29.1% for the same period of 2018.

Casino revenues

Casino revenues decreased primarily due to decreased VIP turnover and VIP table games win at our Macau Operations and decreased table drop at our Las Vegas Operations, partially offset by increased mass market table drop at our Macau Operations and casino revenues from Encore Boston Harbor totaling $127.9 million. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$1,649,377	$1,719,072	$(69,695)	(4.1)
VIP:
Average number of table games	111	114	(3)	(2.6)
VIP turnover	$36,533,594	$44,940,535	$(8,406,941)	(18.7)
VIP table games win	$1,232,870	$1,348,291	$(115,421)	(8.6)
VIP win as a % of turnover	3.37%	3.00%	0.37
Table games win per unit per day	$40,868	$43,302	$(2,434)	(5.6)
Mass market:
Average number of table games	213	209	4	1.9
Table drop	$3,869,904	$3,625,959	$243,945	6.7
Table games win	$936,497	$898,876	$37,621	4.2
Table games win %	24.2%	24.8%	(0.6)
Table games win per unit per day	$16,071	$15,750	$321	2.0
Average number of slot machines	1,092	1,062	30	2.8
Slot machine handle	$2,886,566	$2,921,582	$(35,016)	(1.2)
Slot machine win	$142,257	$145,993	$(3,736)	(2.6)
Slot machine win per unit per day	$477	$503	$(26)	(5.2)
Wynn Macau:
Total casino revenues	$1,340,266	$1,515,859	$(175,593)	(11.6)
VIP:
Average number of table games	109	111	(2)	(1.8)
VIP turnover	$27,494,650	$44,982,849	$(17,488,199)	(38.9)
VIP table games win	$822,204	$1,223,219	$(401,015)	(32.8)
VIP win as a % of turnover	2.99%	2.72%	0.27
Table games win per unit per day	$27,634	$40,204	$(12,570)	(31.3)
Mass market:
Average number of table games	205	202	3	1.5
Table drop	$4,018,533	$3,799,636	$218,897	5.8
Table games win	$816,180	$758,748	$57,432	7.6
Table games win %	20.3%	20.0%	0.3
Table games win per unit per day	$14,551	$13,747	$804	5.8
Average number of slot machines	813	902	(89)	(9.9)
Slot machine handle	$2,720,137	$2,861,703	$(141,566)	(4.9)
Slot machine win	$127,690	$116,960	$10,730	9.2
Slot machine win per unit per day	$575	$475	$100	21.1

	Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$318,439	$329,264	$(10,825)	(3.3)
Average number of table games	238	237	1	0.4
Table drop	$1,275,676	$1,344,344	$(68,668)	(5.1)
Table games win	$323,503	$342,129	$(18,626)	(5.4)
Table games win %	25.4%	25.4%	—
Table games win per unit per day	$4,982	$5,297	$(315)	(5.9)
Average number of slot machines	1,793	1,824	(31)	(1.7)
Slot machine handle	$2,484,880	$2,332,700	$152,180	6.5
Slot machine win	$167,848	$154,618	$13,230	8.6
Slot machine win per unit per day	$343	$310	$33	10.6
Encore Boston Harbor (1):
Total casino revenues	$127,886	$—	$127,886	—
Average number of table games	144	—	144	—
Table drop	$416,202	$—	$416,202	—
Table games win	$81,482	$—	$81,482	—
Table games win %	19.6%	—%	19.6
Table games win per unit per day	$5,639	$—	$5,639	—
Average number of slot machines	3,105	—	3,105	—
Slot machine handle	$990,634	$—	$990,634	—
Slot machine win	$70,880	$—	$70,880	—
Slot machine win per unit per day	$228	$—	$228	—
(1) Encore Boston Harbor opened on June 23, 2019.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$131,382	$125,461	$5,921	4.7
Occupancy	97.3%	96.3%	1.0
ADR	$270	$261	$9	3.4
REVPAR	$262	$251	$11	4.4
Wynn Macau:
Total room revenues (dollars in thousands)	$82,071	$83,575	$(1,504)	(1.8)
Occupancy	99.2%	99.1%	0.1
ADR	$285	$280	$5	1.8
REVPAR	$282	$277	$5	1.8
Las Vegas Operations:
Total room revenues (dollars in thousands)	$362,715	$350,369	$12,346	3.5
Occupancy	86.9%	87.1%	(0.2)
ADR	$325	$313	$12	3.8
REVPAR	$283	$273	$10	3.7
Encore Boston Harbor (1):
Total room revenues (dollars in thousands)	$19,785	$—	$19,785	—
Occupancy	69.3%	—%	69.3
ADR	$493	$—	$493	—
REVPAR	$341	$—	$341	—
(1) Encore Boston Harbor opened on June 23, 2019.

Room revenues increased $36.5 million, primarily due to $19.8 million from Encore Boston Harbor and higher ADR at Wynn Palace and our Las Vegas Operations, partially offset by rooms out of service for renovations at Wynn Macau.

Food and beverage revenues increased $38.8 million, primarily due to $32.8 million from Encore Boston Harbor and increased covers at our high-volume restaurants at our Macau Operations.

Entertainment, retail and other revenues decreased $19.5 million primarily due to the closure of certain owned retail outlets at Wynn Macau and their conversion to leased outlets beginning in the first quarter of 2019, the effect of which was partially offset by Entertainment, retail and other revenues of $14.1 million from Encore Boston Harbor. During the third quarter of 2018, Wynn Palace and Wynn Macau recorded business interruption insurance proceeds of $5.4 million and $5.3 million, respectively, related to the full settlement of claims from Typhoon Hato in 2017.

Operating expenses

The table below presents operating expenses (in thousands):

	Nine Months Ended September 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$2,197,750	$2,254,766	$(57,016)	(2.5)
Rooms	205,042	189,837	15,205	8.0
Food and beverage	527,502	468,265	59,237	12.7
Entertainment, retail and other	129,636	138,647	(9,011)	(6.5)
General and administrative	665,988	545,543	120,445	22.1
Litigation settlement	—	463,557	(463,557)	(100.0)
Provision for doubtful accounts	13,039	2,586	10,453	404.2
Pre-opening	99,212	35,255	63,957	181.4
Depreciation and amortization	449,824	411,685	38,139	9.3
Property charges and other	17,920	30,672	(12,752)	(41.6)
Total operating expenses	$4,305,913	$4,540,813	$(234,900)	(5.2)

Total operating expenses decreased $234.9 million compared to the nine months ended September 30, 2018, primarily due to a prior year litigation settlement expense of $463.6 million. The decrease was partially offset by operating expenses associated with the opening of Encore Boston Harbor on June 23, 2019.

Casino expenses decreased commensurate with the decrease in casino revenues at our Macau Operations and Las Vegas Operations, partially offset by $73.0 million of casino expenses from Encore Boston Harbor.

Room expenses increased primarily due to $10.0 million from Encore Boston Harbor and increases of $3.0 million and $1.5 million from our Las Vegas Operations and Wynn Palace, respectively. The increases from Wynn Palace and our Las Vegas Operations were primarily driven by increased payroll costs.

Food and beverage expenses increased primarily due to $31.9 million from Encore Boston Harbor and increases of $11.9 million, $8.7 million and $6.6 million at Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively. The increases at Wynn Palace and Wynn Macau were driven by incremental costs associated with opening new food and beverage outlets at Wynn Palace and increased cost of goods sold. The increase at our Las Vegas Operations was primarily driven by increased payroll costs.

Entertainment, retail and other expenses decreased $9.0 million, primarily due to the closure of certain owned retail outlets at Wynn Macau and their conversion to leased outlets beginning in the first quarter of 2019.

General and administrative expenses increased primarily due to $67.1 million from Encore Boston Harbor and increases of $4.7 million, $9.2 million, and $4.9 million, at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These increases were primarily attributable to increased payroll costs and property taxes at our Macau Operations and increased advertising costs at our Las Vegas Operations. Corporate and other general and administrative expenses increased $34.6 million, primarily due to a fine of $35.0 million assessed by the Massachusetts Gaming Commission.

Litigation settlement expense of $463.6 million was incurred in the first quarter of 2018 in connection with the repayment of the Redemption Note for claims related to the allegedly below-market interest rate of the Redemption Note.

The provision for doubtful accounts increased $8.0 million and $1.3 million at our Las Vegas Operations and Wynn Macau, respectively. The change was primarily due to the impact of historical collection patterns and current collection trends, as well as the specific review of customer accounts, on our estimated allowance for the respective periods.

For the nine months ended September 30, 2019 and 2018, pre-opening expenses totaled $99.2 million and $35.3 million, respectively, which primarily related to the development of Encore Boston Harbor.

Depreciation and amortization increased primarily due to additional depreciation expense of $41.6 million associated with the opening of Encore Boston Harbor.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$351,135	$318,792	$32,343	10.1
Capitalized interest	(50,154)	(37,660)	(12,494)	33.2
	$300,981	$281,132	$19,849	7.1

Weighted average total debt balance	9,277,142	9,022,065
Weighted average interest rate	5.00%	4.71%

Interest costs increased due to an increase in the weighted average debt balance and weighted average interest rate. Capitalized interest increased due to Encore Boston Harbor construction activities. Encore Boston Harbor opened on June 23, 2019.

Other non-operating income and expenses

During the first quarter of 2018, we repaid the $1.94 billion principal amount of the Redemption Note and recorded a loss of $69.3 million from the change in the fair value of the Redemption Note.
We recorded a $12.2 million loss on extinguishment of debt for the nine months ended September 30, 2019 related to the Refinancing Transactions. For more information on the Refinancing Transactions, see "Liquidity and Capital Resources." We recorded a $2.1 million net gain on extinguishment of debt for the nine months ended September 30, 2018, related to the repayment of the Redemption Note, Wynn Resorts' purchase of $40.0 million of Wynn Las Vegas' 5 1/2% Senior Notes due 2025 and 5 1/4% Senior Notes due 2027 and the execution of the supplemental indenture related to Wynn Las Vegas' 4 1/4% Senior Notes due 2023.

We incurred a foreign currency remeasurement loss of $3.3 million and gain of $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. The changes were primarily due to the impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities.

Income taxes

We recorded an income tax expense of $19.4 million and an income tax benefit of $124.6 million for the nine months ended September 30, 2019 and 2018, respectively. The 2019 income tax expense is primarily related to the increase in the valuation allowance for U.S foreign tax credits and 2018 income tax benefit primarily related to the settlement of the Redemption Note.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $132.9 million for the nine months ended September 30, 2019, compared to $180.0 million for the same period of 2018. These amounts are primarily related to the noncontrolling interests' share of net income from WML.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income (loss) before interest, income taxes, depreciation and amortization, litigation settlement expense, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other, stock-based compensation, (loss) gain on extinguishment of debt, change in derivatives fair value, change in Redemption Note fair value and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, the Company's calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for Wynn Palace, Wynn Macau, Las Vegas Operations, and Encore Boston Harbor as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 16, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income (loss) attributable to Wynn Resorts, Limited.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Increase/ (Decrease)	Percent Change	2019	2018	Increase/ (Decrease)	Percent Change
Wynn Palace	$162,167	$226,141	$(63,974)	(28.3)	$551,918	$617,317	$(65,399)	(10.6)
Wynn Macau	138,989	182,928	(43,939)	(24.0)	478,751	565,677	(86,926)	(15.4)
Las Vegas Operations	88,046	95,298	(7,252)	(7.6)	333,747	362,051	(28,304)	(7.8)
Encore Boston Harbor	7,744	—	7,744	—	7,890	—	7,890	—

Adjusted Property EBITDA at Wynn Palace decreased 28.3% and 10.6% for the three and nine months ended September 30, 2019, respectively, primarily due to a decrease in VIP turnover and VIP table games win.
Adjusted Property EBITDA at Wynn Macau decreased 24.0% for the three months ended September 30, 2019, primarily due to a decrease in VIP turnover and VIP table games win. Adjusted Property EBITDA at Wynn Macau decreased 15.4% for the nine months ended September 30, 2019 primarily due to a decrease in VIP turnover and VIP table games win, a decrease in entertainment, retail and other revenues primarily related to the closure of certain owned retail outlets, and increased general and administrative expenses.
Adjusted Property EBITDA at our Las Vegas Operations decreased 7.6% for the three months ended September 30, 2019, primarily due to a decrease in table games win percentage and increases in general and administrative expenses and provision for doubtful accounts. Adjusted Property EBITDA at our Las Vegas Operations decreased 7.8% for the nine months ended September 30, 2019 primarily due to decreased table drop, increased food and beverage expenses, general and administrative expenses and provision for doubtful accounts.
Adjusted Property EBITDA at Encore Boston Harbor was $7.7 million and $7.9 million for the three and nine months ended September 30, 2019. Encore Boston Harbor opened on June 23, 2019.
Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Nine Months Ended September 30,
Cash Flows - Summary	2019	2018
Net cash provided by operating activities	$779,885	$497,889
Net cash used in investing activities:
Capital expenditures, net of construction payables and retention	(878,335)	(1,154,255)
Purchase of intangible and other assets	(6,000)	(102,388)
Proceeds from the sale or maturity of investment securities	—	359,461
Purchase of investment securities	—	(34,098)
Proceeds from sale of assets	592	2,387
Net cash used in investing activities	(883,743)	(928,893)

Net cash used in financing activities:
Proceeds from issuance of long-term debt	2,549,072	2,288,605
Repayments of long-term debt	(2,443,367)	(3,030,526)
Proceeds from note receivable from sale of ownership interest in subsidiary	—	75,000
Proceeds from issuance of common stock, net of issuance costs	—	915,187
Repurchase of common stock	(65,705)	(2,805)
Finance lease payment	(36)	—
Proceeds from exercise of stock options	14,696	20,313
Dividends paid	(460,139)	(350,694)
Distribution to noncontrolling interest	(3,725)	(301,113)
Payments to acquire derivatives	—	(3,900)
Payments for financing costs	(22,359)	(33,787)
Net cash used in financing activities	(431,563)	(423,720)

Effect of exchange rate on cash, cash equivalents and restricted cash	(1,610)	1,090
Decrease in cash, cash equivalents and restricted cash	$(537,031)	$(853,634)

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

The increase in net cash provided by operations was primarily driven by changes in our working capital accounts and an increase in deferred tax assets related to the settlement of the Redemption Note during the nine months ended September 30, 2018. In the nine months ended September 30, 2018, the Company recorded and paid a $463.6 million litigation settlement expense.

Investing Activities

During the nine months ended September 30, 2019, we incurred capital expenditures of $421.4 million related to the construction of Encore Boston Harbor, $104.1 million at Wynn Macau primarily related to the room remodel and West Casino renovation, $47.2 million and $71.9 million at Wynn Palace and our Las Vegas Operations, respectively, primarily related to maintenance capital expenditures, and $166.4 million primarily related to the construction of the additional meeting and convention space at Wynn Las Vegas and the reconfiguration of the Wynn Las Vegas golf course. During the nine months ended September 30, 2018, we incurred $603.6 million in capital expenditures, for Encore Boston Harbor and $336.2 million for the acquisition of land on the Las Vegas Strip directly across from Wynn Las Vegas.

Financing Activities

During the nine months ended September 30, 2019, we borrowed an additional $250.0 million term loan under the Wynn Resorts Credit Agreement, and in connection with the Refinancing Transactions described below, we repaid $991.3 million of outstanding principal under the Wynn America Credit Facilities and $746.3 million of outstanding principal under the Wynn Resorts Term Loan along with related financing costs, using proceeds from the borrowing of $1.03 billion under the WRF Credit Facilities and issuance of $750.0 million of WRF 2029 notes. We also repaid $174.7 million, net of amounts borrowed, on the Wynn Macau Senior Revolving Credit Facility. In addition, we used cash of $460.1 million for the payment of dividends.

During the nine months ended September 30, 2018, we repaid the Redemption Note principal amount of $1.94 billion using cash on hand and amounts borrowed under the Bridge Facility and the WA Senior Revolving Credit Facility. In April 2018, we repaid all amounts borrowed under the Bridge Facility and the WA Senior Revolving Credit Facility using net proceeds of $915.2 million from a registered public equity offering. In addition, during the nine months ended September 30, 2018, we borrowed $624.4 million under the Macau Senior Revolving Credit Facility, $615.0 million under the Retail Term Loan, and we used cash of $350.7 million for the payment of dividends and $301.1 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity under the Company as of September 30, 2019 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Macau, Limited	$947,206	$298,322
Wynn Resorts Finance, LLC	17,001	806,950
Wynn Resorts, Limited and other	712,625	—
Total cash and cash equivalents	$1,676,832	$1,105,272

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
Wynn Resorts Finance, LLC (formerly known as Wynn America, LLC) ("WRF") generates cash from dividends and distributions from its subsidiaries, including Wynn Macau, Limited, and contributions from Wynn Resorts as required. We expect to use WRF cash to service our WRF Senior Secured Credit Facilities, WRF 2029 Notes, and WLV Notes, make distributions to Wynn Resorts, and to fund working capital and capital expenditure requirements. The WRF Senior Secured Credit Facilities contain customary negative and financial covenants, including, but not limited to, covenants that restrict our ability to pay dividends or distributions to any direct or indirect subsidiaries.
Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited and other primarily generates cash from royalty and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. We expect to use this cash to service our Retail Term Loan, fund the construction of the additional meeting and convention space in Las Vegas, and pay dividends.

Refinancing Transactions

On September 20, 2019, WRF and its subsidiary Wynn Resorts Capital Corp. (collectively with WRF, the "WRF Issuers"), each an indirect wholly owned subsidiary of the Company, issued $750.0 million aggregate principal amount of 5 1/8% Senior

Notes due 2029 (the "2029 Notes") pursuant to an indenture (the "2029 Indenture") among the WRF Issuers, the guarantors party thereto, and U.S. Bank National Association, as trustee (the "Trustee"), in a private offering. The 2029 Notes were issued at par. Concurrently with the issuance of the 2029 Notes, WRF entered into a credit agreement (the "WRF Credit Agreement") providing for a new first lien term loan facility in an aggregate principal amount of $1.0 billion (the "WRF Term Loan") and a new first lien revolving credit facility in an aggregate principal amount of $850.0 million (the "WRF Revolver" and together with the WRF Term Loan, the "WRF Senior Secured Credit Facilities") (the WRF Senior Secured Credit Facilities and 2029 Notes are collectively referred to as the "Refinancing Transactions").

Subject to certain exceptions, the WRF Senior Secured Credit Facilities bear interest at LIBOR plus 1.75% per annum. The annual fee required to pay for unborrowed amounts under the WRF Revolver, if any, is 0.25% per annum, payable quarterly in arrears, calculated based on the daily average of the unborrowed amounts under such credit facilities. The Company is required to make quarterly repayments on the WRF Term Loan of $12.5 million beginning in the fourth quarter of 2019, with any remaining principal amount outstanding repayable in full on September 20, 2024.

The WRF Credit Agreement contains restrictions that limit the amount of certain restricted payments WRF and its restricted subsidiaries may make, including dividends and distributions paid to Wynn Resorts. Such restrictions include WRF's requirement to maintain a Fixed Charge Coverage Ratio (as defined in the WRF Credit Agreement) greater than or equal to 2.00 to 1.00 and a Consolidated Total Net Leverage Ratio (as defined in the WRF Credit Agreement) not to exceed 5.50 to 1.00 at each fiscal quarter. WRF may make ordinary course dividends or distributions to Wynn Resorts in an amount not to exceed $1.0 billion in any fiscal year, with certain carryover provisions for unused amounts from the two preceding fiscal years, and unlimited provided that the Consolidated Total Net Leverage Ratio does not exceed 5.50 to 1.00 on a pro forma basis for the distribution, plus certain other amounts subject to thresholds and limitations.

The 2029 Notes will mature on October 1, 2029 and bear interest at the rate of 5 1/8% per annum, payable in arrears semi-annually on April 1 and October 1 of each year, beginning on April 1, 2020. The 2029 Indenture contains covenants that limit the ability of the WRF Issuers and the guarantors to, among other things, create or incur liens to secure debt in excess of the greater of $1.85 billion or an amount that would cause the Consolidated Senior Secured Net Leverage Ratio (as defined in the 2029 Indenture) to be greater than 3.00 to 1.00.

Wynn Resorts Finance used the net proceeds from the Refinancing Transactions to refinance the existing Wynn America Credit Facilities and the Wynn Resorts Term Loan and to pay related fees and expenses.

For more information on the Refinancing Transactions, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 6, "Long-Term Debt."

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

Our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of September 30, 2019, we had $800.1 million in repurchase authority remaining under the program.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for an interest rate collar associated with our Retail Term Loan. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of September 30, 2019, we had outstanding letters of credit totaling $18.1 million.

Contractual Commitments

During the nine months ended September 30, 2019, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, other than an increase in our fixed interest rate long-term debt obligations of $750.0 million and an increase in our annual fixed interest payments of $38.4 million, offset by a decrease in our variable interest rate long-term debt obligations of $646.0 million and a decrease in our annual estimated variable interest payments of $47.5 million, primarily in connection with the Refinancing Transactions as described above.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to these policies for the nine months ended September 30, 2019.

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

Interest Rate Sensitivity

As of September 30, 2019, approximately 54.5% of our long-term debt was based on fixed rates. Based on our borrowings as of September 30, 2019, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $43.8 million.

In order to mitigate exposure to interest rate fluctuations on the Retail Term Loan, the Company entered into a five year interest rate collar with a notional value of $615.0 million. The interest rate collar establishes a range whereby the Company will pay the counterparty if one-month LIBOR falls below the established floor rate of 1.00%, and the counterparty will pay the Company if one-month LIBOR exceeds the ceiling rate of 3.75%.

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of our Wynn Macau, Limited debt is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of September 30, 2019, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $27.7 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to those risk factors during the nine months ended September 30, 2019 other than resolution of certain litigation as discussed in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 14, "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company under its equity repurchase program during the quarter ended September 30, 2019:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Shares Repurchased as Part of a Publicly Announced Program	Approximate Dollar Value Remaining Under the Program (in thousands) (1)
July 31, 2019	—	$—	—	$828,366
August 31, 2019	269,617	$104.63	269,617	$800,149
September 30, 2019	—	$—	—	$800,149
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

The following table summarizes the shares repurchased in satisfaction of tax withholding obligations on vested restricted stock during the quarter ended September 30, 2019, which were not part of the Company's publicly announced repurchase program:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
July 31, 2019	11,644	$139.37	$1,623
August 31, 2019	1,150	$114.73	$132
September 30, 2019	910	$109.97	$101

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)
3.2	Eighth Amended and Restated Bylaws of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 6, 2015.)
*4.1
Indenture, dated as of September 20, 2019, by and among Wynn Resorts Finance, LLC, and Wynn Resorts Capital Corp., as joint and several obligors and the Guarantors named therein and U.S. Bank National Association, as trustee.

*10.1
Credit Agreement, dated as of September 20, 2019, by and among Wynn Resorts Finance, LLC, as borrower, the subsidiaries of borrower party hereto, as guarantors, Deutsche Bank AG New York Branch, as administrative agent and as collateral agent.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
101
The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018; (iv) the Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: November 6, 2019	By:	/s/ Craig S. Billings
Craig S. Billings
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

