Form 10-K
period 2019-12-31
WYNN RESORTS LTD
filed 2020-02-28
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(702) 770-7555
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	WYNN	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates based on the closing price as reported on the Nasdaq Global Select Market on June 28, 2019 was approximately $12.08 billion.
As of February 14, 2020, 107,516,130 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Our Company

Wynn Resorts, Limited ("Wynn Resorts," or together with its subsidiaries, "we" or the "Company") is a preeminent designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming, all supported by an unparalleled focus on our guests, our people, and our community. We believe that our extensive design and operational experience across numerous gaming jurisdictions provides us with a distinct advantage over other gaming enterprises.

Through our approximately 72% ownership of Wynn Macau, Limited ("WML"), we operate two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas and Encore at Wynn Las Vegas, which we also refer to as our Las Vegas Operations. On June 23, 2019, we opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts.

Wynn Resorts was incorporated in Nevada in 2002. Wynn Resorts files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of such reports with the Securities and Exchange Commission ("SEC"). Any document Wynn Resorts files may be inspected, without charge, at the SEC's website at http://www.sec.gov. Information related to the operation of the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, through our corporate website at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which posts these filings as soon as reasonably practicable, where they can be reviewed without charge. The information found on our website is not a part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Our Strategy

We conceptualize, design, build, and operate our resorts to create unforgettable customer experiences across a diverse set of gaming and non-gaming amenities that attract a wide range of customer segments and generate strong financial results.

Central to our strategy is the construction of, and regular reinvestment in, world-class integrated resorts. These activities are led by our in-house design, development, and construction subsidiary and its senior management team, which has significant experience across all major design and construction disciplines. In addition, we believe superior customer service is the best marketing strategy to attract customers and drive repeat visitation to our resorts. Human resources and staff training are essential to ensuring our employees are prepared to provide the luxury service that our guests expect. We have been successful in attracting a wide range of premium guests both domestically and internationally. We leverage our international marketing team across branch offices located in Hong Kong SAR, Singapore, Japan, Taiwan, and Canada to connect with and build relationships with our international customers. We continually evaluate our offerings and service levels, and as a result, have made and expect to continue to make enhancements and refinements to our resorts.

We plan to continue to seek out new opportunities to develop and operate world-class integrated resorts and related businesses around the world. Overall, we believe Wynn Resorts has a demonstrated track record of developing and operating integrated resorts that stimulate local and regional economic activity, by attracting a wide range of customers (including high-net-worth international tourists), driving international tourism, raising average hotel room rates in the region, extending the average length of stay per visitor, complementing existing convention and meeting business with five-star accommodations and appropriately scaled meeting amenities, elevating service levels with the execution of five-star customer service, and stimulating city-wide investment and employment.

Our Values

Wynn Resorts thrives in the luxury hospitality industry because of our employees, who exhibit our values at every level within the Company. Our values are embodied by the following concepts:

•Service-Driven. We foster a culture of respect, gratitude and meticulous attention to detail that makes service to guests our life’s work.
•Excellence. Our singular focus on being the best celebrates the inherent connection between employee and guest, company and community.
•Artistry. We provide a collection of guest experiences that prize artistry and championship craftsmanship, resulting in Wynn Resorts being the highest ranked hotel company in the world.
•Progressive. Our commitment to innovation enables us to continue evolving what it means to create and operate world-class resort destinations.

Our Commitment to Corporate Social Responsibility and Sustainability

We are committed to our people, our communities, and our planet. Executing on our commitment to corporate social responsibility and sustainability includes:

•Creating a five-star workplace.
•Fostering a diverse and inclusive workforce, and investing in our people.
•Furthering social impact initiatives in our communities.
•Minimizing the harm and maximizing the benefit that we have on our community and environment by utilizing and sourcing energy and materials responsibly.
•Elevating our corporate governance practices to ensure they appropriately support the long-term interests of our stakeholders.

In North America, we have taken a leading role in the hospitality industry's transition to clean and sustainable sources of energy. Our investments in alternative energy, including on-site solar arrays and notably, a 160-acre solar facility in Northern Nevada, have earned us an invitation to join the U.S. Environmental Protection Agency's Green Power Partnership and a top ranking among Fortune 500 companies that voluntarily use green power to reduce air pollution and other environmental impacts associated with electricity use. We encourage our employees to avail themselves of numerous leadership and development opportunities and use our resources to assist in the education and development of the next generation of employees and leaders. We are also fully committed to supporting our communities in the Las Vegas and Boston areas, through our corporate giving program and through the Wynn Employee Foundation, which fosters charitable giving and volunteerism among Wynn employees and community partners.

In Macau and across the Greater Bay Area, which is the region encompassing Macau, Hong Kong, and southern Guangdong Province, we strive to drive reinvestment in our community, encourage volunteerism, and promote responsible gaming through our Wynn Care program. Since launching this program, we have centralized our community-focused initiatives under one umbrella and meaningfully increased our involvement in various volunteer activities and community events in Macau, the Greater Bay Area, and beyond. We are also fully committed to the sustainable development of Macau and endeavor to provide our guests with a premium experience while remaining environmentally conscious by monitoring and reducing inefficient consumption and embracing technologies that help us to responsibly use our resources. In addition, we provide our employees in Macau with numerous professional development and training opportunities to elevate core and leadership skills.

Executing on Our Strategy

Reflecting our strategic focus, our values, and our commitment to delivering world-class, five-star service within luxury integrated resorts, the Company has received the following recognition:

•Wynn Las Vegas and Encore have each earned Five-Star status on the 2020 Forbes Travel Guide ("FTG") Star Rating list and are now the largest and second largest FTG Five-Star resorts in the world respectively. Wynn Palace, originally earning FTG Five-Star status in 2018, is the third largest.
•Collectively, Wynn Resorts earned more FTG Five-Star awards than any other independent hotel company in the world in 2020.
•Wynn Palace garnered seven individual FTG Five-Star awards in 2020.
•Wynn Macau continues to be the only resort in the world with eight individual FTG Five-Star awards in 2020.
•Wynn Macau and Wynn Palace are the most decorated integrated resort brands in Asia with fifteen FTG Five-Star awards combined.
•Wynn Las Vegas and Encore added two new 2020 FTG Five-Star awards and now collectively hold seven, the most of any resorts in North America.
•Wynn Resorts was once again honored to be included on FORTUNE Magazine's 2020 World's Most Admired Companies list in the hotel, casino, and resort category and ranked first overall in the category of Quality of Products/ Services among all international hotel companies.
•Wynn Las Vegas was certified as the only casino resort in Las Vegas as a 'Great Workplace' by the analysts at Great Place to Work® in 2019.
•Wynn Las Vegas has received Four Green Globes, the highest certification for energy-efficient and sustainable buildings from the Green Building Initiative.
•Encore Boston Harbor has been certified LEED Platinum, the U.S. Green Building Council's highest level of certification.

Our Resorts

We present the operating results of our four resorts in the following segments: Wynn Palace, Wynn Macau, Las Vegas Operations, and Encore Boston Harbor. We may experience fluctuations in revenues and cash flows from month to month, including from such factors as the timing of major conventions and holidays; however, we do not believe that our business is materially impacted by seasonality.

Wynn Palace

We opened Wynn Palace in August 2016, on Macau's Cotai Strip, conveniently located minutes from both Macau International Airport and the Macau Taipa Ferry Terminal and directly adjacent to a stop serviced by Macau's light rail system, which recently commenced operations in Cotai. The property features approximately 424,000 square feet of casino space with 323 table games and 1,011 slot machines, as well as private gaming salons and sky casinos. Wynn Palace also features a luxury hotel tower with a total of 1,706 guest rooms, suites, and villas, offering a health club, spa, salon, and pool. In addition, Wynn Palace offers 14 food and beverage outlets, approximately 106,000 square feet of high-end, brand-name retail space, and approximately 37,000 square feet of meeting and convention space. The property's signature public attractions and entertainment offerings include a performance lake, a gondola ride offering convenient street-level access, and an exceptional display of Western and Asian art.

We are in the preliminary planning and design stages of developing the Crystal Pavilion at Wynn Palace. We expect that the Crystal Pavilion will become a unique world-class cultural destination, incorporating art, theater and interactive installations, expansive food and beverage offerings, additional hotel rooms, and several signature entertainment features. We expect construction of the initial phase of the Crystal Pavilion will begin in late 2021.

Wynn Macau

We opened Wynn Macau in September 2006, and Encore, an expansion of Wynn Macau, in April 2010. Located in the heart of downtown Macau, the property features approximately 252,000 square feet of casino space with 322 table games and 838 slot machines, as well as private gaming salons, sky casinos, and a poker room. Wynn Macau also features two luxury hotel towers with a total of 1,010 guest rooms and suites, offering two health clubs, two spas, a salon and a pool. In addition, Wynn Macau offers 12 food and beverage outlets, approximately 59,000 square feet of high-end, brand-name retail space, and approximately 31,000 square feet of meeting and convention space. Wynn Macau's signature attractions include a rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "tree of prosperity" and "dragon of fortune" features.

In November 2019, we opened the first phase of our Lakeside Casino expansion at Wynn Macau which features 44 mass market table games and a refurbished high-limit slot area. We expect to open the second phase, which will include two new restaurants and approximately 7,000 square feet of additional retail space, in the first half of 2020.

Las Vegas Operations

We opened Wynn Las Vegas in April 2005 and Encore, an expansion of Wynn Las Vegas, in December 2008. Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. The property features approximately 194,000 square feet of casino space with 232 table games and 1,756 slot machines, as well as private gaming salons, a sky casino, a poker room, and a race and sports book. Wynn Las Vegas also features two luxury hotel towers with a total of 4,748 guest rooms, suites, and villas, which offers swimming pools, private cabanas, two full service spas and salons, and a wedding chapel. In addition, Wynn Las Vegas offers 33 food and beverage outlets, approximately 160,000 square feet of high-end, brand-name retail space, and approximately 507,000 square feet of meeting and convention space (including the 217,000 square foot Meeting and Convention Expansion that opened in February 2020, as discussed below). Our nightlife and entertainment offerings at Wynn Las Vegas include two nightclubs and a beach club, and a specially designed theater presenting "Le Rêve—The Dream," a water-based theatrical production, and a theater presenting entertainment productions and various headliner entertainment acts. In October 2019, we reopened the newly reconfigured Wynn Las Vegas golf course, which had been closed since 2017.

In February 2020, we opened our meeting and convention expansion at Wynn Las Vegas (the "Meeting and Convention Expansion"). The space features approximately 217,000 square feet of incremental state-of-the-art meeting and convention space (430,000 square feet of gross space), which has nearly doubled our group footprint in Las Vegas. We estimate the total project budget, including the redesigned golf course that reopened in October 2019, to be approximately $425 million. As of December 31, 2019, we have incurred $351.3 million in total project costs.

Encore Boston Harbor

On June 23, 2019, the Company opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The property features approximately 210,000 square feet of casino space with 161 table games and 2,833 slot machines, private and high-limit gaming areas, and a poker room. Encore Boston Harbor also features a luxury hotel tower with a total of 671 guest rooms and suites, which offers a spa and salon. In addition, Encore Boston Harbor offers 16 food and beverage outlets and a nightclub, approximately 8,000 square feet of retail space, and approximately 71,000 square feet of meeting and convention space. Public attractions include a waterfront park, floral displays, and water shuttle service to downtown Boston.

Market and Competition

The casino resort industry is highly competitive. We compete with other high-quality resorts located near our properties on the basis of the range of amenities, level of service, price, location, entertainment, themes and size, among other factors. We seek to differentiate our integrated resorts by delivering superior design and customer service.

Macau

Macau, located in the Greater Bay Area, is governed as a special administrative region of China and is located approximately 37 miles southwest of Hong Kong. The journey between Macau and Hong Kong takes approximately 15 minutes by helicopter, 30 minutes by road since the opening of the Hong Kong-Zhuhai-Macau Bridge in October 2018 and one hour by jetfoil ferry. Macau, which has been a casino destination for more than 50 years, consists principally of a peninsula on mainland China and two neighboring islands, Taipa and Coloane, between which the Cotai area is located. In 2002, the government of Macau ended a 40-year monopoly on the conduct of gaming operations by conducting a competitive process that resulted in the issuance of gaming concessions to three concessionaires (including Wynn Resorts (Macau) S.A., ("Wynn Macau SA")) who in turn were permitted, subject to the approval of the government of Macau, to each grant one subconcession, resulting in a total of six gaming concessionaires and subconcessionaires. In addition to Wynn Macau SA, each of Sociedade de Jogos de Macau ("SJM") and Galaxy Entertainment Group Limited ("Galaxy") are primary concessionaires with Sands China Ltd. ("Sands"), Melco International Development Limited ("Melco") and MGM China Holdings Limited ("MGM China") operating under subconcessions. There is no limit to the number of casinos each concessionaire or subconcessionaire is permitted to operate, but each facility is subject to government approval. Currently, there are 41 casinos operating in Macau.

We believe that the Macau region hosts one of the world's largest concentrations of potential gaming and tourism customers. Since the introduction of new casinos starting in 2004, the Macau market has experienced a significant increase in annual gaming revenue and has become the largest gaming market in the world. According to Macau Statistical Information, annual gaming revenues have grown from $2.9 billion in 2002 to $36.5 billion in 2019. In addition, we believe that Macau's stated goal of becoming a world-class tourism destination will drive additional visitation to the market and create future opportunities for us to invest and grow.

Macau's gaming market is primarily dependent on tourists. Gaming customers traveling to Macau typically come from nearby destinations in Asia. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, over 90% of the visitors to Macau in 2019 came from mainland China, Hong Kong, and Taiwan. Travel to Macau by citizens of mainland China requires a visa.

According to 2019 government statistics, Macau tourist arrivals increased 10.1%, to 39.4 million, from 35.8 million in 2018. Annual gaming revenues decreased to $36.5 billion in 2019, from $37.5 billion in 2018.

The Macau market has experienced tremendous growth in capacity since the opening of Wynn Macau in 2006. As of December 31, 2019, there were 38,300 hotel rooms, 6,739 table games and 17,009 slot machines in Macau, compared to 12,978 hotel rooms, 2,762 table games and 6,546 slot machines as of December 31, 2006. During 2016, we contributed to the new capacity in the market with the opening of Wynn Palace in the Cotai area. Several of the current concessionaires and subconcessionaires also opened additional facilities from 2016 through 2018 in the Cotai area and will open additional facilities over the next few years, which will further increase other gaming and non-gaming offerings in the Macau market.

Our Macau Operations face competition primarily from the 39 other casinos located throughout Macau in addition to casinos located throughout the world, including Singapore, South Korea, the Philippines, Vietnam, Cambodia, Malaysia, Australia, Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Additionally, certain other Asian countries and regions have legalized or in the future may legalize gaming, such as Japan, Taiwan and Thailand, which could increase competition for our Macau Operations.

Las Vegas

Las Vegas is the largest gaming market in the United States. Although Las Vegas Strip gaming revenues remained relatively flat at $6.6 billion for each of the years ended December 31, 2019 and 2018, visitation and hotel room demand remained strong. Overall Las Vegas visitor volume was 42.5 million in 2019. Passenger traffic at McCarran International Airport increased 3.8% in 2019, following year-over-year increases of 5.8%, 4.5%, and 4.7% from 2016 to 2018, respectively. During 2019, the average daily room rate and revenue per available room on the Las Vegas Strip increased 3.2% and 4.3%, respectively. Occupancy on the Las Vegas Strip increased 0.9% to 90.4%, from 89.5% in 2018. Convention attendees increased 2.3% in 2019, following year-over-year increases of 13.4%, 7.1%, and 3.0% from 2016 to 2018, respectively.

Wynn Las Vegas is located on the Las Vegas Strip and competes with other high-quality resorts and hotel casinos in Las Vegas. Wynn Las Vegas also competes, to some extent, with other casino resorts throughout the United States and elsewhere in the world.

Massachusetts

Massachusetts and its neighboring states of Connecticut and Rhode Island are host to a large, established casino market that generated over $2.5 billion of gross gaming revenue in 2019. The greater Boston metropolitan area is the largest population center in the region of New England, with a population of approximately 5 million residents. Encore Boston Harbor competes with both commercial and Native American casinos located in the northeastern United States, including two Native American casinos in Connecticut, two casinos in Rhode Island, and MGM Springfield in Massachusetts. Gaming in the New England region is characterized by a high degree of competition, based largely on location, product quality, service levels, and effectiveness in marketing to and establishing relationships with repeat visitors located in the area. Differences in regulatory landscapes across state borders may impact our ability to compete with other casinos in the region. For example, some casino operators in the region may pay lower gaming taxes, or may be permitted to offer gaming amenities we are currently unable to offer at Encore Boston Harbor. We also face competition, to a lesser degree, from operations in the region which offer other forms of legalized gaming and related recreation and leisure facilities, such as state lotteries, horse racing, online gaming, and sports betting.

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

The government of Macau may unilaterally rescind the concession if Wynn Macau SA fails to fulfill its fundamental obligations under the concession agreement. The concession agreement expressly provides that the government of Macau may unilaterally rescind the concession agreement if Wynn Macau SA:

•conducts unauthorized games or activities that are excluded from its corporate purpose;
•abandons or suspends gaming operations in Macau for more than seven consecutive days (or more than 14 days in a civil year) without justification;
•defaults in payment of taxes, premiums, contributions or other required amounts;
•does not comply with government inspections or supervision;
•systematically fails to observe its obligations under the concession system;
•fails to maintain bank guarantees or bonds satisfactory to the government;
•is the subject of bankruptcy proceedings or becomes insolvent;
•engages in serious fraudulent activity, damaging to the public interest; or
•repeatedly and seriously violates applicable gaming laws.

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

The Macau government has publicly commented that it is studying the process by which gaming concessions and subconcessions may be extended, renewed or issued. The current term of our gaming concession ends on June 26, 2022. The gaming concession or subconcession held by each of SJM, MGM China, Galaxy, Sands, and Melco also end on June 26, 2022.

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

Nevada

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations made thereunder (collectively, the "Nevada Act"), as well as to various local ordinances. Our Las Vegas Operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("NGC"), the Nevada Gaming Control Board ("NGCB") and the Clark County Liquor and Gaming Licensing Board ("CCLGLB"). The NGC and NGCB are referred to herein collectively as the "Nevada Gaming Authorities."

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. Such public policy concerns include, among other things:

•preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;
•establishing and maintaining responsible accounting practices and procedures;
•maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding assets and revenue, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
•preventing cheating and fraudulent practices; and
•providing a source of state and local revenue through taxation and licensing fees.

Any changes in applicable laws, regulations and procedures could have an adverse effect on our Las Vegas gaming operations and our financial condition and results of operations.

Our subsidiary, Wynn Las Vegas, LLC, the owner and operator of Wynn Las Vegas, is licensed by the Nevada Gaming Authorities to conduct casino gaming operations, including a race book and sports pool, pari-mutuel wagering and the operation of gaming salons. It is also licensed as a manufacturer and distributor. These gaming licenses are not transferable.

We are required to be registered as a publicly traded corporation (a "registered public company") and to be found suitable by the NGC to own the equity interests of Wynn Resorts Holdings, LLC ("Wynn Resorts Holdings"). Wynn Resorts Holdings is required to be registered as an intermediary company and to be found suitable to own the equity interests of Wynn Resorts Finance, LLC ("Wynn Resorts Finance") (f/k/a Wynn America, LLC). Wynn Resorts Finance, LLC is required to be registered as an intermediary company and to be found suitable by the NGC to own the equity interests of Wynn Las Vegas Holdings, LLC ("Wynn Las Vegas Holdings"). Wynn Las Vegas Holdings is required to be registered as an intermediary company and to be found suitable by the NGC to own the equity interests of Wynn Las Vegas, LLC. Wynn Resorts Holdings, Wynn Resorts Finance, and Wynn Las Vegas Holdings are referred to individually as a "registered intermediary subsidiary" and collectively as the "registered intermediary subsidiaries." We and the registered intermediary subsidiaries hold all the various registrations, approvals, permits and licenses required for Wynn Las Vegas, LLC to engage in gaming activities in Nevada.

No person may become a member of or receive profits from Wynn Las Vegas, LLC or the registered intermediary subsidiaries without first registering (for equity ownership of 5% or less), or obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Wynn Las Vegas, LLC and the registered intermediary subsidiaries and our officers and directors who are actively and directly involved in the gaming activities of Wynn Las Vegas, LLC may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may require additional applications and may also deny an application for licensing for any reason which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or to continue having a relationship with Wynn Las Vegas, LLC, the registered intermediary subsidiaries, or us, we would have to sever all relationships with the person. In addition, the Nevada Gaming Authorities may require Wynn Las Vegas, LLC, the registered intermediary subsidiaries, or us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability are not subject to judicial review.

If the NGC determines that we, Wynn Las Vegas, LLC, or a registered intermediary subsidiary have violated the Nevada Act, it could limit, condition, suspend or revoke our and our intermediary subsidiary registrations and Wynn Las Vegas, LLC's gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the NGC. Further, the NGC could appoint a supervisor to operate Wynn Las Vegas and, under specified circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to Nevada. The limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Periodically, we are required to submit detailed financial and operating reports to the NGC and provide any other information that the NGC may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, and/or approved by, the NGC.

Any beneficial owner of our voting or nonvoting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have that person's suitability as a beneficial owner of voting securities determined if the NGC has reason to believe that the ownership would be inconsistent with Nevada's declared public policies. If the beneficial owner of the voting or nonvoting securities of Wynn Resorts who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the NGC. The Nevada Act requires beneficial owners of more than 10% of a registered company's voting securities to apply to the NGC for a finding of suitability within 30 days after the Chair of the NGCB mails the written notice requiring such filing. Under certain circumstances, an "institutional investor" as defined in the Nevada Act which acquires more than 10%, but not more than 25%, of a registered company's voting securities may apply to the NGC for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of a registered company's voting securities may, in certain circumstances, own up to 29% of the voting securities of a registered company for a limited period of time and maintain the waiver.

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

•voting on all matters voted on by stockholders or interest holders;
•making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and
•other activities that the NGC may determine to be consistent with such investment intent.

We are required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We are required to provide maximum assistance in determining the identity of the beneficial owner of any of our voting securities. The NGC has the power to require the stock certificates of any registered company to bear a legend indicating that the securities are subject to the Nevada Act. The certificates representing shares of Wynn Resorts' common stock note that the shares are subject to a right of redemption and other restrictions set forth in Wynn Resorts' articles of incorporation and bylaws and that the shares are, or may become, subject to restrictions imposed by applicable gaming laws.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the NGC or by the Chair of the NGCB, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the NGC may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with us, we:

•pay that person any dividend or interest upon any voting securities;
•allow that person to exercise, directly or indirectly, any voting right held by that person relating to Wynn Resorts;
•pay remuneration in any form to that person for services rendered or otherwise; or
•fail to pursue all lawful efforts to require the unsuitable person to relinquish such person's voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

The NGC may, in its discretion, require the owner of any debt or similar securities of a registered public company, to file applications, be investigated and be found suitable to own the debt or other securities of the registered company if the NGC has reason to believe that such ownership would otherwise be inconsistent with Nevada's declared public policies. If the NGC decides that a person is unsuitable to own the securities, then under the Nevada Act, the registered public company can be sanctioned, including the loss of its approvals if, without the prior approval of the NGC, it

•pays to the unsuitable person any dividend, interest or any distribution whatsoever;
•recognizes any voting right by the unsuitable person in connection with the securities;
•pays the unsuitable person remuneration in any form; or
•makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

We may not make a public offering (debt or equity) without the prior approval of the NGC if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 28, 2019, the NGC granted Wynn Resorts prior approval, subject to certain conditions, to make public offerings for a period of three years (the "Shelf Approval"). The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chair of the NGCB.

Changes in control of Wynn Resorts through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby the person obtains control may not occur without the prior approval of the NGC. Entities seeking to acquire control of a registered public company must satisfy the NGCB and the NGC concerning a variety of stringent standards prior to assuming control of the registered public company.

The NGC may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees and registered public companies that are affiliated with the operations of Nevada gaming licensees may be harmful to stable and productive corporate gaming. The NGC has established a regulatory scheme to reduce the potential adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy in order to:

•assure the financial stability of corporate gaming licensees and their affiliated companies;
•preserve the beneficial aspects of conducting business in the corporate form; and
•promote a neutral environment for the orderly governance of corporate affairs.

Approvals are, in certain circumstances, required from the NGC before we can make exceptional repurchases of voting securities above its current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a registered company's board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

The Nevada Act requires any person who individually or in association with others, acquires or holds any amount of any class of voting securities, or each plan sponsor of a pension or employee benefit plan that acquires or holds any amount of any class of voting securities in a registered public company with the intent to engage in an activity that necessitates an amendment to a corporate charter, bylaws, management, policies or operation of a registered public company, to engage in an activity that materially influences or affects the affairs of a registered public company, or to engage any other activity that the NGC determines is inconsistent with holding voting securities for investment purposes to, within 2 days after possession of that intent, notify the NGCB Chair and apply to the NGC for a finding of suitability within 30 days after notification to the NGCB Chair.

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

Because we are involved in gaming ventures outside of Nevada, we are required to deposit with the NGCB, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the NGCB of our participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the NGC. Thereafter, we are also required to comply with certain reporting requirements imposed by the Nevada Act. A licensee or registrant is also subject to disciplinary action by the NGC if it:

•knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;
•fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;
•engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;
•engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or
•employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas are subject to licensing, control and regulation by the CCLGLB, which has granted Wynn Las Vegas, LLC licenses for such purposes. In addition to approving Wynn Las Vegas, LLC, the CCLGLB has the authority to approve all persons owning or controlling the equity of any entity controlling a gaming license. Certain of our officers, directors and key employees have been or may be required to file applications with the CCLGLB. Clark County gaming and liquor licenses are not transferable. The County has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact on our operations.

Massachusetts

The Massachusetts Expanded Gaming Act and the regulations promulgated thereunder (collectively the "Massachusetts Act") subjects the owners and operators of gaming establishments to extensive state licensing and regulatory requirements. We are subject to the Massachusetts Act through our ownership interest in Wynn MA, LLC, ("Wynn MA") which operates Encore Boston Harbor.

The Massachusetts Gaming Commission ("MGC") is responsible for issuing licenses under the Massachusetts Act and assuring that licenses are not issued or held by unqualified, disqualified or unsuitable persons. The MGC, in particular its Investigations and Enforcement Bureau ("IEB"), which is a bureau within the MGC, has extensive authority to conduct background investigations of applicants and licensees, and for generally enforcing the Massachusetts Act. The MGC has the authority to award up to three Category 1 licenses (table games and slot machines), and one Category 2 license (slot machines only), within the Commonwealth of Massachusetts to qualified applicants.

On September 17, 2014, the MGC designated Wynn MA the award winner of the Category 1 Greater Boston gaming license effective November 7, 2014. We, our relevant subsidiaries, and individual qualifiers required to be qualified have been found suitable by the MGC. Additional entities and key employees have been and will be required to file applications with the MGC and are or may be required to be licensed or found suitable by the MGC. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to the MGC.

If the MGC were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the MGC may require us to terminate the employment of any person who refuses to file appropriate applications.

The initial license term is for 15 years, which commenced upon the MGC’s confirmation of its approval of the commencement of the operation of the gaming establishment on June 27, 2019. Wynn MA's gaming license is conditioned upon Wynn MA continuing to meet applicable licensing, registration, qualification and other regulatory requirements. The initial license fee for Category 1 licenses is $85,000,000, which Wynn MA has paid. All Category 1 and Category 2 gaming licenses are also subject to additional annual fees under the Massachusetts Act. The Commonwealth of Massachusetts also receives 25% of gross gaming revenues for Category 1 licensees.

The MGC has responsibility for the continuing regulation and licensing of the licensee and its officers, directors, employees and other designated persons. The MGC retains the authority to suspend, revoke or condition a Category 1 license, or any other license issued under the Massachusetts Act, and the IEB may levy civil penalties for regulatory and other violations. All licenses issued under the Massachusetts Act are expressly deemed a revocable privilege, conditioned on the licensee's fulfillment of all conditions of licensure, compliance with applicable laws and regulations, and the licensee's continuing qualification and suitability. Among other things, the MGC is also responsible for the collection of application, license and other fees, conducting investigations of and monitoring applicants and licensees, and reviewing and ruling on complaints, and may conduct inspections of the gaming establishment premises or the licensee's records and equipment.

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

Employees

As of December 31, 2019, we had approximately 30,200 employees (including approximately 13,800 in Macau and 16,400 in the United States).

Our collective bargaining agreement with the Culinary Workers Union, Local 226, and Bartenders Union, Local 165, which covers approximately 5,500 employees at Wynn Las Vegas, expires in July 2021. Our collective bargaining agreement with the Transport Workers Union, Local 721, which covers approximately 400 of our table games dealers at Wynn Las Vegas, was rendered null and void by the union's disclaimer of interest in March 2019. Subsequently, in March 2019, the table games dealers at Wynn Las Vegas voted to be represented by the United Auto Workers Union. Wynn Las Vegas is in the process of negotiating a new collective bargaining agreement. In December 2018, employees in the horticulture and transportation departments at Wynn Las Vegas voted to be represented by the International Brotherhood of Teamsters, and Wynn Las Vegas is in the process of negotiating a collective bargaining agreement which would cover approximately 190 employees.

In April 2019, Encore Boston Harbor entered into a memorandum of agreement with UNITE HERE, Local 26, for certain of the non-gaming service positions at the facility. Encore Boston Harbor is in the process of negotiating an initial collective bargaining agreement with the union, which will cover a majority of employees at the facility.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—"Risk Factors" and other factors we describe from time to time in our periodic filings with the SEC, such as:

•extensive regulation of our business and the cost of compliance or failure to comply with applicable laws and regulations;
•pending or future claims and legal proceedings, regulatory or enforcement actions or probity investigations;
•our ability to maintain our gaming licenses and concessions;
•our dependence on key employees;
•general global political and economic conditions, in the U.S. and China (including the Chinese government's ongoing anti-corruption campaign), which may impact levels of travel, leisure, and consumer spending;
•restrictions or conditions on visitation by citizens of mainland China to Macau;
•the impact on the travel and leisure industry from factors such as an outbreak of an infectious disease, public incidents of violence, riots, demonstrations, extreme weather patterns or natural disasters, military conflicts, civil unrest, and any future security alerts and/or terrorist attacks;
•doing business in foreign locations such as Macau;
•our ability to maintain our customer relationships and collect and enforce gaming receivables;
•our relationships with Macau gaming promoters;
•our dependence on a limited number of resorts and locations for all of our cash flow and our subsidiaries' ability to pay us dividends and distributions;
•competition in the casino/hotel and resort industries and actions taken by our competitors, including new development and construction activities of competitors;
•factors affecting the development and success of new gaming and resort properties (including limited labor resources, government labor and gaming policies and transportation infrastructure in Macau; and cost increases, environmental regulation, and our ability to secure necessary permits and approvals in Everett, Massachusetts);
•construction risks (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems; shortages of materials or skilled labor; environment, health and safety issues; and unanticipated cost increases);
•legalization and growth of gaming in other jurisdictions;
•any violations by us of the anti-money laundering laws or Foreign Corrupt Practices Act;
•adverse incidents or adverse publicity concerning our resorts or our corporate responsibilities;
•changes in gaming laws or regulations;
•changes in federal, foreign, or state tax laws or the administration of such laws;
•continued compliance with all provisions in our debt agreements;
•conditions precedent to funding under our credit facilities;
•leverage and debt service (including sensitivity to fluctuations in interest rates);
•cybersecurity risk, including cyber and physical security breaches, system failure, computer viruses, and negligent or intentional misuse by customers, company employees, or employees of third-party vendors;
•our ability to protect our intellectual property rights; and
•our current and future insurance coverage levels.

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

Risks Related to our Business

The outbreak of the novel coronavirus ("Coronavirus") has had and will have an adverse effect on our results of operations.

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Currently, no fully effective vaccines have been developed and there can be no assurance that an effective vaccine can be discovered in time to protect against a potential pandemic.

In response, on February 4, 2020, the Macau government announced the closure of all casino operations in Macau, including those at Wynn Palace and Wynn Macau, for a period of 15 days. On February 20, 2020, our casino operations at Wynn Palace and Wynn Macau reopened on a reduced basis, and are expected to fully reopen by March 20, 2020 (the deadline set by the Macau government for Macau casinos to fully reopen). Since reopening, all casinos in Macau are subject to a number of government procedures which address the health and safety of staff and patrons, including limitations on the spacing of open tables and slot machines to ensure adequate distance between people, stopping patrons from congregating together, limiting the number of players and spectators at a table to three to four, temperature checks, mask protection, and health declarations.

Visitation to Macau has fallen precipitously since the outbreak of Coronavirus, driven by the Chinese government’s suspension of its visa and group tour schemes that allow mainland Chinese residents to travel to Macau, quarantines in certain cities in mainland China, and the suspension by the Hong Kong government of ferry service from Hong Kong to Macau until further notice.

The US government has put in place restrictions on travel to the US from mainland China, and could expand the restrictions. A significant portion of our US business relies on the willingness and ability of premium international customers to travel to the US, including from mainland China. As such, our Las Vegas Operations and operations at Encore Boston Harbor may also be adversely impacted.

The Coronavirus outbreak has had and will have an adverse effect on our results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

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

As discussed in Item 3—"Legal Proceedings" and Item 8—"Financial Statements and Supplementary Data," Note 17, "Commitments and Contingencies," the Company is subject to various claims related to our operations. These foregoing investigations, litigation and other disputes and any additional such matters that may arise in the future, can be expensive and may divert management's attention from the operations of our businesses. The investigations, litigation and other disputes may also lead to additional scrutiny from regulators, which could lead to investigations relating to, and possibly a negative impact on, the Company's gaming licenses and the Company's ability to bid successfully for new gaming market opportunities. In addition, the actions, litigation and publicity could negatively impact our business, reputation and competitive position and could reduce demand for shares of Wynn Resorts and WML and thereby have a negative impact on the trading prices of their respective shares.

We depend on the continued services of key managers and employees. If we do not retain our key personnel or attract and retain other highly skilled employees, our business will suffer.

Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team. Our success depends upon our ability to attract, hire, and retain qualified operating, marketing, financial, and technical personnel in the future. Given the intense competition for qualified management personnel in our industry, we may not be able to hire or retain the required personnel. The loss of key management and operating personnel would likely have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our business is particularly sensitive to reductions in discretionary consumer and corporate spending as a result of global economic conditions.

Consumer demand for casino/hotel resorts, trade shows and conventions and for the type of luxury amenities that we offer is particularly sensitive to changes in the global economy, which adversely impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general global economic conditions, high unemployment, weakness in housing or oil markets, perceived or actual changes in disposable consumer income and wealth, an economic recession and changes in consumer confidence in the global economy, perceived or actual health risks related to outbreaks of infectious disease, or fears of war and future acts of terrorism have in the past and could in the future reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

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

Our business is particularly sensitive to the willingness of our customers to travel to and spend time at our resorts. Acts or the threat of acts of terrorism, outbreak of infectious disease, regional political events and developments in certain countries could cause severe disruptions in air and other travel and may otherwise negatively impact tourists' willingness to visit our resorts. Such events or developments could reduce the number of visitors to our facilities, resulting in a material adverse effect on our business and financial condition, results of operations or cash flows.

We are dependent on the willingness of our customers to travel. Only a small amount of our business is and will be generated by local residents. Most of our customers travel to reach our Las Vegas and Macau properties. Acts of terrorism or concerns over the possibility of such acts may severely disrupt domestic and international travel, which would result in a decrease in customer visits to Las Vegas and Macau, including our properties. Regional conflicts could have a similar effect on domestic and international travel. Disruptions in air or other forms of travel as a result of any terrorist act, outbreak of hostilities, escalation of war or worldwide infectious disease outbreak would have an adverse effect on our business and financial condition, results of operations and cash flows. In addition, governmental action and uncertainty resulting from U.S. and global political trends and policies, including potential barriers to travel, trade and immigration can reduce demand for hospitality products and services, including visitation to our resorts.

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

We are currently entirely dependent upon our Macau Operations, Las Vegas Operations and Encore Boston Harbor for all of our operating cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties or greater geographic diversification. The risks to which we have a greater degree of exposure include the following:

•changes in local economic and competitive conditions;
•changes in local and state governmental laws and regulations, including gaming laws and regulations, and the way in which those laws and regulations are applied;
•natural and other disasters, including the outbreak of infectious diseases;
•an increase in the cost of maintaining our properties;
•a decline in the number of visitors to Las Vegas, Macau or Boston; and
•a decrease in gaming and non-casino activities at our resorts.

 Any of the factors outlined above could negatively affect our results of operations and our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.

We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. For example, if the Coronavirus outbreak continues to interrupt our gaming operations or visitation to Macau or if the outbreak escalates, it may have a material adverse effect on our subsidiaries' results of operations and their ability to pay dividends or distributions to us.

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

Our Macau Operations face competition from casinos located in Singapore, South Korea, the Philippines, Vietnam, Cambodia, and Malaysia. We also encounter competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Additionally, certain other Asian countries and regions have legalized or in the future may legalize gaming, such as Japan, Taiwan and Thailand, which could increase competition for our Macau Operations.

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

Encore Boston Harbor competes with other casinos in the northeastern United States. Additional competition in the northeast region as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes may harm our business. As competing properties and new markets are opened, our operating results may be negatively impacted.

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

Las Vegas Operations and Encore Boston Harbor. While gaming debts evidenced by a credit instrument, including what is commonly referred to as a "marker," are enforceable under the current laws of Nevada and Massachusetts, and judgments on gaming debts are enforceable in all states of the United States under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce them. Changes in economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amount of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our operating results.

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

Major construction projects of the scope and scale of our resorts entail significant risks, including:

•unanticipated cost increases;
•shortages of, and price increases in, materials or skilled labor;
•changes to plans and specifications;
•delays in obtaining or inability to obtain requisite licenses, permits and authorizations from regulatory authorities;
•changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming, leisure, real estate development or construction projects;
•unforeseen engineering, environmental and/or geological problems;
•labor disputes or work stoppages;
•disputes with and defaults by contractors and subcontractors;
•personal injuries to workers and other persons;
•environment, health and safety issues, including site accidents;
•delays or interference from severe weather or natural disasters;
•geological, construction, excavation, regulatory and equipment problems; and
•unavailability of construction equipment.

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

Any violation of applicable Anti-Money Laundering laws, regulations or the Foreign Corrupt Practices Act or sanctions could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

Further, we have operations, and a significant portion of our revenue is derived outside of the United States. We are therefore subject to regulations imposed by the FCPA and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to such laws and regulations. The Office of Foreign Assets Control and the Commerce Department administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations, and individuals. Failure to comply with these laws and regulations could increase our cost of operations, reduce our profits, or otherwise adversely affect our business, financial condition, and results of operations.

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

Adverse incidents or adverse publicity concerning our resorts or our corporate responsibilities could harm our brand and reputation and negatively impact our financial results.

Our reputation and the value of our brand, including the perception held by our customers, business partners, other key stakeholders and the communities in which we do business, are important assets. Our business faces increasing scrutiny related to environmental, social and governance activities, and risk of damage to our reputation and the value of our brands if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, supply chain management, sustainability, workplace conduct, human rights, philanthropy, and support for local communities. Any harm to our reputation could have a material adverse effect on our business, results of operations, and cash flows.

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

Our business uses and transmits large volumes of employee and customer data, including credit card numbers and other personal information in various information systems that we maintain in areas such as human resources outsourcing, website hosting, and various forms of electronic communications. Our customers and employees have a high expectation that we will adequately protect their personal information. Our collection and use of personal data are governed by privacy laws and regulations, and privacy law is an area that changes often and varies significantly by jurisdiction. For example, the European Union (EU)'s General Data Protection Regulation ("GDPR"), which became effective in May 2018 and replaced the old data protection laws of each EU member state, requires companies to meet new and more stringent requirements regarding the handling of personal data. The GDPR captures data processing by non-EU firms with no EU establishment as long as firms' processing relates to "offering goods or services" or the "monitoring" of individuals in the EU. In addition to governmental regulations, there are credit card industry standards or other applicable data security standards we must comply with as well. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. For example, failure to meet the GDPR requirements could result in penalties of up to four percent of worldwide revenue. Any misappropriation of confidential or personally identifiable information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees and investors.

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

Our intellectual property assets, especially the logo version of "Wynn," are among our most valuable assets. We have filed applications with the PTO and with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Singapore, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include "WYNN RESORTS," "WYNN DESIGN AND DEVELOPMENT," "WYNN LAS VEGAS," "WYNN MACAU," "WYNN PALACE," "ENCORE," and "ENCORE BOSTON HARBOR." Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

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

The success of our operations in Macau will be affected by our success in hiring and retaining employees. We compete with a large number of casino resorts in Macau for a limited number of qualified employees. In addition, the Macau government requires that we only hire Macau residents as dealers in our casinos. Competition for these individuals in Macau has increased and will continue to increase as other competitors expand their operations. We have to seek employees from outside Macau to adequately staff our resorts and certain Macau government policies affect our ability to import labor in certain job classifications. Despite our coordination with the Macau labor and immigration authorities to assure that our labor needs are satisfied, we may not be able to recruit and retain a sufficient number of qualified employees for our operations or obtain required work permits for those employees. If we are unable to obtain, attract, retain and train skilled employees, our ability to adequately manage and staff our existing and planned casino and resort properties in Macau could be impaired, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The smoking control legislation in Macau could have an adverse effect on our business, financial condition, results of operations and cash flows.

Under the Macau Smoking Prevention and Tobacco Control Law, as of January 1, 2019, smoking on casino premises is only permitted in authorized segregated smoking lounges with no gaming activities and such smoking lounges are required to comply with the conditions set out in the regulations. The existing smoking legislation, and any smoking legislation intended to fully ban all smoking in casinos, may deter potential gaming customers who are smokers from frequenting casinos in Macau and disrupt the number of patrons visiting or the amount of time visiting patrons spend at our property, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Macau's subtropical climate and location on the South China Sea are subject to extreme weather conditions including typhoons and heavy rainstorms, such as Typhoon Mangkhut in 2018 and Typhoon Hato in 2017. Unfavorable weather conditions could negatively affect the profitability of our resorts and prevent or discourage guests from traveling to Macau. The occurrence and timing of such events cannot be predicted or controlled by us and may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

The Macau government has the right to unilaterally terminate our concession in the event of our material non-compliance with the basic obligations under the concession and applicable Macau laws. The concession agreement expressly provides that the government of Macau may unilaterally rescind the concession agreement of our Macau Operations if it:

•conducts unauthorized games or activities that are excluded from its corporate purpose;
•suspends gaming operations in Macau for more than seven consecutive days (or more than 14 days in a civil year) without justification;
•defaults in payment of taxes, premiums, contributions or other required amounts;
•does not comply with government inspections or supervision;
•systematically fails to observe its obligations under the concession system;
•fails to maintain bank guarantees or bonds satisfactory to the government;
•is the subject of bankruptcy proceedings or becomes insolvent;
•engages in serious fraudulent activity, damaging to the public interest; or
•repeatedly violates applicable gaming laws.

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

Certain Nevada gaming laws also apply to gaming activities and associations in jurisdictions outside the State of Nevada. With respect to our Macau Operations, we and our subsidiaries that must be licensed to conduct gaming operations in Nevada are required to comply with certain reporting requirements concerning gaming activities and associations in Macau conducted by our Macau-related subsidiaries. We and our licensed Nevada subsidiaries also will be subject to disciplinary action by the NGC if our Macau-related subsidiaries:

•knowingly violate any Macau laws relating to their Macau gaming operations;
•fail to conduct our Macau Operations in accordance with the standards of honesty and integrity required of Nevada gaming operations;
•engage in any activity or enter into any association that is unsuitable for us because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of

Nevada or gaming in Nevada, or is contrary to Nevada gaming policies;
•engage in any activity or enter into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees; or
•employ, contract with or associate with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of unsuitability, or who has been found guilty of cheating at gambling.

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

Wynn Macau, Limited, an indirect majority owned subsidiary of Wynn Resorts and the developer, owner and operator of Wynn Macau and Wynn Palace, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited in October 2009. As of December 31, 2019, Wynn Resorts owns approximately 72% of Wynn Macau, Limited's ordinary shares of common stock. As a result of Wynn Macau, Limited having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of Wynn Macau, Limited may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of Wynn Macau, Limited. Decisions that could have different implications for Wynn Resorts and Wynn Macau, Limited, including contractual arrangements that we have entered into or may in the future enter into with Wynn Macau, Limited, may give rise to the appearance of a potential conflict of interest.

The Macau government has established a maximum number of gaming tables that can be operated in Macau and has limited the number of new gaming tables at new gaming areas in Macau.

In connection with the opening of Wynn Palace, the DICJ authorized 100 new table games for operation at Wynn Palace, with 25 additional table games authorized for operation on January 1, 2017, and a further 25 new table games for operation on January 1, 2018, for a total of 150 new table games in the aggregate. In addition, we have and will continue to transfer table games between Wynn Palace and Wynn Macau, subject to the aggregate cap. As of December 31, 2019, we had a total of 323 table games at Wynn Palace and 322 at Wynn Macau. The mix of table games in operation at Wynn Palace and Wynn Macau changes from time to time as a result of marketing and operating strategies in response to changing market demand and industry competition. Failure to shift the mix of our table games in anticipation of market demands and industry trends may negatively impact our operating results.

Risks Related to Share Ownership and Stockholder Matters

Our largest stockholders are able to exert significant influence over our operations and future direction.

As of December 31, 2019, Elaine P. Wynn was our fourth largest shareholder and owned 9,539,077 shares, or approximately 9%, of our outstanding common stock. As a result, Elaine P. Wynn may be able to exert significant influence over all matters requiring our stockholders' approval, including the approval of significant corporate transactions.

On August 3, 2018, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Elaine P. Wynn regarding the composition of the Company's Board of Directors and certain other matters, including, among other things, the appointment of Mr. Philip G. Satre to the Company's Board of Directors, standstill restrictions, releases, non-disparagement and reimbursement of expenses. The term of the Cooperation Agreement expires on the later of (i) the date that Phil Satre no longer serves as Chair of the Board and (ii) the day after the conclusion of the 2020 annual meeting of the Company's stockholders, unless earlier terminated pursuant to the circumstances described in the Cooperation Agreement.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2019, we had total outstanding debt of approximately $10.52 billion, which includes a portion of the funds we expect to need for the development and construction of our current projects. We may, however, incur additional indebtedness in connection with the construction of these projects. See Item 1—Business "Our Resorts." In addition, we are permitted to incur additional indebtedness if certain conditions are met, including conditions under our Wynn Macau Credit Facilities, our WRF Credit Facilities, and our indentures in connection with other future potential development plans.

Our indebtedness could have important consequences. For example:

•failure to meet our payment obligations or other obligations could result in acceleration of our indebtedness, foreclosure upon our assets that serve as collateral or bankruptcy and trigger cross defaults under other agreements;
•servicing our indebtedness requires a substantial portion of our cash flow from our operations and reduces the amount of available cash, if any, to fund working capital and other cash requirements or pay for other capital expenditures;
•we may not be able to obtain additional financing, if needed; and
•rates with respect to a portion of the interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase.

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

The agreements governing our debt facilities also contain restrictions on our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. These restrictions include, among other things, limitations on our ability and the ability of our restricted subsidiaries to:

•pay dividends or distributions or repurchase equity;
•incur additional debt;
•make investments;
•create liens on assets to secure debt;

•enter into transactions with affiliates;
•issue stock of, or member's interests in, subsidiaries;
•enter into sale-leaseback transactions;
•engage in other businesses;
•merge or consolidate with another company;
•undergo a change of control;
•transfer, sell or otherwise dispose of assets;
•issue disqualified stock;
•create dividend and other payment restrictions affecting subsidiaries; and
•designate restricted and unrestricted subsidiaries.

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

Property	Approximate Acres	Location

Macau Operations (1)
Wynn Palace	51	Located in the Cotai area of Macau.
Wynn Macau	16	Located in downtown Macau's inner harbor.
	67

Las Vegas Operations
Wynn Las Vegas (main parcel)	75	Located at the intersection of Las Vegas Boulevard and Sands Avenue.
Golf course land (2)	128	Located adjacent to Wynn Las Vegas.
Meeting and Convention Expansion	12	Located adjacent to Wynn Las Vegas.
Employee parking lot and office building	18	Located across Sands Avenue.
Office building	5	Located adjacent to golf course land.
	238

Encore Boston Harbor	34	Located in Everett, Massachusetts, adjacent to Boston along the Mystic River.

Other (3)	38	Located on the Las Vegas Strip directly across from Wynn Las Vegas.

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
(2) We own approximately 834 acre-feet of permitted and certificated water rights, which we use to irrigate the golf course. We also own approximately 151.5 acre-feet of permitted and certificated water rights for commercial use. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights.
(3) During the first quarter of 2018, we acquired approximately 38 acres of land, of which approximately 16 acres are subject to a ground lease that expires in July 2097. As part of this acquisition, we acquired approximately 24 acre-feet of permitted and certificated water rights. We expect to use this land for future development.

Item 3. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company's legal proceedings see Item 8—"Financial Statements and Supplementary Data," Note 17, "Commitments and Contingencies—Litigation" in this Annual Report on Form 10-K, which is incorporated herein by reference, and Item 1A—"Risk Factors" in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our outstanding common stock trades on the Nasdaq Global Select Market under the symbol "WYNN."

Holders

There were approximately 145 holders of record of our common stock as of February 14, 2020.

Issuer Purchases of Equity Securities

The following table summarizes the shares repurchased in satisfaction of tax withholding obligations on vested restricted stock during the quarter ended December 31, 2019:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
October 31, 2019	6,777	$117.05	$793
November 30, 2019	718	$125.94	$90
December 31, 2019	2,863	$138.71	$397

None of the foregoing repurchases that occurred during the three months ended December 31, 2019 were part of the Company's publicly announced repurchase program. As of December 31, 2019, we had $800.1 million in repurchase authority under the program.

For more information on the Company's publicly announced repurchase program, see Item 8—"Financial Statements and Supplementary Data," Note 8, "Stockholders' Equity."

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500") and the Dow Jones US Gambling Index. The performance graph assumes that $100 was invested on December 31, 2014 in each of the Company's common stock, the S&P 500 and the Dow Jones US Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Item 6. Selected Financial Data

The following financial information as of and for each of the five years ended December 31, 2019, 2018, 2017, 2016, and 2015 has been derived from our consolidated financial statements. This selected consolidated financial data should be read together with Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and related notes and other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not necessarily indicative of the results that may be expected for future years.

	Years Ended December 31,
	2019 (4) (5)	2018 (1) (4)	2017 (2) (4)	2016 (3) (4)	2015 (4)
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Operating revenues	$6,611,099	$6,717,660	$6,070,160	$4,345,797	$4,075,883
Pre-opening expenses	102,009	53,490	26,692	154,717	77,623
Operating income	878,305	735,544	1,055,565	521,662	658,814
Net income	311,378	803,084	889,254	302,469	281,524
Less: net income attributable to noncontrolling interests	(188,393)	(230,654)	(142,073)	(60,494)	(86,234)
Net income attributable to Wynn Resorts, Limited	122,985	572,430	747,181	241,975	195,290
Basic income per share	$1.15	$5.37	$7.32	$2.39	$1.93
Diluted income per share	$1.15	$5.35	$7.28	$2.38	$1.92

	December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,351,904	$2,215,001	$2,804,474	$2,453,122	$2,080,089
Construction in progress	477,333	1,912,801	1,016,207	299,686	3,217,117
Total assets	13,871,281	13,216,269	12,681,739	11,953,557	10,459,159
Total long-term obligations (6)	10,346,925	9,519,417	9,673,099	10,279,375	9,327,143
Stockholders' equity	1,541,472	1,814,789	1,078,350	257,881	21,845
Cash dividends declared per common share	$3.75	$2.75	$2.00	$2.00	$3.00

(1)During the fourth quarter of 2018, we recorded a tax benefit of $390.9 million related to clarified U.S. tax reform guidance issued by the Internal Revenue Service in the fourth quarter of 2018, which was incremental to the provisional tax benefit recorded during the fourth quarter of 2017. See Item 8—"Financial Statements and Supplementary Data," Note 13, "Income Taxes." Additionally, the Company incurred a litigation settlement expense totaling $463.6 million in 2018. See Item 8—"Financial Statements and Supplementary Data," Note 7, "Long-Term Debt."
(2)During the fourth quarter of 2017, we recorded a provisional income tax benefit of $339.9 million related to the enactment of U.S. tax reform. See Item 8—"Financial Statements and Supplementary Data," Note 13, "Income Taxes."
(3)Wynn Palace opened on August 22, 2016.
(4)The results presented reflect the Company's adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), effective January 1, 2018. 2017 and 2016 operating revenues have been adjusted to reflect the full retrospective adoption of ASC 606, with no impact to operating income or net income. 2015 operating revenues were not recast for the adoption of ASC 606 and, as a result, are not comparable to 2016, 2017, 2018 and 2019 operating revenues. See Item 8—"Financial Statements and Supplementary Data," Note 2, "Basis of Presentation and Significant Accounting Policies."
(5)Encore Boston Harbor opened on June 23, 2019.
(6)Includes long-term debt, other long-term liabilities, and deferred income tax liabilities, net. In addition, December 31, 2019 includes long-term operating lease liabilities recorded in connection with the adoption of ASC 842 and, as a result, is not comparable to December 31, 2018, 2017, 2016, and 2015.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Discussion of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Overview

We are a designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming, all supported by an unparalleled focus on our guests, our people, and our community. Through our approximately 72% ownership of WML, we operate two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas, which we also refer to as our Las Vegas Operations. On June 23, 2019, we opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts.

Recent Developments

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Currently, no fully effective vaccines have been developed and there can be no assurance that an effective vaccine can be discovered in time to protect against a potential pandemic.

In response, on February 4, 2020, the Macau government announced the closure of all casino operations in Macau, including those at Wynn Palace and Wynn Macau, for a period of 15 days. On February 20, 2020, our casino operations at Wynn Palace and Wynn Macau reopened on a reduced basis, and are expected to fully reopen by March 20, 2020 (the deadline set by the Macau government for Macau casinos to fully reopen). Since reopening, all casinos in Macau are subject to a number of government procedures which address the health and safety of staff and patrons, including limitations on the spacing of open tables and slot machines to ensure adequate distance between people, stopping patrons from congregating together, limiting the number of players and spectators at a table to three to four, temperature checks, mask protection, and health declarations.

Visitation to Macau has fallen precipitously since the outbreak of Coronavirus, driven by the Chinese government’s suspension of its visa and group tour schemes that allow mainland Chinese residents to travel to Macau, quarantines in certain cities in mainland China, and the suspension by the Hong Kong government of ferry service from Hong Kong to Macau until further notice.

The US government has put in place restrictions on travel to the US from mainland China, and could expand the restrictions. A significant portion of our US business relies on the willingness and ability of premium international customers to travel to the US, including from mainland China. As such, our Las Vegas Operations and operations at Encore Boston Harbor may also be adversely impacted.

The Coronavirus outbreak has had and will have an adverse effect on our results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of our operational performance for the periods for which the Consolidated Statements of Income are presented. These key operating measures are presented as supplemental disclosures because management and/or certain investors use these measures to better understand period-over-period fluctuations in our casino and hotel operating revenues. These key operating measures are defined below:

•Table drop in mass market for our Macau Operations is the amount of cash that is deposited in a gaming table's drop box plus cash chips purchased at the casino cage.

•Table drop for our Las Vegas Operations is the amount of cash and net markers issued that are deposited in a gaming table's drop box.
•Table drop for Encore Boston Harbor is the amount of cash and gross markers issued that are deposited in a gaming table's drop box.
•Rolling chips are non-negotiable identifiable chips that are used to track turnover for purposes of calculating incentives within our Macau Operations' VIP program.
•Turnover is the sum of all losing rolling chip wagers within our Macau Operations' VIP program.
•Table games win is the amount of table drop or turnover that is retained and recorded as casino revenues. Table games win is before discounts, commissions and the allocation of casino revenues to rooms, food and beverage and other revenues for services provided to casino customers on a complimentary basis. Table games win does not include poker rake.
•Slot machine win is the amount of handle (representing the total amount wagered) that is retained by us and is recorded as casino revenues. Slot machine win is after adjustment for progressive accruals and free play, but before discounts and the allocation of casino revenues to rooms, food and beverage and other revenues for services provided to casino customers on a complimentary basis.
•Poker rake is the portion of cash wagered by patrons in our poker rooms that is retained by the casino as a service fee, after adjustment for progressive accruals, but before the allocation of casino revenues to rooms, food and beverage and other revenues for services provided to casino customers on a complimentary basis. Poker tables are not included in our measure of average number of table games.
•Average daily rate ("ADR") is calculated by dividing total room revenues, including complimentaries (less service charges, if any), by total rooms occupied.
•Revenue per available room ("REVPAR") is calculated by dividing total room revenues, including complimentaries (less service charges, if any), by total rooms available.
•Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available.

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

Results of Operations

Summary annual results

The table summarizes our financial results for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues	$6,611,099	$6,717,660	$(106,561)	(1.6)
Net income attributable to Wynn Resorts, Limited	122,985	572,430	(449,445)	(78.5)
Diluted net income per share	1.15	5.35	—	—
Adjusted Property EBITDA (1)	1,815,408	2,044,413	(229,005)	(11.2)
(1) See Item 8—"Financial Statements and Supplemental Data," Note 19, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net income attributable to Wynn Resorts, Limited.

The decrease in operating revenues for the year ended December 31, 2019 was primarily driven by decreases of $213.9 million, $224.5 million, and $32.1 million from Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. Operating revenues from Encore Boston Harbor were $363.9 million.

The decrease in net income attributable to Wynn Resorts, Limited for the year ended December 31, 2019 was principally due to a tax provision of $176.8 million recorded in 2019, largely related to an increase in the valuation allowance on our deferred tax assets, compared to a net tax benefit of $497.3 million recorded during the year ended December 31, 2018 primarily in connection with U.S. tax reform.

The decrease in Adjusted Property EBITDA for the year ended December 31, 2019 was driven by decreases of $114.4 million, $84.4 million, and $53.4 million from Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. Adjusted Property EBITDA from Encore Boston Harbor was $23.2 million.

Financial results for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Operating revenues

The following table presents our operating revenues (in thousands):

	Years Ended December 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$2,543,694	$2,757,566	$(213,872)	(7.8)
Wynn Macau	2,070,029	2,294,525	(224,496)	(9.8)
Total Macau Operations	4,613,723	5,052,091	(438,368)	(8.7)
Las Vegas Operations	1,633,457	1,665,569	(32,112)	(1.9)
Encore Boston Harbor (1)	363,919	—	363,919	—
	$6,611,099	$6,717,660	$(106,561)	(1.6)
(1) Encore Boston Harbor opened on June 23, 2019.

The following table presents our casino and non-casino operating revenues (in thousands):

	Years Ended December 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$4,573,924	$4,784,990	$(211,066)	(4.4)
Non-casino revenues:
Rooms	804,162	751,800	52,362	7.0
Food and beverage	818,822	754,128	64,694	8.6
Entertainment, retail and other	414,191	426,742	(12,551)	(2.9)
Total non-casino revenues	2,037,175	1,932,670	104,505	5.4
	$6,611,099	$6,717,660	$(106,561)	(1.6)

Casino revenues for the year ended December 31, 2019 were 69.2% of operating revenues, compared to 71.2% for the same period of 2018. Non-casino revenues for the year ended December 31, 2019 were 30.8% of operating revenues, compared to 28.8% for the same period of 2018.

Casino revenues

Casino revenues decreased primarily due to decreased VIP turnover and VIP table games win at our Macau Operations and decreased table drop and table games win at our Las Vegas Operations, partially offset by increased mass market table drop and mass market table games win at our Macau Operations and casino revenues from Encore Boston Harbor totaling $243.9 million. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Years Ended December 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$2,139,756	$2,356,022	$(216,266)	(9.2)
VIP:
Average number of table games	109	114	(5)	(4.4)
VIP turnover	$45,847,647	$61,097,527	$(15,249,880)	(25.0)
VIP table games win	$1,519,225	$1,874,189	$(354,964)	(18.9)
VIP win as a % of turnover	3.31%	3.07%	0.24
Table games win per unit per day	$38,224	$45,006	$(6,782)	(15.1)
Mass market:
Average number of table games	216	209	7	3.3
Table drop	$5,122,897	$4,926,347	$196,550	4.0
Table games win	$1,251,920	$1,206,244	$45,676	3.8
Table games win %	24.4%	24.5%	(0.1)
Table games win per unit per day	$15,902	$15,834	$68	0.4
Average number of slot machines	1,054	1,065	(11)	(1.0)
Slot machine handle	$3,918,554	$3,933,064	$(14,510)	(0.4)
Slot machine win	$195,367	$203,568	$(8,201)	(4.0)
Slot machine win per unit per day	$508	$524	$(16)	(3.1)
Wynn Macau:
Total casino revenues	$1,796,209	$1,994,885	$(198,676)	(10.0)
VIP:
Average number of table games	106	111	(5)	(4.5)
VIP turnover	$35,426,483	$57,759,607	$(22,333,124)	(38.7)
VIP table games win	$1,081,934	$1,588,002	$(506,068)	(31.9)
VIP win as a % of turnover	3.05%	2.75%	0.30
Table games win per unit per day	$27,864	$39,113	$(11,249)	(28.8)
Mass market:
Average number of table games	207	203	4	2.0
Table drop	$5,410,439	$5,058,332	$352,107	7.0
Table games win	$1,099,353	$1,014,484	$84,869	8.4
Table games win %	20.3%	20.1%	0.2
Table games win per unit per day	$14,519	$13,698	$821	6.0
Average number of slot machines	807	877	(70)	(8.0)
Slot machine handle	$3,545,899	$3,740,096	$(194,197)	(5.2)
Slot machine win	$170,358	$161,384	$8,974	5.6
Slot machine win per unit per day	$578	$504	$74	14.7
Poker rake	$20,835	$20,980	$(145)	(0.7)

	Years Ended December 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$394,104	$434,083	$(39,979)	(9.2)
Average number of table games	236	237	(1)	(0.4)
Table drop	$1,690,132	$1,852,816	$(162,684)	(8.8)
Table games win	$395,439	$456,021	$(60,582)	(13.3)
Table games win %	23.4%	24.6%	(1.2)
Table games win per unit per day	$4,581	$5,282	$(701)	(13.3)
Average number of slot machines	1,788	1,822	(34)	(1.9)
Slot machine handle	$3,427,820	$3,237,085	$190,735	5.9
Slot machine win	$230,954	$213,025	$17,929	8.4
Slot machine win per unit per day	$354	$320	$34	10.6
Poker rake	$12,569	$10,048	$2,521	25.1
Encore Boston Harbor (1):
Total casino revenues	$243,855	$—	$243,855	—
Average number of table games	152	—	152	—
Table drop	$778,898	$—	$778,898	—
Table games win	$151,247	$—	$151,247	—
Table games win %	19.4%	—%	19.4
Table games win per unit per day	$5,178	$—	$5,178	—
Average number of slot machines	3,023	—	3,023	—
Slot machine handle	$1,847,080	$—	$1,847,080	—
Slot machine win	$138,264	$—	$138,264	—
Slot machine win per unit per day	$238	$—	$238	—
Poker rake	$12,324	$—	$12,324	—
(1) Encore Boston Harbor opened on June 23, 2019.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Years Ended December 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$174,576	$170,067	$4,509	2.7
Occupancy	97.2%	96.5%	0.7
ADR	$269	$265	$4	1.5
REVPAR	$262	$255	$7	2.7
Wynn Macau:
Total room revenues (dollars in thousands)	$110,387	$113,495	$(3,108)	(2.7)
Occupancy	99.2%	99.2%	—
ADR	$286	$283	$3	1.1
REVPAR	$284	$281	$3	1.1
Las Vegas Operations:
Total room revenues (dollars in thousands)	$483,055	$468,238	$14,817	3.2
Occupancy	87.5%	87.5%	—
ADR	$325	$314	$11	3.5
REVPAR	$284	$274	$10	3.6
Encore Boston Harbor (1):
Total room revenues (dollars in thousands)	$36,144	$—	$36,144	—
Occupancy	72.6%	—%	—
ADR	$391	$—	$391	—
REVPAR	$284	$—	$284	—
(1) Encore Boston Harbor opened on June 23, 2019.

Room revenues increased $52.4 million, primarily due to $36.1 million from Encore Boston Harbor and higher ADR at Wynn Palace and our Las Vegas Operations, partially offset by rooms out of service for renovations at Wynn Macau during 2019. We completed our Encore tower room renovation at Wynn Macau in the fourth quarter of 2019.

Food and beverage revenues increased $64.7 million, primarily due to $61.1 million from Encore Boston Harbor and increased covers at our high-volume restaurants at our Macau Operations, partially offset by a decrease in Food and beverage revenues of $8.3 million at our Las Vegas Operations primarily due to lower revenues from our nightclubs and banquets.

Entertainment, retail and other revenues decreased $12.6 million primarily due to the closure of certain owned retail outlets at our Macau Operations and their conversion to leased outlets during 2019, the effect of which was partially offset by Entertainment, retail and other revenues of $22.8 million from Encore Boston Harbor. During the third quarter of 2018, Wynn Palace and Wynn Macau recorded business interruption insurance proceeds of $5.4 million and $5.3 million, respectively, related to the full settlement of claims from Typhoon Hato in 2017.

Operating expenses

The table below presents operating expenses (in thousands):

	Years Ended December 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$2,924,254	$3,036,907	$(112,653)	(3.7)
Rooms	276,095	254,549	21,546	8.5
Food and beverage	696,498	611,706	84,792	13.9
Entertainment, retail and other	170,206	183,113	(12,907)	(7.0)
General and administrative	896,670	761,415	135,255	17.8
Litigation settlement	—	463,557	(463,557)	(100.0)
Provision for doubtful accounts	21,898	6,527	15,371	235.5
Pre-opening	102,009	53,490	48,519	90.7
Depreciation and amortization	624,878	550,596	74,282	13.5
Property charges and other	20,286	60,256	(39,970)	(66.3)
Total operating expenses	$5,732,794	$5,982,116	$(249,322)	(4.2)

Total operating expenses decreased $249.3 million compared to the year ended December 31, 2018, primarily due to a prior year litigation settlement expense of $463.6 million. The decrease was partially offset by operating expenses associated with the opening of Encore Boston Harbor on June 23, 2019.

Casino expenses decreased commensurate with the decrease in casino revenues at our Macau Operations and Las Vegas Operations, partially offset by $141.4 million of casino expenses from Encore Boston Harbor.

Room expenses increased primarily due to $17.5 million from Encore Boston Harbor and an increase of $3.0 million from our Las Vegas Operations. The increase at our Las Vegas Operations was primarily driven by increased payroll costs.

Food and beverage expenses increased primarily due to $56.7 million from Encore Boston Harbor and increases of $9.4 million, $9.9 million, and $8.8 million at Wynn Palace, Wynn Macau and our Las Vegas Operations, respectively. The increases at Wynn Palace and Wynn Macau were driven by incremental costs associated with opening new food and beverage outlets at Wynn Palace and increased cost of goods sold. The increase at our Las Vegas Operations was primarily driven by increased payroll costs.

Entertainment, retail and other expenses decreased $12.9 million, primarily due to the closure of certain owned retail outlets at our Macau Operations and their conversion to leased outlets during 2019.

General and administrative expenses increased primarily due to $117.2 million from Encore Boston Harbor and increases of $1.5 million, $11.6 million, and $3.0 million, at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These increases were primarily attributable to increased payroll costs and property taxes at our Macau Operations and increased advertising costs at our Las Vegas Operations.

Litigation settlement expense of $463.6 million was incurred in the first quarter of 2018 in connection with the repayment of the Redemption Note for claims related to the allegedly below-market interest rate of the Redemption Note.

The provision for doubtful accounts increased $11.2 million, $1.3 million and $1.4 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The increases were primarily due to the impact of historical collection patterns and current collection trends, as well as the specific review of customer accounts, on our estimated allowance for the respective periods.

For the years ended December 31, 2019 and 2018, pre-opening expenses totaled $102.0 million and $53.5 million, respectively, which primarily related to the development of Encore Boston Harbor.

Depreciation and amortization increased primarily due to additional depreciation expense of $78.4 million associated with the opening of Encore Boston Harbor.

Our property charges and other expenses for the year ended December 31, 2019 consisted primarily of asset abandonments and retirements. Our property charges and other expenses for the year ended December 31, 2018 included $14.7 million for the write-down of the carrying value to the purchase price of an aircraft we sold and $8.3 million related to employee severance arrangements. We also incurred asset abandonments and retirements of $9.8 million, $11.6 million, $4.4 million, and $9.3 million at Wynn Palace, Wynn Macau, our Las Vegas Operations, and Corporate and Other, respectively, during the year ended December 31, 2018.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Years Ended December 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$467,946	$439,157	$28,789	6.6
Capitalized interest	(53,916)	(57,308)	(3,392)	(5.9)
	$414,030	$381,849	$32,181	8.4

Weighted average total debt balance	$9,287,441	$9,155,978
Weighted average interest rate	5.04%	4.80%

Interest costs increased due to an increase in the weighted average interest rate. Capitalized interest decreased due to the completion of Encore Boston Harbor construction activities on June 23, 2019.

Other non-operating income and expenses

We recorded a $12.4 million loss on extinguishment of debt for the year ended December 31, 2019 related to the Refinancing Transactions. For more information on the Refinancing Transactions, see Note 7, "Long-Term Debt." We recorded a $0.1 million net gain on extinguishment of debt for the year ended December 31, 2018, related to the repayment of the Redemption Note, Wynn Resorts' purchase of $40.0 million of Wynn Las Vegas' 5 1/2% Senior Notes due 2025 and 5 1/4% Senior Notes due 2027 and the execution of the supplemental indenture related to Wynn Las Vegas' 4 1/4% Senior Notes due 2023, offset by a loss on debt extinguishment associated with the amendment of the Wynn Macau Credit Facilities.

During the first quarter of 2018, we repaid the $1.94 billion principal amount of the Redemption Note and recorded a loss of $69.3 million from the change in the fair value of the Redemption Note.

We incurred a foreign currency remeasurement gain of $15.2 million and loss of $4.1 million for the years ended December 31, 2019 and 2018, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

Income Taxes
For the years ended December 31, 2019 and 2018, we recorded a tax provision of $176.8 million and a tax benefit of $497.3 million, respectively. The 2019 income tax expense is primarily related to the increase in the valuation allowance for U.S foreign tax credits and disallowed interest expense carryforwards. The 2018 income tax benefit primarily related to a decrease in the valuation allowance for U.S. foreign tax credits as a result of tax reform.
Wynn Macau SA received a five-year exemption from the Macau Complementary Tax on casino gaming profits through December 31, 2020. For the years ended December 31, 2019 and 2018, we were exempt from the payment of $77.7 million and $96.8 million, respectively, in such taxes. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau special gaming tax and other levies together totaling 39% in accordance with our concession agreement.
In August 2016, Wynn Macau SA received an extension of its agreement with the Macau government that provides for an annual payment of 12.8 million Macau patacas (approximately $1.6 million) as complementary tax due by stockholders on dividend distributions through December 31, 2020.
We have participated in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP") for the 2012 through 2019 tax years and will continue to participate in the IRS CAP for the 2020 tax year.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $188.4 million for the year ended December 31, 2019, compared to $230.7 million for the year ended December 31, 2018. These amounts are primarily related to the noncontrolling interests' share of net income from WML.

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

The following table summarizes Adjusted Property EBITDA (in thousands) for Wynn Palace, Wynn Macau, Las Vegas Operations, and Encore Boston Harbor as reviewed by management and summarized in Item 8—"Financial Statements and Supplementary Data," Note 19, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income attributable to Wynn Resorts, Limited.

	Years Ended December 31,
	2019	2018	Increase/ (Decrease)	Percent Change
Wynn Palace	$729,535	$843,902	$(114,367)	(13.6)
Wynn Macau	648,837	733,238	(84,401)	(11.5)
Las Vegas Operations	413,886	467,273	(53,387)	(11.4)
Encore Boston Harbor	23,150	—	23,150	—

Adjusted Property EBITDA at Wynn Palace decreased 13.6% for the year ended December 31, 2019, primarily due to a decrease in VIP turnover and VIP table games win.

Adjusted Property EBITDA at Wynn Macau decreased 11.5% for the year ended December 31, 2019, primarily due to a decrease in VIP turnover and VIP table games win and increased general and administrative expenses.

Adjusted Property EBITDA at our Las Vegas Operations decreased 11.4% for the year ended December 31, 2019, primarily due to decreased table drop and increased operating expenses.

Adjusted Property EBITDA at Encore Boston Harbor was $23.2 million for the year ended December 31, 2019. Encore Boston Harbor opened on June 23, 2019.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Years Ended December 31,
Cash Flows - Summary	2019	2018
Net cash provided by operating activities	$901,070	$961,489
Net cash used in investing activities:
Capital expenditures, net of construction payables and retention	(1,063,293)	(1,475,972)
Purchase of intangible and other assets	(6,000)	(126,414)
Proceeds from the sale or maturity of investment securities	—	359,461
Purchase of investment securities	—	(34,098)
Proceeds from sale of assets	695	54,213
Net cash used in investing activities	(1,068,598)	(1,222,810)

Net cash used in financing activities:
Proceeds from issuance of long-term debt	3,893,778	2,788,925
Repayments of long-term debt	(2,930,015)	(3,032,267)
Proceeds from note receivable from sale of ownership interest in subsidiary	—	75,000
Proceeds from issuance of common stock, net of issuance costs	—	915,240
Repurchase of common stock	(66,986)	(159,544)
Finance lease payment	(73)	—
Proceeds from exercise of stock options	14,696	21,971
Shares of subsidiary repurchased for share award plan	(5,384)	(6,232)
Dividends paid	(566,521)	(569,781)
Distribution to noncontrolling interest	(7,745)	(305,372)
Payment to acquire derivatives	—	(3,900)
Payments for financing costs	(32,738)	(48,297)
Net cash provided by (used in) financing activities	299,012	(324,257)

Effect of exchange rate on cash, cash equivalents and restricted cash	7,485	(1,733)
Increase (decrease) in cash, cash equivalents and restricted cash	$138,969	$(587,311)

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

During the year ended December 31, 2019, the decrease in net cash provided by operations was primarily driven by lower operating revenues at our Macau Operations and Las Vegas Operations, offset by operating revenues from Encore Boston Harbor.

During the year ended December 31, 2018, net cash provided by operations was impacted by a litigation settlement expense and a reduction in customer deposits at our Macau Operations.

Investing Activities

During the year ended December 31, 2019, we incurred capital expenditures of $471.4 million at Encore Boston Harbor, primarily related to the construction of the resort which opened in June 2019; $211.1 million related to the construction of the Meeting and Convention Expansion and the reconfiguration of the golf course; $142.1 million at Wynn Macau primarily related to our Encore Tower room remodel and Lakeside Casino expansion; and $66.5 million and $96.9 million at Wynn Palace and our Las Vegas Operations, respectively, primarily related to maintenance capital expenditures.

During the year ended December 31, 2018, we incurred $1.48 billion in capital expenditures, net of construction payables and retention, driven by capital expenditures of $791.3 million related to Encore Boston Harbor and $247.0 million for the acquisition of land on the Las Vegas Strip directly across from Wynn Las Vegas. Capital expenditures were offset by net proceeds from the sale or maturity of investment securities of $325.4 million.

Financing Activities

During the first quarter of 2019 we borrowed an additional $250.0 million term loan under the Wynn Resorts Term Loan. During the third quarter of 2019, in connection with the Refinancing Transactions described below, we repaid $991.3 million of outstanding principal under the Wynn America Credit Facilities and $746.3 million of outstanding principal under the Wynn Resorts Term Loan along with related financing costs, using proceeds from the borrowing of $1.03 billion under the WRF Credit Facilities and the issuance of $750.0 million of 2029 WRF Notes. During the fourth quarter of 2019, we received net proceeds of $990.2 million from the issuance of the WML 2029 Notes. Throughout the year ended December 31, 2019, we repaid $273.9 million, net of amounts borrowed, on the Wynn Macau Revolver. In addition, we used cash of $566.5 million for the payment of dividends, of which $400.6 million was paid to Wynn Resorts shareholders and $165.9 million was paid to WML shareholders, excluding Wynn Resorts.

During the year ended December 31, 2018, we repaid the Redemption Note principal amount of $1.94 billion using cash on hand and amounts borrowed under a Wynn Resorts bridge facility and the WA Senior Revolving Credit Facility. In April 2018, we repaid all amounts borrowed under the Wynn Resorts bridge facility and the WA Senior Revolving Credit Facility using net proceeds of $915.2 million from a registered public equity offering. In addition, we borrowed $623.9 million under the Wynn Macau Revolver, $615.0 million under the Retail Term Loan, $500.0 million under the Wynn Resorts Term Loan, and we used cash of $569.8 million for the payment of dividends and $305.4 million for distributions to noncontrolling interest holders of the Retail Joint Venture. In the fourth quarter, the Company repurchased 1,478,552 shares of its common stock for approximately $156.7 million.

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity. Refer to Item 8—"Financial Statements and Supplementary Data," Note 7, "Long-Term Debt" in the accompanying consolidated financial statements for more information regarding each of the Company's debt agreements. The following table is presented by significant financing entity as of December 31, 2019 (in thousands):

	Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Resorts (Macau) S.A. and subsidiaries	$799,178	$399,263
Wynn Macau, Limited and subsidiaries (1)	1,009,702	—
Wynn Resorts Finance, LLC and subsidiaries (2)	123,733	831,950
Wynn Resorts, Limited and other	419,291	—
Total	$2,351,904	$1,231,213
(1) Excluding Wynn Resorts (Macau) S.A. and subsidiaries.
(2) Excluding Wynn Macau, Limited and subsidiaries.

Wynn Resorts (Macau) S.A. and subsidiaries. Wynn Resorts (Macau) S.A. ("Wynn Macau SA") generates cash from our Macau Operations and utilizes its revolver to fund short term working capital requirements as needed. We expect to use this cash to service our existing Wynn Macau Credit Facilities, make distributions to WML, and fund working capital and capital expenditure requirements at our Macau Operations.

Wynn Macau completed its Encore Tower room remodel and opened a significant portion of its Lakeside Casino expansion in the fourth quarter of 2019; as such, we do not expect to incur significant ongoing capital expenditures for these projects. The Company is currently in the design phase for the Crystal Pavilion, an expansion of Wynn Palace. We do not expect to incur significant capital expenditures related to the construction of this project until late 2021.

In connection with WML's issuance of the WML 2029 Notes described below, we expect to repay approximately $1.0 billion of the Wynn Macau Term Loan over the next two years, subject to generating sufficient operating cash flow from our Macau Operations. In February 2020, Wynn Macau SA prepaid $150.0 million of the Wynn Macau Term Loan, and the future contractual amortization payments were reduced on a pro-rata basis.

WML is dependent on Wynn Macau SA's ability to make periodic distributions in order to facilitate its debt service requirements and to pay dividends to its shareholders, which includes Wynn Resorts. The Wynn Macau Credit Facilities contain customary negative and financial covenants, including, but not limited to, leverage ratio and interest coverage ratio tests (as defined in the Wynn Macau Credit Facilities) that could restrict its ability to make distributions to WML and incur additional indebtedness. Wynn Macau SA is required to maintain a leverage ratio of not greater than 4.75 to 1, 4.25 to 1, and 4.00 to 1 for the fiscal years ended December 31, 2018, December 31, 2019, and December 31, 2020 and thereafter, respectively, and an interest coverage ratio of not less than 2.00 to 1 at any time. For the years ended December 31, 2018 and 2019, Wynn Macau SA complied with these ratios.

Wynn Macau, Limited and subsidiaries. Wynn Macau, Limited ("WML") primarily generates cash through distributions from Wynn Macau SA. We expect to use this cash to service our existing WML Notes, pay dividends to shareholders of WML (of which we own approximately 72%), and fund working capital requirements at WML.

In December 2019, WML issued at par $1.0 billion of 5 1/8% senior unsecured notes due 2029 (the "WML 2029 Notes"). The Company expects to use an equivalent amount of the net proceeds from the WML 2029 Notes to facilitate the repayment of $1.0 billion of the Wynn Macau Term Loan as described above.

On June 19, 2019 and September 16, 2019, WML paid cash dividends of HK$0.45 per share each for a total of $596.0 million. The Company's share of these dividends was $430.1 million with the remaining $165.9 million paid to WML’s public shareholders.

If our portion of our cash and cash equivalents were repatriated to the U.S. on December 31, 2019, it would be subject to minimal U.S. taxes in the year of repatriation.

Wynn Resorts Finance, LLC and subsidiaries. Wynn Resorts Finance, LLC (formerly known as Wynn America, LLC) ("WRF" or "Wynn Resorts Finance") generates cash from distributions from its subsidiaries, which include our Macau

Operations, Wynn Las Vegas, and Encore Boston Harbor, and contributions from Wynn Resorts, as required. In addition, WRF may utilize its available revolving borrowing capacity as needed. We expect to use this cash to service our WRF Credit Facilities, 2029 WRF Notes, and WLV Notes, make distributions to Wynn Resorts, and to fund working capital and capital expenditure requirements.

In 2020, Wynn Las Vegas will undergo a room remodel of the Wynn Tower, which we expect to complete before the end of the first quarter of 2021. In addition, Wynn Las Vegas is developing three new food and beverage concepts, which are expected to be open by the end of 2020. We expect to incur between $225 million and $250 million of capital expenditures associated with these projects.

On September 20, 2019, WRF and its subsidiary Wynn Resorts Capital Corp. (collectively with WRF, the "WRF Issuers"), each an indirect wholly owned subsidiary of the Company, issued at par $750.0 million aggregate principal amount of 5 1/8% Senior Notes due 2029 (the "2029 WRF Notes"). Concurrently with the issuance of the 2029 WRF Notes, WRF entered into a credit agreement (the "WRF Credit Agreement") providing for a new first lien term loan facility in an aggregate principal amount of $1.0 billion (the "WRF Term Loan") and a new first lien revolving credit facility in an aggregate principal amount of $850.0 million (the "WRF Revolver" and together with the WRF Term Loan, the "WRF Credit Facilities") (the WRF Credit Facilities and 2029 WRF Notes are collectively referred to as the "Refinancing Transactions"). Wynn Resorts Finance used the net proceeds from the Refinancing Transactions to refinance the existing Wynn America Credit Facilities and the Wynn Resorts Term Loan and to pay related fees and expenses. See Item 8 — Note 7, "Long-Term Debt" for further discussion of the Refinancing Transactions.

On February 1, 2020, WRF purchased the Meeting and Convention Expansion from a subsidiary of Wynn Resorts at fair value, which was determined to be $366.0 million, subject to customary purchase price adjustments. WRF drew $366.0 million under the WRF Revolver to fund this purchase.

WRF is a holding company and, as a result, its ability to pay dividends to Wynn Resorts is dependent on WRF receiving distributions from its subsidiaries, which include WML, Wynn Las Vegas, LLC and Wynn MA, LLC (the owner and operator of Encore Boston Harbor). The WRF Credit Facilities contain customary negative and financial covenants, including, but not limited to, covenants that restrict WRF's ability to pay dividends or distributions and incur additional indebtedness. WRF may make ordinary course dividends or distributions to Wynn Resorts in an amount not to exceed $1.0 billion in any fiscal year, with certain carryover provisions for unused amounts from the two preceding fiscal years. In addition, WRF may distribute an amount greater than $1.0 billion in any fiscal year subject to certain other conditions.

The 2029 WRF Notes' indenture contains covenants that limit the ability of the WRF Issuers and the guarantors to, among other things, create or incur liens to secure debt in excess of the greater of $1.85 billion or an amount that would cause the Consolidated Senior Secured Net Leverage Ratio (as defined in the indenture) to be greater than 3.00 to 1.00.

Each of the WLV Notes' indentures contain negative covenants and financial covenants, including, but not limited to, covenants limiting their issuers' and guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. The 2027 WLV Notes' indenture also provides that Wynn Resorts Finance may assume all of Wynn Las Vegas, LLC's obligations under the 2027 WLV Notes' indenture and the 2027 WLV Notes if certain conditions are met.

Wynn Resorts, Limited and other subsidiaries. Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited and other primarily generates cash from royalty and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. We expect to use this cash to service our Retail Term Loan, fund the remaining construction of the Meeting and Convention Expansion, and continue to pay dividends, subject to reassessment and approval by our Board of Directors.

On February 26, 2019, the Company paid a cash dividend of $0.75 and on May 30, 2019, August 27, 2019 and November 22, 2019, the Company paid cash dividends of $1.00 per share, respectively, for a total of $403.0 million of dividends paid during the year ended December 31, 2019.

Other Factors Affecting Liquidity

We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 8—"Financial Statements and Supplementary Data," Note 17, "Commitments and Contingencies."

Our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of December 31, 2019, we had $800.1 million in repurchase authority remaining under the program.

We have in the past repurchased, and in the future, we may periodically consider repurchasing our outstanding notes for cash. The amount of any notes to be repurchased, as well as the timing of any repurchases, will be based on business, market and other conditions and factors, including price, contractual requirements or consents, and capital availability.

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in domestic and international markets. There can be no assurances regarding the business prospects with respect to any other opportunity. Any new development may require us to obtain additional financing. We may decide to conduct any such development through Wynn Resorts, Limited or through subsidiaries separate from the Las Vegas, Boston or Macau-related entities.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for an interest rate collar associated with our Retail Term Loan. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of December 31, 2019, we had outstanding letters of credit totaling $18.1 million.

Contractual Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2019 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations (1)	$323,876	$2,478,896	$1,937,500	$5,775,000	$10,515,272
Fixed interest payments	325,538	651,075	610,117	676,172	2,262,902
Estimated variable interest payments (2)	153,937	233,262	91,711	11,951	490,861
Construction contracts and commitments	173,251	—	—	—	173,251
Operating leases	27,908	47,731	36,606	464,903	577,148
Finance leases	1,203	2,406	2,406	66,287	72,302
Employment agreements	69,981	51,650	2,807	—	124,438
Massachusetts surrounding community payments (3)	10,806	22,097	22,914	112,496	168,313
Other (4)	212,666	109,414	10,091	—	332,171
Total contractual commitments	$1,299,166	$3,596,531	$2,714,152	$7,106,809	$14,716,658
(1) Includes $150.0 million related to the prepayment of the Wynn Macau Term Loan paid in February 2020.
(2) Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates as of December 31, 2019. Actual rates will vary.
(3) Represents payments to certain communities surrounding Encore Boston Harbor, required as a condition of the gaming license awarded to Wynn MA, LLC.
(4) Other includes open purchase orders, future charitable contributions, fixed gaming tax payments in Macau, performance contracts and other contracts. As further discussed in Item 8—"Financial Statements and Supplementary Data," Note 13, "Income Taxes," we had $104.3 million of unrecognized tax benefits as of December 31, 2019. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2019.

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

Development, Construction and Property, and Equipment Estimates

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

During the construction and development stage, direct costs such as those incurred for the design and construction of our resorts, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during construction periods. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. We determine the estimated useful lives based on our experience with similar assets, estimates of the usage of the asset and other factors specific to the asset. Depreciation expense related to capitalized construction costs and fixed assets commences when the related assets are placed in service. The remaining estimated useful lives of assets are periodically reviewed and adjusted as necessary.

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

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relates to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at our Las Vegas Operations. While offered, the issuance of credit at our Macau Operations and Encore Boston Harbor is less significant when compared to Las Vegas. Our goal is to maintain strict controls over the issuance of credit and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and litigation. Markers issued at our Las Vegas Operations and Encore Boston Harbor are generally legally enforceable instruments in the United States, and United States assets of foreign customers may be used to satisfy judgments entered in the United States.

The enforceability of markers and other forms of credit related to gaming debt outside of the United States varies from country to country. Some foreign countries do not recognize the enforceability of gaming related debt, or make enforcement burdensome. We closely consider the likelihood and difficulty of enforceability, among other factors, when issuing credit to customers who are not residents of the United States. In addition to our internal credit and collection departments, we have a network of legal, accounting and collection professionals to assist us in our determinations regarding enforceability and our overall collection efforts.

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

The following table presents key statistics related to our casino accounts receivable (dollars in thousands):

	December 31,
	2019	2018
Casino accounts receivable	$304,137	$229,594
Allowance for doubtful casino accounts receivable	$37,652	$31,263
Allowance as a percentage of casino accounts receivable	12.4%	13.6%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2019 and 2018, 61.0% and 57.9%, respectively, of our outstanding casino accounts receivable balance originated at our Macau Operations, the majority of which relates to advances to gaming promoters, which are settled within five days of period end.

As of December 31, 2019, a 100 basis point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $3.0 million.

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

As of December 31, 2019, we have a foreign tax credit ("FTC") carryforward of $3.1 billion and a deferred tax asset related to interest expense carryforwards of $88.3 million. As of December 31, 2019, we have recorded valuation allowances of $2.51 billion and $88.3 million, respectively, against the FTC carryforward and disallowed interest expense carryforward assets based on our estimate of future realization. The FTCs are attributable to the Macau special gaming tax, which is 35% of gross gaming revenue in Macau. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including recent operating profitability, forecasts of future earnings, the duration of statutory carryforward periods, and tax planning strategies.

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

Recently Adopted Accounting Standards and Accounting Standards Issued But Not Yet Adopted

See Item 8—"Financial Statements and Supplementary Data," Note 2, "Basis of Presentation and Significant Accounting Policies."

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

The following table provides estimated future cash flow information derived from our best estimates of repayments as of December 31, 2019, of our expected long-term indebtedness and related weighted average interest rates by expected maturity dates. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. Actual rates will vary. Additionally, the potential effect that the proposed LIBOR phaseout could have on our business and financial condition cannot yet be determined (see Item 1A—"Risk Factors," Risks Related to our Indebtedness for further discussion). The one-month LIBOR and HIBOR rates as of December 31, 2019 of 1.76% and 2.68%, respectively, were used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable.

	Years Ending December 31,
	Expected Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total
	(dollars in millions)
Long-term debt:
Fixed rate	$—	$—	$—	$500.0	$600.0	$5,160.0	$6,260.0
Average interest rate	—%	—%	—%	4.3%	4.9%	5.3%	5.2%
Variable rate	$323.9	$367.5	$2,111.4	$50.0	$787.5	$615.0	$4,255.3
Average interest rate	3.8%	3.9%	3.9%	3.5%	3.5%	3.5%	3.8%

Interest Rate Sensitivity

As of December 31, 2019, approximately 59.5% of our long-term debt was based on fixed rates. Based on our borrowings as of December 31, 2019, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $42.6 million.

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

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of our Wynn Macau, Limited and Wynn Macau SA debt is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition, and ability to service debt. Based on our balances as of December 31, 2019, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $26.8 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Wynn Resorts, Limited and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wynn Resorts, Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

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
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Valuation of Deferred Tax Assets

Description of the Matter
As more fully described in Note 12 to the consolidated financial statements, at December 31, 2019, the Company had deferred tax assets related to foreign tax credit carryforwards, disallowed interest expense carryforwards and other U.S. and foreign deferred tax assets of $3.4 billion, net of a $2.8 billion valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management’s assessment of the realizability of the Company’s deferred tax assets was complex and highly judgmental due to the significant estimation required in measuring deferred tax assets. These deferred tax assets are affected by assumptions, including forecasted taxable domestic and foreign-sourced income and related royalties, the amount of interest expense and other expenses allocated to foreign sourced income and the effect of tax planning strategies. Fluctuations in actual results from those forecasted can have a material impact on the recoverability of these deferred tax assets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for evaluating the realization of the Company’s deferred tax assets, including controls over management’s review of the forecast and significant assumptions described above and identification and reasonableness of available tax planning strategies.

To test the valuation of deferred tax assets, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to the Company’s business plans and current industry and economic trends and evaluated whether changes to the company’s business model, economic trends and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the valuation allowance that would result from changes in the assumptions. We involved our tax professionals to evaluate the application of tax law in the Company’s available tax planning strategies, and carryforward amounts, and the evaluation of the carryforward lives of its deferred tax assets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Las Vegas, Nevada
February 28, 2020

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,351,904	$2,215,001
Receivables, net	346,429	276,644
Inventories	88,519	66,627
Prepaid expenses and other	69,485	83,104
Total current assets	2,856,337	2,641,376
Property and equipment, net	9,623,832	9,385,920
Restricted cash	6,388	4,322
Intangible assets, net	146,414	222,506
Operating lease assets	452,919	—
Deferred income taxes, net	562,262	736,452
Other assets	223,129	225,693
Total assets	$13,871,281	$13,216,269
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$262,437	$321,796
Customer deposits	824,269	955,450
Gaming taxes payable	168,043	247,341
Accrued compensation and benefits	180,140	163,966
Accrued interest	73,136	61,595
Current portion of long-term debt	323,876	11,960
Other accrued liabilities	150,983	119,955
Total current liabilities	1,982,884	1,882,063
Long-term debt	10,079,983	9,411,140
Long-term operating lease liabilities	159,182	—
Other long-term liabilities	107,760	108,277
Total liabilities	12,329,809	11,401,480
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 122,837,930 and 122,115,585 shares issued; 107,363,943 and 107,232,026 shares outstanding, respectively	1,228	1,221
Treasury stock, at cost; 15,473,987 and 14,883,559 shares, respectively	(1,410,998)	(1,344,012)
Additional paid-in capital	2,512,676	2,457,079
Accumulated other comprehensive loss	(1,679)	(1,950)
Retained earnings	641,818	921,785
Total Wynn Resorts, Limited stockholders' equity	1,743,045	2,034,123
Noncontrolling interests	(201,573)	(219,334)
Total stockholders' equity	1,541,472	1,814,789
Total liabilities and stockholders' equity	$13,871,281	$13,216,269

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Operating revenues:
Casino	$4,573,924	$4,784,990	$4,244,303
Rooms	804,162	751,800	670,957
Food and beverage	818,822	754,128	732,115
Entertainment, retail and other	414,191	426,742	422,785
Total operating revenues	6,611,099	6,717,660	6,070,160
Operating expenses:
Casino	2,924,254	3,036,907	2,718,120
Rooms	276,095	254,549	244,828
Food and beverage	696,498	611,706	567,690
Entertainment, retail and other	170,206	183,113	196,547
General and administrative	896,670	761,415	685,485
Litigation settlement	—	463,557	—
Provision (benefit) for doubtful accounts	21,898	6,527	(6,711)
Pre-opening	102,009	53,490	26,692
Depreciation and amortization	624,878	550,596	552,368
Property charges and other	20,286	60,256	29,576
Total operating expenses	5,732,794	5,982,116	5,014,595
Operating income	878,305	735,544	1,055,565
Other income (expense):
Interest income	24,449	29,866	31,193
Interest expense, net of amounts capitalized	(414,030)	(381,849)	(388,664)
Change in derivatives fair value	(3,228)	(4,520)	(1,056)
Change in Redemption Note fair value	—	(69,331)	(59,700)
(Loss) gain on extinguishment of debt	(12,437)	104	(55,360)
Other	15,159	(4,074)	(21,709)
Other income (expense), net	(390,087)	(429,804)	(495,296)
Income before income taxes	488,218	305,740	560,269
(Provision) benefit for income taxes	(176,840)	497,344	328,985
Net income	311,378	803,084	889,254
Less: net income attributable to noncontrolling interests	(188,393)	(230,654)	(142,073)
Net income attributable to Wynn Resorts, Limited	$122,985	$572,430	$747,181
Basic and diluted net income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$1.15	$5.37	$7.32
Diluted	$1.15	$5.35	$7.28
Weighted average common shares outstanding:
Basic	106,745	106,529	102,071
Diluted	106,985	107,032	102,598

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$311,378	$803,084	$889,254
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	376	(1,936)	(3,832)
Change in net unrealized loss (gain) on investment securities, before and after tax	—	1,292	(563)
Redemption Note credit risk adjustment, net of tax of $2,735	—	9,211	—
Total comprehensive income	311,754	811,651	884,859
Less: comprehensive income attributable to noncontrolling interests	(188,498)	(230,115)	(141,007)
Comprehensive income attributable to Wynn Resorts, Limited	$123,256	$581,536	$743,852

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Wynn Resorts, Limited stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2017	101,799,471	$1,150	$(1,166,697)	$1,226,915	$1,484	$95,097	$157,949	$99,932	$257,881
Cumulative effect, change in accounting for stock-based compensation	—	—	—	2,807	—	(2,696)	111	—	111
Net income	—	—	—	—	—	747,181	747,181	142,073	889,254
Currency translation adjustment	—	—	—	—	(2,766)	—	(2,766)	(1,066)	(3,832)
Change in net unrealized gain on investment securities	—	—	—	—	(563)	—	(563)	—	(563)
Exercise of stock options	661,800	7	—	61,988	—	—	61,995	214	62,209
Issuance of restricted stock	706,341	7	—	18,565	—	—	18,572	653	19,225
Cancellation of restricted stock	(13,333)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(148,413)	—	(17,771)	—	—	—	(17,771)	—	(17,771)
Shares of subsidiary repurchased for share award plan	—	—	—	(283)	—	—	(283)	(109)	(392)
Sale of ownership interest in subsidiary, net of income tax of $17.8 million	—	—	—	149,259	—	—	149,259	13,238	162,497
Cash dividends declared	—	—	—	—	—	(204,515)	(204,515)	(116,568)	(321,083)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(11,436)	(11,436)
Stock-based compensation	—	—	—	38,677	—	—	38,677	3,573	42,250
Balances, December 31, 2017	103,005,866	1,164	(1,184,468)	1,497,928	(1,845)	635,067	947,846	130,504	1,078,350
Cumulative effect, change in accounting for credit risk, net of tax of $2,735	—	—	—	—	(9,211)	9,211	—	—	—
Net income	—	—	—	—	—	572,430	572,430	230,654	803,084
Currency translation adjustment	—	—	—	—	(1,397)	—	(1,397)	(539)	(1,936)
Change in net unrealized loss on investment securities	—	—	—	—	1,292	—	1,292	—	1,292
Redemption Note settlement	—	—	—	—	9,211	—	9,211	—	9,211
Exercise of stock options	261,470	2	—	21,463	—	—	21,465	506	21,971
Issuance of common stock	5,300,000	53	—	915,187	—	—	915,240	—	915,240
Issuance of restricted stock	288,270	3	—	1,295	—	—	1,298	501	1,799
Cancellation of restricted stock	(125,908)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(1,497,672)	—	(159,544)	—	—	—	(159,544)	—	(159,544)
Shares of subsidiary repurchased for share award plan	—	—	—	(4,497)	—	—	(4,497)	(1,735)	(6,232)
Cash dividends declared	—	—	—	—	—	(294,923)	(294,923)	(276,528)	(571,451)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(305,372)	(305,372)
Stock-based compensation	—	—	—	25,702	—	—	25,702	2,675	28,377
Balances, December 31, 2018	107,232,026	1,221	(1,344,012)	2,457,079	(1,950)	921,785	2,034,123	(219,334)	1,814,789
Net income	—	—	—	—	—	122,985	122,985	188,393	311,378
Currency translation adjustment	—	—	—	—	271	—	271	105	376
Exercise of stock options	293,690	3	—	14,693	—	—	14,696	—	14,696
Issuance of restricted stock	472,480	5	—	14,343	—	—	14,348	785	15,133
Cancellation of restricted stock	(43,825)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(590,428)	—	(66,986)	—	—	—	(66,986)	—	(66,986)
Shares of subsidiary repurchased for share award plan	—	—	—	(3,885)	—	—	(3,885)	(1,499)	(5,384)
Cash dividends declared	—	—	—	—	—	(402,952)	(402,952)	(165,835)	(568,787)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(7,745)	(7,745)
Stock-based compensation	—	—	—	30,445	—	—	30,445	3,557	34,002
Balances, December 31, 2019	107,363,943	$1,228	$(1,410,998)	$2,512,676	$(1,679)	$641,818	$1,743,045	$(201,573)	$1,541,472
The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$311,378	$803,084	$889,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	624,878	550,596	552,368
Deferred income taxes	174,190	(498,654)	(310,854)
Stock-based compensation expense	40,372	35,040	43,971
Amortization of debt issuance costs	28,954	36,917	25,013
Loss on extinguishment of debt	12,437	4,391	55,360
Provision (benefit) for doubtful accounts	21,898	6,527	(6,711)
Change in derivatives fair value	3,228	4,520	1,056
Change in Redemption Note fair value	—	69,331	59,700
Property charges and other	5,122	56,974	44,004
Increase (decrease) in cash from changes in:
Receivables, net	(86,712)	(59,157)	829
Inventories, prepaid expenses and other	(37,907)	(5,212)	(4,372)
Customer deposits	(134,858)	(92,395)	456,005
Accounts payable and accrued expenses	(61,910)	49,527	70,954
Net cash provided by operating activities	901,070	961,489	1,876,577
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(1,063,293)	(1,475,972)	(935,474)
Purchase of intangible and other assets	(6,000)	(126,414)	(13,571)
Proceeds from the sale or maturity of investment securities	—	359,461	200,366
Purchase of investment securities	—	(34,098)	(229,328)
Proceeds from sale of assets	695	54,213	20,374
Net cash used in investing activities	(1,068,598)	(1,222,810)	(957,633)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,893,778	2,788,925	2,429,988
Repayments of long-term debt	(2,930,015)	(3,032,267)	(2,959,843)
Proceeds from note receivable from sale of ownership interest in subsidiary	—	75,000	180,000
Proceeds from issuance of common stock, net of issuance costs	—	915,240	—
Repurchase of common stock	(66,986)	(159,544)	(17,771)
Finance lease payment	(73)	—	—
Proceeds from exercise of stock options	14,696	21,971	62,209
Shares of subsidiary repurchased for share award plan	(5,384)	(6,232)	(392)
Dividends paid	(566,521)	(569,781)	(320,760)
Distribution to noncontrolling interest	(7,745)	(305,372)	(11,436)
Income taxes paid from sale of ownership interest in subsidiary	—	—	(25,176)
Payment to acquire derivatives	—	(3,900)	—
Payments for financing costs	(32,738)	(48,297)	(91,174)
Net cash provided by (used in) financing activities	299,012	(324,257)	(754,355)
Effect of exchange rate on cash, cash equivalents and restricted cash	7,485	(1,733)	(3,900)
Cash, cash equivalents and restricted cash:
Increase (decrease) in cash, cash equivalents and restricted cash	138,969	(587,311)	160,689
Balance, beginning of period	2,219,323	2,806,634	2,645,945
Balance, end of period	$2,358,292	$2,219,323	$2,806,634

Supplemental cash flow disclosures
Cash paid for interest, net of amounts capitalized	$373,052	$378,023	$367,074
Capitalized stock-based compensation	$350	$11	$80
(Income tax refunds received) cash paid for income taxes	$(16,811)	$1,885	$37,089
Property and equipment acquired under capital lease	$1,413	$—	$16,593
Liability settled with shares of common stock	$15,134	$1,800	$19,225
Accounts and construction payables related to property and equipment	$163,471	$202,981	$166,790
Other liabilities related to intangible assets	$13,945	$—	$—
Financing costs included in accounts payable and other liabilities	$1,857	$—	$—
Dividends payable on unvested restricted stock included in other accrued liabilities	$6,690	$4,375	$3,220

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Organization and Business

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, "Wynn Resorts" or the "Company") is a designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming.

In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts. The Company refers to Wynn Palace and Wynn Macau as its Macau Operations. In Las Vegas, Nevada, the Company operates and, with the exception of certain retail space, owns 100% of Wynn Las Vegas. Additionally, the Company is a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). The Company refers to Wynn Las Vegas and the Retail Joint Venture as its Las Vegas Operations. On June 23, 2019, the Company opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts, that is owned 100% by the Company.

On September 20, 2019, and concurrently with the Refinancing Transactions (as defined and discussed in Note 7, "Long-Term Debt"), Wynn Resorts contributed all of its equity interests in Wynn Group Asia, Inc. ("Wynn Asia") to Wynn Resorts Finance, LLC, which was formerly known as Wynn America, LLC ("WRF"), making Wynn Asia a wholly owned subsidiary of WRF. WRF is an indirect wholly owned subsidiary of Wynn Resorts. Wynn Asia is a holding company that holds Wynn Resorts' approximately 72% controlling interest in WML.

Macau Operations

Wynn Palace, which opened in August 2016, features a luxury hotel tower with 1,706 guest rooms, suites and villas, approximately 424,000 square feet of casino space, 14 food and beverage outlets, approximately 37,000 square feet of meeting and convention space, approximately 106,000 square feet of retail space, public attractions including a performance lake and floral art displays, and recreation and leisure facilities.

Wynn Macau features two luxury hotel towers with a total of 1,010 guest rooms and suites, approximately 252,000 square feet of casino space, 12 food and beverage outlets, approximately 31,000 square feet of meeting and convention space, approximately 59,000 square feet of retail space, a rotunda show and recreation and leisure facilities.

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 192,000 square feet of casino space, 33 food and beverage outlets, approximately 507,000 square feet of meeting and convention space (including the 217,000 square foot Meeting and Convention Expansion that opened in February 2020, as discussed in Development Projects below), approximately 160,000 square feet of retail space (the majority of which is owned and operated under a joint venture of which the Company owns 50.1%), as well as two theaters, three nightclubs and a beach club and recreation and leisure facilities.

In December 2016, the Company entered into a joint venture arrangement (the "Retail Joint Venture") with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space. In November 2017, the Company contributed approximately 74,000 square feet of additional retail space to the Retail Joint Venture. The Company opened the additional retail space during the fourth quarter of 2018. For more information on the Retail Joint Venture, see Note 18, "Retail Joint Venture."

Encore Boston Harbor

On June 23, 2019, the Company opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The property features a luxury hotel tower with a total of 671 guest rooms and suites, approximately 210,000 square feet of casino space, 16 food and beverage outlets, approximately 71,000 square feet of meeting and convention space, and approximately 8,000 square feet of retail space. Public attractions include a waterfront park, floral displays, and water shuttle service to downtown Boston.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Development Projects

In February 2020, the Company opened its meeting and convention space expansion at Wynn Las Vegas (the "Meeting and Convention Expansion"). The facility features approximately 217,000 square feet of state-of-the-art meeting and convention space available for group reservations.

Subsequent Events

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Currently, no fully effective vaccines have been developed and there can be no assurance that an effective vaccine can be discovered in time to protect against a potential pandemic.

In response, on February 4, 2020, the Macau government announced the closure of all casino operations in Macau, including those at Wynn Palace and Wynn Macau, for a period of 15 days. On February 20, 2020, the Company's casino operations at Wynn Palace and Wynn Macau reopened on a reduced basis, and are expected to fully reopen by March 20, 2020 (the deadline set by the Macau government for Macau casinos to fully reopen). Since reopening, all casinos in Macau are subject to a number of government procedures which address the health and safety of staff and patrons, including limitations on the spacing of open tables and slot machines to ensure adequate distance between people, stopping patrons from congregating together, limiting the number of players and spectators at a table to three to four, temperature checks, mask protection, and health declarations.

Visitation to Macau has fallen precipitously since the outbreak of Coronavirus, driven by the Chinese government's suspension of its visa and group tour schemes that allow mainland Chinese residents to travel to Macau, quarantines in certain cities in mainland China, and the suspension by the Hong Kong government of ferry service from Hong Kong to Macau until further notice.

The US government has put in place restrictions on travel to the US from mainland China, and could expand the restrictions. A significant portion of the Company's US business relies on the willingness and ability of premium international customers to travel to the US, including from mainland China. As such, the Company's Las Vegas Operations and operations at Encore Boston Harbor may also be adversely impacted.

The Coronavirus outbreak has had and will have an adverse effect on the Company's results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 18, "Retail Joint Venture." All significant intercompany accounts and transactions have been eliminated.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost,

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

which approximates fair value. Restricted cash primarily represents those amounts reserved in accordance with WML's share award plan.

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

Inventories

Inventories consist of retail merchandise and food and beverage items, which are stated at the lower of cost or net realizable value, and certain operating supplies. Cost is determined by the first-in, first-out, weighted average and specific identification methods.

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

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project using the weighted average cost of the Company's outstanding borrowings. Interest of $53.9 million, $57.3 million, and $18.4 million was capitalized for the years ended December 31, 2019, 2018, and 2017, respectively.

Intangible Assets

The Company's intangible assets consist primarily of finite-lived intangible assets, including its Macau gaming concession and Massachusetts gaming license. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives. The Company's indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-Lived Assets

Long-lived assets, which are to be held and used, including finite-lived intangible assets and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

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

Lessor Arrangements

The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space at its integrated resorts, which represents approximately 100,000, 59,000, 140,000, and 35,500 square feet of space at Wynn Palace, Wynn Macau, Wynn Las Vegas, and Encore Boston Harbor, respectively. The lease arrangements generally include minimum base rent and contingent rental clauses based on a percentage of net sales. Generally, the terms of the leases range between five and 10 years. The Company records revenue on a straight-line basis over the term of the lease, and recognizes revenue for contingent rentals when the contingency has been resolved. The Company has elected to combine lease and nonlease components for the purpose of measuring lease revenue. Lease revenue is recorded in Entertainment, retail and other revenue in the accompanying Consolidated Statements of Income.

Debt Issuance Costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. Debt issuance costs incurred in connection with the issuance of the Company's revolving credit facilities are presented in noncurrent assets on the Consolidated Balance Sheets. All other debt issuance costs are presented as a direct reduction of long-term debt on the Consolidated Balance Sheets. Approximately $29.0 million, $36.9 million, and $25.0 million was amortized to interest expense during the years ended December 31, 2019, 2018, and 2017, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Derivative Financial Instruments

The Company has an interest rate collar to manage interest rate exposure on its Retail Term Loan (as defined in Note 7, "Long-Term Debt"). The Company measures the fair value of the interest rate collar at each balance sheet date based on a Black-Scholes option pricing model, which incorporates observable market inputs such as market volatility and interest rates. The fair value of the interest rate collar is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in earnings as the Company's interest rate collar does not qualify for hedge accounting. The fair value approximates the amount the Company would pay if the interest rate collar was settled at the respective valuation date.

Revenue Recognition

The Company's revenue from contracts with customers primarily consists of casino wagers and sales of rooms, food and beverage, entertainment, retail and other goods and services.
Gross casino revenues are measured by the aggregate net difference between gaming wins and losses. The Company applies a practical expedient by accounting for its casino wagering transactions on a portfolio basis versus an individual basis as all wagers have similar characteristics. Commissions rebated to customers either directly or indirectly through games promoters and cash discounts and other cash incentives earned by customers are recorded as a reduction of casino revenues. In addition to the wager, casino transactions typically include performance obligations related to complimentary goods or services provided to incentivize future gaming or in exchange for points earned under the Company's loyalty programs.
For casino transactions that include complimentary goods or services provided by the Company to incentivize future gaming, the Company allocates the standalone selling price of each good or service to the appropriate revenue type based on the good or service provided. Complimentary goods or services that are provided under the Company's control and discretion and supplied by third parties are recorded as an operating expense.
The Company offers loyalty programs at each of its resorts. Under the programs at Encore Boston Harbor and the Company's Macau Operations, customers earn points based on their level of table games and slots play, which can be redeemed for free play, gifts and complimentary goods or services provided by the Company. Under the program at its Las Vegas Operations, customers earn points based on their level of slots play, which can be redeemed for free play. For casino transactions that include points earned under the Company's loyalty programs, the Company defers a portion of the revenue by recording the estimated standalone selling price of the earned points that are expected to be redeemed as a liability.
Upon redemption of the points for Company-owned goods or services, the standalone selling price of each good or service is allocated to the appropriate revenue type based on the good or service provided. Upon the redemption of points with third parties, the redemption amount is deducted from the liability and paid directly to the third party with any difference between the amount paid and the stand-alone selling price recorded as Entertainment, retail and other revenue in the accompanying Consolidated Statements of Income.

After allocating amounts to the complimentary goods or services provided and to the points earned under the Company's loyalty programs, the residual amount is recorded as casino revenue when the wager is settled.
The transaction price for rooms, food and beverage, entertainment, retail and other transactions is the net amount collected from the customer for such goods and services and is recorded as revenue when the goods are provided, services are performed or events are held. Sales tax and other applicable taxes collected by the Company are excluded from revenues. Advance deposits on rooms and advance ticket sales are performance obligations that are recorded as customer deposits until services are provided to the customer. Revenues from contracts with multiple goods or services are allocated to each good or service based on its relative standalone selling price. As previously noted, Entertainment, retail and other revenue also includes lease revenue, which is recognized in accordance with Topic 842.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Consolidated Statements of Income. These taxes totaled $2.24 billion, $2.44 billion, and $2.17 billion for the years ended December 31, 2019, 2018, and 2017, respectively.

Advertising Costs

The cost of advertising is expensed as incurred, and totaled $61.3 million, $40.6 million, and $37.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Pre-opening Expenses

Pre-opening expenses represent personnel, advertising, and other costs incurred prior to the opening of new ventures and are expensed as incurred. During the years ended December 31, 2019, 2018, and 2017, the Company incurred pre-opening expenses primarily in connection with the development of Encore Boston Harbor.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Measurements

The Company measures certain of its financial assets and liabilities, at fair value on a recurring basis pursuant to accounting standards for fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

•Level 1 - Observable inputs such as quoted prices in active markets.

•Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable.

•Level 3 - Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting standards, which require the compensation cost relating to share-based payment transactions be recognized in the Company's Consolidated Statements of Income. The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. Dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant. Expected volatility is based on implied and historical factors related to the Company's common stock. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve for stock options issued under the Omnibus Plan (as defined in Note 12, "Stock-Based Compensation") and the Hong Kong Exchange Fund rates for stock options issued under the Share Option Plan (as defined in Note 12, "Stock-Based Compensation"), both at the time of grant for the period equal to the expected term. Expected term represents the weighted average time between the option's grant date and its exercise date. The Company uses historical award exercise activity and termination activity in estimating the expected term for the Omnibus Plan and Share Option Plan. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award), and forfeitures are recognized as they occur. The Company's stock-based employee compensation arrangements are more fully discussed in Note 12, "Stock-Based Compensation."

Recently Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("Topic 842"), which requires recognition of lease assets and liabilities on the balance sheet and disclosure of additional information about leasing activities. The Company adopted this standard using a modified retrospective transition approach with an initial application date of January 1, 2019. As a result, prior periods were not retrospectively adjusted and are not comparable to current periods. The Company elected the practical expedient permitting lessees to carry forward historical lease classifications for existing arrangements. The following is a summary of the significant impacts on the Company's balance sheet as of January 1, 2019:
•The Company recognized operating lease assets and liabilities of $154.1 million, which represented the discounted future minimum lease payments of all existing leases on the initial application date.
•The net carrying amount of a definite-lived intangible asset, which related to a leasehold interest in land and totaled $88.1 million, was reclassified to operating lease assets.
•Leasehold interests in land, net, which totaled $206.9 million, were reclassified to operating lease assets from property and equipment, net.
•Certain other initial direct cost assets, prepaid lease assets, and deferred rent accrued liabilities were reclassified to operating lease assets.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounting Standards Issued But Not Yet Adopted

Financial Instruments - Credit Losses

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Application of the amendments is through a cumulative-effect adjustment to retained earnings. The Company adopted the guidance effective January 1, 2020, and this adoption did not have a material effect on its Consolidated Financial Statements.

Cloud Computing Arrangement Implementation Costs

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to eliminate potential diversity in practice in accounting for costs incurred to implement cloud computing arrangements that are service contracts by requiring customers in such arrangements to follow internal-use software guidance with respect to such costs, with any resulting deferred implementation costs recognized over the term of the contract in the same income statement line item as the fees associated with the hosting element of the arrangement. The Company adopted the guidance effective January 1, 2020, and this adoption did not have a material effect on its Consolidated Financial Statements.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted the guidance effective January 1, 2020, and this adoption did not have a material effect on its Consolidated Financial Statements.

Note 3 - Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents:
Cash (1)	$1,265,502	$1,455,744
Cash equivalents (2)	1,086,402	759,257
Total cash and cash equivalents	2,351,904	2,215,001
Restricted cash (3)	6,388	4,322
Total cash, cash equivalents and restricted cash	$2,358,292	$2,219,323

(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 - Receivables, net

Receivables, net consisted of the following (in thousands):

	December 31,
	2019	2018
Casino	$304,137	$229,594
Hotel	22,114	22,086
Other	59,495	57,658
	385,746	309,338
Less: allowance for doubtful accounts	(39,317)	(32,694)
	$346,429	$276,644

As of December 31, 2019 and 2018, approximately 79.0% and 85.0%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which our customers reside could affect the collectability of such receivables.

Note 5 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Buildings and improvements	$9,367,241	$7,707,467
Land and improvements	1,246,679	1,141,032
Furniture, fixtures and equipment	2,932,483	2,288,370
Leasehold interests in land	—	313,516
Airplanes	110,623	110,623
Construction in progress	477,333	1,912,801
	14,134,359	13,473,809
Less: accumulated depreciation	(4,510,527)	(4,087,889)
	$9,623,832	$9,385,920

As of December 31, 2019, construction in progress consisted primarily of costs capitalized, including interest, for the construction of the additional meeting and convention space at Wynn Las Vegas. As of December 31, 2018, construction in progress consisted primarily of costs capitalized, including interest, for the construction of Encore Boston Harbor. On June 23, 2019, Encore Boston Harbor opened and its associated construction in progress balance was placed into service.

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $602.9 million, $546.1 million, and $547.9 million, respectively.

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

In accordance with asset acquisition accounting standards, the Company allocated the purchase price to the identifiable assets acquired based on the relative fair value of each component. As a result, the Company recorded $247.0 million of the purchase price as land and $89.1 million of the purchase price as a finite-lived intangible asset, which was reclassified to Operating lease assets upon the adoption of Topic 842 on January 1, 2019. For more information regarding the lease, see Note 15,"Leases."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 - Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31,
	2019	2018
Finite-lived intangible assets:
Macau gaming concession	$42,300	$42,300
Less: accumulated amortization	(36,348)	(33,965)
	5,952	8,335

Massachusetts gaming license	117,700	117,700
Less: accumulated amortization	(4,098)	—
	113,602	117,700

Undeveloped land - Las Vegas	—	89,101
Less: accumulated amortization	—	(1,027)
	—	88,074

Total finite-lived intangible assets	119,554	214,109

Indefinite-lived intangible assets:
Water rights and other	26,860	8,397
Total indefinite-lived intangible assets	26,860	8,397

Total intangible assets, net	$146,414	$222,506

The Macau gaming concession is a finite-lived intangible asset that is being amortized over the 20 year life of the concession. The Company expects that amortization of the Macau gaming concession will be $2.4 million each year in 2020 and 2021, and $1.2 million in 2022.

The Massachusetts gaming license is a finite-lived intangible asset that is being amortized over the 15 year life of the license. The Company expects that amortization of the Massachusetts gaming license will be $7.8 million each year from 2020 through 2033, and $3.7 million in 2034.

On January 1, 2019, the Company reclassified the Undeveloped land - Las Vegas, net of related accumulated amortization to operating lease assets with the adoption of Topic 842.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2019	2018
Macau Related:
Wynn Macau Credit Facilities:
Wynn Macau Term Loan, due 2022 (1)	$2,302,540	$2,296,999
Wynn Macau Revolver, due 2022 (2)	350,232	623,921
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	—

U.S. and Corporate Related:
WRF Credit Facilities (3):
WRF Term Loan, due 2024	987,500	—
WRF Revolver, due 2024	—	—
WLV 4 1/4% Senior Notes, due 2023	500,000	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	—
Retail Term Loan, due 2025 (4)	615,000	615,000
Wynn America Senior Term Loan Facility, due 2021 (5)	—	994,780
Wynn Resorts Term Loan, due 2024 (5)	—	500,000
	10,515,272	9,540,700
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(111,413)	(117,600)
	10,403,859	9,423,100
Less: Current portion of long-term debt	(323,876)	(11,960)
Total long-term debt, net of current portion	$10,079,983	$9,411,140

(1) Approximately $1.31 billion and $997.5 million of the Wynn Macau Term Loan bears interest at a rate of LIBOR plus 1.75% per year and HIBOR plus 1.75% per year, respectively. As of December 31, 2019 and 2018, the weighted average interest rate was approximately 3.95% and 4.17%, respectively.
(2) Approximately $199.5 million and $150.7 million of the Wynn Macau Revolver bears interest at a rate of LIBOR plus 1.75% per year and HIBOR plus 1.75% per year, respectively. As of December 31, 2019 and 2018, the weighted average interest rate was approximately 3.92% and 4.17%, respectively. As of December 31, 2019, the available borrowing capacity under the Wynn Macau Revolver was $399.3 million.
(3) The WRF Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of December 31, 2019, the interest rate was 3.55%. Additionally, as of December 31, 2019, the available borrowing capacity under the WRF Revolver was $831.9 million, net of $18.1 million in outstanding letters of credit.
(4) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of December 31, 2019 and 2018, the interest rate was 3.41% and 4.78%, respectively.
(5) The Wynn America Senior Term Loan Facility, and the Wynn Resorts Term Loan were prepaid in full on September 20, 2019, in connection with the Refinancing Transactions, as defined and discussed below.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Macau Related Debt

Wynn Macau Credit Facilities

The Company's Wynn Macau credit facilities consist of an approximately $2.30 billion equivalent senior secured term loan facility (the "Wynn Macau Term Loan") and an approximately $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Revolver" and together with the Wynn Macau Term Loan, the "Wynn Macau Credit Facilities"). The borrower is Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of WML. Wynn Macau SA has the ability to upsize the Wynn Macau Credit Facilities by an additional $1.0 billion in equivalent senior secured loans upon satisfaction of various conditions. Wynn Macau SA borrows and repays its revolving credit facility from time to time as cash needs permit.
In December 2018, Wynn Macau SA amended the Wynn Macau Credit Facilities by entering into the Amended Common Terms Agreement. The Wynn Macau Term Loan was previously repayable in graduating installments of between 2.50% to 7.33% of the principal amount on a quarterly basis commencing December 2018, with a final installment of 50% of the principal amount repayable in September 2021; and the final maturity of any outstanding borrowings from the Wynn Macau Revolver was previously repayable by September 2020. Following the execution of the Amended Common Terms Agreement, the Wynn Macau Term Loan is repayable in graduating installments of between 2.875% to 4.50% of the principal amount on a quarterly basis commencing September 30, 2020, with a final installment of 75% of the principal amount repayable in June 2022; and the final maturity of any outstanding borrowings from the Wynn Macau Revolver is in June 2022. The commitment fee required to be paid for unborrowed amounts under the Wynn Macau Revolver, if any, is between 0.52% and 0.79%, per annum, based on Wynn Macau SA's Leverage Ratio. The annual commitment fee is payable quarterly in arrears and is calculated based on the daily average of the unborrowed amounts.
The Wynn Macau Credit Facilities contain a requirement that Wynn Macau SA must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If Wynn Macau SA's Leverage Ratio is greater than 4.5 to 1, then 25% of Excess Cash Flow (as defined in the Wynn Macau Credit Facilities) must be used for prepayment of indebtedness and cancellation of available borrowings under the Wynn Macau Credit Facilities. There is no mandatory prepayment in respect of Excess Cash Flow if Wynn Macau SA's Leverage Ratio is equal to or less than 4.5 to 1. The Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sale and leaseback transactions, the ability to dispose of assets, and making loans or other investments. In addition, Wynn Macau SA is required by the financial covenants to maintain a Leverage Ratio of not greater than 4.25 to 1 and 4.00 to 1 for the fiscal years ending December 31, 2019 and December 31, 2020 and thereafter, respectively, and an Interest Coverage Ratio (as defined in the Wynn Macau Credit Facilities) of not less than 2.00 to 1 at any time.

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

In connection with the gaming concession contract of Wynn Macau SA, Wynn Macau SA entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino, S.A. ("BNU") for the benefit of the Macau government. This guarantee assures Wynn Macau SA's performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement and the payment of any gaming taxes. As of December 31, 2019, the guarantee was in the amount of 300 million Macau patacas ("MOP") (approximately $37.4 million) and will remain at such amount until 180 days after the end of the term of the concession agreement in 2022. BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Wynn Macau Credit Facilities, Wynn Macau SA is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee of MOP 2.3 million (approximately $0.3 million).

The Company expects to repay the Wynn Macau Term Loan in an aggregate amount equivalent to the $1.0 billion of gross proceeds from the issuance of the 2029 WML Notes, as defined below, over the next two years, subject to generating sufficient future operating cash flows from its Macau Operations. In February 2020, the Company prepaid $150.0 million of the Wynn Macau Term Loan, and accordingly, has presented that amount as a current liability on the accompany Consolidated Balance Sheet as of December 31, 2019.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

WML 4 7/8% Senior Notes due 2024 and 5 1/2% Senior Notes due 2027

On September 20, 2017, WML issued the $600 million 4 7/8% Senior Notes due 2024 (the "2024 WML Notes") and the $750 million of 5 1/2% Senior Notes due 2027 (the "2027 WML Notes" and together with the 2024 WML Notes, the "WML Notes"). WML used the net proceeds from the WML Notes and cash on hand to fund the cost of extinguishing the 5 1/4% Senior Notes due 2021.

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

WML 5 1/8% Senior Notes due 2029
On December 17, 2019, WML issued $1.0 billion 5 1/8% Senior Notes due 2029 (the "2029 WML Notes") pursuant to an indenture (the "WML 2029 Indenture"). WML expects to use the net proceeds from the 2029 WML Notes to facilitate the repayment of $1.0 billion of amounts outstanding under the Wynn Macau Term Loan, as described under Wynn Macau Credit Facilities. The 2029 WML Notes bear interest at the rate of 5 1/8% per annum and mature on December 15, 2029. Interest on the 2029 WML Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2020.

At any time prior to December 15, 2022, WML may use the net cash proceeds from certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2029 WML Notes at a redemption price equal to 105.125% of the aggregate

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

principal amount of the 2029 WML Notes, plus accrued and unpaid interest, if any. At any time prior to December 15, 2024, WML may redeem the 2029 WML Notes in whole or in part at a redemption price equal to the greater of (a) 100% of the aggregate principal amount of the 2029 WML Notes to be redeemed, or (b) a make-whole amount as determined by an independent investment banker in accordance with the terms of the WML 2029 Indenture, in either case, plus accrued and unpaid interest.

In addition, on or after December 15, 2024, WML may redeem the 2029 WML Notes in whole or in part at a premium decreasing annually from 102.563% of the applicable principal amount to 100.000%, plus accrued and unpaid interest. If WML undergoes a Change of Control (as defined in the WML 2029 Indenture), it must offer to repurchase the 2029 WML Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. In addition, WML may redeem the 2029 WML Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, in response to any change in or amendment to certain tax laws or tax positions. Further, if a holder or beneficial owner of the 2029 WML Notes fails to meet certain requirements imposed by any Gaming Authority (as defined in the WML 2029 Indenture), WML may require the holder or beneficial owner to dispose of or redeem its 2029 WML Notes.

Upon the occurrence of (a) any event after which none of WML or any subsidiary of WML has the applicable gaming concessions or authorizations in Macau in substantially the same manner and scope as WML and its subsidiaries are entitled to at the date on which the 2029 WML Notes are issued, for a period of ten consecutive days or more, and such event has a material adverse effect on WML and its subsidiaries, taken as a whole; or (b) the termination or modification of any such concessions or authorizations which has a material adverse effect on WML and its subsidiaries, taken as a whole, each holder of the 2029 WML Notes will have the right to require WML to repurchase all or any part of such holder's 2029 WML Notes at a purchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

The 2029 WML Notes are WML's general unsecured obligations and rank pari passu in right of payment with all of WML's existing and future senior unsecured indebtedness; will rank senior to all of WML's future subordinated indebtedness, if any; will be effectively subordinated to all of WML's future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML's subsidiaries, including WML's existing credit facilities. The 2029 WML Notes are not registered under the Securities Act of 1933, as amended (the "Securities Act"), and the 2029 WML Notes are subject to restrictions on transferability and resale.

The WML 2029 Indenture contains covenants limiting WML's (and certain of its subsidiaries') ability to, among other things: merge or consolidate with another company; transfer or sell all or substantially all of its properties or assets; and lease all or substantially all of its properties or assets. The terms of the WML 2029 Indenture contain customary events of default, including, but not limited to: default for 30 days in the payment when due of interest on the 2029 WML Notes; default in the payment when due of the principal of, or premium, if any, on the 2029 WML Notes; failure to comply with any payment obligations relating to the repurchase by WML of the 2029 WML Notes upon a change of control; failure to comply with certain covenants in the WML 2029 Indenture; certain defaults on certain other indebtedness; failure to pay judgments against WML or certain subsidiaries that, in the aggregate, exceed $50 million; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency, all 2029 WML Notes then outstanding in an amount up to $1.0 billion will become due and payable immediately without further action or notice.

U.S. and Corporate Related Debt

Refinancing Transactions

On September 20, 2019, WRF and its subsidiary Wynn Resorts Capital Corp. (collectively with WRF, the "WRF Issuers"), each an indirect wholly owned subsidiary of the Company, issued $750.0 million aggregate principal amount of 5 1/8% Senior Notes due 2029 (the "2029 WRF Notes") pursuant to an indenture (the "2029 Indenture") among the WRF Issuers, the guarantors party thereto, and U.S. Bank National Association, as trustee (the "Trustee"), in a private offering. The 2029 WRF Notes were issued at par.

Concurrently with the issuance of the 2029 WRF Notes, WRF entered into a credit agreement (the "WRF Credit Agreement") providing for a new first lien term loan facility in an aggregate principal amount of $1.0 billion (the "WRF Term Loan") and a new first lien revolving credit facility in an aggregate principal amount of $850.0 million (the "WRF Revolver" and together with the WRF Term Loan, the "WRF Credit Facilities") (the WRF Credit Facilities and 2029 WRF Notes are collectively referred to as the "Refinancing Transactions").

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

WRF used the net proceeds from the Refinancing Transactions to refinance the existing Wynn America credit facilities and the Wynn Resorts term loan and to pay related fees and expenses totaling $19.3 million, of which $15.1 million was recorded as debt issuance costs within the Consolidated Balance Sheet. The Company recognized the Refinancing Transactions primarily as a modification of existing debt with the related unamortized debt issuance costs reallocated to the new debt instruments. For those components of debt that were deemed extinguished, the Company recognized a loss on extinguishment of debt of $12.4 million.

WRF Credit Facilities

Subject to certain exceptions, the WRF Credit Facilities bear interest at LIBOR plus 1.75% per annum. The annual fee required to pay for unborrowed amounts under the WRF Revolver, if any, is 0.25% per annum, payable quarterly in arrears, calculated based on the daily average of the unborrowed amounts under such credit facilities. The Company is required to make quarterly repayments on the WRF Term Loan of $12.5 million beginning in the fourth quarter of 2019, with any remaining principal amount outstanding repayable in full on September 20, 2024.

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

WRF 5 1/8% Senior Notes, due 2029

The 2029 WRF Notes will mature on October 1, 2029 and bear interest at the rate of 5 1/8% per annum, payable in arrears semi-annually on April 1 and October 1 of each year, beginning on April 1, 2020. The WRF Issuers may redeem some or all of the 2029 WRF Notes at any time at a redemption price equal to 100% of the aggregate principal amount of the 2029 WRF Notes to be redeemed plus a make-whole premium, as defined in the 2029 Indenture, and accrued and unpaid interest. On or after July 1, 2029, the WRF Issuers may redeem some or all of the 2029 WRF Notes at the redemption prices set forth in the 2029 Indenture plus accrued and unpaid interest. In the event of a change of control triggering event, the WRF Issuers will be required to offer to repurchase the 2029 WRF Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. The 2029 WRF Notes are also subject to disposition and redemption requirements imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The 2029 WRF Notes are the WRF Issuers' senior unsecured obligations and rank pari passu in right of payment with the WLV senior notes due 2023, 2025, and 2027, and rank equally in right of payment with Wynn Las Vegas' guarantee of the WRF Credit Facilities, and rank senior in right of payment to all of the Issuers' existing and future subordinated debt. The 2029 WRF Notes are effectively subordinated in right of payment to all of the WRF Issuers' existing and future secured debt (to the extent of the value of the collateral securing such debt), and structurally subordinated to all of the liabilities of any of the WRF Issuers' subsidiaries that do not guarantee the 2029 WRF Notes, including WML and its subsidiaries.

The 2029 WRF Notes are jointly and severally guaranteed by each of WRF's existing domestic restricted subsidiaries that guarantee indebtedness under the Credit Agreement, including Wynn Las Vegas, LLC and each of its subsidiaries that guarantees its existing senior notes due 2023, 2025, and 2027. The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors' existing and future secured debt (to the extent of the collateral securing such debt).

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The 2029 Indenture contains covenants that limit the ability of the WRF Issuers and the guarantors to, among other things, enter into sale-leaseback transactions, create or incur liens to secure debt, and merge, consolidate or sell all or substantially all of the WRF Issuers' assets. These covenants are subject to exceptions and qualifications set forth in the 2029 Indenture.

The 2029 Indenture also contains customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain covenants, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the 2029 Indenture allows either the Trustee or the holders of at least 25% in aggregate principal amount of the 2029 WRF Notes, as applicable, issued under such 2029 Indenture to accelerate the amounts due under the 2029 WRF Notes, or in the case of bankruptcy or insolvency, will automatically cause the acceleration of the amounts due under the 2029 WRF Notes.

The 2029 WRF Notes were offered pursuant to an exemption under the Securities Act of 1933, as amended (the "Securities Act"). The 2029 WRF Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act or outside the United States to certain persons in reliance on Regulation S under the Securities Act. The 2029 WRF Notes have not been and will not be registered under the Securities Act or under any state securities laws. Therefore, the 2029 WRF Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

Wynn America Credit Facilities

The Company's credit facilities included an $875.0 million fully funded senior secured term loan facility (the "WA Senior Term Loan Facility I"), a $125.0 million fully funded senior term loan facility (the "WA Senior Term Loan Facility II") and a $375.0 million senior secured revolving credit facility (the "WA Senior Revolving Credit Facility," and collectively, the "Wynn America Credit Facilities"). The borrower was Wynn America, LLC, an indirect wholly owned subsidiary of Wynn Resorts, Limited.

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

Commitment Letter

On September 19, 2018, the Company entered into a commitment letter (the "Commitment Letter") to provide for a 364-day term loan facility to the Company of up to $750.0 million. On October 24, 2018, the Company agreed to terminate $500.0 million of the lenders' commitments under the Commitment Letter, in anticipation of entering into the WRL Credit Agreement. On March 8, 2019, in connection with the WRL Term Loan II, the Company agreed to terminate the remaining $250.0 million of the lenders' commitments under the commitment letter. Accordingly, there are no remaining commitments under the commitment letter.

Redemption Price Promissory Note

On February 18, 2012, pursuant to its articles of incorporation, the Company redeemed and canceled all Aruze USA, Inc.'s ("Aruze") 24,549,222 shares of Wynn Resorts' common stock. In connection with the redemption of the shares, the Company issued a promissory note (the "Redemption Note") with a principal amount of $1.94 billion, a maturity date of February 18, 2022 and an interest rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Redemption Note was recorded at fair value in accordance with applicable accounting guidance. The Company repaid the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

principal amount in full on March 30, 2018. On March 30, 2018, the Company also paid an additional $463.6 million in settlement of certain legal claims concerning the Redemption Note, which is recorded as a Litigation settlement expense on the Consolidated Statements of Income for the year ended December 31, 2018.

WLV 4 1/4% Senior Notes due 2023

In May 2013, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. ("Capital Corp." and together with Wynn Las Vegas, LLC, the "Issuers") issued the $500.0 million 4 1/4% Senior Notes due 2023 (the "2023 WLV Notes") pursuant to an indenture, dated as of May 22, 2013 (the "2023 Indenture"), among the Issuers, the Guarantors (as defined below) and U.S. Bank National Association, as trustee (the "Trustee"). The 2023 WLV Notes were issued at par. The Issuers used the net proceeds from the 2023 WLV Notes to cover the cost of extinguishing the 7 7/8% First Mortgage Notes due November 2017.

The 2023 WLV Notes will mature on May 30, 2023 and bear interest at the rate of 4 1/4% per annum. The Issuers may, at their option, redeem the 2023 WLV Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for the 2023 WLV Notes that are redeemed before February 28, 2023 will be equal to the greater of (a) 100% of the principal amount of the 2023 WLV Notes to be redeemed or (b) a "make-whole" amount described in the 2023 Indenture, plus in either case accrued and unpaid interest to, but not including, the redemption date. The redemption price for the 2023 WLV Notes that are redeemed on or after February 28, 2023 will be equal to 100% of the principal amount of the 2023 WLV Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2023 WLV Notes at 101% of the principal amount, plus accrued and unpaid interest to but not including the repurchase date. The 2023 WLV Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2023 WLV Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 2025 WLV Notes and 2027 WLV Notes (both defined below). The 2023 WLV Notes are unsecured, except by the first priority pledge by Wynn Las Vegas Holdings, LLC ("WLVH"), a direct wholly owned subsidiary of Wynn Resorts Finance, LLC, of its equity interests in Wynn Las Vegas, LLC. Such equity interests in Wynn Las Vegas, LLC also secure the Issuers' 2025 WLV Notes and 2027 WLV Notes. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 WLV Notes will be released.

The 2023 WLV Notes are jointly and severally guaranteed by all of the Issuers' subsidiaries, other than Capital Corp., which was a co-issuer (the "Guarantors"). The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors' existing and future secured debt (to the extent of the collateral securing such debt).

The 2023 Indenture contains covenants limiting the Issuers' and the Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

Events of default under the 2023 Indenture include, among others, the following: default for 30 days in the payment of interest when due on the 2023 WLV Notes; default in payment of the principal or premium, if any, when due on the 2023 WLV Notes; failure to comply with certain covenants in the 2023 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any Guarantor, all 2023 WLV Notes then outstanding will become due and payable immediately without further action or notice.

On March 20, 2018, the Issuers executed a second supplemental indenture (the "Supplemental Indenture") to the 2023 Indenture, as supplemented by the 2025 Indenture, relating to the Issuers' 2023 WLV Notes. The Supplemental Indenture amended the 2023 Indenture by conforming the definition of "Change of Control" relating to ownership of equity interests in the Company in the Indenture to the terms of the indentures governing the Issuers' other outstanding notes. As part of executing the Supplemental Indenture, the Issuers paid $25.0 million to consenting holders of the 2023 WLV Notes. The Company accounted for this transaction as a modification and recorded the $25.0 million as debt issuance costs on the Consolidated Balance Sheet.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

WLV 5 1/2% Senior Notes due 2025

In February 2015, the Issuers issued the $1.8 billion 5 1/2% Senior Notes due 2025 (the "2025 WLV Notes") pursuant to an indenture, dated as of February 18, 2015 (the "2025 Indenture"), among the Issuers, the Guarantors and the Trustee. The 2025 WLV Notes were issued at par. The Company used the net proceeds from the 2025 WLV Notes to cover the cost of extinguishing the 7 7/8% First Mortgage Notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% First Mortgage Notes due August 15, 2020 (the "7 3/4% 2020 Notes" and together with the 7 7/8% 2020 Notes, the "2020 Notes") and for general corporate purposes.

The 2025 WLV Notes will mature on March 1, 2025 and bear interest at the rate of 5 1/2% per annum. The Issuers may, at their option, redeem the 2025 WLV Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for the 2025 WLV Notes that are redeemed before December 1, 2024 will be equal to the greater of (a) 100% of the principal amount of the 2025 WLV Notes to be redeemed and (b) a "make-whole" amount described in the 2025 Indenture, plus in either case accrued and unpaid interest, if any, to, but not including, the redemption date. The redemption price for the 2025 WLV Notes that are redeemed on or after December 1, 2024 will be equal to 100% of the principal amount of the 2025 WLV Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2025 WLV Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. The 2025 WLV Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2025 WLV Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 2023 WLV Notes and 2027 WLV Notes. The 2025 WLV Notes are unsecured, except by the first priority pledge by WLVH of its equity interests in Wynn Las Vegas, LLC. Such equity interests in Wynn Las Vegas, LLC also secure the 2023 WLV Notes and 2027 WLV Notes. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 WLV Notes will be released.

The 2025 WLV Notes are jointly and severally guaranteed by all of the Guarantors. The guarantees are senior unsecured obligations and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Issuers' subsidiaries that are not so subordinated and will be effectively subordinated in right of payment to all of such existing and future secured debt (to the extent of the collateral securing such debt).

The 2025 Indenture contains covenants limiting the Issuers' and the Guarantors' ability to create liens on assets to secure debt, enter into sale-leaseback transactions and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

Events of default under the 2025 Indenture include, among others, the following: default for 30 days in the payment of interest when due on the 2025 WLV Notes; default in payment of the principal, or premium, if any, when due on the 2025 WLV Notes; failure to comply with certain covenants in the 2025 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any Guarantor, all 2025 WLV Notes then outstanding will become due and payable immediately without further action or notice.

In 2018, Wynn Resorts purchased $20.0 million principal amount of the 2025 WLV Notes through open market purchases. As of December 31, 2019, Wynn Resorts holds this debt and has not contributed it to its wholly owned subsidiary, Wynn Las Vegas, LLC.

WLV 5 1/4% Senior Notes due 2027

In May 2017, the Issuers issued the $900.0 million 5 1/4% Senior Notes due 2027 (the "2027 WLV Notes") pursuant to an indenture, dated as of May 11, 2017 (the "2027 Indenture"), among the Issuers, the Guarantors and the Trustee. The 2027 WLV Notes were issued at par. The Issuers used the net proceeds from the 2027 WLV Notes and cash on hand to fund the cost of extinguishing the 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes").

The 2027 WLV Notes will mature on May 15, 2027 and bear interest at the rate of 5 1/4% per annum. The Issuers may, at their option, redeem the 2027 WLV Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2027 WLV Notes that are redeemed before February 15, 2027 will be equal to the greater of (a) 100%

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The 2027 WLV Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 2023 WLV Notes and 2025 WLV Notes and rank equally in right of payment with the Issuers' guarantee of the WRF Credit Facilities, and rank senior in right of payment to all of the Issuers' existing and future subordinated debt. The 2027 WLV Notes are effectively subordinated in right of payment to all of the Issuers' existing and future secured debt (to the extent of the value of the collateral securing such debt), and structurally subordinated to all of the liabilities of any of the Issuers' subsidiaries that do not guarantee the 2027 WLV Notes.

The 2027 WLV Notes are unsecured, except for the first priority pledge by WLVH of its equity interests in Wynn Las Vegas, LLC. Such equity interests in Wynn Las Vegas, LLC also secure the 2023 WLV Notes and 2025 WLV Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2027 WLV Notes will be released.

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

The 2027 Indenture contains covenants limiting the Issuers' and the Guarantors' ability to: create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The 2027 Indenture also provides that Wynn Resorts Finance, LLC may assume all of Wynn Las Vegas, LLC's obligations under the 2027 Indenture and the 2027 WLV Notes if certain conditions set forth in the 2027 Indenture are met.

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

In 2018, Wynn Resorts purchased $20.0 million principal amount of the 2027 WLV Notes through open market purchases. As of December 31, 2019, Wynn Resorts holds this debt and has not contributed it to its wholly owned subsidiary, Wynn Las Vegas, LLC.

The Issuers and certain of their subsidiaries will guarantee and secure their obligation under the WRF Credit Facilities with liens on substantially all of their assets, with such liens limiting the amount of such obligations secured to 15% of their Total Assets (as defined in the indenture for the 2025 WLV Notes).

The 2023 WLV Notes, 2025 WLV Notes and 2027 WLV Notes were offered pursuant to an exemption under the Securities Act. The 2023 WLV Notes, 2025 WLV Notes and 2027 WLV Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act or outside the United States to certain persons in reliance on Regulation S under the Securities Act. The 2023 WLV Notes, 2025 WLV Notes and 2027 WLV Notes have not been and will not be registered under the Securities Act or under any state securities laws. Therefore, the 2023 WLV Notes, 2025 WLV Notes and 2027 WLV Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Retail Term Loan

On July 25, 2018, Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC (collectively, the "Retail Borrowers"), subsidiaries of the Retail Joint Venture, entered into a term loan agreement (the "Retail Term Loan Agreement").

The Retail Term Loan Agreement provides for a term loan facility to the Retail Borrowers of $615.0 million (the "Retail Term Loan"). The Retail Term Loan is secured by substantially all of the assets of the Retail Borrowers. The Retail Term Loan matures on July 24, 2025 and bears interest at a rate of LIBOR plus 1.70% per annum. In accordance with the Retail Term Loan Agreement, the Retail Borrowers entered into an interest rate collar agreement with a LIBOR floor of 1.00% and a ceiling of 3.75%. The Retail Borrowers distributed approximately $589 million of the net proceeds of the Retail Term Loan to their members on a proportionate basis to each member's ownership percentage. At any time subsequent to July 25, 2019, the Retail Borrowers may prepay the Retail Term Loan, in whole or in part, with no premium above the principal amount.

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

In accordance with the terms of the Retail Term Loan Agreement, the Retail Borrowers entered into a five year interest rate collar with a notional value of $615.0 million for a cash payment of $3.9 million in July 2018. The interest rate collar establishes a range whereby the Retail Borrowers will pay the counterparty if one-month LIBOR falls below the established floor rate of 1.00%, and the counterparty will pay the Retail Borrowers if one-month LIBOR exceeds the ceiling rate of 3.75%. The interest rate collar settles monthly commencing in August 2019 through the termination date in August 2024. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rate, respectively. The Company measures the fair value of the interest rate collar at each balance sheet date based on a Black-Scholes option pricing model, which incorporates observable market inputs such as market volatility and interest rates, with changes in fair value recorded in earnings. As of December 31, 2019, the fair value of the interest rate collar was a liability of $3.8 million and was recorded in Other long-term liabilities in the accompanying Consolidated Balance Sheet.

Debt Covenant Compliance

As of December 31, 2019, management believes the Company was in compliance with all debt covenants.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2019 were as follows (in thousands):

Years Ending December 31,
2020 (1)	$323,876
2021	367,511
2022	2,111,385
2023	550,000
2024	1,387,500
Thereafter	5,775,000
10,515,272
Unamortized debt issuance costs and original issue discounts and premium, net	(111,413)
$10,403,859
(1) Includes $150.0 million related to the prepayment of the Wynn Macau Term Loan paid in February 2020. The remaining contractual amortization payments were reduced on a pro rata basis by $150.0 million.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of December 31, 2019 and 2018, was approximately $10.80 billion and $8.97 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $10.52 billion, and $9.54 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 8 - Stockholders' Equity

Equity Offering

On April 3, 2018, the Company completed a registered public offering (the "Equity Offering") of 5,300,000 newly issued shares of its common stock, par value $0.01 per share, at a price of $175 per share for proceeds of $915.2 million, net of $11.7 million in underwriting discounts and $0.6 million in offering expenses. The Company used the net proceeds from the Equity Offering to repay all amounts borrowed under a Wynn Resorts bridge facility, together with all interest accrued thereon, and used the remaining net proceeds to repay certain other indebtedness of the Company in April 2018.

Common Stock

The Company's Board of Directors has authorized an equity repurchase program of up to $1.0 billion, which may include repurchases from time to time through open market purchases or negotiated transactions, depending on market conditions. During the years ended December 31, 2019 and December 31, 2018, the Company repurchased 413,439 and 1,478,552 shares, respectively, at a net cost of $43.2 million and $156.7 million, respectively, under the equity repurchase program. During the year ended December 31, 2017, no repurchases were made under the equity repurchase program. As of December 31, 2019, the Company had $800.1 million in repurchase authority under the program.

During the years ended December 31, 2019, 2018, and 2017, the Company withheld a total of 176,989 shares, 19,120 shares, and 148,413 shares, respectively, in satisfaction of tax withholding obligations on vested restricted stock and stock option exercises.

Dividends

During the first quarter of 2019, the Company paid a cash dividend of $0.75 per share and $1.00 per share for the three subsequent quarters, for annual cash dividends of $3.75 per share. During the first quarter of 2018, the Company paid a cash dividend of $0.50 per share and $0.75 per share for the three subsequent quarters, for annual cash dividends of $2.75 per share. In each quarter of 2017, the Company paid a cash dividend of $0.50 per share, for annual cash dividends of $2.00 per share. During the years ended December 31, 2019, 2018 and 2017, the Company recorded $403.0 million, $294.9 million, and $204.5 million, respectively, as a reduction of retained earnings from cash dividends declared.

On February 6, 2020, the Company announced a cash dividend of $1.00 per share, payable on March 6, 2020, to stockholders of record as of February 26, 2020.

Noncontrolling Interests

In October 2009, WML, the developer, owner and operator of Wynn Macau and Wynn Palace, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited through an initial public offering. The Company currently owns approximately 72% of this subsidiary's common stock. The shares of WML were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act, or an applicable exception from such registration requirements.

On September 16, 2019, WML paid a cash dividend of HK$0.45 per share for a total of $298.0 million. The Company's share of this dividend was $215.1 million with a reduction of $82.9 million to noncontrolling interest in the accompanying Consolidated Balance Sheet.

On June 19, 2019, WML paid a cash dividend of HK$0.45 per share for a total of $298.0 million. The Company's share of this dividend was $215.0 million with a reduction of $82.9 million to noncontrolling interest in the accompanying Consolidated Balance Sheet.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 5, 2018, WML paid a cash dividend of HK$0.75 per share for a total of $496.6 million. The Company's share of this dividend was $358.3 million with a reduction of $138.3 million to noncontrolling interest in the accompanying Consolidated Balance Sheet.

On April 25, 2018, WML paid a cash dividend of HK$0.75 per share for a total of $497.1 million. The Company's share of this dividend was $358.8 million with a reduction of $138.3 million to noncontrolling interest in the accompanying Consolidated Balance Sheet.

On September 15, 2017, WML paid a dividend of HK$0.21 per share for a total of $139.4 million. The Company's share of this dividend was $100.6 million with a reduction of $38.8 million to noncontrolling interest in the accompanying Consolidated Balance Sheet.

On June 20, 2017, WML paid a dividend of HK$0.42 per share for a total of $279.9 million. The Company's share of this dividend was $202.0 million with a reduction of $77.9 million to noncontrolling interest in the accompanying Consolidated Balance Sheet.

During the year ended December 31, 2019, the Retail Joint Venture made aggregate distributions of $7.7 million to its non-controlling interest holder made in the normal course of business. During the year ended December 31, 2018, the Retail Joint Venture made aggregate distributions of $305.4 million to its non-controlling interest holder in connection with the distribution of the net proceeds of the Retail Term Loan and distributions made in the normal course of business. For more information on the Retail Joint Venture, see Note 18, "Retail Joint Venture".

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

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables presents the changes by component, net of tax and noncontrolling interests, in accumulated other comprehensive loss of the Company (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Foreign currency translation	Unrealized loss on investment securities	Redemption Note	Total
January 1, 2017	$2,213	$(729)	$—	$1,484
Change in net unrealized loss	(2,766)	(563)	—	(3,329)
December 31, 2017	(553)	(1,292)	—	(1,845)
Cumulative credit risk adjustment (1)	—	—	(9,211)	(9,211)
Change in net unrealized gain (loss)	(1,397)	(1,510)	7,690	4,783
Amounts reclassified to net income (2)	—	2,802	1,521	4,323
Other comprehensive income (loss)	(1,397)	1,292	9,211	9,106
December 31, 2018	(1,950)	—	—	(1,950)
Change in net unrealized gain	271	—	—	271
Other comprehensive income	271	—	—	271
December 31, 2019	$(1,679)	$—	$—	$(1,679)

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

Note 9 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	December 31, 2019	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,086,402	$—	$1,086,402	$—
Restricted cash	$6,388	$2,048	$4,340	$—

Liabilities:
Interest rate collar	$3,847	$—	$3,847	$—

		Fair Value Measurements Using:
	December 31, 2018	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$759,257	$—	$759,257	$—
Restricted cash	$4,322	$2,015	$2,307	$—

Liabilities:
Interest rate collar	$619	$—	$619	$—

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10 - Benefit Plans

Defined Contribution Plans

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matches 50% of employee contributions, up to 6% of employees' eligible compensation. During the years ended December 31, 2019, 2018 and 2017, the Company recorded matching contribution expenses of $6.9 million, $6.4 million, and $6.1 million, respectively.

Wynn Macau SA also operates a defined contribution retirement benefit plan (the "Wynn Macau Plan"). Eligible employees are allowed to contribute 5% of their base salary to the Wynn Macau Plan and the Company matches any contributions. On July 1 2019, the Company offered the option for the eligible Macau resident employees to join the non-mandatory central provident fund (the "CPF") system. Eligible Macau resident employees joining the Company from July 1, 2019 onwards will enroll in the CPF system while the Company's existing Macau resident employees who are currently members of the Wynn Macau Plan will be provided with the option of joining the CPF system or staying in the existing Wynn Macau Plan, which will continue to be in effect in parallel. The CPF system allows eligible employees to contribute 5% or more of their base salary to the CPF while the Company matches with a 5% of such salary as employer's contribution to the CPF. The Company's matching contributions vest to the employee at 10% per year with full vesting in ten years. The assets of the Wynn Macau Plan and the CPF are held separately from those of the Company in independently administered funds, and the assets of the CPF are also overseen by the Macau government.

Forfeitures of unvested contributions are used to reduce the Company's liability for its contributions payable. During the years ended December 31, 2019, 2018 and 2017, the Company recorded matching contribution expenses of $17.8 million, $16.6 million, and $15.8 million, respectively.

Multi-Employer Pension Plan

Wynn Las Vegas, LLC contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement, which expires in July 2021. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the "Plan") (EIN: 88-6016617 Plan Number: 1). The Company recorded expenses of $11.9 million, $11.9 million, and $11.5 million for contributions to the Plan for the years ended December 31, 2019, 2018 and 2017, respectively. For the 2018 plan year, the most recent for which plan data is available, the Company's contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on information the Company received from the Plan, it was certified to be in neither endangered nor critical status for the 2018 plan year. Risks of participating in a multi-employer plan differ from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability; and (4) if the plan is terminated by withdrawal of all employers and if the value of the nonforfeitable benefits exceeds plan assets and withdrawal liability payments, employers are required by law to make up the insufficient difference.

Note 11 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	December 31, 2019	December 31, 2018	Increase/ (Decrease)	December 31, 2018	December 31, 2017	Increase/ (Decrease)
Casino outstanding chips and front money deposits (1)	$769,053	$905,561	$(136,508)	$905,561	$991,957	$(86,396)
Advance room deposits and ticket sales (2)	49,834	42,197	7,637	42,197	48,065	(5,868)
Other gaming-related liabilities (3)	13,970	12,694	1,276	12,694	12,765	(71)
Loyalty program and related liabilities (4)	21,148	18,148	3,000	18,148	18,421	(273)
	$854,005	$978,600	$(124,595)	$978,600	$1,071,208	$(92,608)

(1) Casino outstanding chips represent amounts owed to gaming promoters and customers for chips in their possession, and casino front money deposits represent funds deposited by customers before gaming play occurs. These amounts are included in customer deposits on the Consolidated Balance Sheets and may be recognized as revenue or redeemed for cash in the future.
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

On May 16, 2014, the Company adopted the Wynn Resorts, Limited 2014 Omnibus Incentive Plan (the "Omnibus Plan") after approval from its stockholders. The Omnibus Plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other share-based awards to the same eligible participants as the WRL 2002 Plan. Under the approval of the Omnibus Plan, no new awards may be made under the WRL 2002 Plan. The outstanding awards under the WRL 2002 Plan were transferred to the Omnibus Plan and will remain pursuant to their existing terms and related award agreements. The Company reserved 4,409,390 shares of its common stock for issuance under the Omnibus Plan. These shares were transferred from the remaining available amount under the WRL 2002 Plan.

The Omnibus Plan is administered by the Compensation Committee (the "Committee") of the Wynn Resorts Board of Directors. The Committee has discretion under the Omnibus Plan regarding which type of awards to grant, the vesting and service requirements, exercise price, and other conditions, in all cases subject to certain limits. For stock options, the exercise price of stock options must be at least equal to the fair market value of the stock on the date of grant and the maximum term of such an award is 10 years.

As of December 31, 2019, the Company had an aggregate of 2,640,796 shares of its common stock available for grant as share-based awards under the Omnibus Plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

The summary of stock option activity under the Omnibus Plan for the year ended December 31, 2019 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	345,790	$60.99
Granted	—	—
Exercised	(293,690)	50.04
Forfeited or expired	(28,400)	158.09
Outstanding as of December 31, 2019	23,700	$80.42	6.16	$1,385,194
Fully vested and expected to vest as of December 31, 2019	23,700	$80.42	6.16	$1,385,194
Exercisable as of December 31, 2019	23,700	$80.42	6.16	$1,385,194

The following is provided for stock options under the Omnibus Plan (in thousands):

	Years Ended December 31,
	2019	2018	2017
Intrinsic value of stock options exercised	$24,731	$22,387	$29,716
Cash received from the exercise of stock options	$14,696	$20,148	$61,506

As of December 31, 2019, there was no unamortized compensation expense related to stock options.

Nonvested and performance nonvested shares

The summary of nonvested and performance nonvested share activity under the Omnibus Plan for the year ended December 31, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2019	526,387	$127.84
Granted	413,697	119.61
Vested	(151,808)	117.88
Forfeited	(43,825)	138.78
Nonvested as of December 31, 2019	744,451	$123.62

Certain members of the executive management team receive grants of nonvested share awards that are subject to service and performance conditions. Generally, these awards vest if certain revenue and Adjusted Property EBITDA fair share metrics (as approved by the Company's Compensation Committee of the Board of Directors) are attained over either a one or three-year performance period. The Company records expense for these awards if it determines that vesting is probable. At December 31, 2019, all performance nonvested awards were deemed to be probable of vesting; however, none of the performance criteria contingencies have been resolved. The activity for these performance nonvested shares is included in the table above.

The following is provided for the share awards under the Omnibus Plan (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value	$119.61	$170.13	$109.28
Fair value of shares vested	$19,428	$13,024	$45,801

As of December 31, 2019, there was $58.1 million of unamortized compensation expense related to nonvested shares, which is expected to be recognized over a weighted average period of 2.16 years.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Annual Incentive Bonus

Certain members of the Company's executive management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $6.7 million for the years ended December 31, 2019 and 2018, respectively, and $23.7 million for the year ended December 31, 2017. The Company settled its obligations for the 2019 and 2018 annual incentive bonuses by issuing 44,788 and 58,783 of vested shares, respectively, with a weighted-average grant date fair value of $150.03 and $113.55, respectively, in January of the respective following year. The Company settled the obligation for the 2017 annual incentive bonus by issuing 141,216 of vested shares with a weighted average grant date fair value of $167.82 in December 2017 and January 2018.

Wynn Macau, Limited

The Company's majority-owned subsidiary, WML, has two stock-based compensation plans that provide awards based on shares of WML's common stock. The shares available for issuance under these plans are separate and distinct from the common stock of Wynn Resorts' share plan and are not available for issuance for any awards under the Wynn Resorts share plan.

WML Share Option Plan

WML adopted a stock incentive plan, for the grant of stock options to purchase shares of WML to eligible directors and employees of WML and its subsidiaries, on September 16, 2009 ( the “Original Share Option Plan”) until it was terminated on May 30, 2019 upon the adoption of a new share option plan (the “WML Share Option Plan”) on May 30, 2019. The WML Share Option Plan is administered by WML's Board of Directors, which has the discretion on the vesting and service requirements, exercise price, performance targets to exercise if applicable and other conditions, subject to certain limits.

Upon the adoption of the WML Share Option Plan, no further options may be offered or granted under the Original Share Option Plan but in all other respects the provisions of the Original Share Option Plan shall remain in full force and effect in respect of options which are granted during the life of the Original Share Option Plan and which remain unexpired immediately prior to the termination of the operation of the Original Share Option Plan.

The WML Share Option Plan was adopted for a period of 10 years commencing from May 30, 2019. The maximum number of Shares which may be issued pursuant to the WML Share Option Plan is 519,695,860 Shares. Except for the number of the options that may be granted and the expiration date of the WML Share Option Plan, the terms of the WML Share Option Plan and Original Share Option Plan are the same in all material respects. As of December 31, 2019, no options have been granted or are outstanding under the WML Share Option Plan.

The summary of stock option activity under the Original Share Option Plan for the year ended December 31, 2019 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	10,558,400	$2.49
Granted	455,000	$2.54
Exercised	—	$—
Outstanding as of December 31, 2019	11,013,400	$2.51	6.87	$2,521,979
Fully vested and expected to vest as of December 31, 2019	11,013,400	$2.51	6.87	$2,521,979
Exercisable as of December 31, 2019	5,212,000	$2.60	5.37	$1,398,941

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is provided for stock options under the Original Share Option Plan (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value	$0.55	$0.57	$0.56
Intrinsic value of stock options exercised	$—	$1,715	$369
Cash received from the exercise of stock options	$—	$1,823	$703

As of December 31, 2019, there was $2.7 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.57 years.

Share Award Plan

On June 30, 2014, the Company's majority-owned subsidiary, WML, approved and adopted the WML Employee Ownership Scheme (the "Share Award Plan"). The Share Award Plan allows for the grant of nonvested shares of WML's common stock to eligible employees. The Share Award Plan is administered by WML's Board of Directors and has been mandated under the plan to allot, issue and process the transfer of a maximum of 50,000,000 shares. The Board of Directors has discretion on the vesting and service requirements, exercise price and other conditions, subject to certain limits. As of December 31, 2019, there were 31,029,177 shares available for issuance under the Share Award Plan.

The summary of nonvested share activity under the Share Award Plan for the year ended December 31, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2019	9,753,267	$2.07
Granted	3,742,418	$2.43
Vested	(2,420,915)	$1.44
Forfeited	(1,408,607)	$2.26
Nonvested as of December 31, 2019	9,666,163	$2.36

The weighted average grant date fair value for shares granted during the year and the total fair value of shares vested under the Share Award Plan is presented below (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value	$2.43	$3.07	$2.22
Fair value of shares vested	$5,139	$12,442	$6,884

As of December 31, 2019, there was $13.3 million of unamortized compensation expense, which is expected to be recognized over a weighted average period of 2.38 years.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Compensation Cost

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Casino	$7,903	$5,946	$6,954
Rooms	1,046	437	655
Food and beverage	1,807	1,125	1,466
Entertainment, retail and other	174	111	147
General and administrative	28,772	28,872	34,749
Pre-opening	670	750	—
Property charges and other (1)	—	(2,201)	—
Total stock-based compensation expense	40,372	35,040	43,971
Total stock-based compensation capitalized	350	11	80
Total stock-based compensation costs	$40,722	$35,051	$44,051
(1) In 2018, reflects the reversal of compensation cost previously recognized for awards forfeited in connection with the departure of an employee.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized income tax benefits in the Consolidated Statements of Income of $5.8 million, $5.7 million, and $10.8 million, respectively, related to stock-based compensation expense. Additionally, during the years ended December 31, 2019, 2018, and 2017, the Company realized tax benefits of $8.4 million, $4.6 million, and $25.4 million, respectively, related to stock option exercises and restricted stock vesting that occurred in those years.
Option Valuation Inputs

There were no stock options granted under the Omnibus Plan during the years ended December 31, 2019, 2018, and 2017.

The fair value of stock options granted under WML's Share Option Plan was estimated on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2019	2018	2017
Expected dividend yield	5.7%	5.7%	5.7%
Expected volatility	40.7%	40.2%	41.5%
Risk-free interest rate	1.4%	2.3%	1.1%
Expected term (years)	6.5	6.5	6.5

Note 13 - Income Taxes

Consolidated income (loss) before taxes for United States ("U.S.") and foreign operations consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$(158,937)	$(491,523)	$90,206
Foreign	647,155	797,263	470,063
Total	$488,218	$305,740	$560,269

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax provision (benefit) attributable to income before income taxes is as follows (in thousands):

	December 31,
	2019	2018	2017
Current
U.S. Federal	$(14)	$(637)	$(19,856)
U.S. State	868	198	51
Foreign	1,796	1,749	1,674
Total	2,650	1,310	(18,131)
Deferred
U.S. Federal	170,508	(483,681)	(309,423)
U.S. State	3,682	(14,973)	(1,431)
Total	174,190	(498,654)	(310,854)
Total income tax provision (benefit)	$176,840	$(497,344)	$(328,985)

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	December 31,
	2019	2018	2017
U.S. Federal statutory rate	21.0%	21.0%	35.0%
Foreign tax credits, net of valuation allowance	13.1%	(154.9)%	(136.1)%
Non-taxable foreign income	(27.4)%	(48.8)%	(20.1)%
Foreign tax rate differential	(10.4)%	(20.8)%	(17.0)%
Global intangible low-taxed income	10.1%	28.3%	—%
Change in tax rate	—%	—%	(11.8)%
Repatriation of foreign earnings	—%	—%	81.0%
Valuation allowance, other	20.6%	9.3%	5.9%
Other, net	9.2%	3.2%	4.4%
Effective income tax rate	36.2%	(162.7)%	(58.7)%

Wynn Macau SA received a five year exemption from Macau's 12% Complementary Tax on casino gaming profits through December 31, 2020. Accordingly, for the years ended December 31, 2019, 2018 and 2017, the Company was exempt from the payment of such taxes totaling $77.7 million, $96.8 million, and $63.0 million or $0.73, $0.90, and $0.61 per diluted share, respectively. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

Wynn Macau SA also entered into an agreement with the Macau government that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA on dividend distributions through 2020. As a result of the stockholder dividend tax agreements, income tax expense includes $1.6 million for each of the years ended December 31, 2019, 2018, and 2017.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

expenses to foreign source income. As a result, the Company adjusted its valuation allowance for FTC carryovers and recorded a net tax benefit of $390.9 million, which is incremental to the $339.9 million provisional net tax benefit recorded in 2017.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized tax benefits of $32.9 million, $82.8 million and $746.6 million, respectively (net of valuation allowance and uncertain tax positions), for FTCs generated from the earnings of Wynn Macau SA.

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. During the years ended December 31, 2019 and 2018, the aggregate valuation allowance for deferred tax assets increased by $115.5 million and decreased by $746.6 million, respectively. The 2019 increase is primarily related to the realizability of deferred tax assets related to disallowed interest expense carryforwards. The 2018 decrease is primarily related to the expiration of FTCs.

The Company recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock and accrued dividends of $5.7 million, $2.0 million, and $2.6 million for the years ended December 31, 2019, 2018, and 2017, respectively, in excess of the amounts reported for such items as compensation costs under accounting standards related to stock-based compensation.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets—U.S.:
Foreign tax credit carryforwards	$3,070,914	$3,187,797
Disallowed interest expense carryforward	88,319	67,368
Lease liability	23,650	—
Construction in progress	—	42,528
Receivables, inventories, accrued liabilities and other	15,279	10,878
Stock-based compensation	6,479	5,477
Other tax credit carryforwards	7,224	4,946
Intangibles and related other	—	489
Other	4,719	2,279
	3,216,584	3,321,762
Less: valuation allowance	(2,604,497)	(2,500,027)
	612,087	821,735
Deferred tax liabilities—U.S.:
Property and equipment	(8,887)	(70,560)
Lease asset	(23,650)	—
Prepaid insurance, maintenance and taxes	(15,956)	(12,430)
Other	(1,332)	(2,293)
	(49,825)	(85,283)
Deferred tax assets—Foreign:
Net operating loss carryforwards	96,657	94,244
Property and equipment	50,709	41,520
Pre-opening expenses	6,126	8,421
Other	10,114	651
	163,606	144,836
Less: valuation allowance	(154,934)	(143,872)
	8,672	964
Deferred tax liabilities—Foreign:
Property and equipment	(8,672)	(964)

Net deferred tax asset	$562,262	$736,452

FTC carryforwards of $87.1 million expired on December 31, 2019. As of December 31, 2019, the Company had FTC carryforwards (net of uncertain tax positions) of $3.1 billion. Of this amount, $530.4 million will expire in 2020, $540.3 million in 2021, $756.0 million in 2023, $710.7 million in 2024, $47.2 million in 2025 and $486.3 million in 2027. The Company has a disallowed interest carryforward of $385.7 million which does not expire. The Company has no U.S. tax loss carryforwards. The Company incurred foreign tax losses of $376.8 million, $340.0 million and $319.1 million during the tax years ended December 31, 2019, 2018 and 2017, respectively. These foreign tax loss carryforwards expire in 2022, 2021 and 2020, respectively.

The Company records valuation allowances on certain of its U.S. and foreign deferred tax assets. In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration is given to all positive and negative evidence including recent operating profitability, forecast of future earnings, the duration of statutory carryforward periods, and tax planning strategies.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2019 and 2018, the Company had valuation allowances of $2.51 billion and $2.49 billion, respectively, provided on FTCs expected to expire unutilized, and as of December 31, 2019 the Company had a valuation allowance of $88.3 million provided on disallowed interest expense carryforwards. As of December 31, 2018, the Company had no valuation allowance provided on disallowed interest expense carryforwards. The Company also had valuation allowances of $6.4 million and $5.3 million provided on other U.S. deferred tax assets. As of December 31, 2019 and 2018, the Company had valuation allowances of $154.9 million and $143.9 million, respectively, provided on its foreign deferred tax assets.

The Company had the following activity for unrecognized tax benefits as follows (in thousands):

	December 31,
	2019	2018	2017
Balance at beginning of period	$99,470	$95,236	$90,523
Increases based on tax positions of the current year	8,986	8,926	8,520
Reductions due to lapse in statutes of limitations	(4,161)	(4,692)	(3,807)
Balance at end of period	$104,295	$99,470	$95,236

As of December 31, 2019, 2018 and 2017, unrecognized tax benefits of $104.3 million, $99.5 million and $95.2 million, respectively, were recorded as reductions in deferred income taxes, net. The Company had no unrecognized tax benefits recorded in other long-term liabilities as of December 31, 2019, 2018 and 2017.

As of December 31, 2019, 2018 and 2017, $36.6 million, $31.0 million and $26.9 million, respectively, of unrecognized tax benefits would, if recognized, impact the effective tax rate.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. During each of the years ended December 31, 2019 and 2018, the Company recognized no interest and penalties. During the year ended December 31, 2017, the Company recognized $0.9 million in interest in the provision for income taxes.

The Company anticipates that the 2015 statute of limitations will expire in the next 12 months for certain foreign tax jurisdictions. Also, the Company's unrecognized tax benefits include certain income tax accounting methods, which govern the timing and deductibility of income tax deductions. As a result, the Company's unrecognized tax benefits could increase up to $5.4 million over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company's income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. The Company's 2002 to 2015 domestic income tax returns remain subject to examination by the IRS to the extent tax attributes carryforward to future years. The Company's 2016 to 2018 domestic income tax returns also remain subject to examination by the IRS. The Company's 2015 to 2018 Macau income tax returns remain subject to examination by the Financial Services Bureau.

The Company has participated in the IRS Compliance Assurance Program ("CAP") for the 2012 through 2019 tax years and will continue to participate in the IRS CAP for the 2020 tax year.

In February 2017, 2018, and in May 2019, the Company received notification that the IRS completed its examination of the Company's 2015, 2016, and 2017 U.S. income tax returns, respectively. There were no changes in its unrecognized tax benefits as a result of the completion of these examinations.

On December 31, 2017, 2018 and 2019, the statute of limitations for the 2012, 2013, and 2014 Macau Complementary tax return expired, respectively. As a result of the expiration of the statute of limitations for the Macau Complementary Tax return, the total amount of unrecognized tax benefits decreased by $3.8 million, $4.7 million, and $4.2 million, respectively.

In March 2017, the Financial Services Bureau commenced an examination of the 2013 and 2014 Macau income tax returns of Wynn Macau SA. In July 2018, the Financial Services Bureau issued final tax assessments for the Company for the years 2013 and 2014. While no additional tax was due, adjustments were made to the Company's tax loss carryforwards.

In July 2017, the Financial Services Bureau commenced an examination of the 2013 and 2014 Macau income tax returns of Palo. In February 2018, the Financial Services Bureau concluded its examination with no changes.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In January of 2020, the Financial Services Bureau commenced an examination of the 2015 and 2016 Macau income tax returns of Palo.

Note 14 - Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to Wynn Resorts by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net income attributable to Wynn Resorts, Limited	$122,985	$572,430	$747,181

Denominator:
Weighted average common shares outstanding	106,745	106,529	102,071
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	240	503	527
Weighted average common and common equivalent shares outstanding	106,985	107,032	102,598

Net income attributable to Wynn Resorts, Limited per common share, basic	$1.15	$5.37	$7.32
Net income attributable to Wynn Resorts, Limited per common share, diluted	$1.15	$5.35	$7.28

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	277	102	106

Note 15 - Leases

Lessee Arrangements

The following table summarizes the balance sheet classification of the Company's lease assets and liabilities (in thousands):

	Balance Sheet Classification	December 31, 2019
Assets
Operating leases	Operating lease assets	$452,919
Finance leases	Property and equipment, net	$23,061

Current liabilities
Operating leases	Other accrued liabilities	$18,893
Finance leases	Other accrued liabilities	$164

Non-current liabilities
Operating leases	Long-term operating lease liabilities	$159,182
Finance leases	Other long-term liabilities	$17,759

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables disclose the components of the Company's lease cost, supplemental cash flow disclosures, and other information regarding the Company's lease arrangements (dollars in thousands):

Year ended December 31, 2019
Lease cost:
Operating lease cost	$33,126
Short-term lease cost	24,634
Amortization of leasehold interests in land	13,373
Variable lease cost	1,487
Finance lease interest cost	1,058
Total lease cost	$73,678

Year ended December 31, 2019
Supplemental cash flow disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$45,435
Finance lease liabilities arising from obtaining finance lease assets	$1,413
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities - Operating leases	$30,409
Cash used in financing activities - Finance leases	$73

December 31, 2019
Other information:
Weighted-average remaining lease term - Operating leases	35.4 years
Weighted-average remaining lease term - Finance leases	42.8 years

Weighted-average discount rate - Operating leases	6.4%
Weighted-average discount rate - Finance leases	6.2%

The following table presents an analysis of lease liability maturities as of December 31, 2019 (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2020	$27,908	$1,203
2021	25,343	1,203
2022	22,388	1,203
2023	20,036	1,203
2024	16,570	1,203
Thereafter	464,903	66,287
Total undiscounted cash flows	$577,148	$72,302
Present value
Short-term lease liabilities	$18,893	$164
Long-term lease liabilities	159,182	17,759
Total lease liabilities	$178,075	$17,923
Interest on lease liabilities	$399,073	$54,379

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2018, the Company was obligated under non-cancelable leases to make future minimum lease payments as follows (in thousands):

Years Ending December 31,	Operating Leases	Capital Leases
2019	$29,126	$989
2020	20,153	989
2021	17,226	989
2022	16,466	989
2023	15,868	989
Thereafter	464,838	66,743
Total minimum lease payments	$563,677	$71,688
Less: Amount representing interest	$—	$(55,140)
	$563,677	$16,548

Ground Leases

Undeveloped Land - Las Vegas

The Company leases approximately 16 acres of undeveloped land on Las Vegas Boulevard directly across from Wynn Las Vegas in Las Vegas, Nevada, pursuant to a lease agreement which expires in 2097. The ground lease payments, which increase at a fixed rate over the term of the lease, are $3.8 million per year until 2023 and total payments of $367.8 million thereafter. As of December 31, 2019, the liability associated with this lease was $62.6 million.

At December 31, 2019, operating lease assets included approximately $87.0 million related to an amount allocated to the leasehold interest in land upon the acquisition of a group of assets in 2018. The Company expects that the amortization of this amount will be $1.1 million each year from 2020 through 2096 and $0.7 million in 2097.

Macau Land Concessions

Wynn Palace and Wynn Macau were built on land that is leased under Macau land concession contracts each with terms of 25 years from May 2012 and August 2004, respectively, which may be renewed with government approval for successive 10-year periods in accordance with Macau legislation. The land concession payments are expected to be $1.6 million per year through 2024 and total payments of $15.5 million thereafter through 2037. At December 31, 2019, the total liability associated with these leases was $16.0 million.

At December 31, 2019, operating lease assets included $188.6 million of leasehold interests in land related to the Wynn Palace and Wynn Macau land concessions. The Company expects that the amortization associated with these leasehold interests will be approximately $12.2 million per year from 2020 through 2028 and approximately $9.3 million per year thereafter through 2037.

Rent Expense

Rent expense for the years ended December 31, 2018 and 2017 was $27.1 million and $18.3 million, respectively.

Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Minimum rental income	$136,612	$126,192	$122,016
Contingent rental income	57,807	52,347	35,696
Total rental income	$194,419	$178,539	$157,712

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the future minimum rentals to be received under operating leases (in thousands):

Years Ending December 31,	Operating Leases
2020	$148,607
2021	90,672
2022	74,009
2023	58,604
2024	47,515
Thereafter	121,689
Total future minimum rentals	$541,096

Note 16 - Related Party Transactions

Home Purchase

In May 2010, the Company entered into an employment agreement with Linda Chen ("Ms. Chen"), who is the President and Chief Operating Officer of Wynn Macau SA. Under the terms of the employment agreement, the Company purchased a home in Macau for use by Ms. Chen and has made renovations to the home with a total cost of $10.0 million. In addition, under the terms of the employment agreement, Ms. Chen has the option to purchase the home for no consideration through March 31, 2020.

Cooperation Agreement

On August 3, 2018, the Company entered into a Cooperation Agreement (the "Cooperation Agreement") with Elaine P. Wynn regarding the composition of the Company's Board of Directors and certain other matters, including, among other things, the appointment of Mr. Philip G. Satre to the Company's Board of Directors, standstill restrictions, releases, non-disparagement, reimbursement of expenses and the grant of certain complimentary privileges. The term of the Cooperation Agreement expires on the later of (i) the date that Mr. Satre no longer serves as Chair of the Board and (ii) the day after the conclusion of the 2020 annual meeting of the Company's stockholders, unless earlier terminated pursuant to the circumstances described in the Cooperation Agreement.

Amounts Due to Officers, Directors and Former Directors

The Company periodically provides services to certain executive officers, directors or former directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers, directors or former directors reimburse the Company. The Company requires prepayment for any such services, which amounts are replenished on an ongoing basis as needed. As of December 31, 2019 and 2018, these net deposit balances with the Company were immaterial, as were the services provided.

Note 17 - Commitments and Contingencies

Wynn Las Vegas Meeting and Convention Expansion

Wynn Golf, LLC, a direct wholly owned subsidiary of the Company, entered into an agreement concerning the construction of the Meeting and Convention Expansion, which, among other things, confirmed the guaranteed maximum price for the construction work undertaken by the general contractor. The general contractor was obligated to substantially complete the Meeting and Convention Expansion by December 19, 2019, and the estimated final contract value is approximately $295 million. The Meeting and Convention Expansion opened in February 2020.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three to five year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts). As of December 31, 2019, the Company was obligated to make future payments of $70.0 million, $38.3 million, $13.4 million, $2.1 million, and $0.7 million during the years ending December 31, 2020, 2021, 2022, 2023, and 2024, respectively.

Other Commitments

The Company has additional commitments for gaming tax payments in Macau, open purchase orders, construction contracts, payment obligations to communities surrounding Encore Boston Harbor, and performance and other miscellaneous contracts. As of December 31, 2019, the Company was obligated under these arrangements to make future minimum payments as follows (in thousands):

Years Ending December 31,
2020	$396,723
2021	86,234
2022	45,277
2023	19,308
2024	13,697
Thereafter	112,496
Total minimum payments	$673,735

Letters of Credit

As of December 31, 2019, the Company had outstanding letters of credit of $18.1 million.

Litigation

In addition to the actions noted below, the Company and its affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations, and cash flows.

Massachusetts Gaming License Related Actions

On September 17, 2014, the Massachusetts Gaming Commission ("MGC") designated Wynn MA the award winner of the Greater Boston (Region A) gaming license (the "Boston area license"). On November 7, 2014, the gaming license became effective.

Revere Action

On October 16, 2014, the City of Revere, the host community to the unsuccessful bidder for the Boston area license, the International Brotherhood of Electrical Workers, Local 103, and several individuals, filed a complaint against the MGC and its gaming commissioners in Suffolk Superior Court in Boston, Massachusetts (the "Revere Action"). Mohegan Sun ("Mohegan") the other applicant for the Boston area license, joined the lawsuit and challenged the MGC's award of the Boston area license. On December 3, 2015, the court granted the MGC's motion to dismiss the claims asserted in the Revere Action and the court dismissed all claims except Mohegan's claim alleging procedural error by the MGC in granting the license to Wynn MA. The plaintiffs appealed. After multiple appeals and cross appeals, only two claims remained: (1) individual plaintiffs' claim for violation of the open meeting laws; and (2) Mohegan's claim for procedural error. On July 12, 2019, the Suffolk Superior Court granted the MGC's motion for summary judgment and dismissed the open meeting law claim, leaving only Mohegan's procedural claim.

On August 2, 2019, Mohegan filed a motion to file a second amended complaint, to add new claims related to the MGC's allegedly inadequate 2013 investigation. On October 15, 2019, the court granted Mohegan's motion to amend and allowed it to file a second amended intervenor's complaint.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Wynn MA was not named in the Revere Action.

Suffolk Action

On September 17, 2018, Sterling Suffolk Racecourse, LLC, owner of the property proposed for location of a casino by an unsuccessful bidder for the Boston area license filed a complaint in the United States District Court, District of Massachusetts, against the Company, Wynn MA, certain current and former officers of the Company, FBT Everett Realty, LLC, former owner of the land on which Encore Boston Harbor is located ("FBT"), and Paul Lohnes, a member of FBT. The complaint alleges, among other things, the defendants violated the RICO Act, conspired to circumvent the application process for the Boston area license and violated Massachusetts law with respect to unfair methods of competition. The plaintiff sought $1.0 billion in compensatory damages and treble damages. All defendants filed motions to dismiss the complaint. On November 15, 2019, the court granted the defendants' motions to dismiss and the plaintiff did not appeal.

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

The actions filed in the Eighth Judicial District Court of Clark County, Nevada were consolidated as In re Wynn Resorts, Ltd. Derivative Litigation ("State Derivative Case"). On October 26, 2018, the SLC filed a motion to intervene and stay the State Derivative Case pending completion of its investigation, which the court granted.

On June 3, 2019, a separate stockholder derivative action was filed in the Eighth Judicial District Court of Clark County, Nevada alleging substantially similar causes of action as the State Derivative Case with the additional allegation that various of the Company's attorneys committed professional malpractice, and certain current and former executives also breached fiduciary duties and aided and abetted the breach of fiduciary duties, in connection with the alleged inappropriate personal conduct by Stephen A. Wynn in the workplace. On July 26, 2019, the plaintiff voluntarily dismissed Matt Maddox, Stephen A. Wynn, Kimmarie Sinatra, John J. Hagenbuch, Ray R. Irani, Jay L. Johnson, Robert J. Miller, Patricia Mulroy, Clark T. Randt, Jr., Alvin V. Shoemaker, J. Edward Virtue, D. Boone Wayson, and one of the Company's law firms from the action. On September 19, 2019, the court entered an order consolidating this action into the State Derivative Case, and on December 2, 2019, further clarified that this action may not proceed as a separate action apart from the State Derivative Case.

On November 27, 2019, the State Derivative Case parties agreed to terms of a settlement agreement. The court approved the settlement agreement on February 12, 2020. The settlement agreement becomes effective upon the entry of a written order and any appeals are exhausted.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On January 29, 2019, the defendants filed motions to dismiss each of the Individual Stockholder Actions. On December 12, 2019, the court entered an order denying the motions to dismiss, which the defendants appealed to the Nevada Supreme Court on December 24, 2019. On January 7, 2020, the Nevada Supreme Court stayed the underlying Individual Stockholder Actions pending a decision on the defendants' appeal.

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

Note 18 - Retail Joint Venture

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Venture's assets, liabilities and results of operations. The Company will evaluate its primary beneficiary designation on an ongoing basis and will assess the appropriateness of the Retail Joint Venture's VIE status when changes occur.

As of December 31, 2019 and 2018, the Retail Joint Venture had total assets of $90.0 million and $85.0 million, respectively, and total liabilities of $622.4 million and $619.6 million, respectively. The Retail Joint Venture's total liabilities as of December 31, 2019 included long-term debt of $611.7 million, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

Note 19 - Segment Information

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the Company's segment information (in thousands):

	Years Ended December 31,
	2019	2018	2017
Operating revenues
Macau Operations:
Wynn Palace
Casino	$2,139,756	$2,356,022	$1,714,417
Rooms	174,576	170,067	121,710
Food and beverage	117,376	110,638	96,078
Entertainment, retail and other (1)	111,986	120,839	98,082
	2,543,694	2,757,566	2,030,287
Wynn Macau
Casino	1,796,209	1,994,885	2,073,793
Rooms	110,387	113,495	95,871
Food and beverage	81,576	76,369	68,111
Entertainment, retail and other (1)	81,857	109,776	99,135
	2,070,029	2,294,525	2,336,910
Total Macau Operations	4,613,723	5,052,091	4,367,197

Las Vegas Operations:
Casino	394,104	434,083	456,093
Rooms	483,055	468,238	453,376
Food and beverage	558,782	567,121	567,926
Entertainment, retail and other (1)	197,516	196,127	225,568
Total Las Vegas Operations	1,633,457	1,665,569	1,702,963

Encore Boston Harbor:
Casino	243,855	—	—
Rooms	36,144	—	—
Food and beverage	61,088	—	—
Entertainment, retail and other (1)	22,832	—	—
Total Encore Boston Harbor	363,919	—	—

Total operating revenues	$6,611,099	$6,717,660	$6,070,160

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2019	2018	2017
Adjusted Property EBITDA (2)
Macau Operations:
Wynn Palace	$729,535	$843,902	$527,583
Wynn Macau	648,837	733,238	760,752
Total Macau Operations	1,378,372	1,577,140	1,288,335
Las Vegas Operations	413,886	467,273	522,397
Encore Boston Harbor	23,150	—	—
Total	1,815,408	2,044,413	1,810,732
Other operating expenses
Litigation settlement	—	463,557	—
Pre-opening	102,009	53,490	26,692
Depreciation and amortization	624,878	550,596	552,368
Property charges and other	20,286	60,256	29,576
Corporate expenses and other	150,228	144,479	102,560
Stock-based compensation (3)	39,702	36,491	43,971
Total other operating expenses	937,103	1,308,869	755,167
Operating income	878,305	735,544	1,055,565
Other non-operating income and expenses
Interest income	24,449	29,866	31,193
Interest expense, net of amounts capitalized	(414,030)	(381,849)	(388,664)
Change in derivatives fair value	(3,228)	(4,520)	(1,056)
Change in Redemption Note fair value	—	(69,331)	(59,700)
(Loss) gain on extinguishment of debt	(12,437)	104	(55,360)
Other	15,159	(4,074)	(21,709)
Total other non-operating income and expenses	(390,087)	(429,804)	(495,296)
Income before income taxes	488,218	305,740	560,269
Benefit (provision) for income taxes	(176,840)	497,344	328,985
Net income	311,378	803,084	889,254
Net income attributable to noncontrolling interests	(188,393)	(230,654)	(142,073)
Net income attributable to Wynn Resorts, Limited	$122,985	$572,430	$747,181

(1)Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 15, "Leases".
(2)"Adjusted Property EBITDA" is net income before interest, income taxes, depreciation and amortization, litigation settlement expense, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, (loss) gain on extinguishment of debt, change in derivatives fair value, change in Redemption Note fair value and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDA because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, the Company's calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(3)Excludes $0.7 million included in pre-opening expenses for the years ended December 31, 2019 and 2018. Pre-opening expenses did not include any stock-based compensation during 2017. Excludes a credit of $2.2 million included in property charges and other expenses in 2018.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2019	2018	2017
Capital expenditures
Macau Operations:
Wynn Palace	$66,545	$89,617	$107,405
Wynn Macau	142,112	62,542	43,510
Total Macau Operations	208,657	152,159	150,915
Las Vegas Operations	96,928	73,029	139,893
Encore Boston Harbor	471,381	791,250	572,825
Corporate and other	286,327	459,534	71,841
Total	$1,063,293	$1,475,972	$935,474

	December 31,
	2019	2018	2017
Assets
Macau Operations:
Wynn Palace	$3,734,210	$3,858,904	$4,017,494
Wynn Macau	1,656,625	1,903,921	1,271,544
Other Macau	1,023,411	68,487	174,769
Total Macau Operations	6,414,246	5,831,312	5,463,807
Las Vegas Operations	2,806,972	2,792,508	3,266,390
Encore Boston Harbor	2,456,667	1,865,286	1,060,530
Corporate and other	2,193,396	2,727,163	2,891,012
Total	$13,871,281	$13,216,269	$12,681,739

	December 31,
	2019	2018	2017
Long-lived assets
Macau	$4,321,970	$4,387,051	$4,613,950
United States	5,909,847	5,166,537	4,083,555
Total	$10,231,817	$9,553,588	$8,697,505

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarterly Consolidated Financial Information (Unaudited)

The following tables (in thousands, except per share data) present selected quarterly financial information for 2019 and 2018, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	Year Ended December 31, 2019
	First	Second	Third	Fourth	Year
Operating revenues	$1,651,546	$1,658,332	$1,647,762	$1,653,459	$6,611,099
Operating income	$255,176	$218,716	$177,835	$226,578	$878,305
Net income (loss)	$159,731	$142,234	$26,883	$(17,470)	$311,378
Net income (loss) attributable to Wynn Resorts, Limited	$104,872	$94,551	$(3,496)	$(72,942)	$122,985
Basic income (loss) per share	$0.98	$0.88	$(0.03)	$(0.68)	$1.15
Diluted income (loss) per share	$0.98	$0.88	$(0.03)	$(0.68)	$1.15

	Year Ended December 31, 2018
	First (1)	Second	Third	Fourth (2)	Year
Operating revenues	$1,715,578	$1,605,424	$1,709,072	$1,687,586	$6,717,660
Operating income (loss)	$(81,294)	$279,572	$290,983	$246,283	$735,544
Net income (loss)	$(137,478)	$205,280	$219,772	$515,510	$803,084
Net income (loss) attributable to Wynn Resorts, Limited	$(204,307)	$155,756	$156,115	$464,866	$572,430
Basic income (loss) per share	$(1.99)	$1.44	$1.44	$4.32	$5.37
Diluted income (loss) per share	$(1.99)	$1.44	$1.44	$4.31	$5.35

(1) During the first quarter of 2018, the Company incurred a litigation settlement expense totaling $463.6 million. See Item 8—"Financial Statements and Supplementary Data," Note 17, "Commitments and Contingencies."
(2) During the fourth quarter of 2018, the Company finalized its analysis of U.S. tax reform and recorded an income tax benefit of $390.9 million, incremental to the provisional income tax benefit recorded during the fourth quarter of 2017. See Item 8—"Financial Statements and Supplementary Data," Note 13, "Income Taxes."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company's CEO and CFO have concluded that, as of the period covered by this annual report, the Company's disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young, LLP, an independent registered public accounting firm. Their report appears under "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 27, 2020, the Company amended and restated its bylaws (“Bylaws”) to provide that (i) the chair must be an independent member of the Company’s Board of Directors, (ii) a majority voting standard for election of Directors and (iii) certain conforming ministerial changes. The foregoing description of the Bylaws is qualified in its entirety by the full text of the Bylaws filed as Exhibit 3.2 hereto and incorporated by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2020 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 (the "2020 Proxy Statement") under the captions "Election of Directors," "Executive Officers," "Board Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to our definitive 2020 Proxy Statement under the captions "Board Compensation," "Compensation Discussion and Analysis" and "Executive Compensation Tables", which will be filed with the SEC.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	23,700	$80.42	2,640,796
Equity compensation plans not approved by security holders	—	—	—
Total	23,700	$80.42	2,640,796

Certain information required by this item will be contained in the 2020 Proxy Statement under the caption "Certain Beneficial Ownership and Management," and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to our definitive 2020 Proxy Statement under the caption "Certain Relationships and Related Transactions," and "Board Governance," which will be filed with the SEC.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to our definitive 2020 Proxy Statement under the caption "Ratification of Appointment of Independent Auditors," which will be filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2019 and 2018
•Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017
•Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018, and 2017
•Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017
•Notes to Consolidated Financial Statements
•Quarterly Consolidated Financial Information (Unaudited)

(a)2. Financial Statement Schedule filed in Part IV of this report:

•Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Provision (Benefit) for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
2019	$32,694	21,898	(15,275)	$39,317
2018	$30,600	6,527	(4,433)	$32,694
2017	$54,742	(6,711)	(17,431)	$30,600

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred income tax asset valuation allowance:
2019	$2,643,899	147,881	(32,349)	$2,759,431
2018	$3,390,467	201,282	(947,850)	$2,643,899
2017	$3,286,723	112,543	(8,799)	$3,390,467

(a)3. Exhibits
Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Registrant.	10-Q	5/8/2015
3.2	Ninth Amended and Restated Bylaws of the Registrant.	10-K	*
4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.	S-1	10/7/2002
4.2	Description of Registrant's Securities.	10-K	*
4.3	Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	5/22/2013
4.4
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.
		10-K	3/2/2015
4.5
Second Supplemental Indenture, dated as of March 20, 2018, to Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the guarantors party thereto and U.S. Bank National Association.
		8-K	3/21/2018
4.6	Indenture, dated as of February 18, 2015, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	2/18/2015
4.7	Indenture, dated as of May 11, 2017, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	5/11/2017
4.8	Indenture, dated as of September 20, 2017, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, relating to senior notes due 2024.	10-Q	11/8/2017
4.9	Indenture, dated as of September 20, 2017, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, relating to senior notes due 2027.	10-Q	11/8/2017
4.10	Indenture, dated as of December 17, 2019, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, related to senior notes due 2029.	10-K	*
4.11
Indenture, dated as of September 20, 2019, by and among Wynn Resorts Finance, LLC, and Wynn Resorts Capital Corp., as joint and several obligors and the Guarantors named therein and U.S. Bank National Association, as trustee.
		10-Q	11/6/2019
10.1.0
Credit Agreement, dated as of September 20, 2019, by and among Wynn Resorts Finance, LLC, as borrower, the subsidiaries of borrower party hereto, as guarantors, Deutsche Bank AG New York Branch, as administrative agent and as collateral agent.
		10-Q	11/6/2019
10.1.1
Incremental Joinder Agreement No. 1, dated as of March 8, 2019, by and among Wynn Resorts, Limited, as borrower, Wynn Group Asia, Inc. and Wynn Resorts Holdings, LLC, as Guarantors, and Deutsche Bank AG New York Branch, as administrative agent.
		10-Q	5/9/2019
10.2.1	Common Terms Agreement Sixth Amendment Agreement, dated December 21, 2018, between, among others, Wynn Resorts (Macau) S.A. as the company and Bank of China Limited, Macau Branch as security agent.	10-Q	2/28/19
10.2.2
Term Facility Agreement Fifth Amendment Agreement, dated December 21, 2018, by and among Wynn Resorts (Macau) S.A. and Bank of China Limited, Macau Branch as Hotel Facility Agent and Hotel Facility Lender.
		10-Q	2/28/19
10.2.3
Revolving Credit Facility Agreement Second Amendment Agreement, dated as of December 21, 2018, by and among Wynn Resorts (Macau) S.A. and Bank of China Limited, Macau Branch as Revolving Credit Facility Agent and Revolving Credit Facility Lender.
		10-Q	2/28/19

10.2.4	Common Terms Agreement Fifth Amendment Agreement, dated September 30, 2015, between, among others, Wynn Resorts (Macau) S.A. as the company and Bank of China Limited, Macau Branch as security agent.	10-Q	11/6/2015
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
10.3.0
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
		10-Q	7/30/2018
10.4.1
Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).
		10-Q	8/20/2002
10.4.2
Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Chinese version of Concession Agreement).
		10-Q	9/18/2002
10.4.3	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A.	10-Q	8/3/2004
10.4.4
Land Concession Contract, published on May 2, 2012, by and among Palo Real Estate Company Limited, Wynn Resorts (Macau), S.A. and the Macau Special Administrative Region of the People's Republic of China (translated to English from traditional Chinese and Portuguese).
		10-Q	5/2/2012
10.4.5	Bank Guarantee Reimbursement Agreement, dated as of September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.	10-Q	11/4/2004
10.5.1	Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Macau, Limited and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.2	Amended and Restated Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Resorts (Macau), S.A., and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.3	Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between Wynn Las Vegas, LLC and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.4	Management Fee and Corporate Allocation Agreement, dated as of November 20, 2014, by and among Wynn MA, LLC and Wynn Resorts, Limited.	10-Q	2/29/2016
10.6.1	Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Macau, Limited.	10-Q	3/2/2015
10.6.2	Amended and Restated Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Resorts (Macau), S.A.	10-Q	3/2/2015
10.6.3	2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.	10-Q	5/8/2015
10.6.4	2014 Intellectual Property License Agreement, dated as of November 20, 2014, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn MA, LLC.	10-Q	2/29/2016
10.6.5	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
10.6.6	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004

+10.7.1.0	Amended and Restated Employment Agreement, dated as of December 16, 2019, by and between Wynn Resorts, Limited and Matt Maddox.	10-K	*
+10.7.2.0	Employment Agreement, dated as of January 27, 2017 by and between Wynn Resorts, Limited and Craig Billings.	10-Q	5/4/2017
+10.7.2.1	First Amendment to Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Craig S. Billings.	10-Q	5/9/2018
+10.7.2.2	Second Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Craig Billings.	10-Q	8/8/2019
+10.7.3.0	Employment Agreement, dated as of August 2, 2018, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2018
+10.7.3.1	First Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2019
+10.8	Amended and Restated 2014 Omnibus Incentive Plan, dated January 1, 2017.	10-Q	2/24/2017
10.9	Cooperation Agreement, dated as of August 3, 2018, by and between Wynn Resorts, Limited and Elaine P. Wynn.	10-Q	8/6/2018
10.10
Second Amended and Restated Shareholders' Agreement, dated as of January 14, 2016, by and among Wynn Resorts (Macau), Ltd., Wynn Resorts International, Ltd., Chen Chi Ling Linda and Wynn Resorts (Macau), S.A.
		10-Q	2/28/2018
10.11	Form of Indemnity Agreement.	10-Q	9/18/2002
21.1	Subsidiaries of the Registrant.	10-K	*
23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.	10-K	*
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.	10-K	*
101	The following material from Wynn Resorts, Limited's Annual Report on Form 10-K, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (ii) the Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017; (iv) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018, and 2017; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	*
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.
* Filed herewith
+ Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 28, 2020	By:	/s/ Matt Maddox
Matt Maddox
Director, Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matt Maddox	Director, Chief Executive Officer (Principal Executive Officer)	February 28, 2020
Matt Maddox

/s/ Craig S. Billings	President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2020
Craig S. Billings

/s/ Philip G. Satre	Non-Executive Chair of the Board and Director	February 28, 2020
Philip G. Satre

/s/ Betsy S. Atkins	Director	February 28, 2020
Betsy S. Atkins

/s/ Richard J. Byrne	Director	February 28, 2020
Richard J. Byrne

/s/ Jay L. Johnson	Director	February 28, 2020
Jay L. Johnson

/s/ Patricia Mulroy	Director	February 28, 2020
Patricia Mulroy

/s/ Margaret J. Myers	Director	February 28, 2020
Margaret J. Myers

/s/ Clark T. Randt, Jr.	Director	February 28, 2020
Clark T. Randt, Jr.

/s/ Winifred Webb	Director	February 28, 2020
Winifred Webb