Form 10-Q
period 2020-03-31
WYNN RESORTS LTD
filed 2020-05-08
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2020
Common stock, par value $0.01	107,868,264

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,880,971	$2,351,904
Accounts receivable, net of allowance for credit losses of $59,971 and $39,317	380,771	346,429
Inventories	86,182	88,519
Prepaid expenses and other	67,440	69,485
Total current assets	3,415,364	2,856,337
Property and equipment, net	9,539,407	9,623,832
Restricted cash	4,930	6,388
Intangible assets, net	143,857	146,414
Operating lease assets	446,564	452,919
Deferred income taxes, net	487,402	562,262
Other assets	235,823	223,129
Total assets	$14,273,347	$13,871,281
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$194,226	$262,437
Customer deposits	913,395	824,269
Gaming taxes payable	48,348	168,043
Accrued compensation and benefits	249,092	180,140
Accrued interest	106,344	73,136
Current portion of long-term debt	235,997	323,876
Other accrued liabilities	137,435	150,983
Total current liabilities	1,884,837	1,982,884
Long-term debt	11,133,048	10,079,983
Long-term operating lease liabilities	156,120	159,182
Other long-term liabilities	106,862	107,760
Total liabilities	13,280,867	12,329,809
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 123,403,105 and 122,837,930 shares issued; 107,884,163 and 107,363,943 shares outstanding, respectively	1,234	1,228
Treasury stock, at cost; 15,518,942 and 15,473,987 shares, respectively	(1,416,525)	(1,410,998)
Additional paid-in capital	2,526,062	2,512,676
Accumulated other comprehensive loss	(947)	(1,679)
Retained earnings	132,266	641,818
Total Wynn Resorts, Limited stockholders' equity	1,242,090	1,743,045
Noncontrolling interests	(249,610)	(201,573)
Total stockholders' equity	992,480	1,541,472
Total liabilities and stockholders' equity	$14,273,347	$13,871,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating revenues:
Casino	$570,789	$1,185,101
Rooms	152,681	191,270
Food and beverage	149,414	173,219
Entertainment, retail and other	80,832	101,956
Total operating revenues	953,716	1,651,546
Operating expenses:
Casino	442,690	750,071
Rooms	73,480	63,706
Food and beverage	175,910	148,761
Entertainment, retail and other	45,580	44,044
General and administrative	234,328	217,322
Provision for credit losses	20,613	5,422
Pre-opening	2,551	27,713
Depreciation and amortization	178,746	136,557
Property charges and other	27,229	2,774
Total operating expenses	1,201,127	1,396,370
Operating income (loss)	(247,411)	255,176
Other income (expense):
Interest income	7,953	7,287
Interest expense, net of amounts capitalized	(128,827)	(93,180)
Change in derivatives fair value	(15,660)	(1,509)
Loss on extinguishment of debt	(843)	—
Other	10,335	(6,358)
Other income (expense), net	(127,042)	(93,760)
Income (loss) before income taxes	(374,453)	161,416
Provision for income taxes	(75,800)	(1,685)
Net income (loss)	(450,253)	159,731
Less: net (income) loss attributable to noncontrolling interests	48,216	(54,859)
Net income (loss) attributable to Wynn Resorts, Limited	$(402,037)	$104,872
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$(3.77)	$0.98
Diluted	$(3.77)	$0.98
Weighted average common shares outstanding:
Basic	106,663	106,792
Diluted	106,663	107,073
Dividends declared per common share	$1.00	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(450,253)	$159,731
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	1,015	(888)
Total comprehensive income (loss)	(449,238)	158,843
Less: comprehensive (income) loss attributable to noncontrolling interests	47,933	(54,612)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$(401,305)	$104,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31, 2020
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2020	107,363,943	$1,228	$(1,410,998)	$2,512,676	$(1,679)	$641,818	$1,743,045	$(201,573)	$1,541,472
Net loss	—	—	—	—	—	(402,037)	(402,037)	(48,216)	(450,253)
Currency translation adjustment	—	—	—	—	732	—	732	283	1,015
Issuance of restricted stock	620,745	6	—	6,086	—	—	6,092	629	6,721
Cancellation of restricted stock	(55,570)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(44,955)	—	(5,527)	—	—	—	(5,527)	—	(5,527)
Cash dividends declared	—	—	—	—	—	(107,515)	(107,515)	14	(107,501)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(998)	(998)
Stock-based compensation	—	—	—	7,300	—	—	7,300	251	7,551
Balances, March 31, 2020	107,884,163	$1,234	$(1,416,525)	$2,526,062	$(947)	$132,266	$1,242,090	$(249,610)	$992,480

	For the Three Months Ended March 31, 2019
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2019	107,232,026	$1,221	$(1,344,012)	$2,457,079	$(1,950)	$921,785	$2,034,123	$(219,334)	$1,814,789
Net income	—	—	—	—	—	104,872	104,872	54,859	159,731
Currency translation adjustment	—	—	—	—	(641)	—	(641)	(247)	(888)
Exercise of stock options	77,690	1	—	4,063	—	—	4,064	—	4,064
Issuance of restricted stock	396,596	4	—	14,344	—	—	14,348	785	15,133
Cancellation of restricted stock	(1,045)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(44,818)	—	(5,401)	—	—	—	(5,401)	—	(5,401)
Cash dividends declared	—	—	—	—	—	(80,685)	(80,685)	17	(80,668)
Stock-based compensation	—	—	—	7,540	—	—	7,540	943	8,483
Balances, March 31, 2019	107,660,449	$1,226	$(1,349,413)	$2,483,026	$(2,591)	$945,972	$2,078,220	$(162,977)	$1,915,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(450,253)	$159,731
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	178,746	136,557
Deferred income taxes	74,860	(76)
Stock-based compensation expense	9,364	10,338
Amortization of debt issuance costs	6,944	7,594
Loss on extinguishment of debt	843	—
Provision for credit losses	20,613	5,422
Change in derivatives fair value	15,660	1,509
Property charges and other	16,894	9,133
Increase (decrease) in cash from changes in:
Receivables, net	(56,284)	11,088
Inventories, prepaid expenses and other	5,135	(13,939)
Customer deposits	71,736	(37,398)
Accounts payable and accrued expenses	(70,758)	(26,101)
Net cash (used in) provided by operating activities	(176,500)	263,858
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(139,316)	(310,279)
Purchase of intangible and other assets	—	(1,000)
Proceeds from sale of assets and other	2,162	404
Net cash used in investing activities	(137,154)	(310,875)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,469,028	250,000
Repayments of long-term debt	(515,194)	(500,503)
Repurchase of common stock	(5,527)	(5,401)
Finance lease payment	(37)	—
Proceeds from exercise of stock options	70	4,064
Dividends paid	(107,426)	(80,773)
Distribution to noncontrolling interest	(998)	—
Payments for financing costs	(1,919)	(10,496)
Net cash provided by (used in) financing activities	837,997	(343,109)
Effect of exchange rate on cash, cash equivalents and restricted cash	3,266	(2,404)
Cash, cash equivalents and restricted cash:
Increase (decrease) in cash, cash equivalents and restricted cash	527,609	(392,530)
Balance, beginning of period	2,358,292	2,219,323
Balance, end of period	$2,885,901	$1,826,793

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$88,438	$71,343
Liability settled with shares of common stock	$6,720	$15,134
Accounts and construction payables related to property and equipment	$127,895	$226,829

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

Recent Developments Related to COVID-19

As previously disclosed, in January 2020, an outbreak of a new strain of coronavirus, COVID-19 ("COVID-19"), was identified. Since then, COVID-19 has spread around the world, and steps have been taken by various countries, including those in which the Company operates, to advise citizens to avoid non-essential travel, to restrict inbound international travel, to implement closures of non-essential operations, and to implement quarantines and lockdowns to contain the spread of the virus. Currently, no fully effective treatments or vaccines have been developed, and there can be no assurance as to if or when an effective treatment or vaccine will be discovered.

In response to the COVID-19 pandemic, the Macau government announced on February 4, 2020 the closure of all casino operations in Macau, including those at Wynn Palace and Wynn Macau, for a period of 15 days. On February 20, 2020, the Company's casino operations at Wynn Palace and Wynn Macau reopened on a reduced basis and have since been fully restored; however, certain health safeguards, such as traveler quarantines, limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and health declarations remain in effect at the present time. The Company is currently unable to determine when these measures will be lifted.

Visitation to Macau has fallen meaningfully since the outbreak of COVID-19, driven by the outbreak's strong deterrent effect on travel and social activities, the Chinese government's suspension of its visa and group tour schemes that allow mainland Chinese residents to travel to Macau, quarantine measures, travel and entry restrictions in Macau, Hong Kong and certain cities and regions in mainland China, the suspension of ferry services and other modes of transportation with Macau and regionally, and the ban on entry or enhanced quarantine requirements for any residents of Greater China attempting to enter Macau. Persons who are not residents of Greater China are barred from entry to Macau at this time.

On March 14, 2020, the Massachusetts Gaming Commission temporarily suspended operations at all casinos in Massachusetts, including Encore Boston Harbor. On March 17, 2020, the Nevada government suspended all casino and non-essential operations, including all operations at Wynn Las Vegas. Accordingly, Encore Boston Harbor and Wynn Las Vegas ceased all operations and closed to the public on March 15, 2020 and March 17, 2020, respectively. Both resorts will remain closed until authorized to re-open under U.S. and state government directives. During the first quarter of 2020, the Company committed to pay salary, tips and benefits continuation for all U.S. employees, inclusive of part-time employees, through May 15, 2020. The Company has accrued $75.7 million of expense related to this commitment for the period from April 1 through May 15, 2020 within the accompanying Condensed Consolidated Financial Statements. In May 2020, the Company announced that it had extended its commitment through May 31, 2020.

The COVID-19 outbreak has had and will continue to have an adverse effect on the Company's results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of March 31, 2020, the Company had total cash and cash equivalents, excluding restricted cash, of $2.88 billion, and had access to $40.9 million and $74.2 million of available borrowing capacity from the WRF Revolving Facility and Wynn Macau Revolving Facility, respectively. In addition, the Company has suspended its quarterly dividend program and has postponed major project capital expenditures. Given the Company's liquidity position at March 31, 2020 and the steps the Company has taken subsequent to March 31, 2020 as further described in Note 6, "Long-Term Debt," the Company believes it is able to support continuing operations and respond to the current COVID-19 pandemic challenges.

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 15, "Retail Joint Venture." All significant intercompany accounts and transactions have been eliminated.

Accounts Receivable

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are recorded at amortized cost. Casino receivables primarily consist of credit issued to patrons in the form of markers and advances paid to gaming promoters. The Company issues credit based on factors such as level of play and financial resources, following background and credit checks. The casino credit extended by the Company is generally unsecured and due on demand. Gaming promoter advances are settled shortly after each month end.

An estimated allowance for credit losses is maintained to reduce the Company's receivables to their carrying amount, which reflects the net amount the Company expects to collect. The allowance estimate reflects specific review of customer accounts and outstanding gaming promoter accounts with a balance over a specified dollar amount, based upon the age of the account, the customer's financial condition as well as management's experience with historical and current collection trends, current economic and business conditions, and management's expectations of future economic and business conditions and forecasts. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $254.0 million and $589.0 million for the three months ended March 31, 2020 and 2019, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently Adopted Accounting Standards

Financial Instruments - Credit Losses

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The Company adopted the guidance effective January 1, 2020, and this adoption did not have a material effect on its Condensed Consolidated Financial Statements.

Cloud Computing Arrangement Implementation Costs

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to eliminate potential diversity in practice in accounting for costs incurred to implement cloud computing arrangements that are service contracts by requiring customers in such arrangements to follow internal-use software guidance with respect to such costs, with any resulting deferred implementation costs recognized over the term of the contract in the same income statement line item as the fees associated with the hosting element of the arrangement. The Company adopted the guidance effective January 1, 2020, and this adoption did not have a material effect on its Condensed Consolidated Financial Statements.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted the guidance effective January 1, 2020, and this adoption did not have a material effect on its Condensed Consolidated Financial Statements.

Note 3 - Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents:
Cash (1)	$1,722,706	$1,265,502
Cash equivalents (2)	1,158,265	1,086,402
Total cash and cash equivalents	2,880,971	2,351,904
Restricted cash (3)	4,930	6,388
Total cash, cash equivalents and restricted cash	$2,885,901	$2,358,292

(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 4 - Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Casino	$333,487	$304,137
Hotel	20,454	22,114
Other	86,801	59,495
	440,742	385,746
Less: allowance for credit losses	(59,971)	(39,317)
	$380,771	$346,429

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino receivables. As of March 31, 2020 and December 31, 2019, approximately 82.9% and 79.0%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which our customers reside could affect the collectability of such receivables. The Company believes the concentration of its credit risk in casino receivables is mitigated substantially by its credit investigation process, credit policies and collection procedures.

The Company’s allowance for casino credit losses was 17.2% and 12.4% of gross casino receivables as of March 31, 2020 and December 31, 2019, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the period (in thousands):

	March 31, 2020	March 31, 2019
Balance at beginning of year	$39,317	$32,694
Provision for credit losses	20,613	5,422
Write-offs	(70)	(2,975)
Effect of exchange rate	111	(47)
Balance at end of period	$59,971	$35,094

Note 5 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Buildings and improvements	$9,708,047	$9,367,241
Land and improvements	1,260,386	1,246,679
Furniture, fixtures and equipment	2,983,616	2,932,483
Airplanes	110,623	110,623
Construction in progress	158,198	477,333
	14,220,870	14,134,359
Less: accumulated depreciation	(4,681,463)	(4,510,527)
	$9,539,407	$9,623,832

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Depreciation expense for the three months ended March 31, 2020 and 2019 was $172.3 million and $132.3 million, respectively.

Note 6 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Macau Related:
Wynn Macau Credit Facilities (1):
Wynn Macau Term Loan, due 2022 (2)	$2,156,491	$2,302,540
Wynn Macau Revolver, due 2022 (3)	676,711	350,232
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000

U.S. and Corporate Related:
WRF Credit Facilities (4):
WRF Term Loan, due 2024	975,000	987,500
WRF Revolver, due 2024	791,000	—
WLV 4 1/4% Senior Notes, due 2023	500,000	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
Retail Term Loan, due 2025 (5)	615,000	615,000
	11,474,202	10,515,272
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(105,157)	(111,413)
	11,369,045	10,403,859
Less: Current portion of long-term debt	(235,997)	(323,876)
Total long-term debt, net of current portion	$11,133,048	$10,079,983

(1) The borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.50% to 2.25% per annum based on Wynn Resorts Macau S.A.’s leverage ratio.
(2) Approximately $1.22 billion and $936.6 million of the Wynn Macau Term Loan currently bears interest at a rate of LIBOR plus 1.75% per year and HIBOR plus 1.75% per year, respectively. As of March 31, 2020, the weighted average interest rate was approximately 3.20%.
(3) Approximately $384.8 million and $291.9 million of the Wynn Macau Revolver currently bears interest at a rate of LIBOR plus 1.75% per year and HIBOR plus 1.75% per year, respectively. As of March 31, 2020, the weighted average interest rate was approximately 2.71%. As of March 31, 2020, the available borrowing capacity under the Wynn Macau Revolver was $74.2 million. In April 2020, the Company drew an additional $50.0 million under the Wynn Macau Revolver.
(4) The WRF Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of March 31, 2020, the weighted average interest rate was approximately 2.68%. Additionally, as of March 31, 2020, the available borrowing capacity under the WRF Revolver was $40.9 million, net of $18.1 million in outstanding letters of credit. In April 2020, the Company drew an additional $25.0 million under the WRF Revolver.
(5) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of March 31, 2020, the interest rate was 3.28%.

WRF 7 3/4% Senior Notes, due 2025

On April 14, 2020, WRF and its subsidiary Wynn Resorts Capital Corp. (collectively with WRF, the “WRF Issuers”), each an indirect wholly owned subsidiary of the Company, issued $600.0 million aggregate principal amount of 7 3/4% Senior Notes due 2025 (the “2025 WRF Notes”) pursuant to an indenture (the “2025 Indenture”) among the WRF Issuers, the guarantors party thereto, and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering. The 2025 WRF Notes were issued at par.

The 2025 WRF Notes will mature on April 15, 2025 and bear interest at the rate of 7 3/4% per annum payable in arrears semi-annually on April 15 and October 15 of each year, beginning on October 15, 2020. The WRF Issuers may redeem some or

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
all of the 2025 WRF Notes at any time prior to April 15, 2022 at a redemption price equal to 100% of the aggregate principal amount of the 2025 WRF Notes to be redeemed plus a “make-whole” premium and accrued and unpaid interest. In addition, at any time prior to April 15, 2022, the WRF Issuers may, on any one or more occasions, redeem up to 35% of the original aggregate principal amount of the 2025 WRF Notes with the proceeds of one or more equity offerings at a redemption price equal to 107.75% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after April 15, 2022, the WRF Issuers may redeem some or all of the 2025 WRF Notes at the redemption prices set forth in the 2025 Indenture plus accrued and unpaid interest. In the event of a change of control triggering event, the WRF Issuers must offer to repurchase the 2025 WRF Notes at a repurchase price equal to 101% of the aggregate principal amount thereof plus any accrued and unpaid interest, to, but not including, the repurchase date. The 2025 WRF Notes are subject to disposition and redemption requirements imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The 2025 WRF Notes are jointly and severally guaranteed by each of WRF’s existing domestic restricted subsidiaries that guarantee indebtedness under the WRF's senior secured credit facilities and the WRF Issuers' existing 5 1/8% senior notes due 2029, including Wynn Las Vegas, LLC and each of its subsidiaries that guarantees its existing senior notes due 2023, 2025 and 2027.

The 2025 Indenture contains covenants that limit the ability of the WRF Issuers and the guarantors to, among other things, enter into sale-leaseback transactions, create or incur liens to secure debt, and merge, consolidate or sell all or substantially all of the WRF Issuers’ assets. These covenants are subject to exceptions and qualifications set forth in the 2025 Indenture.

The 2025 Indenture also contains customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain covenants, failure to pay certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the 2025 Indenture allows either the Trustee or the holders of at least 25% in aggregate principal amount of the 2025 WRF Notes, as applicable, issued under such 2025 Indenture to accelerate the amounts due under the 2025 WRF Notes, or in the case of a bankruptcy or insolvency, will automatically cause the acceleration of the amounts due under the 2025 WRF Notes.

The 2025 WRF Notes were offered pursuant to an exemption under the Securities Act of 1933, as amended (the "Securities Act"). The 2025 WRF Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act or outside the United States to certain persons in reliance on Regulation S under the Securities Act. The 2025 WRF Notes have not been and will not be registered under the Securities Act or under any state securities laws. Therefore, the WRF 2025 Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

WRF Credit Agreement Amendment

On April 10, 2020, WRF and certain of its subsidiaries entered into an amendment (the “WRF Credit Agreement Amendment”) to its existing credit agreement (the “WRF Credit Agreement”) among Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto.

The WRF Credit Agreement Amendment amends the WRF Credit Agreement to, among other things, implement a financial covenant relief period (the “Financial Covenant Relief Period”) through April 1, 2021 (unless earlier terminated by WRF), implement a financial covenant increase period (the “Financial Covenant Increase Period”) commencing on the first day after the expiration of the Financial Covenant Relief Period and ending on the first day of the fourth fiscal quarter after the expiration of the Financial Covenant Relief Period (unless earlier terminated by WRF), amend the definition of “Consolidated EBITDA” in the WRF Credit Agreement during the Financial Covenant Increase Period, amend WRF’s financial reporting obligations (including extensions to certain deadlines), add certain restrictions on restricted payments (including restrictions on a portion of dividends received from WRF’s subsidiaries) during the Financial Covenant Relief Period and the Financial Covenant Increase Period, and amend the definition of “Material Adverse Effect” in the WRF Credit Agreement to take into consideration COVID-19.

During the Financial Covenant Relief Period, the existing consolidated first lien net leverage ratio financial covenant will be replaced with a minimum liquidity financial covenant that requires WRF and its restricted subsidiaries to maintain liquidity of at least $300.0 million at all times (with liquidity being the sum of unrestricted operating cash, as defined in the WRF Credit Agreement, and the available borrowing capacity under the WRF Revolver). Following the Financial Covenant Relief Period

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
and for as long as the Financial Covenant Increase Period is in effect, WRF may not permit the consolidated first lien net leverage ratio as of the last day of any fiscal quarter to exceed for the first fiscal quarter of the Financial Covenant Increase Period, 4.50 to 1.00, for the second fiscal quarter of the Financial Covenant Increase Period, 4.25 to 1.00, for the third fiscal quarter of the Financial Covenant Increase Period, 4.00 to 1.00, and for each subsequent fiscal quarter thereafter (including from and including the first fiscal quarter during which the Financial Covenant Increase Period has been terminated by WRF), 3.75 to 1.00.

Debt Covenant Compliance

As of March 31, 2020, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of March 31, 2020 and December 31, 2019, was approximately $9.96 billion and $10.80 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $11.47 billion and $10.52 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 7 - Stockholders' Equity

Dividends

During the first quarter of 2020 and 2019, the Company paid a cash dividend of $1.00 and $0.75 per share, respectively, and recorded $107.5 million and $80.7 million as a reduction of retained earnings from cash dividends declared, respectively.

On May 6, 2020, the Company announced that it had suspended its quarterly dividend program due to the financial impact of the COVID-19 pandemic.

Noncontrolling Interests

During the three months ended March 31, 2020, the Retail Joint Venture made aggregate distributions of approximately $1.0 million to its non-controlling interest holder in the normal course of business. During the three months ended March 31, 2019, the Retail Joint Venture did not make any distribution to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 15, "Retail Joint Venture".

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 8 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	March 31, 2020	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,158,265	$400,839	$757,426	—
Restricted cash	$4,930	$2,053	$2,877	—

Liabilities:
Interest rate collar	$19,508	—	$19,508	—

		Fair Value Measurements Using:
	December 31, 2019	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,086,402	—	$1,086,402	—
Restricted cash	$6,388	$2,048	$4,340	—

Liabilities:
Interest rate collar	$3,847	—	$3,847	—

Note 9 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	March 31, 2020	December 31, 2019	Increase (decrease)	March 31, 2019	December 31, 2018	Increase (decrease)
Casino outstanding chips and front money deposits (1)	$857,233	$769,053	$88,180	$863,160	$905,561	$(42,401)
Advance room deposits and ticket sales (2)	29,293	49,834	(20,541)	47,128	42,197	4,931
Other gaming-related liabilities (3)	5,485	13,970	(8,485)	7,904	12,694	(4,790)
Loyalty program and related liabilities (4)	20,397	21,148	(751)	16,504	18,148	(1,644)
	$912,408	$854,005	$58,403	$934,696	$978,600	$(43,904)
(1) Casino outstanding chips generally represent amounts owed to gaming promoters and customers for chips in their possession, and casino front money deposits represent funds deposited by customers before gaming play occurs. These amounts are included in customer deposits on the Condensed Consolidated Balance Sheets and may be recognized as revenue or redeemed for cash in the future.
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 10 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Casino (1)	$(896)	$2,584
Rooms	349	218
Food and beverage	637	332
Entertainment, retail and other	73	44
General and administrative	9,201	6,830
Pre-opening	—	330
Total stock-based compensation expense	9,364	10,338
Total stock-based compensation capitalized	217	64
Total stock-based compensation costs	$9,581	$10,402
(1) For the three months ended March 31, 2020, reflects the reversal of $3.3 million of compensation cost previously recognized for awards forfeited in connection with the departure of an employee.

Note 11 - Income Taxes

The Company recorded an income tax expense of $75.8 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively. The 2020 and 2019 income tax expense primarily related to the increase in the valuation allowance for U.S foreign tax credits.

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

Wynn Macau SA received a five year exemption from Macau's 12% Complementary Tax on casino gaming profits through December 31, 2020. Accordingly, for the three months ended March 31, 2019, the Company was exempt from the payment of such taxes totaling $22.8 million. For the three months ended March 31, 2020, the Company did not have any casino gaming profits exempt from the Macau Complementary Tax. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

In April 2020, Wynn Macau SA received an extension of the exemption from Macau’s 12% Complementary Tax on casino gaming profits earned from January 1, 2021 to June 26, 2022, the expiration date of the gaming concession agreement.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited	$(402,037)	$104,872

Denominator:
Weighted average common shares outstanding	106,663	106,792
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	—	281
Weighted average common and common equivalent shares outstanding	106,663	107,073

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$(3.77)	$0.98
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$(3.77)	$0.98

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	1,209	355

Note 13 - Leases
Lessor Arrangements
The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Minimum rental income	$31,650	$32,708
Contingent rental income	6,679	14,971
Total rental income	$38,329	$47,679

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

On November 27, 2019, the State Derivative Case parties agreed to terms of a settlement agreement. The court approved the settlement agreement on February 12, 2020, and entered a written order approving the settlement on March 10, 2020. The settlement agreement becomes effective following the exhaustion of any appeals.

In 2018, several actions filed in the United States District Court, District of Nevada were consolidated as In re Wynn Resorts, Ltd. Derivative Litigation ("Federal Derivative Case"), which also claim corporate waste and violation of Section 14(a) of the Exchange Act. In June 2018, the Company filed a motion to dismiss and a motion to stay pending resolution of the Securities Action (described below). On March 29, 2019, the Court granted the Company's request for a stay. On March 25, 2020, the parties stipulated to dismiss the Federal Derivative Case given the approved settlement in the State Derivative Case.

On March 25, 2019, a separate stockholder derivative action was filed in the United States District Court, District of Nevada alleging identical causes of action as the Federal Derivative Case with the additional allegation that the Board of Directors improperly refused the stockholder's demand to commence litigation against the officers and directors of the Company. On June 10, 2019, the Company filed a motion to dismiss, or alternatively to consolidate this action into the Federal Derivative Case, which is stayed. On March 23, 2020, the court denied the Company’s motion to dismiss as moot given the approved settlement in the State Derivative Case.

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

Note 15 - Retail Joint Venture

As of March 31, 2020 and December 31, 2019, the Retail Joint Venture had total assets of $92.8 million and $90.0 million, respectively, and total liabilities of $637.4 million and $622.4 million, respectively. As of March 31, 2020 and December 31, 2019, the Retail Joint Venture's liabilities included long-term debt of $611.9 million and $611.7 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the Company's segment information (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating revenues
Macau Operations:
Wynn Palace
Casino	$207,576	$623,175
Rooms	19,710	43,314
Food and beverage	13,298	28,625
Entertainment, retail and other (1)	18,929	31,508
	259,513	726,622
Wynn Macau
Casino	190,128	450,242
Rooms	15,911	28,867
Food and beverage	9,531	20,975
Entertainment, retail and other (1)	13,919	23,807
	229,489	523,891
Total Macau Operations	489,002	1,250,513

Las Vegas Operations:
Casino	71,295	111,684
Rooms	106,105	119,089
Food and beverage	105,979	123,619
Entertainment, retail and other (1)	40,445	46,641
Total Las Vegas Operations	323,824	401,033

Encore Boston Harbor:
Casino	101,790	—
Rooms	10,955	—
Food and beverage	20,606	—
Entertainment, retail and other (1)	7,539	—
Total Encore Boston Harbor	140,890	—

Total operating revenues	$953,716	$1,651,546

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Adjusted Property EBITDA (2)
Macau Operations:
Wynn Palace	$10,176	$222,586
Wynn Macau	19,208	163,889
Total Macau Operations	29,384	386,475
Las Vegas Operations (3)	(22,077)	108,302
Encore Boston Harbor (4)	(12,636)	—
Total	(5,329)	494,777
Other operating expenses
Pre-opening	2,551	27,713
Depreciation and amortization	178,746	136,557
Property charges and other	27,229	2,774
Corporate expenses and other	24,192	62,549
Stock-based compensation (5)	9,364	10,008
Total other operating expenses	242,082	239,601
Operating income (loss)	(247,411)	255,176
Other non-operating income and expenses
Interest income	7,953	7,287
Interest expense, net of amounts capitalized	(128,827)	(93,180)
Change in derivatives fair value	(15,660)	(1,509)
Loss on extinguishment of debt	(843)	—
Other	10,335	(6,358)
Total other non-operating income and expenses	(127,042)	(93,760)
Income (loss) before income taxes	(374,453)	161,416
Provision for income taxes	(75,800)	(1,685)
Net income (loss)	(450,253)	159,731
Net (income) loss attributable to noncontrolling interests	48,216	(54,859)
Net income (loss) attributable to Wynn Resorts, Limited	$(402,037)	$104,872
(1) Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 13, "Leases".
(2) "Adjusted Property EBITDA" is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, change in derivatives fair value, loss on extinguishment of debt, and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations preopening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(3) For the three months ended March 31, 2020, includes $56.4 million of expense accrued during the quarter related to the Company's commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020.
(4) For the three months ended March 31, 2020, includes $19.3 million of expense accrued during the quarter related to the Company's commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020.
(5) Excludes $0.3 million included in pre-opening expenses for the three months ended March 31, 2019.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Macau Operations:
Wynn Palace	$3,666,518	$3,734,210
Wynn Macau	1,713,929	1,656,625
Other Macau	1,030,508	1,023,411
Total Macau Operations	6,410,955	6,414,246
Las Vegas Operations	3,122,987	2,806,972
Encore Boston Harbor	2,371,999	2,456,667
Corporate and other	2,367,406	2,193,396
Total	$14,273,347	$13,871,281

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2019. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Special Note Regarding Forward-Looking Statements."

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

Recent Developments Related to COVID-19

As previously disclosed, in January 2020, an outbreak of a new strain of coronavirus, COVID-19 ("COVID-19"), was identified. Since then, COVID-19 has spread around the world, and steps have been taken by various countries, including those in which we operate, to advise citizens to avoid non-essential travel, to restrict inbound international travel, to implement closures of non-essential operations, and to implement quarantines and lockdowns to contain the spread of the virus. Currently, no fully effective treatments or vaccines have been developed, and there can be no assurance as to if or when an effective treatment or vaccine will be discovered.

Macau Operations

In response to the COVID-19 pandemic, the Macau government announced on February 4, 2020 the closure of all casino operations in Macau, including those at Wynn Palace and Wynn Macau, for a period of 15 days. On February 20, 2020, our casino operations at Wynn Palace and Wynn Macau reopened on a reduced basis and have since been fully restored; however, certain health safeguards, such as traveler quarantines, limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and health declarations remain in effect at the present time. We are currently unable to determine when these measures will be lifted.

Visitation to Macau has fallen meaningfully since the outbreak of COVID-19. Total visitation from mainland China to Macau decreased by 97.2% and 96.3% in February and March 2020, respectively, compared to the same periods in 2019. The decrease in visitation is driven by the numerous measures put in place by the governments of China and Macau, including the Chinese government's suspension of its visa and group tour schemes that allow mainland Chinese residents to travel to Macau, traveler quarantine measures, travel and entry restrictions in Macau, Hong Kong, and certain cities and regions in mainland China, the suspension of ferry services and other modes of transportation with Macau and regionally, and the ban on entry or enhanced quarantine requirements for any residents of Greater China attempting to enter Macau. Persons who are not residents of Greater China are barred from entry to Macau at this time. The Company is currently unable to determine when these restrictions will be modified or lifted.

Las Vegas Operations and Encore Boston Harbor

On March 14, 2020, the Massachusetts Gaming Commission temporarily suspended operations at all casinos in Massachusetts, including Encore Boston Harbor. On March 17, 2020, the Nevada government suspended all casino and non-essential operations, including all operations at Wynn Las Vegas. Accordingly, Encore Boston Harbor and Wynn Las Vegas ceased all operations and closed to the public on March 15, 2020 and March 17, 2020, respectively. Both resorts will remain closed until authorized to re-open under U.S. and state government directives. During the first quarter of 2020, the Company committed to pay salary, tips and benefits continuation for all U.S. employees, inclusive of part-time employees, through May 15, 2020. The Company has accrued $75.7 million of expense related to this commitment for the period from April 1 through

May 15, 2020 within the accompanying Condensed Consolidated Financial Statements. In May 2020, the Company announced that it had extended its commitment through May 31, 2020.

The disruptions arising from the COVID-19 outbreak have had, during the three months ended March 31, 2020, and will continue to have an adverse effect on the Company's results of operations. Wynn Las Vegas and Encore Boston Harbor are effectively generating no revenue during the periods of their respective closures, and our Macau Operations are generating extremely limited revenue. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 and potentially thereafter will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 pandemic will end, when or if our properties will return to pre-pandemic demand and pricing, when or how quickly the current travel restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business.

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

Results of Operations

Summary of first quarter 2020 results

The following table summarizes our financial results for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues	$953,716	$1,651,546	$(697,830)	(42.3)
Net income (loss) attributable to Wynn Resorts, Limited	(402,037)	104,872	(506,909)	(483.4)
Diluted net income (loss) per share	(3.77)	0.98	(4.75)	(484.7)
Adjusted Property EBITDA (1)	(5,329)	494,777	(500,106)	(101.1)
(1) See Item 1—"Financial Statements," Note 16, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net income (loss) attributable to Wynn Resorts, Limited.

The decrease in operating revenues for the three months ended March 31, 2020 was primarily driven by decreases of $467.1 million, $294.4 million, and $77.2 million from Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These declines were precipitated by the adverse effects of the COVID-19 outbreak during the three months ended March 31, 2020, which include the closure of our casino operations in Macau for a 15-day period and their subsequent reopening on a reduced basis, and the closure of our Las Vegas Operations on March 17, 2020 for the remainder of the first quarter of 2020. Operating revenues from Encore Boston Harbor were $140.9 million. Encore Boston Harbor closed to the public on March 15, 2020 for the remainder of the first quarter of 2020.

The decrease in net income (loss) attributable to Wynn Resorts, Limited for the three months ended March 31, 2020 was primarily related to the adverse effects of the COVID-19 outbreak on the results of our operations for the three months ended March 31, 2020, and includes the impact of $75.7 million of expense accrued during the quarter related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020.

The decrease in Adjusted Property EBITDA for the three months ended March 31, 2020 was driven by decreases of $212.4 million, $144.7 million, and $130.4 million from Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. Adjusted Property EBITDA from Encore Boston Harbor was $(12.6) million. Adjusted Property EBITDA for the first quarter of 2020 includes the impact of $75.7 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020.

Financial results for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Operating revenues

The following table presents our operating revenues (in thousands):

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$259,513	$726,622	$(467,109)	(64.3)
Wynn Macau	229,489	523,891	(294,402)	(56.2)
Total Macau Operations	489,002	1,250,513	(761,511)	(60.9)
Las Vegas Operations	323,824	401,033	(77,209)	(19.3)
Encore Boston Harbor (1)	140,890	—	140,890	—
	$953,716	$1,651,546	$(697,830)	(42.3)
(1) Encore Boston Harbor opened on June 23, 2019.

The following table presents our casino and non-casino operating revenues (in thousands):

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$570,789	$1,185,101	$(614,312)	(51.8)
Non-casino revenues:
Rooms	152,681	191,270	(38,589)	(20.2)
Food and beverage	149,414	173,219	(23,805)	(13.7)
Entertainment, retail and other	80,832	101,956	(21,124)	(20.7)
Total non-casino revenues	382,927	466,445	(83,518)	(17.9)
	$953,716	$1,651,546	$(697,830)	(42.3)

Casino revenues for the three months ended March 31, 2020 were 59.8% of operating revenues, compared to 71.8% for the same period of 2019. Non-casino revenues for the three months ended March 31, 2020 were 40.2% of operating revenues, compared to 28.2% for the same period of 2019.

Casino revenues

Casino revenues decreased primarily due to the adverse effects of the COVID-19 outbreak, including the closure of our casino operations in Macau for a 15-day period and their subsequent reopening on a reduced basis, and the closure of Encore Boston Harbor on March 15, 2020 and our Las Vegas Operations on March 17, 2020 for the remainder of the first quarter of 2020. Casino revenues from Encore Boston Harbor totaled $101.8 million. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$207,576	$623,175	$(415,599)	(66.7)
VIP:
Average number of table games	89	111	(22)	(19.8)
VIP turnover	$4,792,454	$12,627,262	$(7,834,808)	(62.0)
VIP table games win	$139,569	$493,184	$(353,615)	(71.7)
VIP win as a % of turnover	2.91%	3.91%	(1.0)
Table games win per unit per day	$20,257	$49,156	$(28,899)	(58.8)
Mass market:
Average number of table games	179	211	(32)	(15.2)
Table drop	$475,223	$1,303,924	$(828,701)	(63.6)
Table games win	$130,714	$315,469	$(184,755)	(58.6)
Table games win %	27.5%	24.2%	3.3
Table games win per unit per day	$9,507	$16,646	$(7,139)	(42.9)
Average number of slot machines	733	1,091	(358)	(32.8)
Slot machine handle	$424,714	$975,048	$(550,334)	(56.4)
Slot machine win	$18,405	$51,401	$(32,996)	(64.2)
Slot machine win per unit per day	$326	$524	$(198)	(37.8)
Wynn Macau:
Total casino revenues	$190,128	$450,242	$(260,114)	(57.8)
VIP:
Average number of table games	81	113	(32)	(28.3)
VIP turnover	$2,964,146	$10,194,031	$(7,229,885)	(70.9)
VIP table games win	$122,625	$295,298	$(172,673)	(58.5)
VIP win as a % of turnover	4.14%	2.90%	1.24
Table games win per unit per day	$19,702	$29,099	$(9,397)	(32.3)
Mass market:
Average number of table games	183	206	(23)	(11.2)
Table drop	$578,235	$1,351,693	$(773,458)	(57.2)
Table games win	$117,941	$264,542	$(146,601)	(55.4)
Table games win %	20.4%	19.6%	0.8
Table games win per unit per day	$8,372	$14,283	$(5,911)	(41.4)
Average number of slot machines	634	826	(192)	(23.2)
Slot machine handle	$366,537	$794,367	$(427,830)	(53.9)
Slot machine win	$13,295	$37,894	$(24,599)	(64.9)
Slot machine win per unit per day	$272	$510	$(238)	(46.6)
Poker rake	$2,083	$5,752	$(3,669)	(63.8)

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$71,295	$111,684	$(40,389)	(36.2)
Average number of table games	237	238	(1)	(0.4)
Table drop	$414,933	$404,073	$10,860	2.7
Table games win	$82,666	$111,370	$(28,704)	(25.8)
Table games win %	19.9%	27.6%	(7.7)
Table games win per unit per day	$4,530	$5,198	$(668)	(12.9)
Average number of slot machines	1,766	1,807	(41)	(2.3)
Slot machine handle	$664,834	$789,310	$(124,476)	(15.8)
Slot machine win	$46,674	$54,544	$(7,870)	(14.4)
Slot machine win per unit per day	$343	$335	$8	2.3
Poker rake	$2,175	$2,460	$(285)	(11.6)
Encore Boston Harbor (1):
Total casino revenues	$101,790	$—	$101,790	—
Average number of table games	160	—	160	—
Table drop	$275,631	$—	$275,631	—
Table games win	$57,286	$—	$57,286	—
Table games win %	20.8%	—%	20.8
Table games win per unit per day	$4,826	$—	$4,826	—
Average number of slot machines	2,837	—	2,837	—
Slot machine handle	$767,739	$—	$767,739	—
Slot machine win	$59,448	$—	$59,448	—
Slot machine win per unit per day	$283	$—	$283	—
Poker rake	$5,105	$—	$5,105	—
(1) Encore Boston Harbor opened on June 23, 2019.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$19,710	$43,314	$(23,604)	(54.5)
Occupancy	41.6%	97.2%	(55.6)
ADR	$294	$271	$23	8.4
REVPAR	$122	$264	$(142)	(53.8)
Wynn Macau:
Total room revenues (dollars in thousands)	$15,911	$28,867	$(12,956)	(44.9)
Occupancy	49.2%	99.3%	(50.1)
ADR	$321	$290	$31	10.9
REVPAR	$158	$288	$(130)	(45.1)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$106,105	$119,089	$(12,984)	(10.9)
Occupancy	80.1%	82.6%	(2.5)
ADR	$374	$338	$36	10.7
REVPAR	$299	$279	$20	7.2
Encore Boston Harbor (1):
Total room revenues (dollars in thousands)	$10,955	$—	$10,955	—
Occupancy	75.8%	—%	75.8
ADR	$292	$—	$292	—
REVPAR	$222	$—	$222	—
(1) Encore Boston Harbor opened on June 23, 2019.

Room revenues decreased $38.6 million, primarily due to lower occupancy at Wynn Palace and Wynn Macau and the closure of our Las Vegas Operations resulting from the adverse effects of the COVID-19 outbreak. Room revenues from Encore Boston Harbor were $11.0 million.

Food and beverage revenues decreased $23.8 million, primarily due to decreased covers at our restaurants at our Macau Operations and closure of our Las Vegas Operations resulting from the adverse effects of the COVID-19 outbreak. Food and beverage revenues from Encore Boston Harbor were $20.6 million.

Entertainment, retail and other revenues decreased $21.1 million, primarily due to a decrease in visitation to our Macau Operations and closure of our Las Vegas Operations resulting from the adverse effects of the COVID-19 outbreak. Entertainment, retail and other revenues from Encore Boston Harbor were $7.5 million.

Operating expenses

The table below presents operating expenses (in thousands):

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$442,690	$750,071	$(307,381)	(41.0)
Rooms	73,480	63,706	9,774	15.3
Food and beverage	175,910	148,761	27,149	18.3
Entertainment, retail and other	45,580	44,044	1,536	3.5
General and administrative	234,328	217,322	17,006	7.8
Provision for credit losses	20,613	5,422	15,191	280.2
Pre-opening	2,551	27,713	(25,162)	(90.8)
Depreciation and amortization	178,746	136,557	42,189	30.9
Property charges and other	27,229	2,774	24,455	881.6
Total operating expenses	$1,201,127	$1,396,370	$(195,243)	(14.0)

Total operating expenses decreased $195.2 million compared to the first quarter of 2019, primarily due to decreased casino and pre-opening expenses, partially offset by $75.7 million of expense accrued during the quarter related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, and increased depreciation and amortization expense of $36.9 million following the opening of Encore Boston Harbor in June 2019.
Casino expenses decreased primarily due to decreases of $235.6 million and $147.4 million at Wynn Palace and Wynn Macau, respectively, commensurate with the decreases in casino revenues at each property. These decreases were partially offset by $67.1 million from Encore Boston Harbor and an increase of $8.6 million from our Las Vegas Operations, inclusive of $7.9 million and $12.8 million, respectively, of expense accrued during the quarter related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020.
Room expenses increased primarily due to $9.6 million from Encore Boston Harbor and an increase of $3.4 million at our Las Vegas Operations, inclusive of $1.5 million and $8.3 million, respectively, of expense accrued during the quarter related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020. The increase was partially offset by a decrease of $2.8 million at Wynn Palace, commensurate with the decrease in room revenues.
Food and beverage expenses increased primarily due to $26.2 million from Encore Boston Harbor and an increase of $12.9 million at our Las Vegas Operations, inclusive of $4.8 million and $20.8 million, respectively, of expense accrued during the quarter related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020. The increase was partially offset by decreases of $9.1 million and $2.9 million at Wynn Palace and Wynn Macau, respectively, primarily due to decreased costs of sales associated with a decrease in covers.
Entertainment, retail and other expenses increased primarily due to $5.0 million from Encore Boston Harbor and an increase of $3.2 million at our Las Vegas Operations, inclusive of $0.7 million and $4.1 million, respectively, of expense accrued during the quarter related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020. The increase was partially offset by decreases of $4.5 million and $2.3 million at Wynn Palace and Wynn Macau, respectively, primarily due to the closure of certain owned retail outlets at our Macau Operations and their conversion to leased outlets during 2019.
General and administrative expenses increased primarily due to $45.6 million from Encore Boston Harbor and an increase of $13.1 million at our Las Vegas Operations, inclusive of $4.4 million and $10.2 million, respectively, of expense accrued during the quarter related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020. The increase was partially offset by decreases of $4.3 million and $0.6 million at Wynn Palace and Wynn Macau, respectively. In addition, corporate and other general and administrative expenses decreased $38.5 million, primarily due to a fine of $35 million assessed by the Massachusetts Gaming Commission incurred during the three months ended March 31, 2019.

Provision for credit losses increased primarily due to increases of $11.7 million, $1.8 million and $0.9 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The increases were primarily due to the impact of historical collection patterns and current collection trends in light of the COVID-19 outbreak, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.
For the three months ended March 31, 2020, pre-opening expenses totaled $2.6 million, which primarily related to restaurant remodels at our Las Vegas Operations. For the three months ended March 31, 2019, pre-opening expenses totaled $27.7 million, which primarily related to the development of Encore Boston Harbor.
Depreciation and amortization increased primarily due to additional depreciation expense of $36.9 million associated with the opening of Encore Boston Harbor in June 2019 and an increase of $2.7 million at our Las Vegas Operations associated with the opening of the meeting and convention expansion in February 2020.
Our property charges and other expenses for the quarter ended March 31, 2020 consisted primarily of asset abandonments and retirements of $22.2 million and $1.4 million at Wynn Palace and Wynn Macau, respectively.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$130,079	$115,898	$14,181	12.2
Capitalized interest	(1,252)	(22,718)	(21,466)	(94.5)
	$128,827	$93,180	$35,647	38.3

Weighted average total debt balance	$10,850,355	$9,214,600
Weighted average interest rate	4.80%	5.02%
Interest costs increased due to an increase in the weighted average debt balance, partially offset by the decrease in the weighted average interest rate. Capitalized interest decreased due to the completion of Encore Boston Harbor construction activities on June 23, 2019.

Other non-operating income and expenses

We incurred a foreign currency remeasurement gain of $10.3 million and loss of $6.4 million for the three months ended March 31, 2020 and 2019, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a loss of $15.7 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively, from change in derivatives fair value.

Income taxes

We recorded an income tax expense of $75.8 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively. The 2020 and 2019 income tax expense primarily related to the increase in the valuation allowance for U.S foreign tax credits.

Net income (loss) attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $48.2 million for the three months ended March 31, 2020, compared to income of $54.9 million for the same period of 2019. These amounts are primarily related to the noncontrolling interests' share of net income (loss) from WML.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, change in derivatives fair value, loss on extinguishment of debt, and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations preopening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
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

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Wynn Palace	$10,176	$222,586	$(212,410)	(95.4)
Wynn Macau	19,208	163,889	(144,681)	(88.3)
Las Vegas Operations	(22,077)	108,302	(130,379)	(120.4)
Encore Boston Harbor (1)	(12,636)	—	(12,636)	—
(1) Encore Boston Harbor opened on June 23, 2019.

Adjusted Property EBITDA decreased $212.4 million and $144.7 million at Wynn Palace and Wynn Macau, respectively. The decreases were primarily attributable to a decline in operating revenues precipitated by the adverse effects of the COVID-19 outbreak during the three months ended March 31, 2020, which include the closure of our casino operations in Macau for a 15-day period and their subsequent reopening on a reduced basis.
Adjusted Property EBITDA decreased $130.4 million at our Las Vegas Operations, primarily due to the adverse effects of the COVID-19 outbreak during the three months ended March 31, 2020, including the closure of our Las Vegas Operations on March 17, 2020 for the remainder of the quarter. In addition, Adjusted Property EBITDA for our Las Vegas Operations includes the impact of $56.4 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020.
Adjusted Property EBITDA from Encore Boston Harbor for the three months ended March 31, 2020 was $(12.6) million, which includes the impact of $19.3 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020. Encore Boston Harbor closed to the public on March 15, 2020 for the remainder of the first quarter of 2020.
Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Three Months Ended March 31,
Cash Flows - Summary	2020	2019
Net cash (used in) provided by operating activities	$(176,500)	$263,858
Net cash used in investing activities:
Capital expenditures, net of construction payables and retention	(139,316)	(310,279)
Purchase of intangible and other assets	—	(1,000)
Proceeds from sale of assets and other	2,162	404
Net cash used in investing activities	(137,154)	(310,875)

Net cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	1,469,028	250,000
Repayments of long-term debt	(515,194)	(500,503)
Repurchase of common stock	(5,527)	(5,401)
Finance lease payment	(37)	—
Proceeds from exercise of stock options	70	4,064
Dividends paid	(107,426)	(80,773)
Distribution to noncontrolling interest	(998)	—
Payments for financing costs	(1,919)	(10,496)
Net cash provided by (used) in financing activities	837,997	(343,109)

Effect of exchange rate on cash, cash equivalents and restricted cash	3,266	(2,404)
Increase (decrease) in cash, cash equivalents and restricted cash	$527,609	$(392,530)

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

During the three months ended March 31, 2020, the decrease in net cash provided by operations was primarily due to the adverse effects of the COVID-19 outbreak on the results of our operations for the three months ended March 31, 2020. During the three months ended March 31, 2019, the increase in net cash provided by operations was primarily driven by an increase in net income.

Investing Activities

Our investing activities primarily consist of project capital expenditures, such as the construction of Encore Boston Harbor, which opened in June 2019, and the construction of the meeting and convention expansion, which opened in February 2020, as well as maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties. In light of the unprecedented COVID-19 outbreak and our focus on safeguarding the Company's operations and the well-being of our employees, we expect to temporarily postpone major project capital expenditures for the remainder of fiscal year 2020, including the Wynn Tower room remodel at Wynn Las Vegas. We will be continuously monitoring the situation and conditions in the markets in which we operate, and will resume such project capital expenditures when conditions have stabilized.

During the three months ended March 31, 2020, we incurred capital expenditures of $43.6 million at Encore Boston Harbor primarily for the payment of construction retention and other payables related to its construction, $37.0 million at our Las Vegas Operations for restaurant remodels and maintenance capital expenditures, $12.2 million for the construction of the additional meeting and convention space at Wynn Las Vegas, and $17.5 million and $26.6 million at Wynn Palace and Wynn Macau, respectively, primarily related to maintenance capital expenditures.

During the three months ended March 31, 2019, we incurred capital expenditures of $170.6 million related to the construction of Encore Boston Harbor and $48.8 million related to the construction of the additional meeting and convention space at Wynn Las Vegas and the reconfiguration of the Wynn Las Vegas golf course.

Financing Activities

During the three months ended March 31, 2020, we borrowed $325.8 million, net of amounts repaid, under the Wynn Macau Revolver, borrowed $791.0 million under the WRF Revolver, prepaid $150.2 million of outstanding principal owed under the Wynn Macau Term Loan, and made a $12.5 million quarterly amortization payment under the WRF Term Loan. In addition, we used cash of $107.4 million for the payment of dividends.

During the three months ended March 31, 2019, we repaid $498.8 million on the Wynn Macau Revolver and borrowed an additional $250.0 million term loan under the Wynn Resorts Term Loan. In addition, we used cash of $80.8 million for the payment of dividends.

In April 2020, Wynn Resorts Finance, LLC ("WRF") and its subsidiary, Wynn Resorts Capital Corp., each an indirect wholly-owned subsidiary of the Company, issued $600 million aggregate principal amount of 7 3/4% Senior Notes due 2025. Also in April 2020, WRF and certain of its subsidiaries entered into an amendment to its existing credit agreement to provide for certain financial covenant relief through fiscal year 2021. Refer to Capital Resources below for further discussion.

Capital Resources

The COVID-19 pandemic has caused, and is continuing to cause, significant disruption in the financial markets both globally and in the United States, and has impacted and will continue to impact, materially, our business, financial condition and results of operations. While we believe our strong liquidity position will enable us to fund our current obligations for the foreseeable future, COVID-19 has resulted in significant disruption, which has had and will continue to have a negative impact on our operating income and could have a negative impact on our ability to access capital in the future. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities.

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity under the Company as of March 31, 2020 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Resorts (Macau) S.A. and subsidiaries	$819,279	$74,186
Wynn Macau, Limited and subsidiaries (1)	1,013,443	—
Wynn Resorts Finance, LLC (2)	73,229	40,950
Wynn Resorts, Limited and other	975,020	—
Total cash and cash equivalents	$2,880,971	$115,136
(1) Excluding Wynn Resorts (Macau) S.A. and subsidiaries.
(2) Excluding Wynn Macau, Limited and subsidiaries.

Wynn Resorts (Macau) S.A. and subsidiaries. Wynn Resorts (Macau) S.A. ("Wynn Macau SA") generates cash from our Macau Operations and utilizes its revolver to fund short term working capital requirements as needed. We expect to use this cash to service our existing Wynn Macau Credit Facilities, make distributions to WML, and fund working capital and capital expenditure requirements at our Macau Operations. In April 2020, Wynn Macau SA drew an additional $50.0 million under the Wynn Macau Revolver.

The Wynn Macau Credit Facilities contain customary negative and financial covenants, including, but not limited to, leverage ratio and interest coverage ratio tests (as defined in the Wynn Macau Credit Facilities) that could restrict its ability to make distributions to WML and incur additional indebtedness. Wynn Macau SA is required to maintain a leverage ratio of not greater than 4.00 to 1 and an interest coverage ratio of not less than 2.00 to 1. Wynn Macau SA complied with these ratios for the three months ended March 31, 2020.

Wynn Macau, Limited and subsidiaries. Wynn Macau, Limited ("WML") primarily generates cash through distributions from Wynn Macau SA. We expect to use WML's cash to service our existing WML Notes, pay dividends to shareholders of WML (of which we own approximately 72%), and fund working capital requirements at WML.

The board of directors of WML concluded not to recommend the payment of a final dividend with respect to the year ended December 31, 2019, in light of the unprecedented COVID-19 outbreak and our focus on safeguarding the Company's Macau Operations and the well-being of our employees. The WML board of directors will be continuously monitoring the situation and market conditions in Macau and Greater China and may consider a special dividend in the future when such conditions have stabilized.

If our portion of our cash and cash equivalents were repatriated to the U.S. on March 31, 2020, it would be subject to minimal U.S. taxes in the year of repatriation.

Wynn Resorts Finance, LLC and subsidiaries. Wynn Resorts Finance, LLC ("WRF" or "Wynn Resorts Finance") generates cash from distributions from its subsidiaries, which include our Macau Operations, Wynn Las Vegas, and Encore Boston Harbor, and contributions from Wynn Resorts, as required. In addition, WRF may utilize its available revolving borrowing capacity as needed. We expect to use this cash to service our WRF Credit Facilities, 2025 WRF Notes (as defined below), 2029 WRF Notes, and WLV Notes, and to fund working capital and capital expenditure requirements as needed. As discussed within our Results of Operations, Encore Boston Harbor ceased all operations and closed to the public on March 15, 2020 and Wynn Las Vegas ceased all operations and closed to the public on March 17, 2020, and will remain closed until authorized to re-open under U.S. and state government directives. During the first quarter of 2020, we committed to pay salary, tips and benefits continuation for all of our U.S. employees, inclusive of part-time employees, through May 15, 2020, and in May 2020 we announced the extension of this commitment through May 31, 2020. We expect to fund this commitment using WRF's cash and available revolver borrowing capacity. In April 2020, WRF drew an additional $25.0 million under the WRF Revolver.

In April 2020, WRF and its subsidiary, Wynn Resorts Capital Corp. (collectively with WRF, the “WRF Issuers”), each an indirect wholly-owned subsidiary of the Company, issued $600 million aggregate principal amount of 7 3/4% Senior Notes due 2025 (the “2025 WRF Notes”) pursuant to an indenture (the “2025 Indenture”) among the WRF Issuers, the guarantors party thereto and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering. The 2025 WRF Notes were issued at par. WRF plans to use the net proceeds from the offering for general corporate purposes and to pay related fees and expenses.

In April 2020, WRF and certain of its subsidiaries entered into an amendment (the “WRF Credit Agreement Amendment”) to its existing credit agreement (the “WRF Credit Agreement”). The WRF Credit Agreement Amendment provides for a financial covenant relief period through April 1, 2021, during which the existing consolidated first lien net leverage ratio financial covenant is replaced by a requirement for WRF to maintain minimum liquidity of at least $300.0 million at all times. Following the financial covenant relief period, WRF is subject to a financial covenant increase period beginning on the first day after the expiration of the financial covenant relief period and ending on the first day of the fourth fiscal quarter after the expiration of the financial covenant relief period, during which WRF must maintain a consolidated first lien net leverage ratio no greater than 4.50 to 1 during the first quarter of the financial covenant increase period, no greater than 4.25 to 1 for the second fiscal quarter, no greater than 4.00 to 1 for the third fiscal quarter, and no greater than 3.75 to 1 for the fourth fiscal quarter of the financial covenant increase period and for each subsequent fiscal quarter thereafter. The WRF Credit Agreement Amendment also adds certain restrictions on restricted payments during the financial covenant relief period and the financial covenant increase period.

WRF is a holding company and, as a result, its ability to pay dividends to Wynn Resorts is dependent on WRF receiving distributions from its subsidiaries, which include WML, Wynn Las Vegas, LLC, and Wynn MA, LLC (the owner and operator of Encore Boston Harbor). The WRF Credit Agreement contains customary negative and financial covenants, including, but not limited to, covenants that restrict WRF's ability to pay dividends or distributions and incur additional indebtedness.

As previously disclosed, we are in the planning phase of a room remodel of the Wynn Tower at Wynn Las Vegas. We have concluded to temporarily postpone the remodel until conditions have stabilized (as discussed above within Investing Activities). Accordingly, at this time we do not expect to incur significant capital expenditures associated with the Wynn Tower room remodel during the remainder of fiscal year 2020.

Wynn Resorts, Limited and other subsidiaries. Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited and other primarily generates cash from royalty and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. We expect to use this cash to service our Retail Term Loan and for general corporate purposes.

On March 6, 2020, the Company paid a cash dividend of $1.00 per share, for a total of $106.7 million. On May 6, 2020, the Company announced that it has suspended its quarterly dividend program due to the financial impact of the COVID-19 pandemic.

Other Factors Affecting Liquidity

We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 — "Notes to Condensed Consolidated Financial Statements," Note 14, "Commitments and Contingencies."

Our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of March 31, 2020, we had $800.1 million in repurchase authority remaining under the program.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for an interest rate collar associated with our Retail Term Loan. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of March 31, 2020, we had outstanding letters of credit totaling $18.1 million.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to these policies for the three months ended March 31, 2020.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—"Risk Factors" and other factors we describe from time to time in our periodic filings with the SEC, such as:

•the recent global pandemic of COVID-19, caused by a novel strain of the coronavirus, and the continued impact of its consequences;
•the uncertainty of the extent, duration and effects of the COVID-19 pandemic and the response of governments, including government mandated property closures of travel restrictions, and other third parties on our business, results of operations, cash flows, liquidity, and development projects;
•extensive regulation of our business and the cost of compliance or failure to comply with applicable laws and regulations;
•pending or future claims and legal proceedings, regulatory or enforcement actions or probity investigations;
•our ability to maintain our gaming licenses and concessions;
•our dependence on key employees;
•general global political and economic conditions, in the U.S. and China (including COVID-19 and the Chinese government's ongoing anti-corruption campaign), which may impact levels of travel, leisure, and consumer spending;
•restrictions or conditions on visitation (caused by COVID-19 or otherwise) by citizens of mainland China to Macau;
•the continued impact on the travel and leisure industry from factors such as an outbreak of an infectious disease, such as COVID-19, public incidents of violence, riots, demonstrations, extreme weather patterns or natural disasters, military conflicts, civil unrest, and any future security alerts and/or terrorist attacks;
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
•factors affecting the development and success of new gaming and resort properties (including limited labor resources, government labor and gaming policies and transportation infrastructure in Macau; and cost increases, environmental regulation, and our ability to secure necessary permits and approvals);
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

Interest Rate Sensitivity

As of March 31, 2020, approximately 55% of our long-term debt was based on fixed rates. Based on our borrowings as of March 31, 2020, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $52.1 million.

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

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of our Wynn Macau, Limited debt is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of March 31, 2020, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $26.6 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company's CEO and CFO have concluded that, as of the period covered by this report, the Company's disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to those risk factors during the three months ended March 31, 2020 other than the risk factor described below:

The outbreak of the novel coronavirus COVID-19 ("COVID 19") has had and will likely continue to have an adverse effect on our business, operations, financial condition and operating results, and the ability of our subsidiaries to pay dividends and distributions.

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified and has spread around the world including the United States. Currently, there are no fully effective vaccines and there can be no assurance that an effective vaccine will be developed. The United States has not approved any specific treatments for COVID-19. The spread of COVID-19 and the recent developments surrounding the global pandemic are currently having negative impacts on all aspects of our business.

The current, and uncertain future, impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including to and from our properties), is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, cash flows and liquidity.

The U.S. government has put in place restrictions on travel to the United States from Europe and Asia, and could expand the restrictions. A significant portion of our business in the United States relies on the willingness and ability of premium international customers to travel to the United States. As such, our Las Vegas Operations and operations at Encore Boston Harbor have been and may continue to be adversely impacted.

Furthermore, in response to and as part of a continuing effort to reduce the spread of COVID-19, we have temporarily closed all operations at Wynn Las Vegas and at Encore Boston Harbor, and they will remain closed until authorized to re-open under U.S. and state government directives. In addition, we have been, and will continue to be further, negatively impacted by related developments, including heightened governmental regulations and travel advisories, including recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, the casino resort industry.

Our casino operations in Macau were closed for a 15-day period in February 2020 and resumed operations on a reduced basis on February 20, 2020. On March 20, 2020, our casinos’ operations were fully restored; however certain health safeguards, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and health declarations remain in effect at the present time. Visitation to Macau has meaningfully decreased since the outbreak of COVID-19, driven by outbreak’s strong deterrent effect on travel and social activities, the Chinese government’s suspension of its visa and group tour schemes that allow mainland Chinese residents to travel to Macau, quarantine measures, travel and entry restrictions in Macau, Hong Kong and certain cities and regions in mainland China, the suspension of ferry services and other modes of transportation with Macau and regionally, and most recently, the ban on entry or enhanced quarantine requirements for any residents of Greater China attempting to enter Macau. Persons who are not residents of Greater China are barred from entry to Macau at this time.

We cannot predict when any of our closed properties will be able to reopen, the conditions upon which such reopening may occur, and the effects of any such conditions. Moreover, even once travel advisories and restrictions are lifted, demand for casino resorts may remain weak for a significant length of time and we cannot predict if and when our properties will return to pre-outbreak demand or pricing. In particular, demand for casino resorts may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19. In addition, we cannot predict the impact COVID-19 will have on our partners, such as tenants, travel agencies, suppliers and other vendors. We may be adversely impacted as a result of the adverse impact our partners suffer.

As a result of all of the foregoing, we may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing will be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 could cause a global recession, which would have a further adverse impact on our financial condition and operations. Current economic forecasts for significant increases in unemployment in the U.S. and other regions due to the adoption of social distancing and other policies to slow the spread of the virus is likely to have a negative impact on demand for casino resorts once our operations resume, and these impacts could exist for an extensive period of time.

The extent of the effects of the outbreak on our business and the casino resort industry at large is highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume.

The COVID-19 outbreak has had and will continue to have an adverse effect on our results of operations and the ability of our subsidiaries to pay dividends and distributions. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

To the extent COVID-19 adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks related to our business, including, but not limited to, those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases in satisfaction of tax withholding obligations on vested restricted stock during the quarter ended March 31, 2020:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
January 31, 2020	16,252	$149.41	$2,428
February 29, 2020	1,771	$121.85	$216
March 31, 2020	26,932	$107.68	$2,900

None of the foregoing repurchases that occurred during the three months ended March 31, 2020 were part of the Company's publicly announced repurchase program. As of March 31, 2020, we had $800.1 million in repurchase authority under the program.

Item 5. Other Information

None.

Item 6. Exhibits
(a)Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)
3.2	Ninth Amended and Restated Bylaws of the Registrant. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 28, 2020.)
*4.1
Indenture, dated as of April 14, 2020, by and among Wynn Resorts Finance, LLC, and Wynn Resorts Capital Corp., as joint and several obligors and the Guarantors named therein and U.S. Bank National Association, as trustee.

*10.1
First Amendment to Credit Agreement, dated as of April 10, 2020, by and among Wynn Resorts Finance, LLC, as borrower, the subsidiaries of borrower party hereto, as guarantors, Deutsche Bank AG New York Branch, as administrative agent and as collateral agent.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 19 U.S.C. Section 1350.
101	The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019; (iv) the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2020 and 2019; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: May 8, 2020	By:	/s/ Craig S. Billings
Craig S. Billings
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)