Form 10-Q
period 2020-06-30
WYNN RESORTS LTD
filed 2020-08-06
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2020
Common stock, par value $0.01	107,847,969

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,797,740	$2,351,904
Accounts receivable, net of allowance for credit losses of $88,319 and $39,317	296,318	346,429
Inventories	84,779	88,519
Prepaid expenses and other	57,544	69,485
Total current assets	4,236,381	2,856,337
Property and equipment, net	9,415,313	9,623,832
Restricted cash	4,847	6,388
Intangible assets, net	141,299	146,414
Operating lease assets	440,075	452,919
Deferred income taxes, net	406,947	562,262
Other assets	240,813	223,129
Total assets	$14,885,675	$13,871,281
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$215,832	$262,437
Customer deposits	954,074	824,269
Gaming taxes payable	7,484	168,043
Accrued compensation and benefits	157,911	180,140
Accrued interest	82,655	73,136
Current portion of long-term debt	298,050	323,876
Other accrued liabilities	153,845	150,983
Total current liabilities	1,869,851	1,982,884
Long-term debt	12,477,183	10,079,983
Long-term operating lease liabilities	154,392	159,182
Other long-term liabilities	110,051	107,760
Total liabilities	14,611,477	12,329,809
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 123,425,898 and 122,837,930 shares issued; 107,869,865 and 107,363,943 shares outstanding, respectively	1,234	1,228
Treasury stock, at cost; 15,556,033 and 15,473,987 shares, respectively	(1,419,435)	(1,410,998)
Additional paid-in capital	2,543,718	2,512,676
Accumulated other comprehensive loss	(908)	(1,679)
Retained earnings (accumulated deficit)	(505,090)	641,818
Total Wynn Resorts, Limited stockholders' equity	619,519	1,743,045
Noncontrolling interests	(345,321)	(201,573)
Total stockholders' equity	274,198	1,541,472
Total liabilities and stockholders' equity	$14,885,675	$13,871,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues:
Casino	$9,413	$1,142,503	$580,202	$2,327,604
Rooms	17,415	198,807	170,096	390,077
Food and beverage	24,007	218,022	173,421	391,241
Entertainment, retail and other	34,863	99,000	115,695	200,956
Total operating revenues	85,698	1,658,332	1,039,414	3,309,878
Operating expenses:
Casino	131,138	724,987	573,828	1,475,058
Rooms	30,367	66,148	103,847	129,854
Food and beverage	61,889	182,080	237,799	330,841
Entertainment, retail and other	16,873	43,514	62,453	87,558
General and administrative	152,081	202,224	386,409	419,546
Provision for credit losses	28,347	3,581	48,960	9,003
Pre-opening	2,186	69,883	4,737	97,596
Depreciation and amortization	179,266	140,269	358,012	276,826
Property charges and other	6,567	6,930	33,796	9,704
Total operating expenses	608,714	1,439,616	1,809,841	2,835,986
Operating income (loss)	(523,016)	218,716	(770,427)	473,892
Other income (expense):
Interest income	3,983	6,265	11,936	13,552
Interest expense, net of amounts capitalized	(133,218)	(93,149)	(262,045)	(186,329)
Change in derivatives fair value	(3,294)	(3,304)	(18,954)	(4,813)
Loss on extinguishment of debt	(619)	—	(1,462)	—
Other	2,233	11,715	12,568	5,357
Other income (expense), net	(130,915)	(78,473)	(257,957)	(172,233)
Income (loss) before income taxes	(653,931)	140,243	(1,028,384)	301,659
(Provision) benefit for income taxes	(80,938)	1,991	(156,738)	306
Net income (loss)	(734,869)	142,234	(1,185,122)	301,965
Less: net (income) loss attributable to noncontrolling interests	97,305	(47,683)	145,521	(102,542)
Net income (loss) attributable to Wynn Resorts, Limited	$(637,564)	$94,551	$(1,039,601)	$199,423
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$(5.97)	$0.88	$(9.74)	$1.87
Diluted	$(5.97)	$0.88	$(9.74)	$1.86
Weighted average common shares outstanding:
Basic	106,713	106,876	106,688	106,834
Diluted	106,713	107,141	106,688	107,089
Dividends declared per common share	$—	$1.00	$1.00	$1.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(734,869)	$142,234	$(1,185,122)	$301,965
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	53	838	1,068	(50)
Total comprehensive income (loss)	(734,816)	143,072	(1,184,054)	301,915
Less: comprehensive (income) loss attributable to noncontrolling interests	97,291	(47,450)	145,224	(102,556)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$(637,525)	$95,622	$(1,038,830)	$199,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30, 2020
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, April 1, 2020	107,884,163	$1,234	$(1,416,525)	$2,526,062	$(947)	$132,266	$1,242,090	$(249,610)	$992,480
Net loss	—	—	—	—	—	(637,564)	(637,564)	(97,305)	(734,869)
Currency translation adjustment	—	—	—	—	39	—	39	14	53
Issuance of restricted stock	40,270	—	—	617	—	—	617	189	806
Cancellation of restricted stock	(17,477)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(37,091)	—	(2,910)	—	—	—	(2,910)	141	(2,769)
Cash dividends declared	—	—	—	—	—	208	208	16	224
Stock-based compensation	—	—	—	17,039	—	—	17,039	1,234	18,273
Balances, June 30, 2020	107,869,865	$1,234	$(1,419,435)	$2,543,718	$(908)	$(505,090)	$619,519	$(345,321)	$274,198

	For the Three Months Ended June 30, 2019
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, April 1, 2019	107,660,449	$1,226	$(1,349,413)	$2,483,026	$(2,591)	$945,972	$2,078,220	$(162,977)	$1,915,243
Net income	—	—	—	—	—	94,551	94,551	47,683	142,234
Currency translation adjustment	—	—	—	—	605	—	605	233	838
Exercise of stock options	180,000	2	—	8,479	—	—	8,481	—	8,481
Issuance of restricted stock	32,633	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(10,795)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(251,931)	—	(30,231)	—	—	—	(30,231)	—	(30,231)
Cash dividends declared	—	—	—	—	—	(107,616)	(107,616)	(82,917)	(190,533)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,727)	(2,727)
Stock-based compensation	—	—	—	6,811	—	—	6,811	823	7,634
Balances, June 30, 2019	107,610,356	$1,228	$(1,379,644)	$2,498,316	$(1,986)	$932,907	$2,050,821	$(199,882)	$1,850,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
(in thousands, except share data)
(unaudited)

	For the Six Months Ended June 30, 2020
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2020	107,363,943	$1,228	$(1,410,998)	$2,512,676	$(1,679)	$641,818	$1,743,045	$(201,573)	$1,541,472
Net loss	—	—	—	—	—	(1,039,601)	(1,039,601)	(145,521)	(1,185,122)
Currency translation adjustment	—	—	—	—	771	—	771	297	1,068
Issuance of restricted stock	661,015	6	—	6,703	—	—	6,709	818	7,527
Cancellation of restricted stock	(73,047)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(82,046)	—	(8,437)	—	—	—	(8,437)	141	(8,296)
Cash dividends declared	—	—	—	—	—	(107,307)	(107,307)	30	(107,277)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(998)	(998)
Stock-based compensation	—	—	—	24,339	—	—	24,339	1,485	25,824
Balances, June 30, 2020	107,869,865	$1,234	$(1,419,435)	$2,543,718	$(908)	$(505,090)	$619,519	$(345,321)	$274,198

	For the Six Months Ended June 30, 2019
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2019	107,232,026	$1,221	$(1,344,012)	$2,457,079	$(1,950)	$921,785	$2,034,123	$(219,334)	$1,814,789
Net income	—	—	—	—	—	199,423	199,423	102,542	301,965
Currency translation adjustment	—	—	—	—	(36)	—	(36)	(14)	(50)
Exercise of stock options	257,690	3	—	12,542	—	—	12,545	—	12,545
Issuance of restricted stock	429,229	4	—	14,344	—	—	14,348	785	15,133
Cancellation of restricted stock	(11,840)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(296,749)	—	(35,632)	—	—	—	(35,632)	—	(35,632)
Cash dividends declared	—	—	—	—	—	(188,301)	(188,301)	(82,900)	(271,201)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,727)	(2,727)
Stock-based compensation	—	—	—	14,351	—	—	14,351	1,766	16,117
Balances, June 30, 2019	107,610,356	$1,228	$(1,379,644)	$2,498,316	$(1,986)	$932,907	$2,050,821	$(199,882)	$1,850,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,185,122)	$301,965
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	358,012	276,826
Deferred income taxes	155,316	(2,488)
Stock-based compensation expense	30,448	20,168
Amortization of debt issuance costs	14,155	14,862
Loss on extinguishment of debt	1,462	—
Provision for credit losses	48,960	9,003
Change in derivatives fair value	18,954	4,813
Property charges and other	21,228	4,507
Increase (decrease) in cash from changes in:
Receivables, net	(39)	(25,965)
Inventories, prepaid expenses and other	15,579	(43,018)
Customer deposits	111,967	(59,910)
Accounts payable and accrued expenses	(198,907)	8,681
Net cash (used in) provided by operating activities	(607,987)	509,444
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(191,682)	(636,002)
Purchase of intangible and other assets	—	(1,000)
Proceeds from sale of assets and other	3,733	441
Net cash used in investing activities	(187,949)	(636,561)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,894,134	324,754
Repayments of long-term debt	(527,535)	(603,857)
Repurchase of common stock	(8,437)	(35,632)
Finance lease payment	(74)	—
Proceeds from exercise of stock options	70	12,545
Dividends paid	(108,074)	(270,490)
Distribution to noncontrolling interest	(998)	(2,727)
Payments for financing costs	(13,196)	(10,488)
Net cash provided by (used in) financing activities	2,235,890	(585,895)
Effect of exchange rate on cash, cash equivalents and restricted cash	4,341	56
Cash, cash equivalents and restricted cash:
Increase (decrease) in cash, cash equivalents and restricted cash	1,444,295	(712,956)
Balance, beginning of period	2,358,292	2,219,323
Balance, end of period	$3,802,587	$1,506,367

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$238,044	$170,059
Liability settled with shares of common stock	$6,720	$15,134
Accounts and construction payables related to property and equipment	$127,674	$282,721

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

Macau Operations

In response to the COVID-19 pandemic, the Macau government announced on February 4, 2020 the closure of all casino operations in Macau, including those at Wynn Palace and Wynn Macau, for a period of 15 days. On February 20, 2020, casino operations at Wynn Palace and Wynn Macau reopened on a reduced basis and have since been fully restored; however, certain COVID-19 specific protective measures, such as traveler quarantines, limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, COVID-19 negative test results requirements for entry to gaming areas, and health declarations remain in effect at the present time.

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the pandemic's strong deterrent effect on travel and social activities, the Chinese government's suspension of its visa and group tour schemes that allow mainland Chinese residents to travel to Macau, various quarantine measures in Macau and elsewhere, travel and entry restrictions in Macau, Hong Kong, Taiwan, and mainland China, and the suspension of ferry services to Macau from Hong Kong and mainland China and other modes of transportation within Macau. Regionally, bans on entry or enhanced quarantine requirements, depending on the person’s residency and their recent travel history, for any Macau residents, PRC citizens, Hong Kong residents and Taiwan residents attempting to enter Macau are drastically impacting visitation. Persons who are not residents of the Greater China area are barred from entry to Macau at this time.

While most of the foregoing travel restrictions and quarantine requirements continue to weigh on visitation to Macau, beginning in June 2020 certain of these restrictions are being eased as the region gradually recovers from the COVID-19 pandemic. In July 2020, Guangdong Province, a Chinese province adjacent to Macau, eased certain quarantine requirements for those traveling between Guangdong Province and Macau, subject to certain testing requirements and health declarations. Quarantine requirements for those traveling between Hong Kong and Macau have been announced to remain effective until at least September 7, 2020, at which time they may be lifted. In the initial phase of opening travel channels between Macau and other regions, it is expected that all visitors seeking entry to Macau will need to test negative for COVID-19 before entering Macau. Although Mainland China and Macau have recently announced several policies or changes to policies which relax certain visa issuance, border control and quarantine requirements, stringent health declarations, testing and other procedures remain in place and the Individual Visitor Scheme which, prior to its suspension by the PRC government due to COVID-19 travel restrictions, permitted individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes, has yet to restart.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Las Vegas Operations and Encore Boston Harbor

Wynn Las Vegas closed on March 17, 2020, and reopened on June 4, 2020 with certain COVID-19 specific protective measures in place, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings.

Encore Boston Harbor closed on March 15, 2020, for the remainder of the first and second quarters of 2020. On July 12, 2020, Encore Boston Harbor reopened with certain COVID-19 specific protective measures in place, such as limiting the number of seats per table game, slot machine spacing, temperature checks, and mask protection. In addition, certain food and beverage outlets remain closed and hotel reservations have been limited to Thursday through Sunday.

Summary

The COVID-19 pandemic has had and will continue to have an adverse effect on the Company's results of operations. The Company is currently unable to determine when protective measures in effect at our Macau Operations, Las Vegas Operations, and Encore Boston Harbor will be lifted. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

As of June 30, 2020, the Company had total cash and cash equivalents, excluding restricted cash, of $3.80 billion, and had access to $15.9 million and $24.1 million of available borrowing capacity from the WRF Revolving Facility and Wynn Macau Revolving Facility, respectively. In addition, the Company has suspended its dividend program and has postponed major project capital expenditures. Given the Company's liquidity position at June 30, 2020 and the steps the Company has taken as further described in Note 6, "Long-Term Debt," the Company believes it is able to support continuing operations and respond to the current COVID-19 pandemic challenges.

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $12.5 million and $561.8 million for the three months ended June 30, 2020 and 2019, respectively, and $266.4 million and $1.15 billion for the six months ended June 30, 2020 and 2019, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 3 - Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash (1)	$2,407,678	$1,265,502
Cash equivalents (2)	1,390,062	1,086,402
Total cash and cash equivalents	3,797,740	2,351,904
Restricted cash (3)	4,847	6,388
Total cash, cash equivalents and restricted cash	$3,802,587	$2,358,292
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan.

Note 4 - Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Casino	$264,186	$304,137
Hotel	8,197	22,114
Other	112,255	59,495
	384,637	385,746
Less: allowance for credit losses	(88,319)	(39,317)
	$296,318	$346,429

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino receivables. As of June 30, 2020 and December 31, 2019, approximately 82.3% and 79.0%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which our customers reside could affect the collectability of such receivables. The Company believes the concentration of its credit risk in casino receivables is mitigated substantially by its credit investigation process, credit policies and collection procedures.

The Company’s allowance for casino credit losses was 31.9% and 12.4% of gross casino receivables as of June 30, 2020 and December 31, 2019, respectively. The increase in allowance for casino credit losses is primarily due to the impact of historical collection patterns and expectations of current and future collection trends in light of the COVID-19 pandemic, as well as the specific review of customer accounts. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the period (in thousands):

	June 30, 2020	June 30, 2019
Balance at beginning of year	$39,317	$32,694
Provision for credit losses	48,960	9,003
Write-offs	(144)	(12,391)
Recoveries of receivables previously written-off	60	—
Effect of exchange rate	126	54
Balance at end of period	$88,319	$29,360

Note 5 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Buildings and improvements	$9,737,338	$9,367,241
Land and improvements	1,260,749	1,246,679
Furniture, fixtures and equipment	2,999,880	2,932,483
Airplanes	110,623	110,623
Construction in progress	155,393	477,333
	14,263,983	14,134,359
Less: accumulated depreciation	(4,848,670)	(4,510,527)
	$9,415,313	$9,623,832

Depreciation expense for the three months ended June 30, 2020 and 2019 was $172.8 million and $135.6 million, and depreciation expense for the six months ended June 30, 2020 and 2019 was $345.1 million and $267.9 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Macau Related:
Wynn Macau Credit Facilities (1):
Wynn Macau Term Loan, due 2022 (2)	$2,156,960	$2,302,540
Wynn Macau Revolver, due 2022 (3)	726,995	350,232
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	750,000	—
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000

U.S. and Corporate Related:
WRF Credit Facilities (4):
WRF Term Loan, due 2024	962,500	987,500
WRF Revolver, due 2024	816,000	—
WLV 4 1/4% Senior Notes, due 2023	500,000	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 3/4% Senior Notes, due 2025	600,000	—
Retail Term Loan, due 2025 (5)	615,000	615,000
	12,887,455	10,515,272
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(112,222)	(111,413)
	12,775,233	10,403,859
Less: Current portion of long-term debt	(298,050)	(323,876)
Total long-term debt, net of current portion	$12,477,183	$10,079,983

(1) The borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.50% to 2.25% per annum based on Wynn Resorts Macau S.A.’s leverage ratio.
(2) As of June 30, 2020, approximately $1.22 billion and $937.0 million of the Wynn Macau Term Loan bore interest at a rate of LIBOR plus 1.75% per year and HIBOR plus 1.75% per year, respectively. As of June 30, 2020, the weighted average interest rate was approximately 2.04%.
(3) As of June 30, 2020, approximately $413.3 million and $313.7 million of the Wynn Macau Revolver bore interest at a rate of LIBOR plus 1.75% per year and HIBOR plus 1.75% per year, respectively. As of June 30, 2020, the weighted average interest rate was approximately 2.09%. As of June 30, 2020, the available borrowing capacity under the Wynn Macau Revolver was $24.1 million.
(4) The WRF Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of June 30, 2020, the weighted average interest rate was approximately 1.93%. Additionally, as of June 30, 2020, the available borrowing capacity under the WRF Revolver was $15.9 million, net of $18.1 million in outstanding letters of credit.
(5) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of June 30, 2020, the interest rate was 1.87%.

WML 5 1/2% Senior Notes, due 2026
On June 19, 2020, WML issued $750.0 million aggregate principal amount of 5 1/2% Senior Notes due 2026 (the "2026 WML Notes") pursuant to an indenture (the "2026 Indenture").
The 2026 WML Notes will mature on January 15, 2026 and bear interest at the rate of 5 1/2% per annum payable in arrears semi-annually on January 15 and July 15 of each year, beginning on January 15, 2021. At any time prior to June 15, 2022, WML may use the net cash proceeds from certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2026 WML Notes at a redemption price equal to 105.500% of the aggregate principal amount of the 2026 WML Notes, plus accrued and unpaid interest, if any. At any time prior to June 15, 2022, WML may redeem the 2026 WML Notes in whole or in part at a redemption price equal to the greater of (a) 100% of the aggregate principal amount of the 2026 WML

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Notes to be redeemed, or (b) a make-whole amount as determined by an independent investment banker in accordance with the terms of the 2026 Indenture, in either case, plus accrued and unpaid interest.
In addition, on or after June 15, 2022, WML may redeem the 2026 WML Notes in whole or in part at a premium decreasing annually from 104.125% of the applicable principal amount to 100.000%, plus accrued and unpaid interest. If WML undergoes a Change of Control (as defined in the 2026 Indenture), it must offer to repurchase the 2026 WML Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. In addition, WML may redeem the 2026 WML Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, in response to any change in or amendment to certain tax laws or tax positions. Further, if a holder or beneficial owner of the 2026 WML Notes fails to meet certain requirements imposed by any Gaming Authority (as defined in the 2026 Indenture), WML may require the holder or beneficial owner to dispose of or redeem its 2026 WML Notes.
Upon the occurrence of (a) any event after which none of WML or any subsidiary of WML has the applicable gaming concessions or authorizations in Macau in substantially the same manner and scope as WML and its subsidiaries are entitled to at the date on which the 2026 WML Notes are issued, for a period of ten consecutive days or more, and such event has a material adverse effect on WML and its subsidiaries, taken as a whole; or (b) the termination or modification of any such concessions or authorizations which has a material adverse effect on WML and its subsidiaries, taken as a whole, each holder of the 2026 WML Notes will have the right to require WML to repurchase all or any part of such holder's 2026 WML Notes at a purchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
The 2026 WML Notes are WML's general unsecured obligations and rank pari passu in right of payment with all of WML's existing and future senior unsecured indebtedness; will rank senior to all of WML's future subordinated indebtedness, if any; will be effectively subordinated to all of WML's future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML's subsidiaries, including WML's existing credit facilities. The 2026 WML Notes are not registered under the Securities Act of 1933, as amended (the "Securities Act"), and the 2026 WML Notes are subject to restrictions on transferability and resale.
The 2026 Indenture contains covenants limiting WML's (and certain of its subsidiaries') ability to, among other things: merge or consolidate with another company; transfer or sell all or substantially all of its properties or assets; and lease all or substantially all of its properties or assets. The terms of the 2026 Indenture contain customary events of default, including, but not limited to: default for 30 days in the payment when due of interest on the 2026 WML Notes; default in the payment when due of the principal of, or premium, if any, on the 2026 WML Notes; failure to comply with any payment obligations relating to the repurchase by WML of the 2026 WML Notes upon a change of control; failure to comply with certain covenants in the 2026 Indenture; certain defaults on certain other indebtedness; failure to pay judgments against WML or certain subsidiaries that, in the aggregate, exceed $50 million; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency, all 2026 WML Notes then outstanding will become due and payable immediately without further action or notice.
WML intends to use the net proceeds from the 2026 WML Notes for general corporate purposes until WML's business recovers from the effects of the COVID-19 pandemic, and then to facilitate the repayment of a portion of the amounts outstanding under the Wynn Macau Credit Facilities. In addition, WML used a portion of the net proceeds from the 2026 WML Notes to pay related fees and expenses totaling $7.1 million, which was recorded as debt issuance costs within the Condensed Consolidated Balance Sheet.
WRF 7 3/4% Senior Notes, due 2025

On April 14, 2020, WRF and its subsidiary Wynn Resorts Capital Corp. (collectively with WRF, the "WRF Issuers"), each an indirect wholly owned subsidiary of the Company, issued $600.0 million aggregate principal amount of 7 3/4% Senior Notes due 2025 (the "2025 WRF Notes") pursuant to an indenture (the "2025 Indenture") among the WRF Issuers, the guarantors party thereto, and U.S. Bank National Association, as trustee (the "Trustee"), in a private offering. The 2025 WRF Notes were issued at par.

The 2025 WRF Notes will mature on April 15, 2025 and bear interest at the rate of 7 3/4% per annum payable in arrears semi-annually on April 15 and October 15 of each year, beginning on October 15, 2020. The WRF Issuers may redeem some or all of the 2025 WRF Notes at any time prior to April 15, 2022 at a redemption price equal to 100% of the aggregate principal amount of the 2025 WRF Notes to be redeemed plus a "make-whole" premium and accrued and unpaid interest. In addition, at any time prior to April 15, 2022, the WRF Issuers may, on any one or more occasions, redeem up to 35% of the original

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
aggregate principal amount of the 2025 WRF Notes with the proceeds of one or more equity offerings at a redemption price equal to 107.75% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. On or after April 15, 2022, the WRF Issuers may redeem some or all of the 2025 WRF Notes at the redemption prices set forth in the 2025 Indenture plus accrued and unpaid interest. In the event of a change of control triggering event, the WRF Issuers must offer to repurchase the 2025 WRF Notes at a repurchase price equal to 101% of the aggregate principal amount thereof plus any accrued and unpaid interest, to, but not including, the repurchase date. The 2025 WRF Notes are subject to disposition and redemption requirements imposed by gaming laws and regulations of applicable gaming regulatory authorities.

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

WRF used the net proceeds from the 2025 WRF Notes offering for general corporate purposes and to pay related fees and expenses totaling $5.6 million, of which $5.2 million was recorded as debt issuance costs within the Condensed Consolidated Balance Sheet.

WRF Credit Agreement Amendment

On April 10, 2020, WRF and certain of its subsidiaries entered into an amendment (the "WRF Credit Agreement Amendment") to its existing credit agreement (the "WRF Credit Agreement") among Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto.

The WRF Credit Agreement Amendment amends the WRF Credit Agreement to, among other things, implement a financial covenant relief period (the "Financial Covenant Relief Period") through April 1, 2021 (unless earlier terminated by WRF), implement a financial covenant increase period (the "Financial Covenant Increase Period") commencing on the first day after the expiration of the Financial Covenant Relief Period and ending on the first day of the fourth fiscal quarter after the expiration of the Financial Covenant Relief Period (unless earlier terminated by WRF), amend the definition of "Consolidated EBITDA" in the WRF Credit Agreement during the Financial Covenant Increase Period, amend WRF's financial reporting obligations (including extensions to certain deadlines), add certain restrictions on restricted payments (including restrictions on a portion of dividends received from WRF's subsidiaries) during the Financial Covenant Relief Period and the Financial Covenant Increase Period, and amend the definition of "Material Adverse Effect" in the WRF Credit Agreement to take into consideration COVID-19.

During the Financial Covenant Relief Period, the existing consolidated first lien net leverage ratio financial covenant will be replaced with a minimum liquidity financial covenant that requires WRF and its restricted subsidiaries to maintain liquidity of at least $300.0 million at all times (with liquidity being the sum of unrestricted operating cash, as defined in the WRF Credit

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Agreement, and the available borrowing capacity under the WRF Revolver). Following the Financial Covenant Relief Period and for as long as the Financial Covenant Increase Period is in effect, WRF may not permit the consolidated first lien net leverage ratio as of the last day of any fiscal quarter to exceed for the first fiscal quarter of the Financial Covenant Increase Period, 4.50 to 1.00, for the second fiscal quarter of the Financial Covenant Increase Period, 4.25 to 1.00, for the third fiscal quarter of the Financial Covenant Increase Period, 4.00 to 1.00, and for each subsequent fiscal quarter thereafter (including from and including the first fiscal quarter during which the Financial Covenant Increase Period has been terminated by WRF), 3.75 to 1.00.

Retail Term Loan Agreement Amendment

On May 5, 2020, Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC (collectively, the "Retail Borrowers"), subsidiaries of the Retail Joint Venture, entered into an amendment (the "Retail Term Loan Agreement Amendment") to its existing retail term loan agreement (the "Retail Term Loan Agreement"). The Retail Term Loan Agreement Amendment amends the Retail Term Loan Agreement to, among other things, temporarily suspend the requirement to maintain certain financial ratios to avoid triggering excess cash sweep provisions from the first quarter of 2020 through the fourth quarter of 2021.

Debt Covenant Compliance

As of June 30, 2020, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of June 30, 2020 and December 31, 2019, was approximately $12.03 billion and $10.80 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $12.89 billion and $10.52 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 7 - Stockholders' Equity

Dividends

During the first quarter of 2020, the Company paid a cash dividend of $1.00 per share, and recorded $107.5 million as a reduction of retained earnings from cash dividends declared.

On May 6, 2020, the Company announced that it had suspended its quarterly dividend program due to the financial impact of the COVID-19 pandemic.

During the first and second quarter of 2019, the Company paid a cash dividend of $0.75 and $1.00 per share, respectively, and recorded $80.7 million and $107.6 million, respectively, as a reduction of retained earnings from cash dividends declared.

Noncontrolling Interests

The board of directors of WML concluded not to recommend the payment of a dividend with respect to the year ended December 31, 2019 due to the financial impact of the COVID-19 pandemic.

During the three months ended June 30, 2019, WML paid a cash dividend of HK$0.45 per share for a total of $298.0 million. The Company's share of this dividend was $215.0 million with a reduction of $83.0 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheet.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 8 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	June 30, 2020	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,390,062	$503,794	$886,268	—
Restricted cash	$4,847	$2,054	$2,793	—

Liabilities:
Interest rate collar	$22,802	—	$22,802	—

		Fair Value Measurements Using:
	December 31, 2019	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,086,402	—	$1,086,402	—
Restricted cash	$6,388	$2,048	$4,340	—

Liabilities:
Interest rate collar	$3,847	—	$3,847	—

Note 9 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	June 30, 2020	December 31, 2019	Increase (decrease)	June 30, 2019	December 31, 2018	Increase (decrease)
Casino outstanding chips and front money deposits (1)	$904,792	$769,053	$135,739	$865,578	$905,561	$(39,983)
Advance room deposits and ticket sales (2)	28,874	49,834	(20,960)	36,185	42,197	(6,012)
Other gaming-related liabilities (3)	5,592	13,970	(8,378)	7,405	12,694	(5,289)
Loyalty program and related liabilities (4)	21,566	21,148	418	18,166	18,148	18
	$960,824	$854,005	$106,819	$927,334	$978,600	$(51,266)
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 10 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Casino (1)	$3,196	$1,790	$2,300	$4,374
Rooms	346	223	695	441
Food and beverage	666	477	1,303	809
Entertainment, retail and other	84	62	157	106
General and administrative (2)	16,792	6,938	25,993	13,768
Pre-opening	—	340	—	670
Total stock-based compensation expense	21,084	9,830	30,448	20,168
Total stock-based compensation capitalized	486	83	703	147
Total stock-based compensation costs	$21,570	$9,913	$31,151	$20,315
(1) For the six months ended June 30, 2020, reflects the reversal of $3.3 million of compensation cost previously recognized for awards forfeited in connection with the departure of an employee.
(2) For the three and six months ended June 30, 2020, reflects compensation cost of $4.4 million recognized in connection with the vesting of restricted stock performance awards.

Note 11 - Income Taxes

The Company recorded an income tax expense of $80.9 million and an income tax benefit of $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and an income tax expense of $156.7 million and an income tax benefit of $0.3 million for the six months ended June 30, 2020 and 2019. The 2020 income tax expense primarily related to the increase in the valuation allowances for U.S foreign tax credits and U.S. loss carryforwards. The 2019 income tax benefit primarily related to the decrease in the valuation allowance for U.S foreign tax credits.

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

Wynn Macau SA received a five year exemption from Macau's 12% Complementary Tax on casino gaming profits through December 31, 2020. Accordingly, for the three months ended June 30, 2019, the Company was exempt from the payment of such taxes totaling $19.8 million. For the six months ended June 30, 2019, the Company was exempt from the payment of such taxes totaling $42.6 million. For the three and six months ended June 30, 2020, the Company did not have any casino gaming profits exempt from the Macau Complementary Tax. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited	$(637,564)	$94,551	$(1,039,601)	$199,423

Denominator:
Weighted average common shares outstanding	106,713	106,876	106,688	106,834
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	—	265	—	255
Weighted average common and common equivalent shares outstanding	106,713	107,141	106,688	107,089

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$(5.97)	$0.88	$(9.74)	$1.87
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$(5.97)	$0.88	$(9.74)	$1.86

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	1,127	287	1,127	365

Note 13 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Minimum rental income	$28,073	$33,671	$59,723	$66,379
Contingent rental income	1,839	11,945	8,519	26,916
Total rental income	$29,912	$45,616	$68,242	$93,295

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

On November 27, 2019, the State Derivative Case parties agreed to terms of a settlement agreement. The court approved the settlement agreement on February 12, 2020, and entered a written order approving the settlement on March 10, 2020. Following dismissal of the only appeal, the settlement agreement has now become effective and final. Following the dismissal, the Company has received net proceeds of $27.7 million, which has been recognized as a reduction of general and administrative expense within the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.

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

On March 25, 2019, a separate stockholder derivative action was filed in the United States District Court, District of Nevada alleging identical causes of action as the Federal Derivative Case with the additional allegation that the Board of Directors improperly refused the stockholder's demand to commence litigation against the officers and directors of the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Company. On June 10, 2019, the Company filed a motion to dismiss, or alternatively to consolidate this action into the Federal Derivative Case. On March 23, 2020, the court denied the Company’s motion to dismiss as moot given the approved settlement in the State Derivative Case. On April 30, 2020, the Company filed a motion for summary judgment, seeking dismissal of the claims given the approved settlement in the State Derivative Case.

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

On January 29, 2019, the defendants filed motions to dismiss each of the Individual Stockholder Actions. On December 12, 2019, the district court entered an order denying the motions to dismiss, which the defendants appealed to the Nevada Supreme Court on December 24, 2019. On January 7, 2020, the Nevada Supreme Court stayed the underlying Individual Stockholder Actions pending a decision on the defendants' appeal. On July 27, 2020, the Supreme Court issued an order mandating that the district court dismiss the action.

Securities Action

On February 20, 2018, a putative securities class action was filed against the Company and certain current and former officers of the Company in the United States District Court, Southern District of New York (which was subsequently transferred to the United States District Court, District of Nevada) by John V. Ferris and Joann M. Ferris on behalf of all persons who purchased the Company's common stock between February 28, 2014 and January 25, 2018. The complaint alleges, among other things, certain violations of federal securities laws and seeks to recover unspecified damages as well as attorneys' fees, costs and related expenses for the plaintiffs. On April 15, 2019, the Company filed a motion to dismiss, which the court granted on May 27, 2020, with leave to amend. On July 1, 2020, the plaintiffs filed an amended complaint. The Company is now preparing a motion to dismiss the amended complaint.

The defendants in these actions will vigorously defend against the claims pleaded against them. These actions are in preliminary stages and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

Federal Investigation

From time to time, the Company receives regulatory inquiries about compliance with anti-money laundering laws. The Company received requests for information from the U.S. Attorney’s Office for the Southern District of California relating to its anti-money laundering policies and procedures, and in the first half of 2020, received two grand jury subpoenas regarding various transactions at Wynn Las Vegas relating to certain patrons and agents who reside or operate in foreign jurisdictions. The Company continues to cooperate with the U.S. Attorney’s Office in its investigation, which remains ongoing. Because no charges or claims have been brought, the Company is unable to predict the outcome of the investigation, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company.

Note 15 - Retail Joint Venture

As of June 30, 2020 and December 31, 2019, the Retail Joint Venture had total assets of $97.0 million and $90.0 million, respectively, and total liabilities of $640.5 million and $622.4 million, respectively. As of June 30, 2020 and December 31, 2019, the Retail Joint Venture's liabilities included long-term debt of $612.0 million and $611.7 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the Company's segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues
Macau Operations:
Wynn Palace
Casino	$(11,428)	$528,545	$196,148	$1,151,720
Rooms	2,431	43,183	22,141	86,498
Food and beverage	4,231	28,810	17,529	57,434
Entertainment, retail and other (1)	13,484	28,378	32,413	59,886
	8,718	628,916	268,231	1,355,538
Wynn Macau
Casino	(3,524)	481,204	186,604	931,446
Rooms	2,631	26,465	18,542	55,331
Food and beverage	3,684	20,129	13,215	41,105
Entertainment, retail and other (1)	9,097	18,676	23,016	42,483
	11,888	546,474	241,377	1,070,365
Total Macau Operations	20,606	1,175,390	509,608	2,425,903

Las Vegas Operations:
Casino	24,365	119,753	95,660	231,437
Rooms	12,353	127,554	118,458	246,644
Food and beverage	16,092	165,197	122,071	288,816
Entertainment, retail and other (1)	12,076	51,638	52,521	98,278
Total Las Vegas Operations	64,886	464,142	388,710	865,175

Encore Boston Harbor:
Casino	—	13,001	101,790	13,001
Rooms	—	1,605	10,955	1,605
Food and beverage	—	3,886	20,606	3,886
Entertainment, retail and other (1)	206	308	7,745	308
Total Encore Boston Harbor	206	18,800	141,096	18,800

Total operating revenues	$85,698	$1,658,332	$1,039,414	$3,309,878

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted Property EBITDA (2)
Macau Operations:
Wynn Palace	$(110,908)	$167,165	$(100,732)	$389,751
Wynn Macau	(82,646)	175,873	(63,438)	339,762
Total Macau Operations	(193,554)	343,038	(164,170)	729,513
Las Vegas Operations (3)	(75,564)	137,399	(97,641)	245,701
Encore Boston Harbor (4)	(53,779)	146	(66,415)	146
Total	(322,897)	480,583	(328,226)	975,360
Other operating expenses
Pre-opening	2,186	69,883	4,737	97,596
Depreciation and amortization	179,266	140,269	358,012	276,826
Property charges and other	6,567	6,930	33,796	9,704
Corporate expenses and other (5)	(8,984)	35,295	15,208	97,844
Stock-based compensation (6)	21,084	9,490	30,448	19,498
Total other operating expenses	200,119	261,867	442,201	501,468
Operating income (loss)	(523,016)	218,716	(770,427)	473,892
Other non-operating income and expenses
Interest income	3,983	6,265	11,936	13,552
Interest expense, net of amounts capitalized	(133,218)	(93,149)	(262,045)	(186,329)
Change in derivatives fair value	(3,294)	(3,304)	(18,954)	(4,813)
Loss on extinguishment of debt	(619)	—	(1,462)	—
Other	2,233	11,715	12,568	5,357
Total other non-operating income and expenses	(130,915)	(78,473)	(257,957)	(172,233)
Income (loss) before income taxes	(653,931)	140,243	(1,028,384)	301,659
(Provision) benefit for income taxes	(80,938)	1,991	(156,738)	306
Net income (loss)	(734,869)	142,234	(1,185,122)	301,965
Net (income) loss attributable to noncontrolling interests	97,305	(47,683)	145,521	(102,542)
Net income (loss) attributable to Wynn Resorts, Limited	$(637,564)	$94,551	$(1,039,601)	$199,423
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
(3) For the three months ended June 30, 2020, excludes $56.4 million of expense accrued during the first quarter of 2020 related to the Company's commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020.
(4) For the three months ended June 30, 2020, excludes $19.3 million of expense accrued during the first quarter of 2020 related to the Company's commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020.
(5) For the three and six months ended June 30, 2020, includes a $27.7 million net gain recorded in relation to a derivative litigation settlement. For the six months ended June 30, 2019, includes a $35.0 million nonrecurring regulatory expense.
(6) Excludes $0.4 million and $0.7 million included in pre-opening expenses for the three and six months ended June 30, 2019, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Macau Operations:
Wynn Palace	$3,568,590	$3,734,210
Wynn Macau	1,586,192	1,656,625
Other Macau	1,709,555	1,023,411
Total Macau Operations	6,864,337	6,414,246
Las Vegas Operations	3,060,303	2,806,972
Encore Boston Harbor	2,331,115	2,456,667
Corporate and other	2,629,920	2,193,396
Total	$14,885,675	$13,871,281

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

Macau Operations

In response to the COVID-19 pandemic, the Macau government announced on February 4, 2020 the closure of all casino operations in Macau, including those at Wynn Palace and Wynn Macau, for a period of 15 days. On February 20, 2020, casino operations at Wynn Palace and Wynn Macau reopened on a reduced basis and have since been fully restored; however, certain COVID-19 specific protective measures, such as traveler quarantines, limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, COVID-19 negative test results requirements for entry to gaming areas, and health declarations remain in effect at the present time.

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the pandemic's strong deterrent effect on travel and social activities, the Chinese government's suspension of its visa and group tour schemes that allow mainland Chinese residents to travel to Macau, various quarantine measures in Macau and elsewhere, travel and entry restrictions in Macau, Hong Kong, Taiwan, and mainland China, and the suspension of ferry services to Macau from Hong Kong and mainland China and other modes of transportation within Macau. Total visitation from mainland China to Macau decreased by 99.3% and 83.7% in the three and six months ended June 30, 2020, compared to the same periods in 2019. Regionally, bans on entry or enhanced quarantine requirements, depending on the person’s residency and their recent travel history, for any Macau residents, PRC citizens, Hong Kong residents and Taiwan residents attempting to enter Macau are drastically impacting visitation. Persons who are not residents of the Greater China area are barred from entry to Macau at this time.

While most of the foregoing travel restrictions and quarantine requirements continue to weigh on visitation to Macau, beginning in June 2020 certain of these restrictions are being eased as the region gradually recovers from the COVID-19 pandemic. In July 2020, Guangdong Province, a Chinese province adjacent to Macau, eased certain quarantine requirements for those traveling between Guangdong Province and Macau, subject to certain testing requirements and health declarations. Quarantine requirements for those traveling between Hong Kong and Macau have been announced to remain effective until at least September 7, 2020, at which time they may be lifted. In the initial phase of opening travel channels between Macau and other regions, it is expected that all visitors seeking entry to Macau will need to test negative for COVID-19 before entering Macau. Although Mainland China and Macau have recently announced several policies or changes to policies which relax certain visa issuance, border control and quarantine requirements, stringent health declarations, testing and other procedures remain in place and the Individual Visitor Scheme which, prior to its suspension by the PRC government due to COVID-19 travel restrictions, permitted individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes, has yet to restart.

Las Vegas Operations and Encore Boston Harbor

Wynn Las Vegas closed on March 17, 2020, and reopened on June 4, 2020 with certain COVID-19 specific protective measures in place, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings.

Encore Boston Harbor commenced operations on June 23, 2019. In response to the COVID-19 pandemic, Encore Boston Harbor ceased all operations and closed to the public on March 15, 2020, for the remainder of the first and second quarters of 2020. On July 12, 2020, Encore Boston Harbor reopened with certain COVID-19 specific protective measures in place, such as limiting the number of seats per table game, slot machine spacing, temperature checks, and mask protection. In addition, certain food and beverage outlets remain closed and hotel reservations have been limited to Thursday through Sunday.

The disruptions arising from the COVID-19 outbreak have had, during the three and six months ended June 30, 2020, and will continue to have an adverse effect on the Company's results of operations. Our operations are generating extremely limited revenue. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 and potentially thereafter will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 pandemic will end, when or if our properties will return to pre-pandemic demand and pricing, when or how quickly the current travel restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business.

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

Results of Operations

Summary of second quarter 2020 results

The following table summarizes our financial results for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Increase/ (Decrease)	Percent Change	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues	$85,698	$1,658,332	$(1,572,634)	(94.8)	$1,039,414	$3,309,878	$(2,270,464)	(68.6)
Net income (loss) attributable to Wynn Resorts, Limited	(637,564)	94,551	(732,115)	(774.3)	(1,039,601)	199,423	(1,239,024)	(621.3)
Diluted net income (loss) per share	(5.97)	0.88	(6.85)	(778.4)	(9.74)	1.86	(11.60)	(623.7)
Adjusted Property EBITDA (1)	(322,897)	480,583	(803,480)	(167.2)	(328,226)	975,360	(1,303,586)	(133.7)
(1) See Item 1—"Financial Statements," Note 16, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net income (loss) attributable to Wynn Resorts, Limited.

The decrease in operating revenues for the three months ended June 30, 2020 was primarily driven by decreases of $620.2 million, $534.6 million, and $399.3 million from Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These declines were precipitated by the continued adverse effects of the COVID-19 pandemic, including travel restrictions and capacity limitations which remain in effect in Macau and the closure of our Las Vegas Operations from March 17, 2020 until June 4, 2020. Encore Boston Harbor closed to the public on March 15, 2020 and remained closed until July 12, 2020.

The decrease in net income (loss) attributable to Wynn Resorts, Limited for the three months ended June 30, 2020 was primarily related to the adverse effects of the COVID-19 pandemic on the results of our operations. Net income (loss) attributable to Wynn Resorts, Limited for the three months ended June 30, 2020 excludes the impact of $75.7 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.

The decrease in Adjusted Property EBITDA for the three months ended June 30, 2020 was driven by decreases of $278.1 million, $258.5 million, and $213.0 million from Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. Adjusted Property EBITDA from Encore Boston Harbor was $(53.8) million.

Financial results for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Operating revenues

The following table presents our operating revenues (in thousands):

	Three Months Ended June 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$8,718	$628,916	$(620,198)	(98.6)
Wynn Macau	11,888	546,474	(534,586)	(97.8)
Total Macau Operations	20,606	1,175,390	(1,154,784)	(98.2)
Las Vegas Operations	64,886	464,142	(399,256)	(86.0)
Encore Boston Harbor (1)	206	18,800	(18,594)	(98.9)
	$85,698	$1,658,332	$(1,572,634)	(94.8)
(1) Encore Boston Harbor commenced operations on June 23, 2019.

The following table presents our casino and non-casino operating revenues (in thousands):

	Three Months Ended June 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$9,413	$1,142,503	$(1,133,090)	(99.2)
Non-casino revenues:
Rooms	17,415	198,807	(181,392)	(91.2)
Food and beverage	24,007	218,022	(194,015)	(89.0)
Entertainment, retail and other	34,863	99,000	(64,137)	(64.8)
Total non-casino revenues	76,285	515,829	(439,544)	(85.2)
	$85,698	$1,658,332	$(1,572,634)	(94.8)

Casino revenues for the three months ended June 30, 2020 were 11.0% of operating revenues, compared to 68.9% for the same period of 2019. Non-casino revenues for the three months ended June 30, 2020 were 89.0% of operating revenues, compared to 31.1% for the same period of 2019.

Casino revenues

Casino revenues decreased primarily due to the adverse effects of the COVID-19 pandemic, including widespread travel restrictions and capacity limitations and the closure of our Las Vegas Operations from March 17, 2020 until June 4, 2020. Encore Boston Harbor closed to the public on March 15, 2020, and remained closed through the second quarter. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended June 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$(11,428)	$528,545	$(539,973)	(102.2)
VIP:
Average number of table games	100	112	(12)	(10.7)
VIP turnover	$1,719,825	$13,388,646	$(11,668,821)	(87.2)
VIP table games win	$(29,806)	$404,408	$(434,214)	(107.4)
VIP win as a % of turnover	(1.73)%	3.02%	(4.75)
Table games win per unit per day	$(3,276)	$39,827	$(43,103)	(108.2)
Mass market:
Average number of table games	221	214	7	3.3
Table drop	$22,029	$1,267,153	$(1,245,124)	(98.3)
Table games win	$7,168	$296,852	$(289,684)	(97.6)
Table games win %	32.5%	23.4%	9.1
Table games win per unit per day	$357	$15,232	$(14,875)	(97.7)
Average number of slot machines	480	1,099	(619)	(56.3)
Slot machine handle	$39,415	$937,842	$(898,427)	(95.8)
Slot machine win	$2,395	$43,567	$(41,172)	(94.5)
Slot machine win per unit per day	$55	$436	$(381)	(87.4)
Wynn Macau:
Total casino revenues	$(3,524)	$481,204	$(484,728)	(100.7)
VIP:
Average number of table games	91	110	(19)	(17.3)
VIP turnover	$607,144	$9,275,628	$(8,668,484)	(93.5)
VIP table games win	$(12,161)	$305,809	$(317,970)	(104.0)
VIP win as a % of turnover	(2.00)%	3.30%	(5.30)
Table games win per unit per day	$(1,471)	$30,560	$(32,031)	(104.8)
Mass market:
Average number of table games	229	205	24	11.7
Table drop	$40,817	$1,347,435	$(1,306,618)	(97.0)
Table games win	$3,391	$279,127	$(275,736)	(98.8)
Table games win %	8.3%	20.7%	(12.4)
Table games win per unit per day	$163	$14,929	$(14,766)	(98.9)
Average number of slot machines	440	827	(387)	(46.8)
Slot machine handle	$62,011	$925,784	$(863,773)	(93.3)
Slot machine win	$2,626	$42,815	$(40,189)	(93.9)
Slot machine win per unit per day	$66	$569	$(503)	(88.5)
Poker rake	$—	$4,674	$(4,674)	(100.0)

	Three Months Ended June 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$24,365	$119,753	$(95,388)	(79.7)
Average number of table games	221	238	(17)	(7.1)
Table drop	$90,873	$440,766	$(349,893)	(79.4)
Table games win	$17,918	$126,395	$(108,477)	(85.8)
Table games win %	19.7%	28.7%	(9.0)
Table games win per unit per day	$2,998	$5,832	$(2,834)	(48.6)
Average number of slot machines	1,752	1,789	(37)	(2.1)
Slot machine handle	$246,393	$811,639	$(565,246)	(69.6)
Slot machine win	$17,523	$55,128	$(37,605)	(68.2)
Slot machine win per unit per day	$371	$339	$32	9.4
Poker rake	$—	$4,119	$(4,119)	(100.0)
Note: Encore Boston Harbor casino revenues and associated key operating measures have been omitted from the table. As a result of the COVID-19 pandemic, our operations at Encore Boston Harbor were closed throughout the second quarter in 2020. In addition, the results of the eight days of its operations during the second quarter of 2019 between its June 23, 2019 opening and June 30, 2019 are not considered material to our consolidated results of operations for the three months ended June 30, 2019.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended June 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$2,431	$43,183	$(40,752)	(94.4)
Occupancy	4.4%	97.4%	(93.0)
ADR	$339	$265	$74	27.9
REVPAR	$15	$258	$(243)	(94.2)
Wynn Macau:
Total room revenues (dollars in thousands)	$2,631	$26,465	$(23,834)	(90.1)
Occupancy	7.5%	98.9%	(91.4)
ADR	$342	$281	$61	21.7
REVPAR	$25	$278	$(253)	(91.0)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$12,353	$127,554	$(115,201)	(90.3)
Occupancy	43.7%	90.1%	(46.4)
ADR	$226	$333	$(107)	(32.1)
REVPAR	$99	$300	$(201)	(67.0)
Note: Encore Boston Harbor room revenues and associated key operating measures have been omitted from the table. As a result of the COVID-19 pandemic, our operations at Encore Boston Harbor were closed throughout the second quarter in 2020. In addition, the results of the eight days of its operations during the second quarter of 2019 are not considered material to our consolidated results of operations for the three months ended June 30, 2019.

Room revenues decreased $181.4 million, primarily due to lower occupancy at Wynn Palace and Wynn Macau and the closure of our Las Vegas Operations resulting from the adverse effects of the COVID-19 pandemic.

Food and beverage revenues decreased $194.0 million, primarily due to decreased covers at our restaurants at our Macau Operations and the closure of our Las Vegas Operations resulting from the adverse effects of the COVID-19 pandemic.

Entertainment, retail and other revenues decreased $64.1 million, primarily due to a decrease in visitation to our Macau Operations and the closure of our Las Vegas Operations resulting from the adverse effects of the COVID-19 pandemic.

Operating expenses

The table below presents operating expenses (in thousands):

	Three Months Ended June 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$131,138	$724,987	$(593,849)	(81.9)
Rooms	30,367	66,148	(35,781)	(54.1)
Food and beverage	61,889	182,080	(120,191)	(66.0)
Entertainment, retail and other	16,873	43,514	(26,641)	(61.2)
General and administrative	152,081	202,224	(50,143)	(24.8)
Provision for credit losses	28,347	3,581	24,766	691.6
Pre-opening	2,186	69,883	(67,697)	(96.9)
Depreciation and amortization	179,266	140,269	38,997	27.8
Property charges and other	6,567	6,930	(363)	(5.2)
Total operating expenses	$608,714	$1,439,616	$(830,902)	(57.7)

Total operating expenses decreased $830.9 million compared to the second quarter of 2019, primarily due to decreased expenses related to the impact of the COVID-19 pandemic on our resorts, partially offset by increased operating expenses following the opening of Encore Boston Harbor in June 2019. Operating expenses for the second quarter of 2020 exclude $75.7 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Casino expenses decreased $311.8 million, $260.3 million, and $27.7 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These decreases were primarily due to reductions in gaming tax expense commensurate with the declines in casino revenues at each property resulting from the effects of the COVID-19 pandemic. Casino expenses for the second quarter of 2020 exclude expense of $7.9 million from Encore Boston Harbor and $12.8 million from our Las Vegas Operations related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Room expenses decreased $28.7 million, $6.6 million, and $2.1 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau respectively. The decreases were primarily a result of lower operating costs related to the decline in occupancy at each property resulting from the effects of the COVID-19 pandemic. Room expenses for the second quarter of 2020 exclude expense of $1.5 million from Encore Boston Harbor and $8.3 million from our Las Vegas Operations related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Food and beverage expenses decreased $100.5 million, $15.3 million, and $7.3 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The decreases were primarily a result of lower operating costs related to the declines in food and beverage revenues at each property resulting from the effects of the COVID-19 pandemic. Food and beverage expenses for the second quarter of 2020 exclude expense of $20.8 million from our Las Vegas Operations and $4.8 million from Encore Boston Harbor related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Entertainment, retail and other expenses decreased $20.5 million, $5.4 million, and $2.4 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The decreases were primarily a result of lower operating costs related to the declines in entertainment, retail and other revenues at each property resulting from the effects of the COVID-19 pandemic. Entertainment, retail and other expenses exclude expense of $4.1 million from our Las Vegas Operations and

$0.7 million from Encore Boston Harbor related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
General and administrative expenses decreased primarily due to decreases of $14.6 million, $7.0 million and $14.6 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These decreases were primarily attributable to the effects of the COVID-19 pandemic. General and administrative expenses exclude expense of $10.2 million from our Las Vegas Operations and $4.4 million from Encore Boston Harbor related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020. In addition, corporate and other general and administrative expenses decreased $37.2 million, primarily due to a credit of $27.7 million for the net proceeds of a derivative action settlement recognized during the three months ended June 30, 2020. These decreases were partially offset by an increase of $23.3 million of general and administrative expenses from Encore Boston Harbor due to the opening of the property in June 2019.
Provision for credit losses increased primarily due to increases of $6.4 million, $12.0 million and $5.6 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The increases were primarily due to the impact of historical collection patterns and expectations of current and future collection trends in light of the COVID-19 pandemic, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.
For the three months ended June 30, 2020, pre-opening expenses totaled $2.2 million, which primarily related to restaurant remodels at our Las Vegas Operations. For the three months ended June 30, 2019, pre-opening expenses totaled $69.9 million, which primarily related to the development of Encore Boston Harbor.
Depreciation and amortization increased primarily due to additional depreciation expense of $36.9 million associated with the opening of Encore Boston Harbor in June 2019.
Our property charges and other expenses for the quarter ended June 30, 2020 consisted primarily of asset disposals, abandonments and retirements of $3.6 million and $1.0 million at Encore Boston Harbor and Wynn Palace, respectively.
Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$133,218	$117,276	$15,942	13.6
Capitalized interest	—	(24,127)	(24,127)	(100.0)
	$133,218	$93,149	$40,069	43.0

Weighted average total debt balance	$12,143,644	$9,204,417
Weighted average interest rate	4.38%	5.08%
Interest costs increased due to an increase in the weighted average debt balance, partially offset by a decrease in the weighted average interest rate. Capitalized interest decreased due to the completion of Encore Boston Harbor construction activities on June 23, 2019.

Other non-operating income and expenses

We incurred a foreign currency remeasurement gain of $2.2 million and $11.7 million for the three months ended June 30, 2020 and 2019, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a loss of $3.3 million and $3.3 million for the three months ended June 30, 2020 and 2019, respectively, from change in derivatives fair value.

Income taxes

We recorded an income tax expense of $80.9 million and an income tax benefit of $2.0 million for the three months ended June 30, 2020 and 2019, respectively. The 2020 income tax expense primarily related to the increase in the valuation allowances for U.S foreign tax credits and U.S. loss carryforwards. The 2019 income tax benefit primarily related to the decrease in the valuation allowance for U.S foreign tax credits.

Net income (loss) attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $97.3 million for the three months ended June 30, 2020, compared to net income of $47.7 million for the same period of 2019. These amounts are primarily related to the noncontrolling interests' share of net income (loss) from WML.

Financial results for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Operating revenues

The following table presents our operating revenues (in thousands):

	Six Months Ended June 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$268,231	$1,355,538	$(1,087,307)	(80.2)
Wynn Macau	241,377	1,070,365	(828,988)	(77.4)
Total Macau Operations	509,608	2,425,903	(1,916,295)	(79.0)
Las Vegas Operations	388,710	865,175	(476,465)	(55.1)
Encore Boston Harbor (1)	141,096	18,800	122,296	650.5
	$1,039,414	$3,309,878	$(2,270,464)	(68.6)
(1) Encore Boston commenced operations on June 23, 2019.

The following table presents casino and non-casino operating revenues (in thousands):

	Six Months Ended June 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$580,202	$2,327,604	$(1,747,402)	(75.1)
Non-casino revenues:
Rooms	170,096	390,077	(219,981)	(56.4)
Food and beverage	173,421	391,241	(217,820)	(55.7)
Entertainment, retail and other	115,695	200,956	(85,261)	(42.4)
Total non-casino revenues	459,212	982,274	(523,062)	(53.3)
	$1,039,414	$3,309,878	$(2,270,464)	(68.6)

Casino revenues for the six months ended June 30, 2020 were 55.8% of operating revenues, compared to 70.3% for the same period of 2019. Non-casino revenues for the six months ended June 30, 2020 were 44.2% of operating revenues, compared to 29.7% for the same period of 2019.

Casino revenues

Casino revenues decreased primarily due to the adverse effects of the COVID-19 pandemic, including the closure of our casino operations in Macau for a 15-day period in February and their subsequent reopening on a reduced basis, and the closure of our Las Vegas Operations from March 17, 2020 until June 4, 2020. Encore Boston Harbor closed to the public on March 15, 2020, and remained closed through the second quarter. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Six Months Ended June 30,
	2020	2019	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$196,148	$1,151,720	$(955,572)	(83.0)
VIP:
Average number of table games	95	112	(17)	(15.2)
VIP turnover	$6,512,279	$26,015,909	$(19,503,630)	(75.0)
VIP table games win	$109,763	$897,592	$(787,829)	(87.8)
VIP win as a % of turnover	1.69%	3.45%	(1.76)
Table games win per unit per day	$6,865	$44,464	$(37,599)	(84.6)
Mass market:
Average number of table games	201	212	(11)	(5.2)
Table drop	$497,252	$2,571,076	$(2,073,824)	(80.7)
Table games win	$137,882	$612,320	$(474,438)	(77.5)
Table games win %	27.7%	23.8%	3.9
Table games win per unit per day	$4,075	$15,929	$(11,854)	(74.4)
Average number of slot machines	596	1,095	(499)	(45.6)
Slot machine handle	$464,129	$1,912,890	$(1,448,761)	(75.7)
Slot machine win	$20,800	$94,968	$(74,168)	(78.1)
Slot machine win per unit per day	$208	$479	$(271)	(56.6)
Wynn Macau:
Total casino revenues	$186,604	$931,446	$(744,842)	(80.0)
VIP:
Average number of table games	86	111	(25)	(22.5)
VIP turnover	$3,571,290	$19,469,660	$(15,898,370)	(81.7)
VIP table games win	$110,464	$601,107	$(490,643)	(81.6)
VIP win as a % of turnover	3.09%	3.09%	—
Table games win per unit per day	$7,623	$29,824	$(22,201)	(74.4)
Mass market:
Average number of table games	208	206	2	1.0
Table drop	$619,052	$2,699,128	$(2,080,076)	(77.1)
Table games win	$121,333	$543,669	$(422,336)	(77.7)
Table games win %	19.6%	20.1%	(0.5)
Table games win per unit per day	$3,472	$14,608	$(11,136)	(76.2)
Average number of slot machines	529	827	(298)	(36.0)
Slot machine handle	$428,549	$1,720,151	$(1,291,602)	(75.1)
Slot machine win	$15,921	$80,709	$(64,788)	(80.3)
Slot machine win per unit per day	$179	$539	$(360)	(66.8)
Poker rake	$2,083	$10,426	$(8,343)	(80.0)

	Six Months Ended June 30,
	2020	2019	Increase/(Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$95,660	$231,437	$(135,777)	(58.7)
Average number of table games	233	238	(5)	(2.1)
Table drop	$505,806	$844,839	$(339,033)	(40.1)
Table games win	$100,584	$237,765	$(137,181)	(57.7)
Table games win %	19.9%	28.1%	(8.2)
Table games win per unit per day	$4,152	$5,517	$(1,365)	(24.7)
Average number of slot machines	1,762	1,798	(36)	(2.0)
Slot machine handle	$911,226	$1,600,949	$(689,723)	(43.1)
Slot machine win	$64,197	$109,672	$(45,475)	(41.5)
Slot machine win per unit per day	$350	$337	$13	3.9
Poker rake	$2,175	$6,579	$(4,404)	(66.9)
Encore Boston Harbor (1):
Total casino revenues	$101,790	$13,001	$88,789	—
Average number of table games	160	—	160	—
Table drop	$275,631	$—	$275,631	—
Table games win	$57,286	$—	$57,286	—
Table games win %	20.8%	—%	20.8
Table games win per unit per day	$4,826	$—	$4,826	—
Average number of slot machines	2,837	—	2,837	—
Slot machine handle	$767,739	$—	$767,739	—
Slot machine win	$59,448	$—	$59,448	—
Slot machine win per unit per day	$283	$—	$283	—
Poker rake	$5,105	$—	$5,105	—
(1) Encore Boston Harbor opened on June 23, 2019. The results of the eight days of its operations during the second quarter of 2019 are not considered material to our consolidated results of operations for the six months ended June 30, 2019. Accordingly, Encore Boston Harbor key operating measures for the six months ended June 30, 2019 have been omitted from the table.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Six Months Ended June 30,
	2020	2019	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$22,141	$86,498	$(64,357)	(74.4)
Occupancy	23.5%	97.3%	(73.8)
ADR	$298	$268	$30	11.2
REVPAR	$70	$261	$(191)	(73.2)
Wynn Macau:
Total room revenues (dollars in thousands)	$18,542	$55,331	$(36,789)	(66.5)
Occupancy	28.4%	99.1%	(70.7)
ADR	$324	$285	$39	13.5
REVPAR	$92	$283	$(191)	(67.5)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$118,458	$246,644	$(128,186)	(52.0)
Occupancy	70.6%	86.3%	(15.7)
ADR	$350	$335	$15	4.5
REVPAR	$247	$290	$(43)	(14.8)
Encore Boston Harbor (1):
Total room revenues (dollars in thousands)	$10,955	$1,605	$9,350	—
Occupancy	75.8%	—%	75.8
ADR	$292	$—	$292	—
REVPAR	$222	$—	$222	—
(1) Encore Boston Harbor opened on June 23, 2019. The results of the eight days of its operations during the second quarter of 2019 are not considered material to our consolidated results of operations for the six months ended June 30, 2019. Accordingly, Encore Boston Harbor key operating measures for the six months ended June 30, 2019 have been omitted from the table.

Room revenues decreased $220.0 million, primarily due to lower occupancy at Wynn Palace and Wynn Macau and the closure of our Las Vegas Operations resulting from the adverse effects of the COVID-19 pandemic. Room revenues from Encore Boston Harbor were $11.0 million.

Food and beverage revenues decreased $217.8 million, primarily due to decreased covers at our restaurants at our Macau Operations and closure of our Las Vegas Operations resulting from the adverse effects of the COVID-19 pandemic. Food and beverage revenues from Encore Boston Harbor were $20.6 million.

Entertainment, retail and other revenues decreased $85.3 million, primarily due to a decrease in visitation to our Macau Operations and closure of our Las Vegas Operations resulting from the adverse effects of the COVID-19 pandemic. Entertainment, retail and other revenues from Encore Boston Harbor were $7.7 million.

Operating expenses

The table below presents operating expenses (in thousands):

	Six Months Ended June 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$573,828	$1,475,058	$(901,230)	(61.1)
Rooms	103,847	129,854	(26,007)	(20.0)
Food and beverage	237,799	330,841	(93,042)	(28.1)
Entertainment, retail and other	62,453	87,558	(25,105)	(28.7)
General and administrative	386,409	419,546	(33,137)	(7.9)
Provision for credit losses	48,960	9,003	39,957	443.8
Pre-opening	4,737	97,596	(92,859)	(95.1)
Depreciation and amortization	358,012	276,826	81,186	29.3
Property charges and other	33,796	9,704	24,092	248.3
Total operating expenses	$1,809,841	$2,835,986	$(1,026,145)	(36.2)

Total operating expenses decreased $1.03 billion compared to the six months ended June 30, 2019, primarily due to decreased expenses related to the impact of the COVID-19 pandemic on our resorts, partially offset by increased operating expenses following the opening of Encore Boston Harbor in June 2019.

Casino expenses decreased $547.4 million, $407.7 million, and $19.2 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These decreases were primarily due to reductions in gaming tax expense commensurate with the declines in casino revenues at each property resulting from the effects of the COVID-19 pandemic, and were partially offset by increased casino expenses of $73.1 million from Encore Boston Harbor.

Room expenses decreased $25.2 million, $9.4 million. and $2.6 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The decreases were primarily a result of lower operating costs related to the decline in occupancy at each property resulting from the effects of the COVID-19 pandemic, and were partially offset by increased room expenses of $11.3 million from Encore Boston Harbor.

Food and beverage expenses decreased $87.6 million, $24.4 million, and $10.2 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The decreases were primarily a result of lower operating costs related to the declines in food and beverage revenues at each property resulting from the effects of the COVID-19 pandemic, and were partially offset by increased food and beverage expenses of $29.1 million at Encore Boston Harbor.

Entertainment, retail and other expenses decreased primarily due to decreases of $17.3 million, $9.8 million and $4.6 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The decreases were primarily a result of lower operating costs related to the declines in entertainment, retail and other revenues at each property resulting from the effects of the COVID-19 pandemic, and were partially offset by increased entertainment, retail and other expenses of $6.6 million at Encore Boston Harbor.

General and administrative expenses decreased primarily due to decreases of $18.9 million and $7.6 million at Wynn Palace and Wynn Macau, respectively. These decreases were primarily attributable to the effects of the COVID-19 pandemic. In addition, corporate and other general and administrative expenses decreased $74.0 million, primarily due to a credit of $27.7 million for the net proceeds of a derivative action settlement recognized during the three months ended June 30, 2020, and a fine of $35.0 million assessed by the Massachusetts Gaming Commission which was incurred during the three months ended March 31, 2019. These decreases were partially offset by an increase of $68.9 million of general and administrative expenses from Encore Boston Harbor due to the opening of the property in June 2019.

The provision for credit losses increased $18.0 million, $13.8 million and $6.5 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The increases were primarily due to the impact of historical collection patterns and expectations of current and future collection trends in light of the COVID-19 pandemic, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.

For the six months ended June 30, 2020, pre-opening expenses totaled $4.7 million, which primarily related to restaurant remodels at our Las Vegas Operations. For the six months ended June 30, 2019, pre-opening expenses totaled $97.6 million, which primarily related to the development of Encore Boston Harbor.

Depreciation and amortization increased primarily due to additional depreciation expense of $73.8 million associated with the opening of Encore Boston Harbor and an increase of $6.8 million at our Las Vegas Operations associated with the opening of the meeting and convention expansion in February 2020.

Our property charges and other expenses for the six months ended June 30, 2020 consisted primarily of asset disposals, abandonments and retirements of $23.3 million and $3.9 million at Wynn Palace and Encore Boston Harbor, respectively.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Six Months Ended June 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$263,297	$233,174	$30,123	12.9
Capitalized interest	(1,252)	(46,845)	(45,593)	(97.3)
	$262,045	$186,329	$75,716	40.6

Weighted average total debt balance	$11,496,999	$9,209,480
Weighted average interest rate	4.57%	5.05%

Interest costs increased due to an increase in the weighted average debt balance, partially offset by a decrease in the weighted average interest rate. Capitalized interest decreased due to the completion of Encore Boston Harbor construction activities on June 23, 2019.

Other non-operating income and expenses

We incurred a foreign currency remeasurement gain of $12.6 million and $5.4 million for the six months ended June 30, 2020 and 2019, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.
We recorded a loss of $19.0 million and $4.8 million for the six months ended June 30, 2020 and 2019, respectively, from change in derivatives fair value.

Income taxes

We recorded an income tax expense of $156.7 million and an income tax benefit of $0.3 million for the six months ended June 30, 2020 and 2019, respectively. The 2020 income tax expense primarily related to the increase in the valuation allowances for U.S foreign tax credits and U.S. loss carryforwards. The 2019 income tax benefit primarily related to the decrease in the valuation allowance for U.S foreign tax credits.

Net income (loss) attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $145.5 million for the six months ended June 30, 2020, compared to net income of $102.5 million for the same period of 2019. These amounts are primarily related to the noncontrolling interests' share of net income (loss) from WML.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Increase/ (Decrease)	Percent Change	2020	2019	Increase/ (Decrease)	Percent Change
Wynn Palace	$(110,908)	$167,165	$(278,073)	(166.3)	$(100,732)	$389,751	$(490,483)	(125.8)
Wynn Macau	(82,646)	175,873	(258,519)	(147.0)	(63,438)	339,762	(403,200)	(118.7)
Las Vegas Operations	(75,564)	137,399	(212,963)	(155.0)	(97,641)	245,701	(343,342)	(139.7)
Encore Boston Harbor (1)	(53,779)	146	(53,925)	NM	(66,415)	146	(66,561)	NM
(1) Encore Boston Harbor opened on June 23, 2019.
NM - Not meaningful.

Adjusted Property EBITDA at Wynn Palace decreased $278.1 million and $490.5 million for the three and six months ended June 30, 2020, respectively, primarily due to a decline in operating revenues precipitated by the adverse effects of the COVID-19 pandemic during the three and six months ended June 30, 2020, which include the closure of our casino operations in Macau for a 15-day period and their subsequent reopening on a reduced basis.
Adjusted Property EBITDA at Wynn Macau decreased $258.5 million and $403.2 million for the three and six months ended June 30, 2020, respectively, primarily due to a decline in operating revenues precipitated by the adverse effects of the COVID-19 pandemic during the three and six months ended June 30, 2020, which include the closure of our casino operations in Macau for a 15-day period and their subsequent reopening on a reduced basis.
Adjusted Property EBITDA decreased $213.0 million and $343.3 million at our Las Vegas Operations, primarily due to the adverse effects of the COVID-19 pandemic during the three and six months ended June 30, 2020, including the closure of our Las Vegas Operations on March 17, 2020 for a 79-day period and their subsequent reopening on a reduced basis.
Adjusted Property EBITDA from Encore Boston Harbor for the three and six months ended June 30, 2020 was $(53.8) million and $(66.4) million, respectively. Encore Boston Harbor closed to the public on March 15, 2020, and remained closed through the second quarter.
Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Six Months Ended June 30,
Cash Flows - Summary	2020	2019
Net cash (used in) provided by operating activities	$(607,987)	$509,444
Net cash used in investing activities:
Capital expenditures, net of construction payables and retention	(191,682)	(636,002)
Purchase of intangible and other assets	—	(1,000)
Proceeds from sale of assets and other	3,733	441
Net cash used in investing activities	(187,949)	(636,561)

Net cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	2,894,134	324,754
Repayments of long-term debt	(527,535)	(603,857)
Repurchase of common stock	(8,437)	(35,632)
Finance lease payment	(74)	—
Proceeds from exercise of stock options	70	12,545
Dividends paid	(108,074)	(270,490)
Distribution to noncontrolling interest	(998)	(2,727)
Payments for financing costs	(13,196)	(10,488)
Net cash provided by (used) in financing activities	2,235,890	(585,895)

Effect of exchange rate on cash, cash equivalents and restricted cash	4,341	56
Increase (decrease) in cash, cash equivalents and restricted cash	$1,444,295	$(712,956)

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

During the six months ended June 30, 2020, the decrease in net cash provided by operations was primarily due to the adverse effects of the COVID-19 pandemic on the results of our operations. During the six months ended June 30, 2019, the increase in net cash provided by operations was primarily driven by an increase in net income.

Investing Activities

Our investing activities primarily consist of project capital expenditures, such as the construction of Encore Boston Harbor, which opened in June 2019, and the construction of the meeting and convention expansion at Wynn Las Vegas, which opened in February 2020, as well as maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties. In light of the unprecedented COVID-19 pandemic and our focus on safeguarding the Company's operations and the well-being of our employees, we expect to temporarily postpone major project capital expenditures for the remainder of fiscal year 2020, including the Wynn Tower room remodel at Wynn Las Vegas. We will be continuously monitoring the situation and conditions in the markets in which we operate, and will resume such project capital expenditures when conditions have stabilized.

During the six months ended June 30, 2020, we incurred capital expenditures of $48.1 million at Encore Boston Harbor primarily for the payment of construction retention and other payables related to its construction, $57.5 million at our Las Vegas Operations for restaurant remodels and maintenance capital expenditures, $23.1 million for the construction of the additional meeting and convention space at Wynn Las Vegas, and $27.5 million and $32.5 million at Wynn Palace and Wynn Macau, respectively, primarily related to maintenance capital expenditures.

During the six months ended June 30, 2019, we incurred capital expenditures of $335.9 million related to the construction of Encore Boston Harbor and $106.8 million related to the construction of the additional meeting and convention space at Wynn Las Vegas and the reconfiguration of the Wynn Las Vegas golf course.

Financing Activities

During the six months ended June 30, 2020, we issued $750.0 million aggregate principal amount of WML 5 1/2% Senior Notes due 2026, issued $600.0 million aggregate principal amount of WRF 7 3/4% Senior Notes due 2025, borrowed $376.0 million, net of amounts repaid, under the Wynn Macau Revolver, borrowed $816.0 million under the WRF Revolver, prepaid $150.2 million of outstanding principal owed under the Wynn Macau Term Loan, and made quarterly amortization payments under the WRF Term Loan totaling $25.0 million. In addition, we used cash of $108.1 million for the payment of dividends.

During the six months ended June 30, 2019, we repaid $523.7 million, net of amounts borrowed, on the Wynn Macau Senior Revolving Credit Facility, borrowed an additional $250.0 million term loan under the Wynn Resorts Term Loan, and used cash of $270.5 million for the payment of dividends.

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

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity under the Company as of June 30, 2020 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Resorts (Macau) S.A. and subsidiaries	$734,640	$24,066
Wynn Macau, Limited and subsidiaries (1)	1,698,726	—
Wynn Resorts Finance, LLC (2)	403,378	15,950
Wynn Resorts, Limited and other	960,996	—
Total cash and cash equivalents	$3,797,740	$40,016
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

The Wynn Macau Credit Facilities contain customary negative and financial covenants, including, but not limited to, leverage ratio and interest coverage ratio tests (as defined in the Wynn Macau Credit Facilities) that could restrict its ability to make distributions to WML and incur additional indebtedness. Wynn Macau SA is required to maintain a leverage ratio of not greater than 4.00 to 1 and an interest coverage ratio of not less than 2.00 to 1. Wynn Macau SA complied with these ratios for the three months ended June 30, 2020.

Wynn Macau, Limited and subsidiaries. Wynn Macau, Limited ("WML") primarily generates cash through distributions from Wynn Macau SA. We expect to use WML's cash to service our existing WML Notes, pay dividends to shareholders of WML (of which we own approximately 72%), and fund working capital requirements at WML.

The board of directors of WML concluded not to recommend the payment of a dividend with respect to the year ended December 31, 2019, in light of the unprecedented COVID-19 pandemic and our focus on safeguarding the Company's Macau Operations and the well-being of our employees. The WML board of directors will be continuously monitoring the situation and market conditions in Macau and Greater China and may consider a special dividend in the future when such conditions have stabilized.

On June 19, 2020, WML issued $750.0 million aggregate principal amount of 5 1/2% Senior Notes due 2026 (the "2026 WML Notes") pursuant to an indenture (the "2026 Indenture"). The 2026 WML Notes were issued at par. WML plans to use the net proceeds from the offering for general corporate purposes until our business recovers from the effects of the COVID-19 Pandemic, and then to facilitate the repayment of a portion of the amounts outstanding under the Wynn Macau Credit Facilities.

If our portion of our cash and cash equivalents were repatriated to the U.S. on June 30, 2020, it would be subject to minimal U.S. taxes in the year of repatriation.

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

In April 2020, WRF and its subsidiary, Wynn Resorts Capital Corp. (collectively with WRF, the "WRF Issuers"), each an indirect wholly-owned subsidiary of the Company, issued $600 million aggregate principal amount of 7 3/4% Senior Notes due 2025 (the "2025 WRF Notes") pursuant to an indenture (the "2025 Indenture") among the WRF Issuers, the guarantors party thereto and U.S. Bank National Association, as trustee (the "Trustee"), in a private offering. The 2025 WRF Notes were issued at par. WRF plans to use the net proceeds from the offering for general corporate purposes and to pay related fees and expenses.

In April 2020, WRF and certain of its subsidiaries entered into an amendment (the "WRF Credit Agreement Amendment") to its existing credit agreement (the "WRF Credit Agreement"). The WRF Credit Agreement Amendment provides for a financial covenant relief period through April 1, 2021, during which the existing consolidated first lien net leverage ratio financial covenant is replaced by a requirement for WRF to maintain minimum liquidity of at least $300.0 million at all times. Following the financial covenant relief period, WRF is subject to a financial covenant increase period beginning on the first day after the expiration of the financial covenant relief period and ending on the first day of the fourth fiscal quarter after the expiration of the financial covenant relief period, during which WRF must maintain a consolidated first lien net leverage ratio no greater than 4.50 to 1 during the first quarter of the financial covenant increase period, no greater than 4.25 to 1 for the second fiscal quarter, no greater than 4.00 to 1 for the third fiscal quarter, and no greater than 3.75 to 1 for the fourth fiscal quarter of the financial covenant increase period and for each subsequent fiscal quarter thereafter. The WRF Credit Agreement Amendment also adds certain restrictions on restricted payments during the financial covenant relief period and the financial covenant increase period.

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

On May 5, 2020, certain subsidiaries of the Retail Joint Venture entered into an amendment to the existing retail term loan agreement to temporarily suspend the requirement to maintain certain financial ratios to avoid triggering excess cash sweep provisions from the first quarter of 2020 through the fourth quarter of 2021.

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

Our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of June 30, 2020, we had $800.1 million in repurchase authority remaining under the program.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for an interest rate collar associated with our Retail Term Loan. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of June 30, 2020, we had outstanding letters of credit totaling $18.1 million.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to these policies for the six months ended June 30, 2020.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—"Risk Factors" and other factors we describe from time to time in our periodic filings with the SEC, such as:

•the duration and severity of the COVID-19 pandemic, the adverse effects of the COVID-19 pandemic, including government-mandated property closures, travel restrictions or social distancing or quarantine measures, the macroeconomic conditions during and after the COVID-19 pandemic, including potential higher unemployment rates, declines in income levels and loss of personal wealth resulting from the COVID-19 pandemic and its impact on consumer behavior related to discretionary spending and traveling;
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

Interest Rate Sensitivity

As of June 30, 2020, approximately 59% of our long-term debt was based on fixed rates. Based on our borrowings as of June 30, 2020, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $52.8 million.

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

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of our Wynn Macau, Limited debt is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of June 30, 2020, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $27.1 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to those risk factors during the six months ended June 30, 2020 other than the risk factor described below:

The outbreak of the novel coronavirus COVID-19 ("COVID-19") has had and will likely continue to have an adverse effect on our business, operations, financial condition and operating results, and the ability of our subsidiaries to pay dividends and distributions.

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified and has spread around the world including the United States. Currently, there are no fully effective vaccines or treatments and there can be no assurance that an effective vaccine or treatment will be developed. The spread of COVID-19 and the recent developments surrounding the global pandemic are currently having negative impacts on all aspects of our business.

The current, and uncertain future, impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel (including to and from our properties), is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, cash flows and liquidity.

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

Furthermore, in response to and as part of a continuing effort to reduce the spread of COVID-19, we temporarily closed all operations at Wynn Las Vegas and at Encore Boston Harbor, and they remained closed until authorized to re-open under U.S. and state government directives, on June 4, 2020 and July 12, 2020, respectively. Since reopening, we have implemented certain COVID-19 specific protective measures at each location, such as limiting the number of seats per table game, slot machine spacing, temperature checks, and mask protection. In addition, we have been, and will continue to be further, negatively impacted by related developments, including heightened governmental regulations and travel advisories, including recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, the casino resort industry.

Our casino operations in Macau were closed for a 15-day period in February 2020 and resumed operations on a reduced basis on February 20, 2020. On March 20, 2020, our casinos’ operations were fully restored; however certain COVID-19 specific protective measures, such as various traveler quarantines, limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, COVID-19 negative test results requirements for entry to gaming areas, and health declarations remain in effect at the present time. Visitation to Macau has significantly decreased since the outbreak of COVID-19, driven by the pandemic’s strong deterrent effect on travel and social activities, the Chinese government’s suspension of many of its visa and group tour schemes that allow mainland Chinese residents to travel to Macau, various quarantine measures in Macau and elsewhere, travel and entry restrictions and conditions in Macau, Hong Kong, Taiwan, and mainland China, and the suspension of ferry services to Macau from Hong Kong and mainland China and other modes of transportation within Macau. Regionally, bans on entry, testing requirements, and enhanced quarantine requirements depending on the person’s residency and their recent travel history, for any Macau residents, PRC citizens, Hong Kong residents, and Taiwan residents attempting to enter Macau are drastically impacting visitation. Persons who are not residents of the Greater China area are barred from entry to Macau at this time.

While most of the foregoing travel restrictions and quarantine and testing requirements continue to weigh on visitation to Macau, beginning in June 2020 certain of these restrictions are being eased as certain regions gradually recover from the COVID-19 pandemic. In July 2020, Guangdong Province, a Chinese province adjacent to Macau, eased certain quarantine requirements for those traveling between Guangdong Province and Macau, subject to certain testing requirements and health declarations. Quarantine requirements for those traveling between Hong Kong and Macau have been announced to remain effective until at least September 7, 2020, at which time they may be lifted. In the initial phase of opening travel channels between Macau and other regions, it is expected that all visitors seeking entry to Macau will need to test negative for COVID-19 before entering Macau. Although Mainland China and Macau have recently announced several policies or changes to policies which relax certain visa issuance, border control and quarantine requirements, stringent health declarations, testing and other procedures remain in place and the Individual Visitor Scheme ("IVS") has yet to restart, which prior to its suspension by the PRC government due to COVID-19 travel restrictions, permitted individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes. We are currently unable to determine when these measures will be lifted from additional regions and cities throughout China and lifted measures may be reintroduced if there are adverse developments in the COVID-19 situation in Macau and other regions with access to Macau.

Until the IVS resumes, we do not expect business volumes to materially improve. We cannot predict when the IVS will resume or which PRC cities will resume issuance of IVS travel permits.

Although all our properties are currently open, we cannot predict whether future closures would be appropriate or could be mandated. For instance, a confirmed COVID-19 case being found in the casinos in future could result in all casino operations in Macau, including those of Wynn Palace and Wynn Macau, being suspended by the Macau government.

We cannot predict the effects of the conditions upon which we have been permitted by governmental authorities to reopen our operations. Moreover, even once travel advisories and restrictions are lifted, demand for casino resorts may remain weak for a significant length of time and we cannot predict if and when our properties will return to pre-outbreak demand or pricing. In particular, consumer behavior related to discretionary spending and traveling, including demand for casino resorts, may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of the COVID-19 pandemic. In addition, we cannot predict the impact that the COVID-19 pandemic will have on our partners, such as tenants, travel agencies, suppliers and other vendors. We may be adversely impacted as a result of the adverse impact that our partners suffer.

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

In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 could cause a global recession or depression, which would have a further adverse impact on our financial condition and operations. Current economic forecasts for significant increases in unemployment in the U.S. and other regions due to the adoption of social distancing and other policies to slow the spread of the virus is likely to have a negative impact on demand for casino resorts, and these impacts could exist for an extensive period of time.

The extent of the effects of the outbreak on our business and the casino resort industry at large is highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the pandemic, the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume.

The COVID-19 pandemic has had and will continue to have an adverse effect on our results of operations and the ability of our subsidiaries to pay dividends and distributions. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, the impact on our results of operations, cash flows, and financial condition in 2020 and potentially thereafter will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 pandemic will end, when or if our properties will return to pre-pandemic demand and pricing, when or how quickly the current travel restrictions will be eased and the resulting impact on our business and operations.

To the extent the COVID-19 pandemic adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks related to our business, including, but not limited to, those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases in satisfaction of tax withholding obligations on vested restricted stock during the quarter ended June 30, 2020:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
April 30, 2020	343	$82.01	$28
May 31, 2020	4,344	$86.28	$375
June 30, 2020	32,376	$76.90	$2,490

None of the foregoing repurchases that occurred during the three months ended June 30, 2020 were part of the Company's publicly announced repurchase program. As of June 30, 2020, we had $800.1 million in repurchase authority under the program.

Item 5. Other Information

None.

Item 6. Exhibits
(a)Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.).
3.2	Ninth Amended and Restated Bylaws of the Registrant. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 28, 2020.).
*4.1	Indenture, dated as of June 17, 2020, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, related to senior notes due 2026.
*10.1
First Amendment to Term Loan Agreement, dated as of May 5, 2020, by and among Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC, as borrowers, United Overseas Bank Limited, New York Agency, as administrative agent, and the lenders party thereto.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 19 U.S.C. Section 1350.
101	The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019; (iv) the Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2020 and 2019; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

Wynn Resorts, Limited agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*  Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: August 6, 2020	By:	/s/ Craig S. Billings
Craig S. Billings
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)