Form 10-Q
period 2020-09-30
WYNN RESORTS LTD
filed 2020-11-09
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2020
Common stock, par value $0.01	107,870,602

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,554,895	$2,351,904
Accounts receivable, net of allowance for credit losses of $98,989 and $39,317	178,826	346,429
Inventories	73,627	88,519
Prepaid expenses and other	62,129	69,485
Total current assets	3,869,477	2,856,337
Property and equipment, net	9,313,066	9,623,832
Restricted cash	4,849	6,388
Intangible assets, net	138,742	146,414
Operating lease assets	406,402	452,919
Deferred income taxes, net	—	562,262
Other assets	234,580	223,129
Total assets	$13,967,116	$13,871,281
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts and construction payables	$146,427	$262,437
Customer deposits	886,073	824,269
Gaming taxes payable	21,842	168,043
Accrued compensation and benefits	112,239	180,140
Accrued interest	144,025	73,136
Current portion of long-term debt	226,618	323,876
Other accrued liabilities	151,476	150,983
Total current liabilities	1,688,700	1,982,884
Long-term debt	12,562,972	10,079,983
Long-term operating lease liabilities	125,846	159,182
Other long-term liabilities	136,229	107,760
Total liabilities	14,513,747	12,329,809
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 123,443,352 and 122,837,930 shares issued; 107,872,298 and 107,363,943 shares outstanding, respectively	1,234	1,228
Treasury stock, at cost; 15,571,054 and 15,473,987 shares, respectively	(1,420,535)	(1,410,998)
Additional paid-in capital	2,554,443	2,512,676
Accumulated other comprehensive loss	(898)	(1,679)
Retained earnings (accumulated deficit)	(1,262,947)	641,818
Total Wynn Resorts, Limited stockholders' equity (deficit)	(128,703)	1,743,045
Noncontrolling interests	(417,928)	(201,573)
Total stockholders' equity (deficit)	(546,631)	1,541,472
Total liabilities and stockholders' equity (deficit)	$13,967,116	$13,871,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues:
Casino	$201,872	$1,108,364	$782,074	$3,435,968
Rooms	61,144	205,876	231,240	595,953
Food and beverage	76,586	228,508	250,007	619,749
Entertainment, retail and other	30,850	105,014	146,545	305,970
Total operating revenues	370,452	1,647,762	1,409,866	4,957,640
Operating expenses:
Casino	160,861	722,692	734,689	2,197,750
Rooms	35,940	75,188	139,787	205,042
Food and beverage	76,536	196,661	314,335	527,502
Entertainment, retail and other	13,370	42,078	75,823	129,636
General and administrative	160,896	246,442	547,305	665,988
Provision for credit losses	11,588	4,036	60,548	13,039
Pre-opening	877	1,616	5,614	99,212
Depreciation and amortization	183,486	172,998	541,498	449,824
Property charges and other	9,905	8,216	43,701	17,920
Total operating expenses	653,459	1,469,927	2,463,300	4,305,913
Operating income (loss)	(283,007)	177,835	(1,053,434)	651,727
Other income (expense):
Interest income	2,033	6,427	13,969	19,979
Interest expense, net of amounts capitalized	(145,142)	(114,652)	(407,187)	(300,981)
Change in derivatives fair value	4,675	(2,101)	(14,279)	(6,914)
Loss on extinguishment of debt	(3,139)	(12,196)	(4,601)	(12,196)
Other	412	(8,703)	12,980	(3,346)
Other income (expense), net	(141,161)	(131,225)	(399,118)	(303,458)
Income (loss) before income taxes	(424,168)	46,610	(1,452,552)	348,269
Provision for income taxes	(407,365)	(19,727)	(564,103)	(19,421)
Net income (loss)	(831,533)	26,883	(2,016,655)	328,848
Less: net (income) loss attributable to noncontrolling interests	73,391	(30,379)	218,912	(132,921)
Net income (loss) attributable to Wynn Resorts, Limited	$(758,142)	$(3,496)	$(1,797,743)	$195,927
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$(7.10)	$(0.03)	$(16.85)	$1.83
Diluted	$(7.10)	$(0.03)	$(16.85)	$1.83
Weighted average common shares outstanding:
Basic	106,783	106,707	106,720	106,791
Diluted	106,783	106,707	106,720	107,024
Dividends declared per common share	$—	$1.00	$—	$2.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(831,533)	$26,883	$(2,016,655)	$328,848
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	14	(989)	1,082	(1,039)
Total comprehensive income (loss)	(831,519)	25,894	(2,015,573)	327,809
Less: comprehensive (income) loss attributable to noncontrolling interests	73,387	(30,104)	218,611	(132,632)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$(758,132)	$(4,210)	$(1,796,962)	$195,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30, 2020
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total Wynn Resorts, Ltd. stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' equity (deficit)
Balances, July 1, 2020	107,869,865	$1,234	$(1,419,435)	$2,543,718	$(908)	$(505,090)	$619,519	$(345,321)	$274,198
Net loss	—	—	—	—	—	(758,142)	(758,142)	(73,391)	(831,533)
Currency translation adjustment	—	—	—	—	10	—	10	4	14
Issuance of restricted stock	182,087	2	—	(3)	—	—	(1)	—	(1)
Cancellation of restricted stock	(164,633)	(2)	—	2	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(15,021)	—	(1,100)	—	—	—	(1,100)	—	(1,100)
Cash dividends declared	—	—	—	—	—	285	285	15	300
Distribution to noncontrolling interest	—	—	—		—	—	—	(998)	(998)
Stock-based compensation	—	—	—	10,726	—	—	10,726	1,763	12,489
Balances, September 30, 2020	107,872,298	$1,234	$(1,420,535)	$2,554,443	$(898)	$(1,262,947)	$(128,703)	$(417,928)	$(546,631)

	For the Three Months Ended September 30, 2019
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, July 1, 2019	107,610,356	$1,228	$(1,379,644)	$2,498,316	$(1,986)	$932,907	$2,050,821	$(199,882)	$1,850,939
Net income (loss)	—	—	—	—	—	(3,496)	(3,496)	30,379	26,883
Currency translation adjustment	—	—	—	—	(714)	—	(714)	(275)	(989)
Exercise of stock options	36,000	—	—	2,151	—	—	2,151	—	2,151
Issuance of restricted stock	27,276	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(27,809)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(283,321)	—	(30,073)	—	—	—	(30,073)	—	(30,073)
Cash dividends declared	—	—	—	—	—	(107,341)	(107,341)	(82,949)	(190,290)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(998)	(998)
Stock-based compensation	—	—	—	7,403	—	—	7,403	853	8,256
Balances, September 30, 2019	107,362,502	$1,228	$(1,409,717)	$2,507,870	$(2,700)	$822,070	$1,918,751	$(252,872)	$1,665,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)
(in thousands, except share data)
(unaudited)

	For the Nine Months Ended September 30, 2020
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total Wynn Resorts, Ltd. stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' equity (deficit)
Balances, January 1, 2020	107,363,943	$1,228	$(1,410,998)	$2,512,676	$(1,679)	$641,818	$1,743,045	$(201,573)	$1,541,472
Net loss	—	—	—	—	—	(1,797,743)	(1,797,743)	(218,912)	(2,016,655)
Currency translation adjustment	—	—	—	—	781	—	781	301	1,082
Issuance of restricted stock	843,102	8	—	6,700	—	—	6,708	818	7,526
Cancellation of restricted stock	(237,680)	(2)	—	2	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(97,067)	—	(9,537)	—	—	—	(9,537)	141	(9,396)
Cash dividends declared	—	—	—	—	—	(107,022)	(107,022)	45	(106,977)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,996)	(1,996)
Stock-based compensation	—	—	—	35,065	—	—	35,065	3,248	38,313
Balances, September 30, 2020	107,872,298	$1,234	$(1,420,535)	$2,554,443	$(898)	$(1,262,947)	$(128,703)	$(417,928)	$(546,631)

	For the Nine Months Ended September 30, 2019
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2019	107,232,026	$1,221	$(1,344,012)	$2,457,079	$(1,950)	$921,785	$2,034,123	$(219,334)	$1,814,789
Net income	—	—	—	—	—	195,927	195,927	132,921	328,848
Currency translation adjustment	—	—	—	—	(750)	—	(750)	(289)	(1,039)
Exercise of stock options	293,690	3	—	14,693	—	—	14,696	—	14,696
Issuance of restricted stock	456,505	4	—	14,344	—	—	14,348	785	15,133
Cancellation of restricted stock	(39,649)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(580,070)	—	(65,705)	—	—	—	(65,705)	—	(65,705)
Cash dividends declared	—	—	—	—	—	(295,642)	(295,642)	(165,849)	(461,491)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(3,725)	(3,725)
Stock-based compensation	—	—	—	21,754	—	—	21,754	2,619	24,373
Balances, September 30, 2019	107,362,502	$1,228	$(1,409,717)	$2,507,870	$(2,700)	$822,070	$1,918,751	$(252,872)	$1,665,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,016,655)	$328,848
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	541,498	449,824
Deferred income taxes	562,262	16,838
Stock-based compensation expense	40,501	30,444
Amortization of debt issuance costs	21,770	22,171
Loss on extinguishment of debt	4,601	12,196
Provision for credit losses	60,548	13,039
Change in derivatives fair value	14,279	6,914
Property charges and other	30,721	21,238
Increase (decrease) in cash from changes in:
Receivables, net	105,879	(23,046)
Inventories, prepaid expenses and other	15,923	(17,380)
Customer deposits	45,852	2,355
Accounts payable and accrued expenses	(208,258)	(83,556)
Net cash (used in) provided by operating activities	(781,079)	779,885
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(261,093)	(878,335)
Purchase of intangible and other assets	—	(6,000)
Proceeds from sale of assets and other	3,733	592
Net cash used in investing activities	(257,360)	(883,743)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,919,377	2,549,072
Repayments of long-term debt	(1,540,609)	(2,443,367)
Repurchase of common stock	(9,537)	(65,705)
Finance lease payment	(2,194)	(36)
Proceeds from exercise of stock options	70	14,696
Dividends paid	(108,282)	(460,139)
Distribution to noncontrolling interest	(1,996)	(3,725)
Payments for financing costs	(20,350)	(22,359)
Net cash provided by (used in) financing activities	2,236,479	(431,563)
Effect of exchange rate on cash, cash equivalents and restricted cash	3,412	(1,610)
Cash, cash equivalents and restricted cash:
Increase (decrease) in cash, cash equivalents and restricted cash	1,201,452	(537,031)
Balance, beginning of period	2,358,292	2,219,323
Balance, end of period	$3,559,744	$1,682,292

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$313,696	$265,873
Liability settled with shares of common stock	$6,720	$15,134
Accounts and construction payables related to property and equipment	$85,585	$202,375
Other liabilities related to intangible assets	$12,880	$13,463
Finance lease liabilities arising from obtaining finance lease assets	$42,432	$1,413

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

In October 2020, Wynn Interactive, Ltd. ("Wynn Interactive") was formed through the merger of Wynn Resorts' digital gaming businesses and Wynn's strategic partner, BetBull Limited ("BetBull"). The merger was effected through a series of transactions which resulted in the Company contributing to BetBull its interests in WSI US, LLC and Wynn Social Gaming, LLC, which operate Wynn's existing U.S. online sports betting and gaming business and social casino business, respectively. Following the merger, Wynn Resorts holds an approximately 71% interest in Wynn Interactive, which Wynn Resorts will consolidate.

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

Macau Operations

In response to the COVID-19 pandemic, the Macau government announced on February 4, 2020 the closure of all casino operations in Macau, including those at Wynn Palace and Wynn Macau, for a period of 15 days. On February 20, 2020, casino operations at Wynn Palace and Wynn Macau reopened on a reduced basis and have since been fully restored; however, certain COVID-19 specific protective measures, such as traveler quarantines and requirements for negative COVID-19 tests before entering Macau, limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, COVID-19 negative test results requirements for entry to gaming areas, and health declarations remain in effect at the present time.

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the pandemic's strong deterrent effect on travel and social activities, the suspension in late January 2020 of the Chinese government's visa and group tour schemes that allow mainland Chinese residents to travel to Macau, quarantine and testing measures in Macau and elsewhere, travel and entry requirements, restrictions, and bans in Macau, Hong Kong, Taiwan, and certain cities and regions in mainland China, and the suspension of ferry services to Macau from Hong Kong and mainland China and other modes of transportation within Macau. Regionally, bans on entry or enhanced quarantine requirements, depending on the person’s residency and their recent travel history, for any Macau residents, PRC citizens, Hong Kong residents and Taiwan residents attempting to enter Macau are drastically impacting visitation. Persons who are not residents of the Greater China area are barred from entry to Macau at this time, and quarantine requirements for those traveling between Hong Kong and Macau have been announced to remain effective until at least December 31, 2020, at which time they may be lifted.

While most of the foregoing travel restrictions and quarantine requirements continue to weigh on visitation to Macau, beginning in June 2020 certain of these restrictions have eased as certain regions gradually recover from the COVID-19 pandemic. In July 2020, Guangdong Province, a Chinese province adjacent to Macau, eased certain quarantine requirements for

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
those traveling between Guangdong Province and Macau, subject to certain testing requirements and health declarations. On September 23, 2020, mainland China authorities fully resumed the Individual Visit Scheme exit visa program, which, prior to its suspension by the PRC government due to COVID-19 travel restrictions, permitted individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes. Stringent health declarations, testing and other procedures remain in place, and all visitors seeking entry to Macau need to test negative for COVID-19 before entering Macau.

Las Vegas Operations and Encore Boston Harbor

Wynn Las Vegas closed on March 17, 2020, and reopened on June 4, 2020 with certain COVID-19 specific protective measures in place, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings. Beginning October 19, 2020, Encore at Wynn Las Vegas adjusted its operating schedule to five days/four nights each week due to currently reduced customer demand levels.

Encore Boston Harbor closed on March 15, 2020, and reopened on July 10, 2020 with certain COVID-19 specific protective measures in place, such as limiting the number of seats per table game, slot machine spacing, temperature checks, and mask protection. In addition, certain food and beverage outlets remain closed and hotel reservations were limited to Thursday through Sunday through the third quarter of 2020. On November 2, 2020, the Governor of Massachusetts issued a directive limiting the operating hours of certain businesses, including restaurants and casinos, effective November 6, 2020. Encore Boston Harbor has modified its hours of operation as a result of this directive. The Company is currently unable to determine when these measures will be lifted.

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

As of September 30, 2020, the Company had total cash and cash equivalents, excluding restricted cash, of $3.55 billion, and had access to $15.9 million of available borrowing capacity from the WRF Revolving Facility. In addition, the Company has suspended its dividend program and has postponed major project capital expenditures. Given the Company's liquidity position at September 30, 2020 and the steps the Company has taken as further described in Note 6, "Long-Term Debt," the Company believes it is able to support continuing operations and respond to the current COVID-19 pandemic challenges.

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the full fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $66.1 million and $543.9 million for the three months ended September 30, 2020 and 2019, respectively, and $332.5 million and $1.69 billion for the nine months ended September 30, 2020 and 2019, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash (1)	$2,518,812	$1,265,502
Cash equivalents (2)	1,036,083	1,086,402
Total cash and cash equivalents	3,554,895	2,351,904
Restricted cash (3)	4,849	6,388
Total cash, cash equivalents and restricted cash	$3,559,744	$2,358,292
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan.

Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Casino	$210,763	$304,137
Hotel	7,145	22,114
Other	59,907	59,495
	277,815	385,746
Less: allowance for credit losses	(98,989)	(39,317)
	$178,826	$346,429

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino receivables. As of September 30, 2020 and December 31, 2019, approximately 79.3% and 79.0%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which our customers reside could affect the collectability of such receivables. The Company believes the concentration of its credit risk in casino receivables is mitigated substantially by its credit investigation process, credit policies and collection procedures.

The Company’s allowance for casino credit losses was 45.8% and 12.4% of gross casino receivables as of September 30, 2020 and December 31, 2019, respectively. The increase in allowance for casino credit losses is primarily due to the impact of historical collection patterns and expectations of current and future collection trends in light of the COVID-19 pandemic, as well as the specific review of customer accounts. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the period (in thousands):

	September 30, 2020	September 30, 2019
Balance at beginning of year	$39,317	$32,694
Provision for credit losses	60,548	13,039
Write-offs	(1,233)	(12,833)
Recoveries of receivables previously written-off	228	—
Effect of exchange rate	129	(19)
Balance at end of period	$98,989	$32,881

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Buildings and improvements	$9,756,777	$9,367,241
Land and improvements	1,264,126	1,246,679
Furniture, fixtures and equipment	3,061,950	2,932,483
Airplanes	110,623	110,623
Construction in progress	127,140	477,333
	14,320,616	14,134,359
Less: accumulated depreciation	(5,007,550)	(4,510,527)
	$9,313,066	$9,623,832

Depreciation expense for the three months ended September 30, 2020 and 2019 was $177.3 million and $166.5 million, and depreciation expense for the nine months ended September 30, 2020 and 2019 was $522.4 million and $434.4 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Macau Related:
Wynn Macau Credit Facilities (1):
Wynn Macau Term Loan, due 2022 (2)	$1,306,974	$2,302,540
Wynn Macau Revolver, due 2022 (3)	751,073	350,232
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	—
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 5 5/8% Senior Notes, due 2028	600,000	—

U.S. and Corporate Related:
WRF Credit Facilities (4):
WRF Term Loan, due 2024	950,000	987,500
WRF Revolver, due 2024	816,000	—
WLV 4 1/4% Senior Notes, due 2023	500,000	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 3/4% Senior Notes, due 2025	600,000	—
Retail Term Loan, due 2025 (5)	615,000	615,000
	12,899,047	10,515,272
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(109,457)	(111,413)
	12,789,590	10,403,859
Less: Current portion of long-term debt	(226,618)	(323,876)
Total long-term debt, net of current portion	$12,562,972	$10,079,983

(1) The borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.50% to 2.25% per annum based on Wynn Resorts Macau S.A.’s leverage ratio.
(2) As of September 30, 2020, approximately $739.2 million and $567.8 million of the Wynn Macau Term Loan bore interest at a rate of LIBOR plus 2.125% per year and HIBOR plus 2.125% per year, respectively. As of September 30, 2020, the weighted average interest rate was approximately 2.42%.
(3) As of September 30, 2020, approximately $427.0 million and $324.1 million of the Wynn Macau Revolver bore interest at a rate of LIBOR plus 2.125% per year and HIBOR plus 2.125% per year, respectively. As of September 30, 2020, the weighted average interest rate was approximately 2.39%. As of September 30, 2020, the Company had no available borrowing capacity under the Wynn Macau Revolver.
(4) The WRF Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of September 30, 2020, the weighted average interest rate was approximately 1.90%. Additionally, as of September 30, 2020, the available borrowing capacity under the WRF Revolver was $15.9 million, net of $18.1 million in outstanding letters of credit.
(5) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of September 30, 2020, the effective interest rate was 2.70%.

WML Senior Notes Offering
On June 19, 2020, WML issued $750.0 million aggregate principal amount of 5 1/2% Senior Notes due 2026 (the "Existing 2026 WML Notes") pursuant to an indenture (the "2026 Indenture").
On August 26, 2020, WML issued additional $250.0 million aggregate principal amount of 5 1/2% Senior Notes due 2026 (the "Additional 2026 Notes," together with the Existing 2026 WML Notes, "2026 WML Notes") pursuant to the 2026 Indenture, and $600.0 million aggregate principal amount of 5 5/8% Senior Notes due 2028 (the "2028 WML Notes," together with the 2026 WML Notes, the “2026 and 2028 WML Notes”) pursuant to an indenture (the "2028 Indenture,” together with

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the 2026 Indenture, the “2026 and 2028 Indentures”). The Additional 2026 Notes have identical terms, other than the issue date and the issue price, to, rank equally with and form a part of a single class of securities with the Existing 2026 WML Notes.
The 2026 WML Notes will mature on January 15, 2026 and bear interest at the rate of 5 1/2% per annum payable in arrears semi-annually on January 15 and July 15 of each year, beginning on January 15, 2021. At any time prior to June 15, 2022, WML may use the net cash proceeds from certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2026 WML Notes at a redemption price equal to 105.500% of the aggregate principal amount of the 2026 WML Notes, plus accrued and unpaid interest, if any. At any time prior to June 15, 2022, WML may redeem the 2026 WML Notes in whole or in part at a redemption price equal to the greater of (a) 100% of the aggregate principal amount of the 2026 WML Notes to be redeemed, or (b) a make-whole amount as determined by an independent investment banker in accordance with the terms of the 2026 Indenture, in either case, plus accrued and unpaid interest.
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
The 2028 WML Notes will mature on August 26, 2028 and bear interest at the rate of 5 5/8% per annum payable in arrears semi-annually on February 26 and August 26 of each year, beginning on February 26, 2021. At any time prior to August 26, 2023, WML may use the net cash proceeds from certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2028 WML Notes at a redemption price equal to 105.625% of the aggregate principal amount of the 2028 WML Notes, plus accrued and unpaid interest, if any. At any time prior to August 26, 2023, WML may redeem the 2028 WML Notes in whole or in part at a redemption price equal to the greater of (a) 100% of the aggregate principal amount of the 2028 WML Notes to be redeemed, or (b) a make-whole amount as determined by an independent investment banker in accordance with the terms of the 2028 Indenture, in either case, plus accrued and unpaid interest.
In addition, on or after August 26, 2023, WML may redeem the 2028 WML Notes in whole or in part at a premium decreasing annually from 102.813% of the applicable principal amount to 100.000%, plus accrued and unpaid interest. If WML undergoes a Change of Control (as defined in the 2028 Indenture), it must offer to repurchase the 2028 WML Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. In addition, WML may redeem the 2028 WML Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, in response to any change in or amendment to certain tax laws or tax positions. Further, if a holder or beneficial owner of the 2028 WML Notes fails to meet certain requirements imposed by any Gaming Authority (as defined in the 2028 Indenture), WML may require the holder or beneficial owner to dispose of or redeem its 2028 WML Notes.
Upon the occurrence of (a) any event after which none of WML or any subsidiary of WML has the applicable gaming concessions or authorizations in Macau in substantially the same manner and scope as WML and its subsidiaries are entitled to at the date on which the 2026 and 2028 WML Notes are issued, for a period of 10 consecutive days or more, and such event has a material adverse effect on WML and its subsidiaries, taken as a whole; or (b) the termination or modification of any such concessions or authorizations which has a material adverse effect on WML and its subsidiaries, taken as a whole, each holder of the 2026 and 2028 WML Notes will have the right to require WML to repurchase all or any part of such holder’s 2026 and 2028 WML Notes at a purchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
The 2026 and 2028 WML Notes are WML’s general unsecured obligations and rank pari passu in right of payment with all of WML’s existing and future senior unsecured indebtedness; will rank senior to all of WML’s future subordinated indebtedness, if any; will be effectively subordinated to all of WML’s future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML’s subsidiaries, including WML’s existing credit facilities. The 2026 and 2028 WML Notes are not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the 2026 and 2028 WML Notes are subject to restrictions on transferability and resale.
The 2026 and 2028 Indentures contain covenants limiting WML’s (and certain of its subsidiaries’) ability to, among other things: merge or consolidate with another company; transfer or sell all or substantially all of its properties or assets; and

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
lease all or substantially all of its properties or assets. The terms of the 2026 and 2028 Indentures contain customary events of default, including, but not limited to: default for 30 days in the payment when due of interest on the 2026 and 2028 WML Notes; default in the payment when due of the principal of, or premium, if any, on the 2026 and 2028 WML Notes; failure to comply with any payment obligations relating to the repurchase by WML of the 2026 and 2028 WML Notes upon a change of control; failure to comply with certain covenants in the 2026 and 2028 Indentures; certain defaults on certain other indebtedness; failure to pay judgments against WML or certain subsidiaries that, in the aggregate, exceed $50 million; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency, all 2026 and 2028 WML Notes then outstanding will become due and payable immediately without further action or notice.
WML intends to use the net proceeds from the Existing 2026 WML Notes for general corporate purposes until WML's business recovers from the effects of the COVID-19 pandemic, and then to facilitate the repayment of a portion of the amounts outstanding under the Wynn Macau Credit Facilities. WML used the net proceeds from the Additional 2026 and 2028 WML Notes to facilitate the prepayment of term loans outstanding under the Wynn Macau Credit Facilities in September 2020. WML used a portion of the proceeds from the 2026 and 2028 WML Notes to pay related fees and expenses totaling $14.2 million, which was recorded as debt issuance costs within the Condensed Consolidated Balance Sheet.

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

Debt Covenant Compliance

As of September 30, 2020, management believes the Company was in compliance with all debt covenants.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of September 30, 2020 and December 31, 2019, was approximately $12.34 billion and $10.80 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $12.90 billion and $10.52 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 7 - Stockholders' Equity (Deficit)

Dividends

During the first quarter of 2020, the Company paid a cash dividend of $1.00 per share, and recorded $107.5 million as a reduction of retained earnings from cash dividends declared.

On May 6, 2020, the Company announced that it had suspended its quarterly dividend program due to the financial impact of the COVID-19 pandemic.

During the first, second, and third quarter of 2019, the Company paid cash dividends of $0.75, $1.00, and $1.00 per share, respectively, and recorded $80.7 million, $107.6 million, and $107.3 million, respectively, as a reduction of retained earnings from cash dividends declared.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 8 -    Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	September 30, 2020	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,036,083	$504,964	$531,119	—
Restricted cash	$4,849	$2,054	$2,795	—

Liabilities:
Interest rate collar	$18,127	—	$18,127	—

		Fair Value Measurements Using:
	December 31, 2019	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,086,402	—	$1,086,402	—
Restricted cash	$6,388	$2,048	$4,340	—

Liabilities:
Interest rate collar	$3,847	—	$3,847	—

Note 9 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	September 30, 2020	December 31, 2019	Increase (decrease)	September 30, 2019	December 31, 2018	Increase (decrease)
Casino outstanding chips and front money deposits (1)	$836,370	$769,053	$67,317	$907,598	$905,561	$2,037
Advance room deposits and ticket sales (2)	28,885	49,834	(20,949)	43,086	42,197	889
Other gaming-related liabilities (3)	6,212	13,970	(7,758)	9,297	12,694	(3,397)
Loyalty program and related liabilities (4)	23,362	21,148	2,214	22,918	18,148	4,770
	$894,829	$854,005	$40,824	$982,899	$978,600	$4,299
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 10 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Casino (1)	$2,496	$1,880	$4,796	$6,254
Rooms	403	296	1,098	737
Food and beverage	868	372	2,171	1,181
Entertainment, retail and other	102	9	259	115
General and administrative (2)	6,184	7,719	32,177	21,487
Pre-opening	—	—	—	670
Total stock-based compensation expense	10,053	10,276	40,501	30,444
Total stock-based compensation capitalized	659	81	1,362	228
Total stock-based compensation costs	$10,712	$10,357	$41,863	$30,672
(1) For the nine months ended September 30, 2020, reflects the reversal of $3.3 million of compensation cost previously recognized for awards forfeited in connection with the departure of an employee.
(2) For the nine months ended September 30, 2020, reflects compensation cost of $4.4 million recognized in connection with the vesting of restricted stock performance awards.

Note 11 - Income Taxes

The Company recorded an income tax expense of $407.4 million and $19.7 million for the three months ended September 30, 2020 and 2019, respectively, and an income tax expense of $564.1 million and $19.4 million for the nine months ended September 30, 2020 and 2019. The 2020 income tax expense primarily related to the increase in the valuation allowances for U.S foreign tax credits, U.S. loss carryforwards and other U.S. deferred tax assets. The 2019 income tax expense primarily related to the increase in the valuation allowance for U.S. foreign tax credits.

The Company records valuation allowances on certain of its U.S. and foreign deferred tax assets. During the third quarter of 2020, the Company concluded it could no longer rely on forecasted future taxable income in assessing a valuation allowance on its deferred tax assets. This conclusion was reached due to cumulative operating losses incurred by the Company and recent tax legislation that reduced future sources of taxable income. As of September 30, 2020, the Company now relies solely on the reversal of net taxable temporary differences in its establishment of a valuation allowance.

Wynn Macau SA received a five year exemption from Macau's 12% Complementary Tax on casino gaming profits through December 31, 2020. Accordingly, for the three months ended September 30, 2019, the Company was exempt from the payment of such taxes totaling $13.4 million. For the nine months ended September 30, 2019, the Company was exempt from the payment of such taxes totaling $56.0 million. For the three and nine months ended September 30, 2020, the Company did not have any casino gaming profits exempt from the Macau Complementary Tax. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited	$(758,142)	$(3,496)	$(1,797,743)	$195,927

Denominator:
Weighted average common shares outstanding	106,783	106,707	106,720	106,791
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	—	—	—	233
Weighted average common and common equivalent shares outstanding	106,783	106,707	106,720	107,024

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$(7.10)	$(0.03)	$(16.85)	$1.83
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$(7.10)	$(0.03)	$(16.85)	$1.83

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	1,104	850	1,104	379

Note 13 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Minimum rental income (1)	$(2,430)	$33,643	$57,293	$100,022
Contingent rental income	15,280	13,589	23,798	40,505
Total rental income	$12,850	$47,232	$81,091	$140,527
(1) For the three and nine months ended September 30, 2020, reflects the impact of rent concessions provided to tenants.

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

On November 27, 2019, the State Derivative Case parties agreed to terms of a settlement agreement. The court approved the settlement agreement on February 12, 2020, and entered a written order approving the settlement on March 10, 2020. Following dismissal of the only appeal, the settlement agreement has now become effective and final. Following the dismissal, the Company has received net proceeds of $30.2 million, which has been recognized as a reduction of general and administrative expense within the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.

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

Individual Stockholder Actions

A number of stockholders filed individual actions in the Eighth Judicial District Court of Clark County, Nevada against certain current and former members of the Company's Board of Directors and certain of the Company's current and former officers ("Individual Stockholder Actions"). Each of the complaints alleged that defendants, among other things, breached their fiduciary duties in failing to detect, prevent and remedy alleged inappropriate personal conduct by Stephen A. Wynn in the workplace causing injury to each of the individual stockholders.

On January 29, 2019, the defendants filed motions to dismiss each of the Individual Stockholder Actions. On December 12, 2019, the district court entered an order denying the motions to dismiss, which the defendants appealed to the Nevada Supreme Court on December 24, 2019. On July 27, 2020, the Supreme Court issued an order mandating that the district court dismiss the action. As of September 2, 2020, all of the Individual Stockholder Actions have been dismissed.

Securities Action

On February 20, 2018, a putative securities class action was filed against the Company and certain current and former officers of the Company in the United States District Court, Southern District of New York (which was subsequently transferred to the United States District Court, District of Nevada) by John V. Ferris and Joann M. Ferris on behalf of all persons who purchased the Company's common stock between February 28, 2014 and January 25, 2018. The complaint alleges, among other things, certain violations of federal securities laws and seeks to recover unspecified damages as well as attorneys' fees, costs and related expenses for the plaintiffs. On April 15, 2019, the Company filed a motion to dismiss, which the court granted on May 27, 2020, with leave to amend. On July 1, 2020, the plaintiffs filed an amended complaint. On August 14, 2020, the Company filed a motion to dismiss the amended complaint, which is pending decision from the court.

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

Note 15 - Retail Joint Venture

As of September 30, 2020 and December 31, 2019, the Retail Joint Venture had total assets of $100.4 million and $90.0 million, respectively, and total liabilities of $635.3 million and $622.4 million, respectively. As of September 30, 2020 and December 31, 2019, the Retail Joint Venture's liabilities included long-term debt of $612.2 million and $611.7 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the Company's segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues
Macau Operations:
Wynn Palace
Casino	$12,301	$497,657	$208,449	$1,649,377
Rooms	4,506	44,884	26,647	131,382
Food and beverage	6,856	30,256	24,385	87,691
Entertainment, retail and other (1)	(7,962)	25,374	24,451	85,259
	15,701	598,171	283,932	1,953,709
Wynn Macau
Casino	27,154	408,820	213,758	1,340,266
Rooms	4,938	26,740	23,480	82,071
Food and beverage	5,606	19,584	18,821	60,688
Entertainment, retail and other (1)	13,670	19,137	36,686	61,621
	51,368	474,281	292,745	1,544,646
Total Macau Operations	67,069	1,072,452	576,677	3,498,355

Las Vegas Operations:
Casino	65,694	87,002	161,354	318,439
Rooms	44,961	116,072	163,419	362,715
Food and beverage	55,043	149,708	177,114	438,525
Entertainment, retail and other (1)	20,999	46,724	73,520	145,002
Total Las Vegas Operations	186,697	399,506	575,407	1,264,681

Encore Boston Harbor:
Casino	96,723	114,885	198,513	127,886
Rooms	6,739	18,180	17,694	19,785
Food and beverage	9,081	28,960	29,687	32,845
Entertainment, retail and other (1)	4,143	13,779	11,888	14,088
Total Encore Boston Harbor	116,686	175,804	257,782	194,604

Total operating revenues	$370,452	$1,647,762	$1,409,866	$4,957,640

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted Property EBITDA (2)
Macau Operations:
Wynn Palace	$(77,647)	$162,167	$(178,379)	$551,918
Wynn Macau	(34,457)	138,989	(97,895)	478,751
Total Macau Operations	(112,104)	301,156	(276,274)	1,030,669
Las Vegas Operations	20,258	88,046	(77,383)	333,747
Encore Boston Harbor	25,986	7,744	(40,429)	7,890
Total	(65,860)	396,946	(394,086)	1,372,306
Other operating expenses
Pre-opening	877	1,616	5,614	99,212
Depreciation and amortization	183,486	172,998	541,498	449,824
Property charges and other	9,905	8,216	43,701	17,920
Corporate expenses and other (3)	12,826	26,005	28,034	123,849
Stock-based compensation (4)	10,053	10,276	40,501	29,774
Total other operating expenses	217,147	219,111	659,348	720,579
Operating income (loss)	(283,007)	177,835	(1,053,434)	651,727
Other non-operating income and expenses
Interest income	2,033	6,427	13,969	19,979
Interest expense, net of amounts capitalized	(145,142)	(114,652)	(407,187)	(300,981)
Change in derivatives fair value	4,675	(2,101)	(14,279)	(6,914)
Loss on extinguishment of debt	(3,139)	(12,196)	(4,601)	(12,196)
Other	412	(8,703)	12,980	(3,346)
Total other non-operating income and expenses	(141,161)	(131,225)	(399,118)	(303,458)
Income (loss) before income taxes	(424,168)	46,610	(1,452,552)	348,269
Provision for income taxes	(407,365)	(19,727)	(564,103)	(19,421)
Net income (loss)	(831,533)	26,883	(2,016,655)	328,848
Net (income) loss attributable to noncontrolling interests	73,391	(30,379)	218,912	(132,921)
Net income (loss) attributable to Wynn Resorts, Limited	$(758,142)	$(3,496)	$(1,797,743)	$195,927
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
(3) For the nine months ended September 30, 2020, includes a $30.2 million net gain recorded in relation to a derivative litigation settlement. For the nine months ended September 30, 2019, includes a $35.0 million nonrecurring regulatory expense.
(4) Excludes $0.7 million included in pre-opening expenses for the nine months ended September 30, 2019.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Macau Operations:
Wynn Palace	$3,472,957	$3,734,210
Wynn Macau	1,405,084	1,656,625
Other Macau	1,657,283	1,023,411
Total Macau Operations	6,535,324	6,414,246
Las Vegas Operations	3,035,885	2,806,972
Encore Boston Harbor	2,335,575	2,456,667
Corporate and other	2,060,332	2,193,396
Total	$13,967,116	$13,871,281

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

Wynn Interactive

In October 2020, Wynn Interactive, Ltd. ("Wynn Interactive") was formed through the merger of Wynn Resorts' digital gaming businesses and Wynn's strategic partner, BetBull Limited ("BetBull"). The merger was effected through a series of transactions which resulted in the Company contributing to BetBull its interests in WSI US, LLC and Wynn Social Gaming, LLC, which operate Wynn's existing U.S. online sports betting and gaming business and social casino business, respectively. Following the merger, Wynn Resorts holds an approximately 71% interest in Wynn Interactive, which Wynn Resorts will consolidate.

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

Macau Operations

In response to the COVID-19 pandemic, the Macau government announced on February 4, 2020 the closure of all casino operations in Macau, including those at Wynn Palace and Wynn Macau, for a period of 15 days. On February 20, 2020, casino operations at Wynn Palace and Wynn Macau reopened on a reduced basis and have since been fully restored; however, certain COVID-19 specific protective measures, such as traveler quarantines and requirements for negative COVID-19 tests before entering Macau, limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, COVID-19 negative test results requirements for entry to gaming areas, and health declarations remain in effect at the present time.

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the pandemic's strong deterrent effect on travel and social activities, the suspension in late January 2020 of the Chinese government's visa and group tour schemes that allow mainland Chinese residents to travel to Macau, quarantine and testing measures in Macau and elsewhere, travel and entry requirements, restrictions, and bans in Macau, Hong Kong, Taiwan, and certain cities and regions in mainland China, and the suspension of ferry services to Macau from Hong Kong and mainland China and other modes of transportation within Macau. Total visitation from mainland China to Macau decreased by 90.5% and 85.9% in the three and nine months ended September 30, 2020, compared with the same periods in 2019. Regionally, bans on entry or enhanced quarantine requirements, depending on the person’s residency and their recent travel history, for any Macau residents, PRC citizens, Hong Kong residents and Taiwan residents attempting to enter Macau are drastically impacting visitation. Persons who are not residents of the Greater China area are barred from entry to Macau at this time, and quarantine requirements for those traveling between Hong Kong and Macau have been announced to remain effective until at least December 31, 2020, at which time they may be lifted.

While most of the foregoing travel restrictions and quarantine requirements continue to weigh on visitation to Macau, beginning in June 2020 certain of these restrictions have eased as certain regions gradually recover from the COVID-19 pandemic. In July 2020, Guangdong Province, a Chinese province adjacent to Macau, eased certain quarantine requirements for those traveling between Guangdong Province and Macau, subject to certain testing requirements and health declarations. On September 23, 2020, mainland China authorities fully resumed the Individual Visit Scheme exit visa program, which, prior to its suspension by the PRC government due to COVID-19 travel restrictions, permitted individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes. Stringent health declarations, testing and other procedures remain in place, and all visitors seeking entry to Macau need to test negative for COVID-19 before entering Macau.

Las Vegas Operations and Encore Boston Harbor

Wynn Las Vegas closed on March 17, 2020, and reopened on June 4, 2020 with certain COVID-19 specific protective measures in place, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings. Beginning October 19, 2020, Encore at Wynn Las Vegas adjusted its operating schedule to five days/four nights each week due to currently reduced customer demand levels.

Encore Boston Harbor commenced operations on June 23, 2019. In response to the COVID-19 pandemic, Encore Boston Harbor ceased all operations and closed to the public on March 15, 2020, for the remainder of the first and second quarters of 2020. On July 10, 2020, Encore Boston Harbor reopened with certain COVID-19 specific protective measures in place, such as limiting the number of seats per table game, slot machine spacing, temperature checks, and mask protection. In addition, certain food and beverage outlets remain closed, and hotel reservations were limited to Thursday through Sunday through the third quarter of 2020. On November 2, 2020, the Governor of Massachusetts issued a directive limiting the operating hours of certain businesses, including restaurants and casinos, effective November 6, 2020. Encore Boston Harbor has modified its hours of operation as a result of this directive. We are currently unable to determine when these measures will be lifted.

The disruptions arising from the COVID-19 outbreak have had, during the three and nine months ended September 30, 2020, and will continue to have an adverse effect on the Company's results of operations. Our operations are generating extremely limited revenue. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 and potentially thereafter will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 pandemic will end, when or if our properties will return to pre-pandemic demand and pricing, when or how quickly the current travel restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business.

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

At Encore Boston Harbor, customers purchase chips at the gaming tables in exchange for cash and markers. Customers may then redeem markers only at the casino cage. The cash and gross markers used to purchase chips are deposited in the gaming table's drop box. This is the base of measurement that we use for calculating win percentage. Each type of table game has its own theoretical win percentage. Our expected table games win percentage is 18% to 22%.

Results of Operations

Summary of third quarter 2020 results

The following table summarizes our financial results for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Increase/ (Decrease)	Percent Change	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues	$370,452	$1,647,762	$(1,277,310)	(77.5)	$1,409,866	$4,957,640	$(3,547,774)	(71.6)
Net income (loss) attributable to Wynn Resorts, Limited	(758,142)	(3,496)	(754,646)	NM	(1,797,743)	195,927	(1,993,670)	NM
Diluted net income (loss) per share	(7.10)	(0.03)	(7.07)	NM	(16.85)	1.83	(18.68)	NM
Adjusted Property EBITDA (1)	(65,860)	396,946	(462,806)	(116.6)	(394,086)	1,372,306	(1,766,392)	(128.7)
(1) See Item 1—"Financial Statements," Note 16, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net income (loss) attributable to Wynn Resorts, Limited.
NM - Not meaningful.

The decrease in operating revenues for the three months ended September 30, 2020 was driven by decreases of $582.5 million, $422.9 million, $212.8 million, and $59.1 million from Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively. These declines were precipitated by the continued adverse effects of the COVID-19 pandemic, including travel restrictions and capacity limitations at our Macau Operations, our Las Vegas Operations and Encore Boston Harbor. Encore Boston Harbor closed to the public on March 15, 2020, and reopened on July 10, 2020 on a reduced basis.
The increase in net loss attributable to Wynn Resorts, Limited for the three months ended September 30, 2020 was primarily related to the adverse effects of the COVID-19 pandemic on the results of our operations.

The decrease in Adjusted Property EBITDA for the three months ended September 30, 2020 was primarily driven by decreases of $239.8 million, $173.4 million, and $67.8 million from Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These decreases were offset by an increase of $18.2 million in Adjusted Property EBITDA from Encore Boston Harbor.

Financial results for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Operating revenues

The following table presents our operating revenues (in thousands):

	Three Months Ended September 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$15,701	$598,171	$(582,470)	(97.4)
Wynn Macau	51,368	474,281	(422,913)	(89.2)
Total Macau Operations	67,069	1,072,452	(1,005,383)	(93.7)
Las Vegas Operations	186,697	399,506	(212,809)	(53.3)
Encore Boston Harbor	116,686	175,804	(59,118)	(33.6)
	$370,452	$1,647,762	$(1,277,310)	(77.5)

The following table presents our casino and non-casino operating revenues (in thousands):

	Three Months Ended September 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$201,872	$1,108,364	$(906,492)	(81.8)
Non-casino revenues:
Rooms	61,144	205,876	(144,732)	(70.3)
Food and beverage	76,586	228,508	(151,922)	(66.5)
Entertainment, retail and other	30,850	105,014	(74,164)	(70.6)
Total non-casino revenues	168,580	539,398	(370,818)	(68.7)
	$370,452	$1,647,762	$(1,277,310)	(77.5)

Casino revenues for the three months ended September 30, 2020 were 54.5% of operating revenues, compared to 67.3% for the same period of 2019. Non-casino revenues for the three months ended September 30, 2020 were 45.5% of operating revenues, compared to 32.7% for the same period of 2019.

Casino revenues

Casino revenues decreased primarily due to the adverse effects of the COVID-19 pandemic, including widespread travel restrictions and capacity limitations. In addition, Encore Boston Harbor closed to the public on March 15, 2020, and reopened on July 10, 2020 on a reduced basis. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended September 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$12,301	$497,657	$(485,356)	(97.5)
VIP:
Average number of table games	102	108	(6)	(5.6)
VIP turnover	$311,676	$10,517,685	$(10,206,009)	(97.0)
VIP table games win	$3,244	$335,277	$(332,033)	(99.0)
VIP win as a % of turnover	1.04%	3.19%	(2.15)
Table games win per unit per day	$347	$33,595	$(33,248)	(99.0)
Mass market:
Average number of table games	223	216	7	3.2
Table drop	$86,347	$1,298,827	$(1,212,480)	(93.4)
Table games win	$19,015	$324,177	$(305,162)	(94.1)
Table games win %	22.0%	25.0%	(3.0)
Table games win per unit per day	$929	$16,346	$(15,417)	(94.3)
Average number of slot machines	569	1,087	(518)	(47.7)
Slot machine handle	$78,580	$973,676	$(895,096)	(91.9)
Slot machine win	$3,995	$47,289	$(43,294)	(91.6)
Slot machine win per unit per day	$76	$473	$(397)	(83.9)
Wynn Macau:
Total casino revenues	$27,154	$408,820	$(381,666)	(93.4)
VIP:
Average number of table games	91	104	(13)	(12.5)
VIP turnover	$498,519	$8,024,990	$(7,526,471)	(93.8)
VIP table games win	$19,679	$221,097	$(201,418)	(91.1)
VIP win as a % of turnover	3.95%	2.76%	1.19
Table games win per unit per day	$2,351	$23,036	$(20,685)	(89.8)
Mass market:
Average number of table games	240	205	35	17.1
Table drop	$133,006	$1,319,405	$(1,186,399)	(89.9)
Table games win	$24,898	$272,511	$(247,613)	(90.9)
Table games win %	18.7%	20.7%	(2.0)
Table games win per unit per day	$1,128	$14,440	$(13,312)	(92.2)
Average number of slot machines	472	786	(314)	(39.9)
Slot machine handle	$87,988	$999,985	$(911,997)	(91.2)
Slot machine win	$3,072	$46,981	$(43,909)	(93.5)
Slot machine win per unit per day	$71	$649	$(578)	(89.1)
Poker rake	$—	$4,703	$(4,703)	(100.0)

	Three Months Ended September 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$65,694	$87,002	$(21,308)	(24.5)
Average number of table games	223	237	(14)	(5.9)
Table drop	$324,939	$430,837	$(105,898)	(24.6)
Table games win	$65,611	$85,738	$(20,127)	(23.5)
Table games win %	20.2%	19.9%	0.3
Table games win per unit per day	$3,191	$3,927	$(736)	(18.7)
Average number of slot machines	1,738	1,783	(45)	(2.5)
Slot machine handle	$739,291	$883,931	$(144,640)	(16.4)
Slot machine win	$48,267	$58,176	$(9,909)	(17.0)
Slot machine win per unit per day	$302	$355	$(53)	(14.9)
Poker rake	$10	$2,977	$(2,967)	(99.7)
Encore Boston Harbor:
Total casino revenues	$96,723	$114,885	$(18,162)	(15.8)
Average number of table games	186	145	41	28.3
Table drop	217,797	$379,626	$(161,829)	(42.6)
Table games win	$47,528	$74,882	$(27,354)	(36.5)
Table games win %	21.8%	19.7%	2.1
Table games win per unit per day	$3,079	$5,631	$(2,552)	(45.3)
Average number of slot machines	1,877	3,101	(1,224)	(39.5)
Slot machine handle	813,435	$892,706	$(79,271)	(8.9)
Slot machine win	$63,458	$62,381	$1,077	1.7
Slot machine win per unit per day	$407	$219	$188	85.8
Poker rake	$—	$5,984	$(5,984)	(100.0)

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended September 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$4,506	$44,884	$(40,378)	(90.0)
Occupancy	11.6%	97.2%	(85.6)
ADR	$225	$273	$(48)	(17.6)
REVPAR	$26	$265	$(239)	(90.2)
Wynn Macau:
Total room revenues (dollars in thousands)	$4,938	$26,740	$(21,802)	(81.5)
Occupancy	16.6%	99.4%	(82.8)
ADR	$291	$283	$8	2.8
REVPAR	$48	$281	$(233)	(82.9)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$44,961	$116,072	$(71,111)	(61.3)
Occupancy	39.2%	87.9%	(48.7)
ADR	$269	$306	$(37)	(12.1)
REVPAR	$105	$269	$(164)	(61.0)
Encore Boston Harbor (1):
Total room revenues (dollars in thousands)	$6,739	$18,180	$(11,441)	(62.9)
Occupancy	72.7%	69.6%	3.1
ADR	$294	$465	$(171)	(36.8)
REVPAR	$214	$324	$(110)	(34.0)
(1) Since reopening on July 10, 2020, hotel reservations at Encore Boston Harbor have been limited to Thursday through Sunday. Accordingly, Encore Boston Harbor's room key operating measures have been computed based on 47 days of operation for the three months ended September 30, 2020.

Room revenues decreased $144.7 million, primarily due to lower occupancy at Wynn Palace, Wynn Macau, and our Las Vegas Operations resulting from the adverse effects of the COVID-19 pandemic. In addition, Encore Boston Harbor closed to the public on March 15, 2020 and reopened July 10, 2020, with hotel reservations limited to Thursday through Sunday during the remainder of the third quarter of 2020.

Food and beverage revenues decreased $151.9 million, primarily due to decreased covers at our restaurants and the reduction of nightlife offerings at our Las Vegas Operations as a result of the adverse effects of the COVID-19 pandemic. In addition, Encore Boston Harbor closed to the public on March 15, 2020 and reopened July 10, 2020, with certain food and beverage outlets remaining closed.

Entertainment, retail and other revenues decreased $74.2 million, primarily due to a decrease in visitation to our Macau Operations, our Las Vegas Operations, and Encore Boston Harbor resulting from the adverse effects of the COVID-19 pandemic. The closure of the La Reve show at our Las Vegas Operations and rent concessions provided to tenants at our Macau Operations also contributed to the decrease.

Operating expenses

The table below presents operating expenses (in thousands):

	Three Months Ended September 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$160,861	$722,692	$(561,831)	(77.7)
Rooms	35,940	75,188	(39,248)	(52.2)
Food and beverage	76,536	196,661	(120,125)	(61.1)
Entertainment, retail and other	13,370	42,078	(28,708)	(68.2)
General and administrative	160,896	246,442	(85,546)	(34.7)
Provision for credit losses	11,588	4,036	7,552	187.1
Pre-opening	877	1,616	(739)	(45.7)
Depreciation and amortization	183,486	172,998	10,488	6.1
Property charges and other	9,905	8,216	1,689	20.6
Total operating expenses	$653,459	$1,469,927	$(816,468)	(55.5)

Total operating expenses decreased $816.5 million compared to the third quarter of 2019, primarily due to decreased expenses related to the impact of the COVID-19 pandemic on our resorts.
Casino expenses decreased $301.0 million, $221.2 million, $17.2 million, and $22.3 million at Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively. These decreases were primarily due to reductions in gaming tax expense commensurate with the declines in casino revenues at each property resulting from the effects of the COVID-19 pandemic.
Room expenses decreased $21.6 million, $7.8 million, $3.4 million, and $6.4 million at our Las Vegas Operations, Wynn Palace, Wynn Macau, and Encore Boston Harbor, respectively. The decreases were primarily a result of lower operating costs related to the declines in occupancy at our Las Vegas Operations and our Macau Operations resulting from the effects of the COVID-19 pandemic, as well as the limitation of hotel reservations to Thursday through Sunday at Encore Boston Harbor since reopening July 10, 2020, through the remainder of the third quarter of 2020.
Food and beverage expenses decreased $71.9 million, $17.4 million, $9.1 million, and $21.8 million at our Las Vegas Operations, Wynn Palace, Wynn Macau, and Encore Boston Harbor, respectively. The decreases were primarily a result of lower operating costs related to the declines in food and beverage revenues at each property resulting from the effects of the COVID-19 pandemic, as well as lower nightlife entertainment costs at our Las Vegas Operations.
Entertainment, retail and other expenses decreased $22.5 million, $2.7 million, $1.7 million, and $1.8 million at our Las Vegas Operations, Wynn Palace, Wynn Macau, and Encore Boston Harbor, respectively. The decreases were primarily a result of lower operating costs related to the declines in entertainment, retail and other revenues at each property resulting from the effects of the COVID-19 pandemic.
General and administrative expenses decreased primarily due to decreases of $21.1 million, $13.3 million, $11.0 million, $25.8 million, and $14.4 million at Wynn Palace, Wynn Macau, our Las Vegas Operations, Encore Boston Harbor, and corporate and other, respectively. These decreases were primarily attributable to decreased payroll, operating costs, and general and administrative expenses as a result of the COVID-19 pandemic.
Provision for credit losses increased primarily due to an increase of $8.1 million at Wynn Palace. The increase was primarily due to the impact of historical collection patterns and expectations of current and future collection trends in light of the COVID-19 pandemic, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.
Depreciation and amortization increased primarily due to an increase of $7.1 million at our Las Vegas Operations associated with the opening of the meeting and convention expansion in February 2020.

Our property charges and other expenses for the quarter ended September 30, 2020 consisted primarily of asset abandonments of $6.2 million and $1.1 million at Encore Boston Harbor and our Las Vegas Operations, respectively.
Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$145,142	$117,960	$27,182	23.0
Capitalized interest	—	(3,308)	(3,308)	(100.0)
	$145,142	$114,652	$30,490	26.6

Weighted average total debt balance	$13,110,457	$9,261,889
Weighted average interest rate	4.42%	5.08%
Interest costs increased due to an increase in the weighted average debt balance, partially offset by a decrease in the weighted average interest rate. Capitalized interest decreased due to the completion of the meeting and convention expansion in February 2020.

Other non-operating income and expenses

We incurred a foreign currency remeasurement gain of $0.4 million and a loss of $8.7 million for the three months ended September 30, 2020 and 2019, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a gain of $4.7 million and a loss of $2.1 million for the three months ended September 30, 2020 and 2019, respectively, from change in derivatives fair value.

We recorded a $3.1 million loss on extinguishment of debt for the three months ended September 30, 2020 related to the partial prepayment of the Wynn Macau Term Loan. We recorded a $12.2 million loss on extinguishment of debt for the three months ended September 30, 2019 in connection with refinancing our Wynn Resorts Finance (formerly Wynn America) credit facility and Wynn Resorts term loan.

Income taxes

We recorded an income tax expense of $407.4 million and $19.7 million for the three months ended September 30, 2020 and 2019, respectively. The 2020 income tax expense primarily related to the increase in the valuation allowances for U.S foreign tax credits, U.S. loss carryforwards and other U.S. deferred tax assets. The 2019 income tax expense primarily related to the increase in the valuation allowances for U.S foreign tax credits.

Net income (loss) attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $73.4 million for the three months ended September 30, 2020, compared to net income of $30.4 million for the same period of 2019. These amounts are primarily related to the noncontrolling interests' share of net income (loss) from WML.

Financial results for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Operating revenues

The following table presents our operating revenues (in thousands):

	Nine Months Ended September 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$283,932	$1,953,709	$(1,669,777)	(85.5)
Wynn Macau	292,745	1,544,646	(1,251,901)	(81.0)
Total Macau Operations	576,677	3,498,355	(2,921,678)	(83.5)
Las Vegas Operations	575,407	1,264,681	(689,274)	(54.5)
Encore Boston Harbor (1)	257,782	194,604	63,178	32.5
	$1,409,866	$4,957,640	$(3,547,774)	(71.6)
(1) Encore Boston commenced operations on June 23, 2019.

The following table presents casino and non-casino operating revenues (in thousands):

	Nine Months Ended September 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$782,074	$3,435,968	$(2,653,894)	(77.2)
Non-casino revenues:
Rooms	231,240	595,953	(364,713)	(61.2)
Food and beverage	250,007	619,749	(369,742)	(59.7)
Entertainment, retail and other	146,545	305,970	(159,425)	(52.1)
Total non-casino revenues	627,792	1,521,672	(893,880)	(58.7)
	$1,409,866	$4,957,640	$(3,547,774)	(71.6)

Casino revenues for the nine months ended September 30, 2020 were 55.5% of operating revenues, compared to 69.3% for the same period of 2019. Non-casino revenues for the nine months ended September 30, 2020 were 44.5% of operating revenues, compared to 30.7% for the same period of 2019.

Casino revenues

Casino revenues decreased primarily due to the adverse effects of the COVID-19 pandemic, including the closure of our casino operations in Macau for a 15-day period in February and their subsequent reopening on a reduced basis, and the closures of our Las Vegas Operations from March 17, 2020 until June 4, 2020, and Encore Boston Harbor from March 15, 2020 until July 10, 2020. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$208,449	$1,649,377	$(1,440,928)	(87.4)
VIP:
Average number of table games	97	111	(14)	(12.6)
VIP turnover	$6,823,955	$36,533,594	$(29,709,639)	(81.3)
VIP table games win	$113,007	$1,232,870	$(1,119,863)	(90.8)
VIP win as a % of turnover	1.66%	3.37%	(1.71)
Table games win per unit per day	$4,458	$40,868	$(36,410)	(89.1)
Mass market:
Average number of table games	209	213	(4)	(1.9)
Table drop	$583,599	$3,869,904	$(3,286,305)	(84.9)
Table games win	$156,897	$936,497	$(779,600)	(83.2)
Table games win %	26.9%	24.2%	2.7
Table games win per unit per day	$2,889	$16,071	$(13,182)	(82.0)
Average number of slot machines	586	1,092	(506)	(46.3)
Slot machine handle	$542,708	$2,886,566	$(2,343,858)	(81.2)
Slot machine win	$24,796	$142,257	$(117,461)	(82.6)
Slot machine win per unit per day	$163	$477	$(314)	(65.8)
Wynn Macau:
Total casino revenues	$213,758	$1,340,266	$(1,126,508)	(84.1)
VIP:
Average number of table games	88	109	(21)	(19.3)
VIP turnover	$4,069,809	$27,494,650	$(23,424,841)	(85.2)
VIP table games win	$130,143	$822,204	$(692,061)	(84.2)
VIP win as a % of turnover	3.20%	2.99%	0.21
Table games win per unit per day	$5,692	$27,634	$(21,942)	(79.4)
Mass market:
Average number of table games	219	205	14	6.8
Table drop	$752,058	$4,018,533	$(3,266,475)	(81.3)
Table games win	$146,231	$816,180	$(669,949)	(82.1)
Table games win %	19.4%	20.3%	(0.9)
Table games win per unit per day	$2,564	$14,551	$(11,987)	(82.4)
Average number of slot machines	509	813	(304)	(37.4)
Slot machine handle	$516,537	$2,720,137	$(2,203,600)	(81.0)
Slot machine win	$18,993	$127,690	$(108,697)	(85.1)
Slot machine win per unit per day	$144	$575	$(431)	(75.0)
Poker rake	$2,083	$15,130	$(13,047)	(86.2)

	Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$161,354	$318,439	$(157,085)	(49.3)
Average number of table games	228	238	(10)	(4.2)
Table drop	$830,745	$1,275,676	$(444,931)	(34.9)
Table games win	$166,196	$323,503	$(157,307)	(48.6)
Table games win %	20.0%	25.4%	(5.4)
Table games win per unit per day	$3,711	$4,982	$(1,271)	(25.5)
Average number of slot machines	1,751	1,793	(42)	(2.3)
Slot machine handle	$1,650,517	$2,484,880	$(834,363)	(33.6)
Slot machine win	$112,464	$167,848	$(55,384)	(33.0)
Slot machine win per unit per day	$328	$343	$(15)	(4.4)
Poker rake	$2,185	$9,557	$(7,372)	(77.1)
Encore Boston Harbor (1):
Total casino revenues	$198,513	$127,886	$70,627	55.2
Average number of table games	174	144	30	20.8
Table drop	$493,428	$416,202	$77,226	18.6
Table games win	$104,814	$81,482	$23,332	28.6
Table games win %	21.2%	19.6%	1.6
Table games win per unit per day	$3,839	$5,639	$(1,800)	(31.9)
Average number of slot machines	2,330	3,105	(775)	(25.0)
Slot machine handle	$1,581,174	$990,634	$590,540	59.6
Slot machine win	$122,906	$70,880	$52,026	73.4
Slot machine win per unit per day	$336	$228	$108	47.4
Poker rake	$5,105	$6,664	$(1,559)	(23.4)
(1) Encore Boston Harbor commenced operations on June 23, 2019.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$26,647	$131,382	$(104,735)	(79.7)
Occupancy	19.3%	97.3%	(78.0)
ADR	$283	$270	$13	4.8
REVPAR	$54	$262	$(208)	(79.4)
Wynn Macau:
Total room revenues (dollars in thousands)	$23,480	$82,071	$(58,591)	(71.4)
Occupancy	24.4%	99.2%	(74.8)
ADR	$316	$285	$31	10.9
REVPAR	$77	$282	$(205)	(72.7)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$163,419	$362,715	$(199,296)	(54.9)
Occupancy	55.8%	86.9%	(31.1)
ADR	$323	$325	$(2)	(0.6)
REVPAR	$180	$283	$(103)	(36.4)
Encore Boston Harbor (1) (2):
Total room revenues (dollars in thousands)	$17,694	$19,785	$(2,091)	(10.6)
Occupancy	74.6%	69.3%	5.3
ADR	$293	$493	$(200)	(40.6)
REVPAR	$218	$341	$(123)	(36.1)
(1) Encore Boston Harbor commenced operations on June 23, 2019.
(2) Encore Boston Harbor closed on March 15, 2020 and reopened July 10, 2020. Since reopening, hotel reservations at Encore Boston Harbor have been limited to Thursday through Sunday. Accordingly, Encore Boston Harbor's room key operating measures have been computed based on 121 days of operation for the nine months ended September 30, 2020.

Room revenues decreased $364.7 million, primarily due to lower occupancy and the closure of our Las Vegas Operations resulting from the adverse effects of the COVID-19 pandemic.

Food and beverage revenues decreased $369.7 million, primarily due to decreased covers at our restaurants and the reduction of nightlife offerings at our Las Vegas Operations as a result of the adverse effects of the COVID-19 pandemic.

Entertainment, retail and other revenues decreased $159.4 million, primarily due to a decrease in visitation to our Macau Operations and temporary closures of our Las Vegas Operations and Encore Boston Harbor resulting from the adverse effects of the COVID-19 pandemic. The closure of the La Reve show at our Las Vegas Operations and rent concessions provided to tenants at our Macau Operations also contributed to the decrease.

Operating expenses

The table below presents operating expenses (in thousands):

	Nine Months Ended September 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$734,689	$2,197,750	$(1,463,061)	(66.6)
Rooms	139,787	205,042	(65,255)	(31.8)
Food and beverage	314,335	527,502	(213,167)	(40.4)
Entertainment, retail and other	75,823	129,636	(53,813)	(41.5)
General and administrative	547,305	665,988	(118,683)	(17.8)
Provision for credit losses	60,548	13,039	47,509	364.4
Pre-opening	5,614	99,212	(93,598)	(94.3)
Depreciation and amortization	541,498	449,824	91,674	20.4
Property charges and other	43,701	17,920	25,781	143.9
Total operating expenses	$2,463,300	$4,305,913	$(1,842,613)	(42.8)

Total operating expenses decreased $1.84 billion compared to the nine months ended September 30, 2019, primarily due to decreased expenses related to the impact of the COVID-19 pandemic on our resorts, partially offset by increased operating expenses following the opening of Encore Boston Harbor in June 2019.

Casino expenses decreased $848.5 million, $628.9 million, and $36.4 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These decreases were primarily due to reductions in gaming tax expense commensurate with the declines in casino revenues at each property resulting from the effects of the COVID-19 pandemic, and were partially offset by increased casino expenses of $50.7 million from Encore Boston Harbor.

Room expenses decreased $46.9 million, $17.3 million. and $6.0 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The decreases were primarily a result of lower operating costs related to the declines in occupancy at our Las Vegas Operations and our Macau Operations resulting from the effects of the COVID-19 pandemic as well as the closure of our Las Vegas Operations, and were partially offset by increased room expenses of $4.9 million from Encore Boston Harbor.

Food and beverage expenses decreased $159.4 million, $41.8 million, and $19.3 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The decreases were primarily a result of lower operating costs related to the declines in food and beverage revenues at each property resulting from the effects of the COVID-19 pandemic as well as lower nightlife entertainment costs at our Las Vegas Operations, and were partially offset by increased food and beverage expenses of $7.3 million at Encore Boston Harbor.

Entertainment, retail and other expenses decreased primarily due to decreases of $39.7 million, $12.6 million and $6.3 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The decreases were primarily a result of lower operating costs related to the declines in entertainment, retail and other revenues at each property resulting from the effects of the COVID-19 pandemic, and were partially offset by increased entertainment, retail and other expenses of $4.8 million at Encore Boston Harbor.

General and administrative expenses decreased primarily due to decreases of $40.0 million, $20.9 million, and $12.5 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These decreases were primarily attributable to the effects of the COVID-19 pandemic. In addition, corporate and other general and administrative expenses decreased $88.4 million, primarily due to a credit of $30.2 million for the net proceeds of a derivative action settlement recognized during the nine months ended September 30, 2020, and a fine of $35.0 million assessed by the Massachusetts Gaming Commission which was incurred during the three months ended March 31, 2019. These decreases were partially offset by an increase of $43.0 million of general and administrative expenses from Encore Boston Harbor due to the opening of the property in June 2019.

The provision for credit losses increased $17.4 million, $21.9 million, and $6.8 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The increases were primarily due to the impact of historical collection patterns and expectations of current and future collection trends in light of the COVID-19 pandemic, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.

For the nine months ended September 30, 2020, pre-opening expenses totaled $5.6 million, which primarily related to restaurant remodels at our Las Vegas Operations. For the nine months ended September 30, 2019, pre-opening expenses totaled $99.2 million, which primarily related to the development of Encore Boston Harbor.

Depreciation and amortization increased primarily due to an increase in depreciation expense of $69.9 million associated with the opening of Encore Boston Harbor and an increase of $13.9 million at our Las Vegas Operations associated with the opening of the meeting and convention expansion in February 2020.

Our property charges and other expenses for the nine months ended September 30, 2020 consisted primarily of asset disposals and abandonments of $23.4 million and $9.7 million at Wynn Palace and Encore Boston Harbor, respectively.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$408,439	$351,135	$57,304	16.3
Capitalized interest	(1,252)	(50,154)	(48,902)	(97.5)
	$407,187	$300,981	$106,206	35.3

Weighted average total debt balance	$12,050,631	$9,277,142
Weighted average interest rate	4.51%	5.00%

Interest costs increased due to an increase in the weighted average debt balance, partially offset by a decrease in the weighted average interest rate. Capitalized interest decreased primarily due to the completion of Encore Boston Harbor construction activities on June 23, 2019.

Other non-operating income and expenses

We incurred a foreign currency remeasurement gain of $13.0 million and a loss of $3.3 million for the nine months ended September 30, 2020 and 2019, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.
We recorded a loss of $14.3 million and $6.9 million for the nine months ended September 30, 2020 and 2019, respectively, from change in derivatives fair value.

We recorded a $4.6 million loss on extinguishment of debt for the nine months ended September 30, 2020 primarily related to the partial prepayment of the Wynn Macau Term Loan. We recorded a $12.2 million loss on extinguishment of debt for the nine months ended September 30, 2019 in connection with refinancing our Wynn Resorts Finance (formerly Wynn America) credit facility and Wynn Resorts term loan.

Income taxes

We recorded an income tax expense of $564.1 million and $19.4 million for the nine months ended September 30, 2020 and 2019, respectively. The 2020 income tax expense primarily related to the increase in the valuation allowances for U.S foreign tax credits, U.S. loss carryforwards and other U.S. deferred tax assets. The 2019 income tax expense primarily related to the increase in the valuation allowance for U.S foreign tax credits.

Net income (loss) attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $218.9 million for the nine months ended September 30, 2020, compared to net income of $132.9 million for the same period of 2019. These amounts are primarily related to the noncontrolling interests' share of net income (loss) from WML.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Increase/ (Decrease)	Percent Change	2020	2019	Increase/ (Decrease)	Percent Change
Wynn Palace	$(77,647)	$162,167	$(239,814)	(147.9)	$(178,379)	$551,918	$(730,297)	(132.3)
Wynn Macau	(34,457)	138,989	(173,446)	(124.8)	(97,895)	478,751	(576,646)	(120.4)
Las Vegas Operations	20,258	88,046	(67,788)	(77.0)	(77,383)	333,747	(411,130)	(123.2)
Encore Boston Harbor (1)	25,986	7,744	18,242	235.6	(40,429)	7,890	(48,319)	NM
(1) Encore Boston Harbor commenced operations on June 23, 2019.
NM - Not meaningful.

Adjusted Property EBITDA at Wynn Palace decreased $239.8 million and $730.3 million for the three and nine months ended September 30, 2020, respectively, primarily due to a decline in operating revenues precipitated by the adverse effects of the COVID-19 pandemic during the three and nine months ended September 30, 2020, which include the closure of our casino operations in Macau for a 15-day period and their subsequent reopening on a reduced basis.
Adjusted Property EBITDA at Wynn Macau decreased $173.4 million and $576.6 million for the three and nine months ended September 30, 2020, respectively, primarily due to a decline in operating revenues precipitated by the adverse effects of the COVID-19 pandemic during the three and nine months ended September 30, 2020, which include the closure of our casino operations in Macau for a 15-day period and their subsequent reopening on a reduced basis.
Adjusted Property EBITDA decreased $67.8 million and $411.1 million at our Las Vegas Operations, primarily due to the adverse effects of the COVID-19 pandemic during the three and nine months ended September 30, 2020, including the closure of our Las Vegas Operations on March 17, 2020 for a 79-day period and their subsequent reopening on a reduced basis.
Adjusted Property EBITDA increased $18.2 million at Encore Boston Harbor primarily due the decrease in operating expenses during the three months ended September 30, 2020. Adjusted Property EBITDA from Encore Boston Harbor for the nine months ended September 30, 2020 was $(40.4) million. Encore Boston Harbor closed to the public on March 15, 2020 and reopened on July 10, 2020 on a reduced basis.
Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Nine Months Ended September 30,
Cash Flows - Summary	2020	2019
Net cash (used in) provided by operating activities	$(781,079)	$779,885
Net cash used in investing activities:
Capital expenditures, net of construction payables and retention	(261,093)	(878,335)
Purchase of intangible and other assets	—	(6,000)
Proceeds from sale of assets and other	3,733	592
Net cash used in investing activities	(257,360)	(883,743)

Net cash provided by (used in) financing activities:
Proceeds from issuance of long-term debt	3,919,377	2,549,072
Repayments of long-term debt	(1,540,609)	(2,443,367)
Repurchase of common stock	(9,537)	(65,705)
Finance lease payment	(2,194)	(36)
Proceeds from exercise of stock options	70	14,696
Dividends paid	(108,282)	(460,139)
Distribution to noncontrolling interest	(1,996)	(3,725)
Payments for financing costs	(20,350)	(22,359)
Net cash provided by (used) in financing activities	2,236,479	(431,563)

Effect of exchange rate on cash, cash equivalents and restricted cash	3,412	(1,610)
Increase (decrease) in cash, cash equivalents and restricted cash	$1,201,452	$(537,031)

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

During the nine months ended September 30, 2020, the decrease in net cash provided by operations was primarily due to the adverse effects of the COVID-19 pandemic on the results of our operations. During the nine months ended September 30, 2019, the increase in net cash provided by operations was primarily driven by changes in our working capital accounts and an increase in deferred tax assets related to the settlement of the Redemption Note during the nine months ended September 30, 2018.

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

During the nine months ended September 30, 2020, we incurred capital expenditures of $56.2 million at Encore Boston Harbor primarily for the payment of construction retention and other payables related to its construction, $81.5 million at our Las Vegas Operations for restaurant remodels and maintenance capital expenditures, $41.3 million for the construction of the additional meeting and convention space at Wynn Las Vegas, and $38.5 million and $42.1 million at Wynn Palace and Wynn Macau, respectively, primarily related to maintenance capital expenditures.

During the nine months ended September 30, 2019, we incurred capital expenditures of $421.4 million related to the construction of Encore Boston Harbor, $104.1 million at Wynn Macau primarily related to the room remodel and Lakeside Casino renovation, $47.2 million and $71.9 million at Wynn Palace and our Las Vegas Operations, respectively, primarily related to maintenance capital expenditures, and $166.4 million primarily related to the construction of the additional meeting and convention space at Wynn Las Vegas and the reconfiguration of the Wynn Las Vegas golf course.

Financing Activities

During the nine months ended September 30, 2020, we issued $1.0 billion aggregate principal amount of WML 5 1/2% Senior Notes due 2026, issued $600.0 million aggregate principal amount of WML 5 5/8% Senior Notes due 2028, issued $600.0 million aggregate principal amount of WRF 7 3/4% Senior Notes due 2025, borrowed $400.0 million, net of amounts repaid, under the Wynn Macau Revolver, borrowed $816.0 million under the WRF Revolver, paid $1.0 billion of outstanding principal owed under the Wynn Macau Term Loan, and made quarterly amortization payments under the WRF Term Loan totaling $37.5 million. In addition, we used cash of $108.3 million for the payment of dividends.

During the nine months ended September 30, 2019, we borrowed an additional $250.0 million term loan under the Wynn Resorts Credit Agreement and repaid $991.3 million of outstanding principal under the Wynn America Credit Facilities and $746.3 million of outstanding principal under the Wynn Resorts Term Loan using proceeds from the borrowing of $1.03 billion under the WRF Credit Facilities and issuance of $750.0 million of WRF 2029 notes. We also repaid $174.7 million, net of amounts borrowed, on the Wynn Macau Senior Revolving Credit Facility. In addition, we used cash of $460.1 million for the payment of dividends.

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

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity under the Company as of September 30, 2020 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Resorts (Macau) S.A. and subsidiaries	$633,388	$—
Wynn Macau, Limited and subsidiaries (1)	1,647,826	—
Wynn Resorts Finance, LLC (2)	391,807	15,950
Wynn Resorts, Limited and other	881,874	—
Total cash and cash equivalents	$3,554,895	$15,950
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

The Wynn Macau Credit Facilities contain customary negative and financial covenants, including, but not limited to, leverage ratio and interest coverage ratio tests (as defined in the Wynn Macau Credit Facilities) that could restrict its ability to make distributions to WML and incur additional indebtedness. Wynn Macau SA is required to maintain a leverage ratio of not greater than 4.00 to 1 and an interest coverage ratio of not less than 2.00 to 1. Wynn Macau SA complied with these ratios for the three months ended September 30, 2020.

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

On June 19, 2020, WML issued $750.0 million aggregate principal amount of 5 1/2% Senior Notes due 2026 (the "2026 WML Notes") pursuant to an indenture (the "2026 Indenture"). The 2026 WML Notes were issued at par. On August 26, 2020, WML issued $250.0 million aggregate principal amount of 5 1/2% Senior Notes due 2026 and $600.0 million aggregate principal amount of 5 5/8% Senior Notes due 2028. WML intends to use the net proceeds from the Existing 2026 WML Notes for general corporate purposes until WML's business recovers from the effects of the COVID-19 pandemic, and then to facilitate the repayment of a portion of the amounts outstanding under the Wynn Macau Credit Facilities. WML used the net proceeds from the Additional 2026 and 2028 WML Notes to facilitate the prepayment of term loans outstanding under the Wynn Macau Credit Facilities in September 2020.

If our portion of our cash and cash equivalents were repatriated to the U.S. on September 30, 2020, it would be subject to minimal U.S. taxes in the year of repatriation.

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

Our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of September 30, 2020, we had $800.1 million in repurchase authority remaining under the program.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for an interest rate collar associated with our Retail Term Loan. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of September 30, 2020, we had outstanding letters of credit totaling $18.1 million.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to these policies for the nine months ended September 30, 2020.

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
•the tightened control of certain cross-border fund transfers from mainland China;
•restrictions or conditions on visitation (caused by COVID-19 or otherwise) to Macau and the United States;
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

Interest Rate Sensitivity

As of September 30, 2020, approximately 66% of our long-term debt was based on fixed rates. Based on our borrowings as of September 30, 2020, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $39.2 million.

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

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of our Wynn Macau, Limited debt is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of September 30, 2020, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $31.0 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to those risk factors during the nine months ended September 30, 2020 other than the risk factor described below:

The outbreak of the novel coronavirus COVID-19 ("COVID-19") has had and will likely continue to have an adverse effect on our business, operations, financial condition and operating results, and the ability of our subsidiaries to pay dividends and distributions.

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified and it has since spread around the world including the United States. Currently, there are no fully effective vaccines or treatments and there can be no assurance that an effective vaccine or treatment will be developed. The spread of COVID-19 and the recent developments surrounding the global pandemic are currently having negative impacts on all aspects of our business.

The current, and uncertain future, impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel (including to and from our properties), is expected to continue to affect our results, operations, outlooks, plans, goals, growth, reputation, cash flows and liquidity.

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

Furthermore, in response to and as part of a continuing effort to reduce the spread of COVID-19, we temporarily closed all operations at Wynn Las Vegas and at Encore Boston Harbor, and they remained closed until authorized to re-open under U.S. and state government directives, on June 4, 2020 and July 10, 2020, respectively. Since reopening, we have implemented certain COVID-19 specific protective measures at each location, such as limiting the number of seats per table game, slot machine spacing, temperature checks, and mask protection. At Encore Boston Harbor, since reopening, certain food and beverage outlets remain closed and hotel reservations were limited to Thursday through Sunday through the third quarter of 2020. Beginning October 19, 2020, Encore at Wynn Las Vegas adjusted its operating schedule to five days/four nights each week due to currently reduced customer demand levels. On November 2, 2020, the Governor of Massachusetts issued a directive limiting the operating hours of certain businesses, including restaurants and casinos, effective November 6, 2020. Encore Boston Harbor has modified its hours of operation as a result of this directive. In addition, we have been, and will continue to be further, negatively impacted by developments related to COVID-19, including heightened governmental regulations and travel advisories, including recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, the casino resort industry.

Our casino operations in Macau were closed for a 15-day period in February 2020 and resumed operations on a reduced basis on February 20, 2020. On March 20, 2020, our casinos’ operations were fully restored; however certain COVID-19 specific protective measures, such as various traveler quarantines and requirements for negative COVID-19 tests before entering Macau, limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, COVID-19 negative test results requirements for entry to gaming areas, and health declarations remain in effect at the present time. Visitation to Macau has significantly decreased since the outbreak of COVID-19, driven by the pandemic’s strong deterrent effect on travel and social activities, the Chinese government’s suspension in late January 2020 of many of its visa and group tour schemes that allow mainland Chinese residents to travel to Macau, various quarantine measures in Macau and elsewhere, travel and entry restrictions and conditions in Macau, Hong Kong, Taiwan, and mainland China, and the suspension of ferry services to Macau from Hong Kong and mainland China and other modes of transportation within Macau. Regionally, bans on entry or enhanced quarantine requirements, depending on the person’s residency and their recent travel history, for any Macau residents, PRC citizens, Hong Kong residents and Taiwan residents attempting to enter Macau are drastically impacting visitation. Persons who are not residents of the Greater China area are barred from entry to Macau at this time, and quarantine requirements for those traveling between Hong Kong and Macau have been announced to remain effective until at least December 31, 2020, at which time they may be lifted.

While most of the foregoing travel restrictions and quarantine and testing requirements continue to weigh on visitation to Macau, beginning in June 2020 certain of these restrictions have eased as certain regions gradually recover from the COVID-19 pandemic. In July 2020, Guangdong Province, a Chinese province adjacent to Macau, eased certain quarantine requirements for those traveling between Guangdong Province and Macau, subject to certain testing requirements and health declarations.On September 23, 2020, mainland China authorities fully resumed the Individual Visit Scheme ("IVS") exit visa program, which, prior to its suspension by the PRC government due to COVID-19 travel restrictions, permitted individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes. Stringent health declarations, testing and other procedures remain in place, and all visitors seeking entry to Macau need to test negative for COVID-19 before entering Macau. We are currently unable to determine when remaining restrictions and requirements will be further eased, and lifted or eased measures may be reintroduced if there are adverse developments in the COVID-19 situation in Macau and other regions with access to Macau.

Although all our properties are currently open, we cannot predict whether future closures would be appropriate or could be mandated. For instance, a confirmed COVID-19 case being found in the casinos in the future could result in all casino operations in Macau, including those of Wynn Palace and Wynn Macau, being suspended by the Macau government.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases in satisfaction of tax withholding obligations on vested restricted stock during the quarter ended September 30, 2020:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
July 31, 2020	12,220	$71.48	$873,480
August 31, 2020	1,189	$76.63	$91,114
September 30, 2020	1,612	$83.05	$133,879

None of the foregoing repurchases that occurred during the three months ended September 30, 2020 were part of the Company's publicly announced repurchase program. As of September 30, 2020, we had $800.1 million in repurchase authority under the program.

Item 5. Other Information

None.

Item 6. Exhibits
(a)Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.).
3.2	Ninth Amended and Restated Bylaws of the Registrant. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 28, 2020.).
*4.1	Indenture, dated as of August 26, 2020, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, related to senior notes due 2028.
*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 19 U.S.C. Section 1350.
101	The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019; (iv) the Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: November 6, 2020	By:	/s/ Craig S. Billings
Craig S. Billings
President and Chief Financial Officer
(Principal Financial and Accounting Officer)