Form 10-K
period 2020-12-31
WYNN RESORTS LTD
filed 2021-02-26
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates based on the closing price as reported on the Nasdaq Global Select Market on June 30, 2020 was approximately $7.27 billion.
As of February 16, 2021, 115,615,473 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

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

In October 2020, Wynn Interactive Ltd. ("Wynn Interactive") was formed through the merger of our U.S. online sports betting and gaming business, social casino business, and our strategic partner, BetBull Limited ("BetBull"). Following the merger, Wynn Resorts owns approximately 72% of, and consolidates, Wynn Interactive. This transaction positions Wynn Resorts to capitalize on developing opportunities in digital and interactive sports betting and gaming throughout the U.S., by combining Wynn Resorts' nationally recognized brand with BetBull's digital sports betting operational capabilities and technology. Wynn Interactive's subsidiary operates the digital and interactive sports betting app, WynnBET, which is currently operational in New Jersey, Colorado, and Michigan. In addition, subject to all necessary legislative authorizations and regulatory approvals, Wynn Interactive’s subsidiary has secured market access and has submitted an application for licensing in Indiana, has secured market access in Iowa and Ohio, has received conditional licensing in Tennessee, and has submitted an application for licensing in Virginia. In Massachusetts and Nevada, where we operate casino resorts, it is contemplated that Wynn Interactive’s subsidiary will operate interactive gaming and sports betting.

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

Recent Developments Related to COVID-19

In January 2020, a new strain of coronavirus, COVID-19 ("COVID-19"), was identified. Since then, COVID-19 has spread around the world, and steps have been taken by various countries, including those in which the Company operates, to advise citizens to avoid non-essential travel, to restrict inbound international travel, to implement closures of non-essential operations, and to implement quarantines and lockdowns to contain the spread of the virus. Several vaccines have been granted authorizations in numerous countries and vaccines are being rolled out to citizens based on their priority of need. There can be no assurance as to when a sufficient number of individuals will be vaccinated, permitting travel restrictions to be lifted.

Macau Operations

In response to the COVID-19 pandemic, our casino operations in Macau were closed for a 15-day period in February 2020 and resumed operations on a reduced basis on February 20, 2020. On March 20, 2020 our casino operations were fully restored; however, certain COVID-19 specific protective measures, such as limiting the number of seats per table game, increasing the spacing between active slot machines, and visitor entry checks and requirements involving temperature checkpoints, mask wearing, health declarations and proof of negative COVID-19 test results remain in effect at the present time.

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, the suspension or reduced availability of the Individual Visit Scheme (the

“IVS”), group tour scheme and other travel visas for visitors, quarantine measures in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the People's Republic of China (the "PRC"), the Hong Kong Special Administrative Region of the PRC ("Hong Kong"), and Taiwan involving COVID-19 testing, among other things, and the suspension or reduced accessibility of transportation to and from Macau. At present, bans on entry or enhanced quarantine requirements remain in place for people attempting to enter Macau, depending on various conditions such as the usual visa requirements, their COVID-19 test results, purpose of visit, recent travel history and/or other conditions as applicable.

While many aspects of these travel restrictions and conditions continue to adversely impact visitations to Macau, beginning in June 2020 certain restrictions and conditions have eased to allow for visitation to Macau as certain regions recover from the COVID-19 pandemic. Quarantine-free travel, subject to COVID-19 safeguards such as testing and the usual visa requirements, was reintroduced between Macau and an increasing number of areas and cities within the PRC in progressive phases from June to August 2020, commencing with an area in Guangdong Province, which is adjacent to Macau, and expanding to additional areas and major cities within Guangdong Province, followed by most other areas of the PRC. On September 23, 2020, PRC authorities fully resumed the IVS exit visa program, which permits individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes.

Notwithstanding these developments, certain border control, travel-related restrictions and conditions, including certain quarantine and medical observation measures, stringent health declarations, COVID-19 testing and other procedures remain in place, and all visitors need to test negative for COVID-19 before entering Macau.

Given the evolving conditions created by and in response to the COVID-19 pandemic, we are currently unable to determine when travel-related restrictions and conditions will be further lifted. Measures that have been lifted or are expected to be lifted may be reintroduced if there are adverse developments in the COVID-19 situation in Macau and other regions with access to Macau.

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

Encore Boston Harbor closed on March 15, 2020, and reopened on July 10, 2020 with certain COVID-19 specific protective measures in place, such as limiting the number of seats per table game, slot machine spacing, temperature checks, and mask protection. In addition, certain food and beverage outlets have remained closed, and following the July 10, 2020 reopening, our hotel operations were limited to Thursday through Sunday until their temporary closure on November 6, 2020, pursuant to a state directive limiting the operating hours of certain businesses, including restaurants and casinos. On January 25, 2021, the limitations on operating hours were lifted, and Encore Boston Harbor restored certain operations, including its hotel, although it remains limited to Thursday through Sunday. We are currently unable to determine when the remaining measures will be lifted.

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

As of December 31, 2020, the Company had total cash and cash equivalents, excluding restricted cash, of $3.48 billion, and had access to $117.9 million of available borrowing capacity from the WRF Revolving Facility and $343.5 million of available borrowing capacity from the Wynn Macau Revolving Facility. The Company has suspended its dividend program and has postponed major project capital expenditures. In addition, the Company raised $842.5 million in an equity offering in February 2021. Given the Company's liquidity position at December 31, 2020 and the steps the Company has taken as further described in Note 7, "Long-Term Debt," the Company believes it is able to support continuing operations and respond to the current COVID-19 pandemic challenges.

Our Strategy

We conceptualize, design, build, and operate our resorts to create unforgettable customer experiences across a diverse set of gaming and non-gaming amenities that attract a wide range of customer segments and generate strong financial results.

Central to our strategy is the construction of, and regular reinvestment in, world-class integrated resorts. These activities are led by our in-house design, development, and construction subsidiary and its senior management team, which has significant experience across all major design and construction disciplines. In addition, we believe superior customer service is the best marketing strategy to attract customers and drive repeat visitation to our resorts. Human resources and staff training are essential to ensuring our employees are prepared to provide the luxury service that our guests expect. We have been successful in attracting a wide range of premium guests both domestically and internationally. We leverage our international marketing team across branch offices located in Hong Kong, Singapore, Japan, Taiwan, and Canada to connect with and build relationships with our international customers. We continually evaluate our offerings and service levels, and as a result, have made and expect to continue to make enhancements and refinements to our resorts.

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

Our Commitment to Corporate Social Responsibility

We are committed to our people, our communities, and our planet. Executing on our commitment to corporate social responsibility includes:

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

In Macau and across the Greater Bay Area, which is the region encompassing Macau, Hong Kong, and southern Guangdong Province, we strive to drive reinvestment in our community, encourage volunteerism, and promote responsible gaming through our Wynn Care program. Since launching this program, we have centralized our community-focused initiatives under one umbrella and meaningfully increased our involvement in various volunteer activities and community events in Macau, the Greater Bay Area, and beyond. We are also fully committed to supporting the sustainable development of Macau and endeavor to provide our guests with a premium experience while remaining environmentally conscious by monitoring and reducing inefficient energy and resource consumption and embracing technologies that help us to responsibly use our resources. In addition, we provide our employees in Macau with numerous professional development and training opportunities to elevate core and leadership skills.

Executing on Our Strategy

Reflecting our strategic focus, our values, and our commitment to delivering world-class, five-star service within luxury integrated resorts, the Company has received the following recognition:

•Wynn Las Vegas was among the first resorts in the world to become Sharecare Health Security VERIFIEDTM with Forbes Travel Guide. The comprehensive facility verification helps ensure that guests can book with confidence at a resort that has consistent and robust health safety procedures in place.
•Wynn Las Vegas and Encore have each earned Five-Star status on the 2021 Forbes Travel Guide ("FTG") Star Rating list and are the largest and second largest FTG Five-Star resorts in the world, respectively. Wynn Palace, originally earning FTG Five-Star status in 2018, is the third largest.
•Collectively, Wynn Resorts earned more FTG Five-Star awards than any other independent hotel company in the world in 2021.
•Wynn Palace garnered seven individual FTG Five-Star awards in 2021.
•Wynn Macau continues to be the only resort in the world with eight individual FTG Five-Star awards in 2021.
•Wynn Macau and Wynn Palace are the most decorated integrated resort brands in Asia with fifteen FTG Five-Star awards combined.
•Wynn Las Vegas and Encore collectively received seven FTG Five-Star awards in 2021, the most of any resorts in North America.
•Wynn Resorts was once again honored to be included on FORTUNE Magazine's 2021 World's Most Admired Companies list in the hotel, casino, and resort category and ranked first overall in the category of Quality of Products/ Services among all international hotel companies.
•Wynn Las Vegas has received Four Green Globes, the highest certification for energy-efficient and sustainable buildings from the Green Building Initiative.
•Encore Boston Harbor has been certified LEED Platinum, the U.S. Green Building Council's highest level of certification.

Our Resorts

We present the operating results of our four resorts in the following segments: Wynn Palace, Wynn Macau, Las Vegas Operations, and Encore Boston Harbor. We generally experience fluctuations in revenues and cash flows from month to month, including from such factors as the timing of major conventions and holidays; however, we do not believe that our business is materially impacted by seasonality. As previously discussed, the COVID-19 pandemic has had and will continue to have a material impact on our resorts.

Wynn Palace

We opened Wynn Palace in August 2016, on Macau's Cotai Strip, conveniently located minutes from both Macau International Airport and the Macau Taipa Ferry Terminal and directly adjacent to a stop serviced by Macau's light rail system, which recently commenced operations in Cotai. The property features approximately 424,000 square feet of casino space with 323 table games and 1,066 slot machines, as well as private gaming salons and sky casinos. Wynn Palace also features a luxury hotel tower with a total of 1,706 guest rooms, suites, and villas, offering a health club, spa, salon, and pool. In addition, Wynn Palace offers 14 food and beverage outlets, approximately 107,000 square feet of high-end, brand-name retail space, and approximately 37,000 square feet of meeting and convention space. The property's signature public attractions and entertainment offerings include a performance lake, a gondola ride offering convenient street-level access, and an exceptional display of Western and Asian art.

We have continued with the design stages of developing the second phase of expansion of Wynn Palace. We currently expect that the next phase of our development at Wynn Palace will become a unique world-class cultural destination, incorporating an array of non-gaming amenities such as event space, interactive entertainment installations, food and beverage offerings, and additional hotel rooms.

Wynn Macau

We opened Wynn Macau in September 2006, and Encore, an expansion of Wynn Macau, in April 2010. Located in the heart of downtown Macau, the property features approximately 252,000 square feet of casino space with 331 table games and 896 slot machines, as well as private gaming salons, sky casinos, and a poker room. Wynn Macau also features two luxury hotel towers with a total of 1,010 guest rooms and suites, offering two health clubs, two spas, a salon and a pool. In addition, Wynn Macau offers 12 food and beverage outlets, approximately 59,000 square feet of high-end, brand-name retail space, and approximately 31,000 square feet of meeting and convention space. Wynn Macau's signature attractions include a rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "tree of prosperity" and "dragon of fortune" features.

In November 2019, we opened the first phase of our Lakeside Casino expansion at Wynn Macau which features 44 mass market table games and a refurbished high-limit slot area. We substantially completed the second phase, which will include two new restaurants and approximately 7,000 square feet of additional retail space, in December 2019, and expect to open portions of the second phase in the first half of 2021 depending on market conditions and other factors.

Las Vegas Operations

We opened Wynn Las Vegas in April 2005 and Encore, an expansion of Wynn Las Vegas, in December 2008. Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. The property features approximately 194,000 square feet of casino space with 209 table games and 1,737 slot machines, as well as private gaming salons, a sky casino, a poker room, and a race and sports book. Wynn Las Vegas also features two luxury hotel towers with a total of 4,748 guest rooms, suites, and villas, which offers swimming pools, private cabanas, two full service spas and salons, and a wedding chapel. In addition, Wynn Las Vegas offers 31 food and beverage outlets, approximately 152,000 square feet of high-end, brand-name retail space, and approximately 513,000 square feet of meeting and convention space. Our nightlife and entertainment offerings at Wynn Las Vegas include three nightclubs and a beach club, and two theaters presenting entertainment productions and various headliner entertainment acts. In October 2019, we reopened the newly reconfigured Wynn Las Vegas golf course, which had been closed since 2017.

Encore Boston Harbor

On June 23, 2019, the Company opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The property features approximately 208,000 square feet of casino space with 198 table games and approximately 1,890 slot machines, private and high-limit gaming areas, and a poker room. Encore Boston Harbor also features a luxury hotel tower with a total of 671 guest rooms and suites, which offers a spa and salon. In addition, Encore Boston Harbor offers 16 food and beverage outlets and a nightclub, approximately 8,000 square feet of retail space, and approximately 71,000 square feet of meeting and convention space. Public attractions include a waterfront park, floral displays, and water shuttle service to downtown Boston.

Market and Competition

The casino resort industry is highly competitive. We compete with other high-quality resorts located near our properties on the basis of the range of amenities, level of service, price, location, entertainment, themes and size, among other factors. We seek to differentiate our integrated resorts by delivering superior design and customer service.

Macau

Macau, located in the Greater Bay Area, is governed as a special administrative region of China and is located approximately 37 miles southwest of Hong Kong. The journey between Macau and Hong Kong takes approximately 15 minutes by helicopter, 30 minutes by road since the opening of the Hong Kong-Zhuhai-Macau Bridge in October 2018, and one hour by jetfoil ferry. Macau, which has been a casino destination for more than 50 years, consists principally of a peninsula on mainland China and two neighboring islands, Taipa and Coloane, between which the Cotai area is located. In 2002, the government of Macau ended a 40-year monopoly on the conduct of gaming operations by conducting a competitive process that resulted in the issuance of gaming concessions to three concessionaires (including Wynn Resorts (Macau) S.A., ("Wynn Macau SA")) who in turn were permitted, subject to the approval of the government of Macau, to each grant one subconcession, resulting in a total of six gaming concessionaires and subconcessionaires. In addition to Wynn Macau SA, each of Sociedade de Jogos de Macau ("SJM") and Galaxy Entertainment Group Limited ("Galaxy") are primary concessionaires with Sands China Ltd. ("Sands"), Melco International Development Limited ("Melco") and MGM China Holdings Limited ("MGM China") operating under subconcessions. There is no limit to the number of casinos each concessionaire or subconcessionaire is permitted to operate, but each facility is subject to government approval. Currently, there are 41 casinos operating in Macau.

Macau's gaming market is primarily dependent on tourists, typically traveling from nearby destinations in Asia. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, over 90% of the visitors to Macau in 2019 came from the PRC, Hong Kong and Taiwan, increasing to over 95% in 2020, primarily due to certain border control and other travel related restrictions put in place as a result of the COVID-19 pandemic. Travel to Macau by citizens of the PRC requires a visa.

We believe that the Macau region hosts one of the world's largest concentrations of potential gaming and tourism customers. Since the introduction of new casinos starting in 2004, the Macau market has experienced a significant increase in annual gaming revenue. According to Macau Statistical Information, annual gaming revenues grew from $2.9 billion in 2002 to $36.5 billion in 2019, before falling to $7.6 billion in 2020 due to various quarantine measures and travel and entry restrictions and conditions since the outbreak of COVID-19. In addition, according to government statistics, tourist arrivals in Macau decreased 85.0% in 2020, to 5.9 million, from 39.4 million in 2019. We continue to believe that, despite the current challenges posed by the COVID-19 pandemic, Macau's stated goal of becoming a world-class tourism destination will continue to drive additional visitation to the market and create future opportunities for us to invest and grow.

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

Las Vegas

Las Vegas is the largest gaming market in the United States. The Las Vegas gaming market is highly competitive and is largely dependent on tourist arrivals and meeting and convention-related visitation.

Las Vegas Strip gaming revenues decreased significantly during the year ended December 31, 2020 due to the adverse effects of the COVID-19 pandemic. According to statistics published by the Nevada Gaming Control Board, Las Vegas Strip total gaming win was $3.7 billion in 2020, a 43.9% decrease from $6.6 billion in 2019. Overall Las Vegas visitor volume was 19.0 million in 2020, a 55.3% decrease from 42.5 million in 2019. Occupancy on the Las Vegas Strip decreased 48.3% to 42.1%, from 90.4% in 2019. Convention attendees decreased 74.0% in 2020, following year-over-year increases of 7.1%, 3.0%, and 2.3% from 2017 to 2019, respectively.

Our Las Vegas Operations are located on the Las Vegas Strip and compete with other high-quality resorts and hotel casinos in Las Vegas. There are currently several large-scale integrated resort projects under development in the vicinity of our

Las Vegas Operations, which, when completed, may present increased competition. Our Las Vegas Operations also compete, to some extent, with other casino resorts throughout the United States and elsewhere in the world.

Massachusetts

Massachusetts and its neighboring states of Connecticut and Rhode Island are host to a large, established casino market that generated over $2.5 billion of gross gaming revenue in 2019, before the outbreak of COVID-19. The greater Boston metropolitan area is the largest population center in New England, with a population of approximately 5 million residents.

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

We are required to be registered as a publicly traded corporation (a "registered public company") and to be found suitable by the NGC to own the equity interests of Wynn Resorts Holdings, LLC ("Wynn Resorts Holdings"). Wynn Resorts Holdings is required to be registered as an intermediary company and to be found suitable to own the equity interests of Wynn Resorts Finance, LLC ("Wynn Resorts Finance") (f/k/a Wynn America, LLC). Wynn Resorts Finance, LLC is required to be registered as an intermediary company and to be found suitable by the NGC to own the equity interests of Wynn America Group, LLC (“Wynn America Group”). Wynn America Group is required to be registered as an intermediary company and to be found suitable by the NGC to own the equity interests of Wynn Las Vegas Holdings, LLC ("Wynn Las Vegas Holdings"). Wynn Las Vegas Holdings is required to be registered as an intermediary company and to be found suitable by the NGC to own the equity interests of Wynn Las Vegas, LLC. Wynn Resorts Holdings, Wynn Resorts Finance, Wynn America Group, and Wynn Las Vegas Holdings are referred to individually as a "registered intermediary subsidiary" and collectively as the "registered intermediary subsidiaries." We and the registered intermediary subsidiaries hold all the various registrations, approvals, permits and licenses required for Wynn Las Vegas, LLC to engage in gaming activities in Nevada.

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

The Nevada Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the NGC. The Nevada Act requires beneficial owners of more than 10% of a registered company's voting securities to apply to the NGC for a finding of suitability within 30 days after the Chair of the NGCB mails the written notice requiring such filing. Under certain circumstances, an "institutional investor" as defined in the Nevada Act which acquires more than 10%, but not more than 25%, of a registered company's voting securities may apply to the NGC for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of a registered company's voting securities and may, in certain circumstances, own up to 29% of the voting securities of a registered company for a limited period of time and maintain the waiver.

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

Interactive Sports Betting and Casino Gaming

We and our partners are subject to various federal, state, and international laws and regulations that affect our interactive sports betting and casino gaming businesses. The ownership, operation, and management of our interactive sports betting and casino gaming business are subject to regulations of each of the jurisdictions in which we operate. Additional laws in these areas may be passed in the future, which could result in impact to the ways in which we and our partners are able to offer interactive sports betting and casino gaming in jurisdictions that permit such activities.

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

Human Capital

As of December 31, 2020, we had approximately 27,500 employees (including approximately 13,100 in Macau and 14,400 in the United States).

Diversity and inclusion are the cornerstone of our human capital management efforts. We are committed to a fair and inclusive work environment at each of our resorts. As part of this commitment, we offer diversity and inclusion training to all of our employees. We foster the growth and development of our employees to ensure that they remain best-equipped to deliver the singular customer service at each of our resorts. Across our resorts, we maintain an extensive program of training and development focused on skills development and career advancement.

Since the initial outbreak of the COVID-19 pandemic, we have been at the forefront of ensuring the health and safety of our employees. In April 2020, Wynn Resorts was one of the first integrated resort operators to produce a detailed reopening plan, which included rigorous sanitation, health, and safety protocols, stringent employee testing, and a dedicated contact tracing team. In the U.S., during the early stages of the COVID-19 pandemic, the Company committed to paying all employees including part-time employees, full compensation, including tips, for at least sixty days. The Company also worked closely to accommodate employees' requests to use the Families First Coronavirus Relief Act and the Family Medical Leave Act.

Our non-union employees are all eligible to participate in the Company paid health, vision, dental, life, prescription, and long-term disability insurance plans. The Company also provides employee paid supplemental life and accident insurance plans. In the U.S., to encourage employees to keep up with routine medical care and participate in its wellness program, the Company funds a Health Reimbursement Account for participating employees. To help employees cover medical expenses pre-tax, the Company offers employees in the U.S. a Flexible Spending Account. The Company also offers defined contribution retirement plans to its eligible employees, and a non-mandatory central provident fund scheme to eligible employees in Macau which includes contributions from employees and the employer.

Our collective bargaining agreement with the Culinary Workers Union, Local 226, and Bartenders Union, Local 165, which covers approximately 5,400 employees at Wynn Las Vegas, expires in July 2023. The term of the collective bargaining agreement was extended through Memoranda of Agreement ("MOA") that the Company and the Culinary and Bartenders’ Unions entered into in April 2020 and January 2021, respectively. The MOA further provided for a partial deferral of the 2020 and 2021 contractual wage increases until 2023, and allowed the Company additional flexibility in scheduling during the pandemic. In exchange, the Company agreed to a supplemental benefit contribution to provide continued health insurance coverage to employees with reduced hours. Our collective bargaining agreement with the Transport Workers Union, Local 721, which covers approximately 400 of our table games dealers at Wynn Las Vegas, was rendered null and void by the union's disclaimer of interest in March 2019. Subsequently, in March 2019, the table games dealers at Wynn Las Vegas voted to be represented by the United Auto Workers Union. Wynn Las Vegas is in the process of negotiating a new collective bargaining agreement. In December 2018, employees in the horticulture and transportation departments at Wynn Las Vegas voted to be represented by the International Brotherhood of Teamsters, and Wynn Las Vegas is in the process of negotiating a collective bargaining agreement which would cover approximately 150 employees.

In April 2019, Encore Boston Harbor entered into a memorandum of agreement with UNITE HERE, Local 26, for certain of the non-gaming service positions at the facility. Encore Boston Harbor is in the process of negotiating an initial collective bargaining agreement with the union, which will cover a significant number of employees at the facility.

We view employee retention as a measure of our success in human capital management. Our voluntary employee turnover rate was 9% and 4% in United States and Macau in 2020, 17% and 10% in United States and Macau in 2019, and 18% and 13% in United States and Macau in 2018.

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

Pursuant to the Surname Rights Agreement, dated August 6, 2004, Stephen A. Wynn ("Mr. Wynn") granted us our exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the "Wynn" surname for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Pursuant to a separation agreement, dated February 15, 2018, by and between Mr. Wynn and the Company, if we cease to use the "Wynn" surname and trademark, we will assign all of our right, title, and interest in the "WYNN" marks to Mr. Wynn and terminate the Surname Rights Agreement.

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
•restrictions or conditions on visitation by citizens of PRC to Macau;
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

Risks Related to our Business

The initial outbreak of COVID-19 and subsequent COVID-19 pandemic have had and will likely continue to have an adverse effect on our business, operations, financial condition and operating results, and the ability of our subsidiaries to pay dividends and distributions.
In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified and has since then spread around the world. Currently, there are no fully-effective treatments that are broadly approved for COVID-19 and there can be no assurance that a fully-effective treatment will be developed. While vaccines have been developed and approved for use by certain governmental health agencies, there is considerable uncertainty with regard to how quickly such vaccines can be deployed to the general public and how quickly they will stem the spread of COVID-19. The COVID-19 pandemic and the spread, and risk of resurgence, of COVID-19 will continue to negatively impact many aspects of our business and the ability and desire of people to travel and participate in activities at crowded indoor places, such as those we offer at our properties.
In response to and as part of a continuing effort to reduce the initial spread of COVID-19, each of our properties was closed temporarily pursuant to government directives. Since reopening, we have implemented certain COVID-19 specific protective measures at each location, such as limiting the number of seats per table game, increasing the space between slot machines, temperature checks, and mask protection. Health declarations and proof of negative COVID-19 test results are required for entry into gaming areas in Macau. Although all of our properties are currently open, we cannot predict whether future closures, in full or in part, will occur. For example, in response to an increase in COVID-19 cases in Massachusetts, on November 2, 2020, the Governor of Massachusetts issued a directive limiting the operating hours of certain businesses, including restaurants and casinos, effective November 6, 2020. Encore Boston Harbor modified its hours of operation as a result of this directive, which was lifted on January 25, 2021.
Visitation to our properties and gross gaming revenues have significantly decreased since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, broad quarantine measures, travel restrictions and advisories, including recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and in Macau, the suspension or reduced availability of the IVS, group tour scheme and other travel visas for visitors. While some of the initial protective measures and restrictions have eased since their initial implementation, certain border control, travel-related restrictions and conditions, including quarantine and medical observation measures, stringent health declarations, COVID-19 testing and other procedures remain in place. Given the evolving conditions created by and in response to the COVID-19 pandemic, we are currently unable to determine when travel-related restrictions and conditions will be further lifted. Measures that have been lifted or are expected to be lifted may be reintroduced if there are adverse developments in the COVID-19 situation. Moreover, once travel advisories and restrictions are fully lifted, demand for casino resorts may remain weak for a significant length of time and inbound tourism to Macau may be slow to recover. We cannot predict when, or even if, operating results at our properties will return to pre-outbreak levels. In particular, consumer behavior related to discretionary spending and traveling, including demand for casino resorts, may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of the COVID-19 pandemic. In addition, we cannot predict the impact that the COVID-19 pandemic will have on our partners, such as tenants, travel agencies, suppliers and other vendors, which may adversely impact our operations.
Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of containment measures, the impact on our results of operations, cash flows and financial condition in 2021 and potentially thereafter will be material, but cannot be reasonably estimated at this time. To the extent the COVID-19 pandemic adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks related to our business, including those relating to our ability to raise capital, our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants or other restrictions contained in the agreements that govern our indebtedness. In addition, the COVID-19 pandemic has significantly increased global economic and demand uncertainty. Global recovery from the economic fallout of the COVID-19 pandemic could take many years, which could continue to have adversely impact our financial condition and operations.

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations. The cost of compliance or failure to comply with such regulations and authorities could have a negative effect on our business.
The operations of our resorts are contingent upon our obtaining and maintaining all necessary licenses, permits, approvals, registrations, findings of suitability, orders and authorizations in the jurisdictions in which our resorts are located. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The NGC may require the holder of any debt or securities that we, the registered intermediary subsidiaries, or Wynn Las Vegas, LLC issue to file applications, be investigated and be found suitable to own such debt or securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.
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
United States gaming regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approvals; approve changes in our operations; and levy fines or require forfeiture of assets for violations of gaming laws or regulations. Complying with gaming laws, regulations and license requirements is costly. Any change in gaming laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming licenses could require us to make substantial expenditures and forfeit assets, and would negatively affect our gaming operations.
Failure to adhere to the regulatory and gaming requirements in Macau could result in the revocation of our Macau Operations' concession or otherwise negatively affect its operations in Macau. Moreover, we are subject to the risk that U.S. regulators may not permit us to conduct operations in Macau in a manner consistent with the way in which we intend, or the applicable U.S. gaming authorities require us, to conduct our operations in the United States.
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

Our business is particularly sensitive to reductions in discretionary consumer spending, including as a result of economic downturns or increasing geopolitical tensions.
The global macroeconomic environment is facing significant challenges, including an extended economic downturn, and possibly a global recession, caused primarily by the global COVID-19 pandemic, dampened business sentiment and outlook, and various geopolitical and trade-related tensions. Our financial results have been, and are expected to continue to be, affected by the global and regional economy. Any severe or prolonged slowdown in the global or regional economy may materially and adversely affect our business, results of operations and financial condition.
Recently there have also been heightened tensions in international relations, notably with respect to international trade, including increases in tariffs and company and industry specific restrictions. These issues, in addition to changes in national security policies and geopolitical issues, can impact the global and regional economy and impact our business in a negative fashion. Various types of restrictions have been placed by government agencies on targeted industries and companies which could potentially negatively impact the intended subject as well as other companies and persons sharing a common country of operations. These types of events have also caused significant volatility in global equity and debt capital markets which could trigger a severe contraction of liquidity in the global credit markets.
Consumer demand for hotels, casino resorts, trade shows, conventions and for the type of luxury amenities that we offer is particularly sensitive to downturns in the economy, which adversely affect discretionary spending on leisure activities. Because a significant number of our customers come from the PRC, Hong Kong and Taiwan, the economic condition of Macau and its surrounding region, in particular, affects the gaming industry in Macau and our Macau Operations. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, high unemployment, perceived or actual changes in disposable consumer income and wealth, economic recession, changes in consumer confidence in the economy, fears of war and acts of terrorism could reduce customer demand for the luxury amenities and leisure activities we offer and may negatively impact our operating results.

Demand for our products and services may be negatively impacted by strained international relations, economic disruptions, visa and travel restrictions or difficulties, anti-corruption campaigns, restrictions on international money transfers and other policies or campaigns implemented by regional governments
A significant amount of our gaming revenues is generated from customers arriving from the PRC, Hong Kong and Taiwan. Strained international relations, economic disruption and other similar events could negatively impact the number of visitors to our facilities and the amount they spend. In addition, policies adopted from time to time by governments, including any visa and travel restrictions or difficulties faced by our customers such as restrictions on exit visas for travelers requiring them or restrictions on visitor entry visas for the jurisdictions in which we operate, could disrupt the number of visitors to our properties from those affected places, including from the PRC, Hong Kong and Taiwan. It is not known when, or if, policies restricting visitation by PRC citizens will be put in place and such policies may be adjusted, without notice, in the future. Furthermore, anti-corruption campaigns may influence the behavior of certain of our customers and their spending patterns. Such campaigns, as well as monetary outflow policies have specifically led to tighter monetary transfer regulations in a number of areas. These policies may affect and impact the number of visitors and the amount of money they spend. The overall effect of these campaigns and monetary transfer restrictions may negatively affect our revenues and results of operations.

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
We are dependent on the willingness of our customers to travel. Only a small amount of our business is and will be generated by local residents. Most of our customers travel to reach our Las Vegas and Macau properties. Acts of terrorism or concerns over the possibility of such acts may severely disrupt domestic and international travel, which would result in a decrease in customer visits to Las Vegas and Macau, including our properties. Regional conflicts could have a similar effect on domestic and international travel. Disruptions in air or other forms of travel as a result of any terrorist act, outbreak of hostilities, escalation of war or worldwide infectious disease outbreak would have an adverse effect on our business and financial condition, results of operations and cash flows. In addition, governmental action and uncertainty resulting from global political trends and policies of major global economies, including potential barriers to travel, trade and immigration can reduce demand for hospitality products and services, including visitation to our resorts.
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
We are currently entirely dependent upon our Macau Operations, Las Vegas Operations and Encore Boston Harbor for all of our operating cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties or greater geographic diversification. The risks to which we have a greater degree of exposure include changes in local economic and competitive conditions; changes in local and state governmental laws and regulations, including gaming laws and regulations, and the way in which those laws and regulations are applied; natural and other disasters, including the outbreak of infectious diseases; an increase in the cost of maintaining our properties; a decline in the number of visitors to Las Vegas, Macau or Boston; and a decrease in gaming and non-casino activities at our resorts. Any of these factors could negatively affect our results of operations and our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.
We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. For example, if the COVID-19 outbreak continues to interrupt our gaming operations or visitation to Macau or if the outbreak escalates, it may have a material adverse effect on our subsidiaries' results of operations and their ability to pay dividends or distributions to us.
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
General. The casino/hotel industry is highly competitive. Increased competition could result in a loss of customers which may negatively affect our cash flows and results of operations.
Macau Operations. There are three gaming concessions and three subconcessions authorized by the Macau government for the operation of casinos in Macau, of which we hold one of the gaming concessions. The Macau government has had the ability to grant additional gaming concessions since April 2009. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Several of the current concessionaires and subconcessionaires have opened facilities in the Cotai area over the past few years, which has significantly increased gaming and non-gaming offerings in Macau, with continued development and further openings in Cotai expected in the near future.

Our Macau Operations face competition from casinos throughout the world, including Singapore, South Korea, the Philippines, Malaysia, Vietnam, Cambodia, Australia, Las Vegas, cruise ships in Asia that offer gaming and other casinos throughout Asia. Additionally, certain other Asian countries and regions have legalized or in the future may legalize gaming, such as Japan, Taiwan and Thailand, which could increase competition for our Macau Operations.
Las Vegas Operations and Encore Boston Harbor. Our Las Vegas Operations compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors. Wynn Las Vegas also competes with other casino/hotel facilities in other cities. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization or expansion of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers away from Wynn Las Vegas. Encore Boston Harbor competes with other casinos in the northeastern United States. Additional competition in the northeast region as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes may harm our business. As competing properties and new markets are opened, our operating results may be negatively impacted.

Our business relies on premium customers. We often extend credit, and we may not be able to collect gaming receivables from our credit players or credit play may decrease.
General. A significant portion of our table games revenue at our resorts is attributable to the play of a limited number of premium customers. The loss or a reduction in the play of the most significant of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows. Adverse global or regional economic conditions, could reduce the frequency of visits by these customers and revenue generated from them.
We conduct our gaming activities on a credit, as well as a cash, basis. The casino credit we extend is generally unsecured and due on demand. We will extend casino credit to those customers whose level of play and financial resources, in the opinion of management, warrant such an extension. Table games players typically are extended more credit than slot players, and high-value players typically are extended more credit than customers who tend to wager lower amounts. The collectability of receivables from customers could be negatively affected by future business or economic trends or by significant events in the countries in which these customers reside. In addition, premium gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-value gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.
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
Currently, the gaming tax in Macau is calculated as a percentage of gross gaming revenue, including the face value of credit instruments issued. The gross gaming revenues calculation in Macau does not include deductions for uncollectible gaming debts. As a result, if we extend credit to our customers in Macau and are unable to collect on the related receivables from them, we remain obligated to pay taxes on our winnings from these customers regardless of whether we collect on the credit instrument.
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

Our new projects may not be successful. Construction projects will be subject to development and construction risks, which could have an adverse effect on our financial condition, results of operations or cash flows.
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
The projected development costs for our projects reflect our best estimates and the actual development costs may be higher than expected. Contingencies that have been set aside by us to cover potential cost overruns or potential delays may be insufficient to cover the full amount of such overruns or delays. If these contingencies are not sufficient to cover these costs, or if we are not able to recover damages for these delays and contingencies, we may not have the funds required to pay the excess costs and our projects may not be completed. Failure to complete our projects may negatively affect our financial condition, our results of operations and our ability to pay our debt.

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
Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our and our affiliates' directors, employees, contractors or agents from violating or circumventing our policies and the law. If we or our affiliates, or either of our respective directors, employees or agents fail to comply with applicable laws or Company policies governing our operations, the Company may face investigations, prosecutions and other legal proceedings and actions, which could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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
A common element of most of these marks is the use of the surname "WYNN." As a general rule, a surname (or the portion of a mark primarily constituting a surname) is not eligible for registration unless the surname has acquired "secondary meaning." To date, we have been successful in demonstrating to the PTO such secondary meaning for the WYNN marks, in certain of the applications, based upon factors including the Company's long-term use, advertising and promotional efforts related to the marks and the level of international fame achieved by the marks, but we cannot assure you that we will be successful with the other pending applications.
Federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.
Furthermore, due to the increased use of technology in computerized gaming machines and in business operations generally, other forms of intellectual property rights (such as patents and copyrights) are becoming of increased relevance. It is possible that, in the future, third parties might assert superior intellectual property rights or allege that their intellectual property rights cover some aspect of our operations. The defense of such allegations may result in substantial expenses, and, if such claims are successfully prosecuted, may have a material impact on our business. There has been an increase in the international operation of fraudulent online gambling and investment websites attempting to scam and defraud members of the public. Websites offering these or similar activities and opportunities that use our names or similar names or images in likeness to ours, are doing so without our authorization and possibly unlawfully and with criminal intent. If our efforts to cause these sites to be shut down through civil action and by reporting these sites to the appropriate authorities (where applicable) are unsuccessful or not timely completed, these unauthorized activities may continue and harm our reputation and negatively affect our business. Efforts we take to acquire and protect our intellectual property rights against unauthorized use throughout the world may be costly and may not be successful in protecting and preserving the status and value of our intellectual property assets.

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
Our Macau Operations are subject to significant political, economic and social risks inherent in doing business in an emerging market. The future success of our Macau Operations will depend on political and economic conditions in Macau and PRC. For example, fiscal decline, international relations, and civil, domestic or international unrest in Macau, China or the surrounding region could significantly harm our business, not only by reducing customer demand for casino resorts, but also by increasing the risk of imposition of taxes and exchange controls or other governmental restrictions, laws or regulations that might impede our Macau Operations or our ability to repatriate funds.

Revenues from our Macau gaming operations will end if we cannot secure an extension or renewal of our concession, or a new concession, by June 26, 2022, or if the Macau government exercises its redemption right.
The term of our concession agreement with the Macau government ends on June 26, 2022. Unless the term of our concession agreement is extended or renewed or we receive a new gaming concession or other right to operate gaming at our resorts in Macau, subject to any separate arrangement with the Macau government, all of our gaming operations and related equipment in Macau will be automatically transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations at the end of the term of our concession agreement. The Macau government has publicly commented that it is studying the process by which concessions and subconcessions may be renewed, extended or issued. Effective since June 2017, the Macau government may redeem our concession agreement by providing us at least one year's prior notice. In the event the Macau government exercises this redemption right, we are entitled to fair compensation or indemnity based on the amount of revenue generated during the tax year prior to the redemption multiplied by the remaining years under our concession. We are considering various options to place us in a good position for the renewal, extension or concession application process; however, we may not be able to extend our concession agreement or renew our concession or obtain a new concession on terms favorable to us or at all. If our concession is redeemed, the compensation paid to us may not be adequate to compensate us for the loss of future revenues. The redemption of or failure to extend or renew our concession or obtain a new concession would have a material adverse effect on our results of operations.

We compete for limited labor resources in Macau and local policies may also affect our ability to employ imported labor.
The success of our operations in Macau will be affected by our success in hiring and retaining employees. We compete with a large number of casino resorts in Macau for a limited number of qualified employees. In addition, only Macau residents are eligible for the majority of positions within the casino including dealers and other gaming staff. Competition for these individuals in Macau has increased and will continue to increase as other competitors expand their operations. We seek employees from outside Macau to adequately staff our resorts where permitted and certain local policies affect our ability to import labor in certain job classifications. We coordinate with the labor and immigration authorities to ensure our labor needs are satisfied, but cannot be certain that we will be able to recruit and retain a sufficient number of qualified employees for our Macau Operations or that we will be able to obtain required work permits for those employees. If we are unable to obtain, attract, retain and train skilled employees, our ability to adequately manage and staff our existing and planned casino and resort properties in Macau could be impaired, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The smoking control legislation in Macau could have an adverse effect on our business, financial condition, results of operations and cash flows.
Under the Macau Smoking Prevention and Tobacco Control Law, as of January 1, 2019, smoking on casino premises is only permitted in authorized segregated smoking lounges with no gaming activities and such smoking lounges are required to comply with the conditions set out in the regulations. The existing smoking legislation, and any smoking legislation intended to fully ban all smoking in casinos, may deter potential gaming customers who are smokers from frequenting casinos in Macau and disrupt the number of customers visiting or the amount of time visiting customers spend at our property, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Transportation services, infrastructure and related facilities may need to be improved to accommodate the demand of visitors to Macau.
Transportation services, infrastructure and related facilities within Macau and between Macau, Hong Kong and the PRC may need to be improved to accommodate the increased visitation to Macau driven by additional casino projects and attractions that are under construction and to be developed in the future as well as the opening of the Hong Kong-Zhuhai-Macau Bridge which may further strain existing transportation infrastructure. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations of our Macau Operations, could be negatively impacted. Furthermore, construction of current and future casino and infrastructure projects, adjacent to our properties could impede access to our properties during construction and development. This may negatively impact the results of our Macau Operations.

Extreme weather conditions may have an adverse impact on our Macau Operations.
Macau's subtropical climate and location on the South China Sea are subject to extreme weather conditions including typhoons and heavy rainstorms, such as Typhoon Mangkhut in 2018 and Typhoon Hato in 2017. Unfavorable weather conditions could negatively affect the profitability of our resorts and prevent or discourage guests from traveling to Macau. Any flooding, unscheduled interruption in the technology or transportation services or interruption in the supply of public utilities may lead to a shutdown of any of our resorts in Macau. The occurrence and timing of such events cannot be predicted or controlled by us and may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If our Macau Operations fail to comply with the concession agreement, the Macau government can terminate our concession without compensation to us, which would have a material adverse effect on our business and financial condition.
The Macau government has the right to unilaterally terminate our concession in the event of our material non-compliance with the basic obligations under the concession and applicable Macau laws. The concession agreement expressly provides a non-exhaustive list of facts and circumstances under which the government of Macau may unilaterally rescind the concession agreement of our Macau Operations, including if it conducts unauthorized games or activities that are excluded from its corporate purpose; suspends gaming operations in Macau for more than seven consecutive days (or more than 14 days in a civil year) without justification; defaults in payment of taxes, premiums, contributions or other required amounts; does not comply with government inspections or supervision; systematically fails to observe its obligations under the concession system; or does not comply with directions issued by the Macau government, in particular the Macau gaming regulator; fails to maintain bank guarantees or bonds satisfactory to the government; is the subject of bankruptcy proceedings or becomes insolvent; engages in serious fraudulent activity, damaging to the public interest; or repeatedly violates applicable gaming laws.
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

Certain Nevada gaming laws apply to our gaming activities and associations outside of Nevada.
Certain Nevada gaming laws also apply to gaming activities and associations in jurisdictions outside of Nevada. We and our subsidiaries that must be licensed to conduct gaming operations in Nevada are required to comply with certain reporting requirements concerning gaming activities and associations conducted by our subsidiaries in other jurisdictions. We and our licensed Nevada subsidiaries also will be subject to disciplinary action by the NGC if our subsidiaries operating in other jurisdictions knowingly violate any laws relating to their gaming operations; fail to conduct Operations in other jurisdictions in accordance with the standards of honesty and integrity required of Nevada gaming operations; engage in any activity or enter into any association that is unsuitable for us because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon Nevada or gaming in Nevada, or is contrary to Nevada gaming policies; engage in any activity or enter into any association that interferes with the ability of Nevada to collect gaming taxes and fees; or employ, contract with or associate with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of unsuitability, or who has been found guilty of cheating at gambling. Such disciplinary action could include suspension, conditioning, limitation or revocation of the registration, licenses or approvals held by us and our licensed Nevada subsidiaries, including Wynn Las Vegas, LLC, and the imposition of substantial fines.
In addition, if the Nevada Gaming Control Board determines that any actual or intended activities or associations of our subsidiaries operating in other states may be prohibited pursuant to one or more of the standards described above, the Nevada Gaming Control Board can require us and our licensed Nevada subsidiaries to file an application with the NGC for a finding of suitability of the activity or association. If the NGC finds that the activity or association in the other jurisdictions unsuitable or prohibited, those subsidiaries will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the NGC find that our subsidiaries' gaming activities or associations in other jurisdictions are unsuitable, those subsidiaries may be prohibited from undertaking their planned gaming activities or associations in the other jurisdiction or be required to divest their investment in the other jurisdiction, possibly on unfavorable terms.

We depend upon gaming promoters for a significant portion of our gaming revenue. If we are unable to maintain, or develop additional, successful relationships with reputable gaming promoters, our ability to maintain or grow our gaming revenues could be adversely affected.
A significant portion of our gaming revenue in Macau is generated by clientele of our gaming promoters. There is intense competition among casino operators in Macau for services provided by gaming promoters. We anticipate that this competition will further intensify as additional casinos open in Macau. If we are unable to maintain, or develop additional, successful relationships with reputable gaming promoters, or lose a significant number of our gaming promoters to our competitors, our ability to maintain or grow our gaming revenues will be adversely affected and we will have to seek alternative ways of developing relationships with premium customers. In addition, if our gaming promoters are unable to develop or maintain relationships with premium customers, our ability to maintain or grow our gaming revenues will be hampered.

The financial resources of our gaming promoters may be insufficient to allow them to continue doing business in Macau which could adversely affect our business and financial condition. Our gaming promoters may experience difficulty in attracting customers.
Economic and regulatory factors in the region may cause our gaming promoters to experience difficulties in their Macau operations, including intensified competition in attracting customers to come to Macau. Further, gaming promoters may face a decrease in liquidity, limiting their ability to grant credit to their customers, and difficulties in collecting credit they extended previously. The inability to attract sufficient customers, grant credit and collect amounts due in a timely manner may negatively affect our gaming promoters' operations, causing gaming promoters to wind up or liquidate their operations or resulting in some of our gaming promoters leaving Macau. Current and any future difficulties could have an adverse impact on our results of operations.

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
Many of our Macau Operations' payment and expenditure obligations are in Macau patacas. We expect that most of the revenues for any casino that we operate in Macau will be in Hong Kong dollars. As a result, we are subject to foreign exchange risk with respect to the exchange rate between Macau patacas and Hong Kong dollars and the Hong Kong dollar and the U.S. dollar. Because certain debt obligations of our Macau-related entities have incurred U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on our results of operations, financial condition and ability to service our debt.

Currency exchange controls and currency export restrictions could negatively impact our Macau Operations.
Currency exchange controls and restrictions on the export of currency by certain countries may negatively impact the success of our Macau Operations. For example, there are currently existing currency exchange controls and restrictions on the export of the renminbi, the currency of the PRC. Restrictions on the export of the renminbi may impede the flow of gaming customers from the PRC to Macau, inhibit the growth of gaming in Macau and negatively impact our Macau Operations.

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
Wynn Macau, Limited, an indirect majority owned subsidiary of Wynn Resorts and the developer, owner and operator of Wynn Macau and Wynn Palace, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited in October 2009. As of December 31, 2020, Wynn Resorts owns approximately 72% of Wynn Macau, Limited's ordinary shares of common stock. As a result of Wynn Macau, Limited having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of Wynn Macau, Limited may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of Wynn Macau, Limited. Decisions that could have different implications for Wynn Resorts and Wynn Macau, Limited, including contractual arrangements that we have entered into or may in the future enter into with Wynn Macau, Limited, may give rise to the appearance of a potential conflict of interest.

The Macau government has established a maximum number of gaming tables that can be operated in Macau and has limited the number of new gaming tables at new gaming areas in Macau.
As of December 31, 2020, we had a total of 323 table games at Wynn Palace and 331 at Wynn Macau. The mix of table games in operation at Wynn Palace and Wynn Macau changes from time to time as a result of marketing and operating strategies in response to changing market demand and industry competition. Failure to shift the mix of our table games in anticipation of market demands and industry trends may negatively impact our operating results.

Risks Related to Share Ownership and Stockholder Matters

Our largest stockholders are able to exert significant influence over our operations and future direction.
As of December 31, 2020, Elaine P. Wynn owned approximately 9% of our outstanding common stock. As a result, Elaine P. Wynn may be able to exert significant influence over all matters requiring our stockholders' approval, including the approval of significant corporate transactions. On August 3, 2018, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Elaine P. Wynn regarding the composition of the Company's Board of Directors and certain other matters, including, among other things, the appointment of Mr. Philip G. Satre to the Company's Board of Directors, standstill restrictions, releases, non-disparagement and reimbursement of expenses. The term of the Cooperation Agreement expires on the later of (i) the date that Phil Satre no longer serves as Chair of the Board and (ii) the day after the conclusion of the 2020 annual meeting of the Company's stockholders, unless earlier terminated pursuant to the circumstances described in the Cooperation Agreement.

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
We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2020, we had total outstanding debt of approximately $13.15 billion, which includes a portion of the funds we expect to need for the development and construction of our current projects. We may, however, incur additional indebtedness in connection with the construction of these projects. See Item 1—Business "Our Resorts." In addition, we are permitted to incur additional indebtedness if certain conditions are met, including conditions under our Wynn Macau Credit Facilities, our WRF Credit Facilities, and our indentures in connection with other future potential development plans.
Failure to meet our payment obligations or other obligations could result in acceleration of our indebtedness, foreclosure upon our assets that serve as collateral or bankruptcy and trigger cross defaults under other agreements. Servicing our indebtedness requires a substantial portion of our cash flow from our operations and reduces the amount of available cash, if any, to fund working capital and other cash requirements or pay for other capital expenditures. We may not be able to obtain additional financing, if needed. The applicable rates with respect to a portion of the interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase.
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
The agreements governing our debt facilities also contain restrictions on our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. These restrictions include, among other things, limitations on our ability and the ability of our restricted subsidiaries to pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; issue stock of, or member's interests in, subsidiaries; enter into sale-leaseback transactions; engage in other businesses; merge or consolidate with another company; undergo a change of control; transfer, sell or otherwise dispose of assets; issue disqualified stock; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries.
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

Market Information and Related Stockholder Matters

Our outstanding common stock trades on the Nasdaq Global Select Market under the symbol "WYNN."

On May 6, 2020, the Company announced that it had suspended its quarterly dividend program due to the financial impact of the COVID-19 pandemic.

On February 11, 2021, the Company completed a registered public offering of 7,475,000 newly issued shares of its common stock, par value $0.01 per share, at a price of $115.00 per share for proceeds of $842.4 million, net of $17.2 million in underwriting discounts and commissions. The Company intends to use the net proceeds from this equity offering for general corporate purposes.

Holders

There were approximately 145 holders of record of our common stock as of February 16, 2021.

Issuer Purchases of Equity Securities

The following table summarizes the shares repurchased in satisfaction of tax withholding obligations on vested restricted stock during the quarter ended December 31, 2020:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
October 31, 2020	137	$71.45	$10
November 30, 2020	16,514	$76.27	$1,259
December 31, 2020	6,795	$106.87	$726

None of the foregoing repurchases that occurred during the three months ended December 31, 2020 were part of the Company's publicly announced repurchase program. As of December 31, 2020, we had $800.1 million in repurchase authority under the program.

For more information on the Company's publicly announced repurchase program, see Item 8—"Financial Statements and Supplementary Data," Note 8, "Stockholders' Equity (Deficit)."

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

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Discussion of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Overview

We are a designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming, all supported by an unparalleled focus on our guests, our people, and our community. Through our approximately 72% ownership of WML, we operate two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas, which we also refer to as our Las Vegas Operations. On June 23, 2019, we opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts. In October 2020, Wynn Interactive Ltd. ("Wynn Interactive") was formed through the merger of our U.S. online sports betting and gaming business, social casino business, and our strategic partner, BetBull Limited ("BetBull"). Following the merger, Wynn Resorts owns approximately 72% of, and consolidates, Wynn Interactive. The results of Wynn Interactive are presented within Corporate and other.

Recent Developments Related to COVID-19

In January 2020, a new strain of coronavirus, COVID-19 ("COVID-19"), was identified. Since then, COVID-19 has spread around the world, and steps have been taken by various countries, including those in which the Company operates, to advise citizens to avoid non-essential travel, to restrict inbound international travel, to implement closures of non-essential operations, and to implement quarantines and lockdowns to contain the spread of the virus. Several vaccines have been granted authorizations in numerous countries and vaccines are being rolled out to citizens based on their priority of need. There can be no assurance as to when a sufficient number of individuals will be vaccinated, permitting travel restrictions to be lifted.

Macau Operations

In response to the COVID-19 pandemic, the Macau government announced on February 4, 2020 the closure of all casino operations in Macau, including those at Wynn Palace and Wynn Macau, for a period of 15 days. On February 20, 2020, casino operations at Wynn Palace and Wynn Macau reopened on a reduced basis and have since been fully restored; however, certain COVID-19 specific protective measures, such as limiting the number of seats per table game, increasing the spacing between active slot machines and visitor entry checks and requirements involving temperature checkpoints, mask wearing, health declarations and proof of negative COVID-19 test results remain in effect at the present time.

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 Pandemic on travel and social activities, the suspension or reduced availability of the IVS, group tour scheme and other travel visas for visitors, quarantine measures in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Total visitation from PRC to Macau decreased by 83.0% in the year ended December 31, 2020, compared with the year ended December 31, 2019. Regionally, bans on entry or enhanced quarantine requirements, depending on the person’s residency and their recent travel history, for any Macau residents, PRC citizens, Hong Kong residents and Taiwan residents attempting to enter Macau are drastically impacting visitation. At present, bans on entry or enhanced quarantine requirements remain in place for people attempting to enter Macau, depending on various conditions such as the usual visa requirements, their COVID-19 test results, purpose of visit, recent travel history and/or other conditions as applicable.

While many aspects of these travel restrictions and conditions continue to adversely impact visitations to Macau, beginning in June 2020 certain restrictions and conditions have eased to allow for visitation to Macau as certain regions recover from the COVID-19 pandemic. Quarantine-free travel, subject to COVID-19 safeguards such as testing and the usual visa requirements, was reintroduced between Macau and an increasing number of areas and cities within the PRC in progressive phases from June to August 2020, commencing with an area in Guangdong Province, which is adjacent to Macau, and expanding to additional areas and major cities within Guangdong Province, followed by most other areas of the PRC. On September 23, 2020, PRC authorities fully resumed the IVS exit visa program, which permits individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes.

Notwithstanding these developments, certain border control, travel-related restrictions and conditions, including certain quarantine and medical observation measures, stringent health declarations, COVID-19 testing and other procedures remain in place, and all visitors need to test negative for COVID-19 before entering Macau.

Given the evolving conditions created by and in response to the COVID-19 pandemic, we are currently unable to determine when travel-related restrictions and conditions will be further lifted. Measures that have been lifted or are expected to be lifted may be reintroduced if there are adverse developments in the COVID-19 situation in Macau and other regions with access to Macau.

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

Encore Boston Harbor commenced operations on June 23, 2019. In response to the COVID-19 pandemic, Encore Boston Harbor ceased all operations and closed to the public on March 15, 2020, for the remainder of the first and second quarters of 2020. On July 10, 2020, Encore Boston Harbor reopened with certain COVID-19 specific protective measures in place, such as limiting the number of seats per table game, slot machine spacing, temperature checks, and mask protection. In addition, certain food and beverage outlets have remained closed, and following the July 10, 2020 reopening, our hotel operations were limited to Thursday through Sunday until their temporary closure on November 6, 2020, pursuant to a state directive limiting the operating hours of certain businesses, including restaurants and casinos. On January 25, 2021, the limitations on operating hours were lifted, and Encore Boston Harbor restored certain operations, including its hotel. We are currently unable to determine when the remaining measures will be lifted.

The disruptions arising from the COVID-19 outbreak have had, during the year ended December 31, 2020, and will continue to have an adverse effect on the Company's results of operations. Our operations are generating extremely limited revenue. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 and potentially thereafter will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 pandemic will end, when or if our properties will return to pre-pandemic demand and pricing, when or how quickly the current travel restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business.

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

Results of Operations

Summary annual results

The table summarizes our financial results for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues	$2,095,861	$6,611,099	$(4,515,238)	(68.3)
Net income (loss) attributable to Wynn Resorts, Limited	(2,067,245)	122,985	(2,190,230)	NM
Diluted net income (loss) per share	(19.37)	1.15	(20.52)	NM
Adjusted Property EBITDA (1)	(324,305)	1,815,408	(2,139,713)	(117.9)
(1) See Item 8—"Financial Statements and Supplemental Data," Note 20, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net income (loss) attributable to Wynn Resorts, Limited.
NM - Not meaningful.

The decrease in operating revenues for the year ended December 31, 2020 was primarily driven by decreases of $2.04 billion, $1.60 billion, $885.5 million, and $2.3 million from Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively. These declines were precipitated by the adverse effects of the COVID-19 pandemic, including travel restrictions, property closures and capacity limitations at our Macau Operations, our Las Vegas Operations and Encore Boston Harbor.

The decrease in net income (loss) attributable to Wynn Resorts, Limited for the year ended December 31, 2020 was primarily related to the adverse effects of the COVID-19 pandemic on the results of our operations.

The decrease in Adjusted Property EBITDA for the year ended December 31, 2020 was driven by decreases of $879.2 million, $736.0 million, $470.2 million, and $46.9 million from Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively, and was primarily related to the adverse effects of the COVID-19 pandemic on the results of our operations.

Financial results for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Operating revenues

The following table presents our operating revenues (in thousands):

	Years Ended December 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$505,420	$2,543,694	$(2,038,274)	(80.1)
Wynn Macau	474,657	2,070,029	(1,595,372)	(77.1)
Total Macau Operations	980,077	4,613,723	(3,633,646)	(78.8)
Las Vegas Operations	747,947	1,633,457	(885,510)	(54.2)
Encore Boston Harbor (1)	361,666	363,919	(2,253)	(0.6)
Corporate and other	6,171	—	6,171	NM
	$2,095,861	$6,611,099	$(4,515,238)	(68.3)
(1) Encore Boston Harbor opened on June 23, 2019.
NM - Not meaningful.

The following table presents our casino and non-casino operating revenues (in thousands):

	Years Ended December 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,237,230	$4,573,924	$(3,336,694)	(73.0)
Non-casino revenues:
Rooms	307,973	804,162	(496,189)	(61.7)
Food and beverage	329,584	818,822	(489,238)	(59.7)
Entertainment, retail and other	221,074	414,191	(193,117)	(46.6)
Total non-casino revenues	858,631	2,037,175	(1,178,544)	(57.9)
	$2,095,861	$6,611,099	$(4,515,238)	(68.3)

Casino revenues for the year ended December 31, 2020 were 59.0% of operating revenues, compared to 69.2% for the same period of 2019. Non-casino revenues for the year ended December 31, 2020 were 41.0% of operating revenues, compared to 30.8% for the same period of 2019.

Casino revenues

Casino revenues decreased primarily due to the adverse effects of the COVID-19 pandemic, including the closure of our casino operations in Macau for a 15-day period in February and their subsequent reopening on a reduced basis, and the closures of our Las Vegas Operations from March 17, 2020 until June 4, 2020, and Encore Boston Harbor from March 15, 2020 until July 10, 2020. Each of our properties reopened with certain COVID-19 specific protective measures in place, including limitations on the number of seats per table game and increased spacing between active slot machines. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Years Ended December 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$368,284	$2,139,756	$(1,771,472)	(82.8)
VIP:
Average number of table games	99	109	(10)	(9.2)
VIP turnover	$9,631,018	$45,847,647	$(36,216,629)	(79.0)
VIP table games win	$168,435	$1,519,225	$(1,350,790)	(88.9)
VIP win as a % of turnover	1.75%	3.31%	(1.56)
Table games win per unit per day	$4,850	$38,224	$(33,374)	(87.3)
Mass market:
Average number of table games	212	216	(4)	(1.9)
Table drop	$1,242,100	$5,122,897	$(3,880,797)	(75.8)
Table games win	$299,181	$1,251,920	$(952,739)	(76.1)
Table games win %	24.1%	24.4%	(0.3)
Table games win per unit per day	$4,009	$15,902	$(11,893)	(74.8)
Average number of slot machines	591	1,054	(463)	(43.9)
Slot machine handle	$999,942	$3,918,554	$(2,918,612)	(74.5)
Slot machine win	$39,175	$195,367	$(156,192)	(79.9)
Slot machine win per unit per day	$188	$508	$(320)	(63.0)
Wynn Macau:
Total casino revenues	$344,595	$1,796,209	$(1,451,614)	(80.8)
VIP:
Average number of table games	89	106	(17)	(16.0)
VIP turnover	$5,841,627	$35,426,483	$(29,584,856)	(83.5)
VIP table games win	$185,059	$1,081,934	$(896,875)	(82.9)
VIP win as a % of turnover	3.17%	3.05%	0.12
Table games win per unit per day	$5,925	$27,864	$(21,939)	(78.7)
Mass market:
Average number of table games	225	207	18	8.7
Table drop	$1,384,537	$5,410,439	$(4,025,902)	(74.4)
Table games win	$259,361	$1,099,353	$(839,992)	(76.4)
Table games win %	18.7%	20.3%	(1.6)
Table games win per unit per day	$3,279	$14,519	$(11,240)	(77.4)
Average number of slot machines	504	807	(303)	(37.5)
Slot machine handle	$830,785	$3,545,899	$(2,715,114)	(76.6)
Slot machine win	$31,153	$170,358	$(139,205)	(81.7)
Slot machine win per unit per day	$176	$578	$(402)	(69.6)
Poker rake	$2,083	$20,835	$(18,752)	(90.0)

	Years Ended December 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$236,826	$394,104	$(157,278)	(39.9)
Average number of table games	214	236	(22)	(9.3)
Table drop	$1,127,309	$1,690,132	$(562,823)	(33.3)
Table games win	$238,490	$395,439	$(156,949)	(39.7)
Table games win %	21.2%	23.4%	(2.2)
Table games win per unit per day	$3,873	$4,581	$(708)	(15.5)
Average number of slot machines	1,703	1,788	(85)	(4.8)
Slot machine handle	$2,452,811	$3,427,820	$(975,009)	(28.4)
Slot machine win	$159,387	$230,954	$(71,567)	(31.0)
Slot machine win per unit per day	$325	$354	$(29)	(8.2)
Poker rake	$3,264	$12,569	$(9,305)	(74.0)
Encore Boston Harbor (1):
Total casino revenues	$287,525	$243,855	$43,670	17.9
Average number of table games	182	152	30	19.7
Table drop	$697,873	$778,898	$(81,025)	(10.4)
Table games win	$147,512	$151,247	$(3,735)	(2.5)
Table games win %	21.1%	19.4%	1.7
Table games win per unit per day	$3,256	$5,178	$(1,922)	(37.1)
Average number of slot machines	2,159	3,023	(864)	(28.6)
Slot machine handle	$2,303,582	$1,847,080	$456,502	24.7
Slot machine win	$180,207	$138,264	$41,943	30.3
Slot machine win per unit per day	$335	$238	$97	40.8
Poker rake	$5,105	$12,324	$(7,219)	(58.6)
(1) Encore Boston Harbor opened on June 23, 2019.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Years Ended December 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$46,110	$174,576	$(128,466)	(73.6)
Occupancy	29.8%	97.2%	(67.4)
ADR	$235	$269	$(34)	(12.6)
REVPAR	$70	$262	$(192)	(73.3)
Wynn Macau:
Total room revenues (dollars in thousands)	$39,111	$110,387	$(71,276)	(64.6)
Occupancy	34.8%	99.2%	(64.4)
ADR	$276	$286	$(10)	(3.5)
REVPAR	$96	$284	$(188)	(66.2)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$202,073	$483,055	$(280,982)	(58.2)
Occupancy	49.6%	87.5%	(37.9)
ADR	$319	$325	$(6)	(1.8)
REVPAR	$158	$284	$(126)	(44.4)
Encore Boston Harbor (1) (2):
Total room revenues (dollars in thousands)	$20,679	$36,144	$(15,465)	(42.8)
Occupancy	74.5%	72.6%	1.9
ADR	$294	$391	$(97)	(24.8)
REVPAR	$219	$284	$(65)	(22.9)
(1) Encore Boston Harbor commenced operations on June 23, 2019.
(2) Encore Boston Harbor closed on March 15, 2020 and reopened July 10, 2020. Upon reopening, hotel reservations at Encore Boston Harbor were limited to Thursday through Sunday until their temporary closure on November 6, 2020, pursuant to a state directive limiting the operating hours of certain businesses. Accordingly, Encore Boston Harbor's room key operating measures have been computed based on 141 days of operation for the year ended December 31, 2020.

Room revenues decreased $496.2 million, primarily due to lower occupancy and temporary closures of our Las Vegas Operations and Encore Boston Harbor resulting from the adverse effects of the COVID-19 pandemic.

Food and beverage revenues decreased $489.2 million, primarily due to decreased covers at our restaurants and the reduction of nightlife offerings at our Las Vegas Operations as a result of the adverse effects of the COVID-19 pandemic.

Entertainment, retail and other revenues decreased $193.1 million, primarily due to a decrease in visitation to Macau and our Macau Operations and temporary closures of our Las Vegas Operations and Encore Boston Harbor resulting from the adverse effects of the COVID-19 pandemic. The closure of the Le Reve show at our Las Vegas Operations and rent concessions provided to tenants at our Macau Operations also contributed to the decrease.

Operating expenses

The table below presents operating expenses (in thousands):

	Years Ended December 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$1,064,976	$2,924,254	$(1,859,278)	(63.6)
Rooms	172,223	276,095	(103,872)	(37.6)
Food and beverage	398,792	696,498	(297,706)	(42.7)
Entertainment, retail and other	107,228	170,206	(62,978)	(37.0)
General and administrative	720,849	896,670	(175,821)	(19.6)
Provision for credit losses	64,375	21,898	42,477	194.0
Pre-opening	6,506	102,009	(95,503)	(93.6)
Depreciation and amortization	725,502	624,878	100,624	16.1
Property charges and other	67,455	20,286	47,169	232.5
Total operating expenses	$3,327,906	$5,732,794	$(2,404,888)	(41.9)

Total operating expenses decreased $2.4 billion compared to the year ended December 31, 2019, primarily due to decreased expenses related to the impact of the COVID-19 pandemic on our resorts, partially offset by increased operating expenses following the opening of Encore Boston Harbor in June 2019.

Casino expenses decreased $1.03 billion, $797.8 million, and $49.8 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These decreases were primarily due to reductions in gaming tax expense commensurate with the declines in casino revenues at each property resulting from the effects of the COVID-19 pandemic as well as lower payroll and other operating costs. These decreases were partially offset by increased casino expenses of $22.3 million from Encore Boston Harbor due to the opening of the property in June 2019.

Room expenses decreased $75.2 million, $20.8 million, and $7.3 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The decreases were primarily a result of lower operating costs related to the declines in occupancy at our Las Vegas Operations and our Macau Operations resulting from the effects of the COVID-19 pandemic as well as the temporary closure of our Las Vegas Operations, as previously noted.

Food and beverage expenses decreased $214.8 million, $48.8 million, $22.8 million, and $11.2 million at our Las Vegas Operations, Wynn Palace, Wynn Macau, and Encore Boston Harbor, respectively. The decreases were primarily a result of lower operating costs related to the declines in food and beverage revenues at each property as well as lower nightlife entertainment costs at our Las Vegas Operations resulting from the effects of the COVID-19 pandemic.

Entertainment, retail and other expenses decreased $59.8 million, $13.9 million, and $7.2 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The decreases were primarily a result of lower operating costs related to the declines in entertainment, retail and other revenues at each property resulting from the effects of the COVID-19 pandemic, including the closure of the Le Reve show at our Las Vegas Operations, and were partially offset by increased entertainment, retail and other expenses of $3.3 million at Encore Boston Harbor due to the opening of the property in June 2019.

General and administrative expenses decreased $54.5 million, $31.3 million, and $27.6 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These decreases were primarily attributable to the effects of the COVID-19 pandemic. In addition, corporate and other general and administrative expenses decreased $91.2 million, primarily due to a credit of $30.2 million for the net proceeds of a derivative action settlement recognized during the year ended December 31, 2020, and a fine of $35.0 million assessed by the Massachusetts Gaming Commission which was incurred in 2019. These decreases were partially offset by an increase of $28.7 million of general and administrative expenses from Encore Boston Harbor due to the opening of the property in June 2019.

The provision for credit losses increased $15.1 million, $14.8 million, $10.2 million, and $2.4 million at our Las Vegas Operations, Wynn Palace, Wynn Macau, and Encore Boston Harbor, respectively. The increases were primarily due to the impact of historical collection patterns and expectations of current and future collection trends in light of the COVID-19 pandemic, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.

For the year ended December 31, 2020, pre-opening expenses totaled $6.5 million, which primarily related to restaurant remodels at our Las Vegas Operations and the meeting and convention expansion at Wynn Las Vegas, which opened in February 2020. For the year ended December 31, 2019, pre-opening expenses totaled $102.0 million, which primarily related to the development of Encore Boston Harbor prior to its opening in June 2019..

Depreciation and amortization increased primarily due to an increase in depreciation expense of $72.5 million associated with the opening of Encore Boston Harbor in June 2019 and an increase of $18.8 million at our Las Vegas Operations associated with the opening of the meeting and convention expansion in February 2020.

Our property charges and other expenses for the year ended December 31, 2020 consisted primarily of asset disposals and abandonments of $24.4 million, $12.8 million, and $21.5 million at Wynn Palace, Encore Boston Harbor and Corporate and other, respectively. Our property charges and other expenses for the year ended December 31, 2019 consisted primarily of asset abandonments and retirements.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Years Ended December 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$557,726	$467,946	$89,780	19.2
Capitalized interest	(1,252)	(53,916)	(52,664)	(97.7)
	$556,474	$414,030	$142,444	34.4

Weighted average total debt balance	$12,284,646	$9,287,441
Weighted average interest rate	4.54%	5.04%

Interest costs increased due to an increase in the weighted average debt balance, partially offset by a decrease in the weighted average interest rate. Capitalized interest decreased primarily due to the completion of Encore Boston Harbor construction activities on June 23, 2019.

Other non-operating income and expenses

We incurred a foreign currency remeasurement gain of $12.8 million and $15.2 million for the years ended December 31, 2020 and 2019, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a gain of $15.7 million for the year ended December 31, 2020 to reflect the fair value of our cost method investment at the date we acquired a controlling interest in BetBull Limited.

We recorded a loss of $13.1 million and $3.2 million for the years ended December 31, 2020 and 2019, respectively, from change in the fair value of an interest rate collar.

We recorded a $4.6 million loss on extinguishment of debt for the year ended December 31, 2020 primarily related to the partial prepayment of the Wynn Macau Term Loan. We recorded a $12.4 million loss on extinguishment of debt for the year ended December 31, 2019 in connection with refinancing our Wynn Resorts Finance (formerly Wynn America) credit facility and Wynn Resorts term loan.

Income Taxes
For the years ended December 31, 2020 and 2019, we recorded an income tax expense of $564.7 million and $176.8 million, respectively. The 2020 income tax expense primarily related to the increase in the valuation allowances for U.S foreign tax credits, intangible assets, U.S. loss carryforwards and other U.S. deferred tax assets. The 2019 income tax expense primarily related to the increase in the valuation allowance for U.S foreign tax credits.

Wynn Macau SA received a five-year exemption from the Macau Complementary Tax on casino gaming profits through December 31, 2020. For the year ended December 31, 2019, we were exempt from the payment of $77.7 million in such taxes. For the year ended December 31, 2020, we did not have any casino gaming profits in Macau. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau special gaming tax and other levies together totaling 39% in accordance with our concession agreement.

In August 2016, Wynn Macau SA received an extension of its agreement with the Macau government that provides for an annual payment of 12.8 million Macau patacas (approximately $1.6 million) as complementary tax due by stockholders on dividend distributions through December 31, 2020. In March 2020, Wynn Macau SA applied for an extension of this agreement for an additional five years through 2025. The extension is subject to approval and may only extend through June 26, 2022, the expiration date of the gaming concession agreement.
In April 2020, Wynn Macau SA received an extension of the exemption from Macau's 12% Complementary Tax on casino gaming profits earned from January 1, 2021 to June 26, 2022, the expiration date of the gaming concession agreement.
We have participated in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP") for the 2012 through 2020 tax years and will continue to participate in the IRS CAP for the 2021 tax year.

Net income (loss) attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $259.7 million for the year ended December 31, 2020, compared to net income of $188.4 million for the year ended December 31, 2019. These amounts are primarily related to the noncontrolling interests' share of net income (loss) from WML.

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

The following table summarizes Adjusted Property EBITDA (in thousands) for Wynn Palace, Wynn Macau, Las Vegas Operations, and Encore Boston Harbor as reviewed by management and summarized in Item 8—"Financial Statements and

Supplementary Data," Note 20, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income (loss) attributable to Wynn Resorts, Limited.

	Years Ended December 31,
	2020	2019	Increase/ (Decrease)	Percent Change
Wynn Palace	$(149,647)	$729,535	$(879,182)	(120.5)
Wynn Macau	(87,189)	648,837	(736,026)	(113.4)
Las Vegas Operations	(56,356)	413,886	(470,242)	(113.6)
Encore Boston Harbor (1)	(23,762)	23,150	(46,912)	(202.6)
(1) Encore Boston Harbor commenced operations on June 23, 2019.

Adjusted Property EBITDA at Wynn Palace and Wynn Macau decreased $879.2 million and $736.0 million, respectively, for the year ended December 31, 2020, primarily due to a decline in operating revenues precipitated by the adverse effects of the COVID-19 pandemic during the year ended December 31, 2020, which include the closure of our casino operations in Macau for a 15-day period and their subsequent reopening on a reduced basis.

Adjusted Property EBITDA at our Las Vegas Operations decreased $470.2 million for the year ended December 31, 2020, primarily due to the adverse effects of the COVID-19 pandemic during the year ended December 31, 2020, including the closure of our Las Vegas Operations on March 17, 2020 for a 79-day period and their subsequent reopening on a reduced basis.

Adjusted Property EBITDA at Encore Boston Harbor was $(23.8) million for the year ended December 31, 2020. Encore Boston Harbor closed to the public on March 15, 2020, and reopened on July 10, 2020 on a reduced basis. In addition, subsequent to reopening, hotel reservations were limited to Thursday through Sunday until the hotel tower's temporary closure on November 6, 2020 for the remainder of 2020, pursuant to a state directive limiting the operating hours of certain businesses, including restaurants and casinos. On January 25, 2021, the limitations on operating hours were lifted, and Encore Boston Harbor restored certain operations, including its hotel, although it remains limited to Thursday through Sunday.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Years Ended December 31,
Cash Flows - Summary	2020	2019
Net cash (used in) provided by operating activities	$(1,072,425)	$901,070
Net cash used in investing activities:
Capital expenditures, net of construction payables and retention	(290,115)	(1,063,293)
Purchase of intangible and other assets	—	(6,000)
Cash acquired from business combination	4,604	—
Proceeds from sale of assets	19,752	695
Net cash used in investing activities	(265,759)	(1,068,598)

Net cash provided by financing activities:
Proceeds from issuance of long-term debt	4,691,953	3,893,778
Repayments of long-term debt	(2,035,354)	(2,930,015)
Repurchase of common stock	(11,533)	(66,986)
Finance lease payment	(5,916)	(73)
Proceeds from exercise of stock options	70	14,696
Shares of subsidiary repurchased for share award plan	—	(5,384)
Dividends paid	(108,777)	(566,521)
Distribution to noncontrolling interest	(6,238)	(7,745)
Payments for additional ownership interest in Wynn Interactive	(33,621)	—
Payments for financing costs	(27,339)	(32,738)
Net cash provided by financing activities	2,463,245	299,012

Effect of exchange rate on cash, cash equivalents and restricted cash	3,031	7,485
Increase in cash, cash equivalents and restricted cash	$1,128,092	$138,969

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

During the year ended December 31, 2020, the decrease in net cash provided by operations was primarily due to the adverse effects of the COVID-19 pandemic on the results of our operations.

During the year ended December 31, 2019, the decrease in net cash provided by operations was primarily driven by lower operating revenues at our Macau Operations and Las Vegas Operations, offset by operating revenues from Encore Boston Harbor.

Investing Activities

Our investing activities primarily consist of project capital expenditures, such as the construction of Encore Boston Harbor, which opened in June 2019, and the construction of the meeting and convention expansion at Wynn Las Vegas, which opened in February 2020, as well as maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties. In light of the unprecedented COVID-19 pandemic and our focus on safeguarding the Company's operations and the well-being of our employees, we temporarily postponed major project capital expenditures for 2020, including the Wynn Tower room remodel at Wynn Las Vegas. We will be continuously monitoring the situation and conditions in the markets in which we operate, and will resume such project capital expenditures when conditions have stabilized.

During the year ended December 31, 2020, we incurred capital expenditures of $61.3 million at Encore Boston Harbor primarily for the payment of construction retention and other payables related to its construction, $85.9 million at our Las Vegas Operations for restaurant remodels and maintenance capital expenditures, $45.3 million for the construction of the additional meeting and convention space at Wynn Las Vegas, and $46.7 million and $49.8 million at Wynn Palace and Wynn Macau, respectively, primarily related to maintenance capital expenditures.

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

Financing Activities

During the year ended December 31, 2020, we issued $1.0 billion aggregate principal amount of WML 5 1/2% Senior Notes due 2026, issued $1.35 billion aggregate principal amount of WML 5 5/8% Senior Notes due 2028, issued $600.0 million aggregate principal amount of WRF 7 3/4% Senior Notes due 2025, borrowed $56.5 million, net of amounts repaid, under the Wynn Macau Revolver, borrowed $716.0 million, net of amounts repaid, under the WRF Revolver, paid $1.04 billion of outstanding principal owed under the Wynn Macau Term Loan, and made quarterly amortization payments under the WRF Term Loan totaling $50.0 million.

During the first quarter of 2019 we borrowed an additional $250.0 million term loan under the Wynn Resorts Term Loan. During the third quarter of 2019, we repaid $991.3 million of outstanding principal under the Wynn America Credit Facilities and $746.3 million of outstanding principal under the Wynn Resorts Term Loan along with related financing costs, using proceeds from the borrowing of $1.03 billion under the WRF Credit Facilities and the issuance of $750.0 million of 2029 WRF Notes. During the fourth quarter of 2019, we received net proceeds of $990.2 million from the issuance of the WML 2029 Notes. Throughout the year ended December 31, 2019, we repaid $273.9 million, net of amounts borrowed, on the Wynn Macau Revolver. In addition, we used cash of $566.5 million for the payment of dividends, of which $400.6 million was paid to Wynn Resorts shareholders and $165.9 million was paid to WML shareholders, excluding Wynn Resorts.

Capital Resources

The COVID-19 pandemic has impacted and will continue to impact, materially, our business, financial condition and results of operations. While we believe our liquidity position will enable us to fund our current obligations for the foreseeable future, COVID-19 has resulted in significant disruption, which has had and will continue to have a negative impact on our operating income and could have a negative impact on our ability to access capital in the future. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities.

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity. Refer to Item 8—"Financial Statements and Supplementary Data," Note 7, "Long-Term Debt" in the accompanying consolidated financial statements for more information regarding each of the Company's debt agreements. The following table is presented by significant financing entity as of December 31, 2020 (in thousands):

	Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Resorts (Macau) S.A. and subsidiaries	$417,591	$343,526
Wynn Macau, Limited and subsidiaries (1)	2,011,382	—
Wynn Resorts Finance, LLC and subsidiaries (2)	297,856	117,895
Wynn Resorts, Limited and other	755,203	—
Total	$3,482,032	$461,421
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

The Wynn Macau Credit Facilities contain customary negative and financial covenants, including, but not limited to, leverage ratio and interest coverage ratio tests (as defined in the Wynn Macau Credit Facilities) that could restrict its ability to make distributions to WML and incur additional indebtedness. Wynn Macau SA is required to maintain a leverage ratio of not greater than 4.00 to 1 and an interest coverage ratio of not less than 2.00 to 1. Wynn Macau SA complied with these ratios as of December 31, 2020.

In January 2021, Wynn Macau SA prepaid approximately $412.5 million of the term loan outstanding under the Wynn Macau Credit Facilities using proceeds from WML senior notes issuances.

The Company is currently designing the second phase of Wynn Palace. We do not expect to incur significant capital expenditures related to the construction of this project in 2021.

Wynn Macau, Limited and subsidiaries. Wynn Macau, Limited ("WML") primarily generates cash through distributions from Wynn Macau SA. We expect to use WML's cash to service our existing WML Notes, pay dividends to shareholders of WML (of which we own approximately 72%), and fund working capital requirements at WML.

The WML board of directors concluded not to recommend the payment of a dividend with respect to the year ended December 31, 2019, in light of the unprecedented COVID-19 pandemic and our focus on safeguarding the Company's Macau Operations and the well-being of our employees. As such, WML paid no dividends during 2020. The WML board of directors will be continuously monitoring the situation and market conditions in Macau and Greater China and may consider a special dividend in the future when such conditions have stabilized.

During 2020, WML issued $1.0 billion of 5 1/2% Senior Notes due 2026 and $1.35 billion of 5 5/8% Senior Notes due 2028 (collectively, the "2026 and 2028 WML Notes"). The Company used the proceeds from the 2026 and 2028 WML Notes to facilitate repayments on the Wynn Macau Credit Facilities and for general corporate purposes.

If our portion of our cash and cash equivalents were repatriated to the U.S. on December 31, 2020, it would be subject to minimal U.S. taxes in the year of repatriation.

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

As previously disclosed, we are in the planning phase of a room remodel of the Wynn Tower at Wynn Las Vegas. We have temporarily postponed the remodel until conditions have stabilized (as discussed above within Investing Activities). Accordingly, at this time we do not expect to incur significant capital expenditures associated with the Wynn Tower room remodel during 2021.

During 2020, the WRF Credit Agreement was amended to, among other things, implement a financial covenant relief period through April 1, 2022. Through that date, WRF and its restricted subsidiaries are required to maintain liquidity of at least $325.0 million at all times (with liquidity being the sum of unrestricted operating cash, as defined in the WRF Credit Agreement, and the available borrowing capacity under the WRF Revolver).

In addition, during 2020, WRF issued $600.0 million aggregate principal amount of 7 3/4% Senior Notes due 2025, the net proceeds of which WRF used for general corporate purposes.

The Company repaid $716.0 million of the outstanding borrowings under the WRF Revolver in February 2021, using proceeds from the February 2021 equity offering described below.

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

On February 11, 2021, the Company completed a registered public offering of 7,475,000 newly issued shares of its common stock, par value $0.01 per share, at a price of $115.00 per share for proceeds of $842.4 million, net of $17.2 million in underwriting discounts and commissions. The Company used $716.0 million of the net proceeds from this equity offering to repay the outstanding borrowings under the WRF revolver in February 2021, and intends to use the remaining net proceeds for general corporate purposes.

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

Our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of December 31, 2020, we had $800.1 million in repurchase authority remaining under the program.

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

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for an interest rate collar associated with our Retail Term Loan. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of December 31, 2020, we had outstanding letters of credit totaling $16.1 million.

Contractual Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2020 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations (1)	$596,408	$1,729,141	$5,098,500	$5,730,000	$13,154,049
Fixed interest payments	502,975	993,554	812,367	687,007	2,995,903
Estimated variable interest payments (2)	82,599	108,151	47,255	—	238,005
Construction contracts and commitments	30,592	49,250	—	—	79,842
Operating leases	20,772	31,847	20,168	450,009	522,796
Finance leases	15,898	31,796	10,821	65,084	123,599
Employment agreements	54,090	35,063	1,450	1,996	92,599
Massachusetts surrounding community payments (3)	13,499	27,626	28,475	112,469	182,069
Other (4)	161,665	109,378	23,805	13,984	308,832
Total contractual commitments	$1,478,498	$3,115,806	$6,042,841	$7,060,549	$17,697,694
(1) In the Less Than 1 Year column, includes $412.5 million related to the prepayment of the Wynn Macau Term Loan paid in January 2021.
(2) Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates as of December 31, 2020. Actual rates will vary.
(3) Represents payments to certain communities surrounding Encore Boston Harbor, required as a condition of the gaming license awarded to Wynn MA, LLC.
(4) Other includes open purchase orders, future charitable contributions, fixed gaming tax payments in Macau, performance contracts and other contracts. As further discussed in Item 8—"Financial Statements and Supplementary Data," Note 13, "Income Taxes," we had $107.7 million of unrecognized tax benefits as of December 31, 2020. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2020.

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

Allowance for Credit Losses

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

We regularly evaluate our reserve for credit losses based on a specific review of customer accounts and outstanding gaming promoter accounts taking into consideration the amount owed, the age of the account, the customer's financial condition, management's experience with historical and current collection trends, current economic and business conditions, and management's expectations of future economic and business conditions and forecasts. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received.

The following table presents key statistics related to our casino accounts receivable (dollars in thousands):

	December 31,
	2020	2019
Casino accounts receivable	$207,823	$304,137
Allowance for casino credit losses	$98,035	$37,652
Allowance as a percentage of casino accounts receivable	47.2%	12.4%

The increase in allowance for casino credit losses as shown in the table above is primarily due to the impact of historical collection patterns and expectations of current and future collection trends in light of the COVID-19 pandemic, as well as the specific review of customer accounts. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. Our allowance for credit losses is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the current and expected future state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2020 and 2019, 50.0% and 61.0%, respectively, of our outstanding casino accounts receivable balance originated at our Macau Operations, which include advances to gaming promoters, which are settled within five days of period end.

As of December 31, 2020, a 100 basis point change in the allowance for credit losses as a percentage of casino accounts receivable would change the provision for credit losses by approximately $2.1 million.

As our customer payment experience evolves, we will continue to refine our estimated allowance for credit losses. Accordingly, the associated provision for credit losses may fluctuate. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods as we become aware of additional information about a customer or changes occur in a region's economy or legal system.

Development, Construction and Property, and Equipment Estimates

During the construction and development of a resort or other projects, pre-opening or start-up costs are expensed when incurred. In connection with the construction and development of our resorts, significant start-up costs are incurred and charged to pre-opening costs through their respective openings. Once our resorts open, expenses associated with the opening of the resorts are no longer charged as pre-opening costs.

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

Impairment of Long-lived Assets, Intangible assets, and Goodwill

We evaluate our property and equipment and other long-lived assets for impairment in accordance with applicable accounting standards. For assets to be disposed of we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. In reviewing for impairment, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

During the year ended December 31, 2020, Wynn Palace, Wynn Macau, the Company's Las Vegas Operations, and Encore Boston Harbor each experienced a significant decline in revenues, operating income, and cash provided by operations as a result of the COVID-19 pandemic as noted in Note 1, "Organization and Business." As a result, we concluded that a triggering event occurred at each of these asset groups. We tested our asset groups for recoverability as of December 31, 2020 and concluded no impairment existed at that date as the estimated undiscounted future cash flows exceeded the net carrying amount for each of the asset groups. The tests for recoverability include estimates of future cash flows and the useful lives of our primary assets. These estimates are subjective and may change should the COVID-19 pandemic, including travel restrictions and operating capacity limitations, persist longer than expected. Unfavorable changes in the Company's estimates could require an impairment charge in the future.

The Company tests goodwill for impairment as of October 1 of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired. The Company’s test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, the Company compares the fair value of its reporting unit to its carrying value. If the estimated fair value exceeds its carrying value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than book value, then under the second step the carrying amount of the goodwill is compared to its implied fair value. Prior to 2020, the Company had an immaterial amount of goodwill. Most of the Company’s goodwill recorded as of December 31, 2020 was the result of an acquisition during the fourth quarter of 2020.

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

As of December 31, 2020, we had deferred tax assets of $3 billion including a foreign tax credit ("FTC") carryforward of $2.5 billion and a deferred tax asset related to interest expense carryforwards of $138.3 million. As of December 31, 2020, we have recorded a valuation allowance of $3.0 billion against the FTC carryforward, disallowed interest expense carryforward and the other deferred tax assets based on our estimate of future realization. In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that the deferred tax assets will be realized. In this assessment, appropriate consideration was given to all positive and negative evidence including recent operating profitability, forecasts of future earnings, ability to carryback, the reversal of net taxable temporary differences, the duration of statutory carryforward periods, and tax planning strategies. As of December 31, 2020, the Company no longer relies on forecast of future taxable income due to recent tax legislation that reduces future sources of taxable income as well as the uncertainty caused by the COVID-19 pandemic and relies solely on the reversal of net taxable temporary differences.

Our income tax returns are subject to examination by the IRS and other tax authorities in the locations where we operate. We assess potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes. The accounting standards prescribe a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

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

The following table provides estimated future cash flow information derived from our best estimates of repayments as of December 31, 2020, of our expected long-term indebtedness and related weighted average interest rates by expected maturity dates. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. Actual rates will vary. Additionally, the potential effect that the proposed LIBOR phaseout could have on our business and financial condition cannot yet be determined (see Item 1A—"Risk Factors," Risks Related to our Indebtedness for further discussion). The one-month LIBOR and HIBOR rates as of December 31, 2020 of 0.14% and 0.18%, respectively, were used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable.

	Years Ending December 31,
	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total
	(dollars in millions)
Long-term debt:
Fixed rate	$—	$—	$500.0	$600.0	$2,380.0	$5,730.0	$9,210.0
Average interest rate	—%	—%	4.3%	4.9%	6.1%	5.4%	5.5%
Variable rate	$596.4	$1,179.1	$50.0	$1,503.5	$615.0	$—	$3,944.0
Average interest rate	2.4%	2.6%	1.9%	1.9%	2.7%	—%	2.3%

Interest Rate Sensitivity

As of December 31, 2020, approximately 70.0% of our long-term debt was based on fixed rates. Based on our borrowings as of December 31, 2020, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $34.2 million.

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

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of our Wynn Macau, Limited and Wynn Macau SA debt is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition, and ability to service debt. Based on our balances as of December 31, 2020, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $34.5 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Wynn Resorts, Limited and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wynn Resorts, Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BetBull, Limited, which are included in the 2020 consolidated financial statements of the Company and constituted less than 2% of total assets (goodwill constituted 1% of total assets) as of December 31, 2020 and less than 1% of operating revenues and net loss for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BetBull, Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Allowance for Credit Losses on Casino Receivables

Description of the Matter
At December 31, 2020, the Company’s allowance for credit losses on accounts receivable was $100.3 million, primarily consisting of casino receivables. As discussed in Note 2 to the consolidated financial statements, casino receivables primarily consist of credit issued to patrons in the form of markers and advances paid to gaming promoters. The Company records an estimated allowance for credit losses to reduce the Company’s receivables to their carrying amount, which reflects the net amount the Company expects to collect. The Company estimates the allowance based on specific review of customer and outstanding gaming promoter accounts taking into consideration the amount due from the patron and gaming promoters, the age of the account, the customer’s financial condition, as well as management’s experience with historical and current collection trends, current economic and business conditions, and management’s expectations of future economic and business conditions and forecasts.

Auditing management’s estimate of the allowance for credit losses on casino receivables is complex due to the highly judgmental nature of the qualitative factors used to estimate the collectability of casino receivables and high degree of subjectivity in evaluating management’s judgments related to the collectability of patron accounts receivable.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s allowance for credit losses process. For example, we tested controls over the issuance of markers to patrons, the collection processes and management’s review controls over the assessment of the expected collection of casino receivables and evaluation of the allowance for credit losses, including the information used by management in those controls.

To test the allowance for credit losses, our audit procedures included, among others: testing management’s historical collections analysis by obtaining evidence related to the original issuance of the credit to patrons on a sample of casino accounts receivable and examining support for subsequent settlement, if any; corroborating management’s representations for specific provisions made for certain individual casino patrons with internal data and examination of publicly available information of the customers’ financial condition; evaluating management’s assumptions regarding future collectability in comparison to current business trends, third-party macroeconomic data and peer data; and evaluating management’s use of this information in establishing the allowance for credit losses as of December 31, 2020.

In addition, we performed sensitivity analyses over the Company's significant assumptions and evaluated the overall allowance for credit losses by performing a retrospective analysis of the Company’s historical estimates, which consisted of comparing the Company’s estimates to subsequent settlements and write-offs.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Las Vegas, Nevada
February 26, 2021

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,482,032	$2,351,904
Accounts receivable, net of allowance for credit losses of $100,329 and $39,317	200,158	346,429
Inventories	66,285	88,519
Prepaid expenses and other	64,672	69,485
Total current assets	3,813,147	2,856,337
Property and equipment, net	9,196,644	9,623,832
Restricted cash	4,352	6,388
Goodwill and intangible assets, net	278,195	146,414
Operating lease assets	398,594	452,919
Deferred income taxes, net	—	562,262
Other assets	178,615	223,129
Total assets	$13,869,547	$13,871,281
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts and construction payables	$148,478	$262,437
Customer deposits	646,856	824,269
Gaming taxes payable	66,346	168,043
Accrued compensation and benefits	126,846	180,140
Accrued interest	136,421	73,136
Current portion of long-term debt	596,408	323,876
Other accrued liabilities	159,533	150,983
Total current liabilities	1,880,888	1,982,884
Long-term debt	12,469,362	10,079,983
Long-term operating lease liabilities	123,124	159,182
Other long-term liabilities	133,490	107,760
Total liabilities	14,606,864	12,329,809
Commitments and contingencies (Note 17)
Stockholders' equity (deficit):
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 123,482,836 and 122,837,930 shares issued; 107,888,336 and 107,363,943 shares outstanding, respectively	1,235	1,228
Treasury stock, at cost; 15,594,500 and 15,473,987 shares, respectively	(1,422,531)	(1,410,998)
Additional paid-in capital	2,598,115	2,512,676
Accumulated other comprehensive income (loss)	3,604	(1,679)
Retained earnings (accumulated deficit)	(1,532,420)	641,818
Total Wynn Resorts, Limited stockholders' equity (deficit)	(351,997)	1,743,045
Noncontrolling interests	(385,320)	(201,573)
Total stockholders' equity (deficit)	(737,317)	1,541,472
Total liabilities and stockholders' equity (deficit)	$13,869,547	$13,871,281

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Operating revenues:
Casino	$1,237,230	$4,573,924	$4,784,990
Rooms	307,973	804,162	751,800
Food and beverage	329,584	818,822	754,128
Entertainment, retail and other	221,074	414,191	426,742
Total operating revenues	2,095,861	6,611,099	6,717,660
Operating expenses:
Casino	1,064,976	2,924,254	3,036,907
Rooms	172,223	276,095	254,549
Food and beverage	398,792	696,498	611,706
Entertainment, retail and other	107,228	170,206	183,113
General and administrative	720,849	896,670	761,415
Litigation settlement	—	—	463,557
Provision for credit losses	64,375	21,898	6,527
Pre-opening	6,506	102,009	53,490
Depreciation and amortization	725,502	624,878	550,596
Property charges and other	67,455	20,286	60,256
Total operating expenses	3,327,906	5,732,794	5,982,116
Operating income (loss)	(1,232,045)	878,305	735,544
Other income (expense):
Interest income	15,384	24,449	29,866
Interest expense, net of amounts capitalized	(556,474)	(414,030)	(381,849)
Change in derivatives fair value	(13,060)	(3,228)	(4,520)
Change in Redemption Note fair value	—	—	(69,331)
(Loss) gain on extinguishment of debt	(4,601)	(12,437)	104
Other	28,521	15,159	(4,074)
Other income (expense), net	(530,230)	(390,087)	(429,804)
Income (loss) before income taxes	(1,762,275)	488,218	305,740
(Provision) benefit for income taxes	(564,671)	(176,840)	497,344
Net income (loss)	(2,326,946)	311,378	803,084
Less: net (income) loss attributable to noncontrolling interests	259,701	(188,393)	(230,654)
Net income (loss) attributable to Wynn Resorts, Limited	$(2,067,245)	$122,985	$572,430
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$(19.37)	$1.15	$5.37
Diluted	$(19.37)	$1.15	$5.35
Weighted average common shares outstanding:
Basic	106,745	106,745	106,529
Diluted	106,745	106,985	107,032

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$(2,326,946)	$311,378	$803,084
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	7,367	376	(1,936)
Change in net unrealized loss on investment securities, before and after tax	—	—	1,292
Redemption Note credit risk adjustment, net of tax of $2,735	—	—	9,211
Total comprehensive income (loss)	(2,319,579)	311,754	811,651
Less: comprehensive (income) loss attributable to noncontrolling interests	257,617	(188,498)	(230,115)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$(2,061,962)	$123,256	$581,536

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total Wynn Resorts, Limited stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' equity (deficit)
Balances, January 1, 2018	103,005,866	$1,164	$(1,184,468)	$1,497,928	$(1,845)	$635,067	$947,846	$130,504	$1,078,350
Cumulative effect, change in accounting for credit risk, net of tax of $2,735	—	—	—	—	(9,211)	9,211	—	—	—
Net income	—	—	—	—	—	572,430	572,430	230,654	803,084
Currency translation adjustment	—	—	—	—	(1,397)	—	(1,397)	(539)	(1,936)
Change in net unrealized loss on investment securities	—	—	—	—	1,292	—	1,292	—	1,292
Redemption Note settlement	—	—	—	—	9,211	—	9,211	—	9,211
Exercise of stock options	261,470	2	—	21,463	—	—	21,465	506	21,971
Issuance of common stock	5,300,000	53	—	915,187	—	—	915,240	—	915,240
Issuance of restricted stock	288,270	3	—	1,295	—	—	1,298	501	1,799
Cancellation of restricted stock	(125,908)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(1,497,672)	—	(159,544)	—	—	—	(159,544)	—	(159,544)
Shares of subsidiary repurchased for share award plan	—	—	—	(4,497)	—	—	(4,497)	(1,735)	(6,232)
Cash dividends declared	—	—	—	—	—	(294,923)	(294,923)	(276,528)	(571,451)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(305,372)	(305,372)
Stock-based compensation	—	—	—	25,702	—	—	25,702	2,675	28,377
Balances, December 31, 2018	107,232,026	1,221	(1,344,012)	2,457,079	(1,950)	921,785	2,034,123	(219,334)	1,814,789
Net income	—	—	—	—	—	122,985	122,985	188,393	311,378
Currency translation adjustment	—	—	—	—	271	—	271	105	376
Exercise of stock options	293,690	3	—	14,693	—	—	14,696	—	14,696
Issuance of restricted stock	472,480	5	—	14,343	—	—	14,348	785	15,133
Cancellation of restricted stock	(43,825)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(590,428)	—	(66,986)	—	—	—	(66,986)	—	(66,986)
Shares of subsidiary repurchased for share award plan	—	—	—	(3,885)	—	—	(3,885)	(1,499)	(5,384)
Cash dividends declared	—	—	—	—	—	(402,952)	(402,952)	(165,835)	(568,787)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(7,745)	(7,745)
Stock-based compensation	—	—	—	30,445	—	—	30,445	3,557	34,002
Balances, December 31, 2019	107,363,943	1,228	(1,410,998)	2,512,676	(1,679)	641,818	1,743,045	(201,573)	1,541,472
Net loss	—	—	—	—	—	(2,067,245)	(2,067,245)	(259,701)	(2,326,946)
Currency translation adjustment	—	—	—	—	5,283	—	5,283	2,084	7,367
Issuance of restricted stock	886,014	9	—	6,711	—	—	6,720	823	7,543
Cancellation of restricted stock	(241,108)	(2)	—	2	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(120,513)	—	(11,533)	—	—	—	(11,533)	—	(11,533)
Cash dividends declared	—	—	—	—	—	(106,993)	(106,993)	44	(106,949)
Wynn Interactive transactions	—	—	—	26,262	—	—	26,262	73,768	100,030
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6,238)	(6,238)
Stock-based compensation	—	—	—	52,464	—	—	52,464	5,473	57,937
Balances, December 31, 2020	107,888,336	$1,235	$(1,422,531)	$2,598,115	$3,604	$(1,532,420)	$(351,997)	$(385,320)	$(737,317)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(2,326,946)	$311,378	$803,084
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	725,502	624,878	550,596
Deferred income taxes	562,484	174,190	(498,654)
Stock-based compensation expense	62,254	40,372	35,040
Amortization of debt issuance costs	28,932	28,954	36,917
Loss on extinguishment of debt	4,601	12,437	4,391
Provision for credit losses	64,375	21,898	6,527
Change in derivatives fair value	13,060	3,228	4,520
Change in Redemption Note fair value	—	—	69,331
Property charges and other	38,933	5,122	56,974
Increase (decrease) in cash from changes in:
Receivables, net	81,646	(86,712)	(59,157)
Inventories, prepaid expenses and other	27,660	(37,907)	(5,212)
Customer deposits	(192,451)	(134,858)	(92,395)
Accounts payable and accrued expenses	(162,475)	(61,910)	49,527
Net cash (used in) provided by operating activities	(1,072,425)	901,070	961,489
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(290,115)	(1,063,293)	(1,475,972)
Purchase of intangible and other assets	—	(6,000)	(126,414)
Proceeds from the sale or maturity of investment securities	—	—	359,461
Purchase of investment securities	—	—	(34,098)
Cash acquired from business combination	4,604	—	—
Proceeds from sale of assets and other	19,752	695	54,213
Net cash used in investing activities	(265,759)	(1,068,598)	(1,222,810)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,691,953	3,893,778	2,788,925
Repayments of long-term debt	(2,035,354)	(2,930,015)	(3,032,267)
Proceeds from note receivable from sale of ownership interest in subsidiary	—	—	75,000
Proceeds from issuance of common stock, net of issuance costs	—	—	915,240
Repurchase of common stock	(11,533)	(66,986)	(159,544)
Finance lease payments	(5,916)	(73)	—
Proceeds from exercise of stock options	70	14,696	21,971
Shares of subsidiary repurchased for share award plan	—	(5,384)	(6,232)
Dividends paid	(108,777)	(566,521)	(569,781)
Distributions to noncontrolling interest	(6,238)	(7,745)	(305,372)
Payments for additional ownership interest in Wynn Interactive	(33,621)	—	—
Payment to acquire derivatives	—	—	(3,900)
Payments for financing costs	(27,339)	(32,738)	(48,297)
Net cash provided by (used in) financing activities	2,463,245	299,012	(324,257)
Effect of exchange rate on cash, cash equivalents and restricted cash	3,031	7,485	(1,733)
Cash, cash equivalents and restricted cash:
Increase (decrease) in cash, cash equivalents and restricted cash	1,128,092	138,969	(587,311)
Balance, beginning of period	2,358,292	2,219,323	2,806,634
Balance, end of period	$3,486,384	$2,358,292	$2,219,323

Supplemental cash flow disclosures
Cash paid for interest, net of amounts capitalized	$463,458	$373,052	$378,023
Capitalized stock-based compensation	$2,212	$350	$11
Cash paid for income taxes (income tax refunds received)	$1,433	$(16,811)	$1,885
Property and equipment acquired under finance leases	$56,215	$1,413	$—
Liability settled with shares of common stock	$6,720	$15,134	$1,800
Accounts and construction payables related to property and equipment	$62,956	$163,471	$202,981
Other liabilities related to intangible assets	$13,822	$13,945	$—
Financing costs included in accounts payable and other liabilities	$3,116	$1,857	$—
Dividends payable on unvested restricted stock included in other accrued liabilities	$3,564	$6,690	$4,375

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

In October 2020, Wynn Interactive Ltd. ("Wynn Interactive") was formed through the merger (the "BetBull Acquisition") of Wynn Resorts' digital gaming businesses and Wynn Resorts' strategic partner, BetBull Limited ("BetBull"). The merger was effected through a series of transactions which resulted in the Company contributing to BetBull its interests in WSI US, LLC and Wynn Social Gaming, LLC, which operate Wynn Resorts' existing U.S. online sports betting and gaming business and social casino business, respectively. Following the merger, Wynn Resorts holds an approximately 72% controlling interest in Wynn Interactive. The results of its operations are presented within Corporate and other in the accompanying consolidated financial statements, except where otherwise noted. For more information on the Betbull Acquisition, see Note 19, "Business Combination."

Macau Operations

Wynn Palace, which opened in August 2016, features a luxury hotel tower with 1,706 guest rooms, suites and villas, approximately 424,000 square feet of casino space, 14 food and beverage outlets, approximately 37,000 square feet of meeting and convention space, approximately 107,000 square feet of retail space, public attractions including a performance lake and floral art displays, and recreation and leisure facilities.

Wynn Macau features two luxury hotel towers with a total of 1,010 guest rooms and suites, approximately 252,000 square feet of casino space, 12 food and beverage outlets, approximately 31,000 square feet of meeting and convention space, approximately 59,000 square feet of retail space, a rotunda show and recreation and leisure facilities.

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 194,000 square feet of casino space, 31 food and beverage outlets, approximately 513,000 square feet of meeting and convention space, approximately 152,000 square feet of retail space (the majority of which is owned and operated under a joint venture of which the Company owns 50.1%), as well as two theaters, three nightclubs and a beach club and recreation and leisure facilities.

Encore Boston Harbor

On June 23, 2019, the Company opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The property features a luxury hotel tower with a total of 671 guest rooms and suites, approximately 208,000 square feet of casino space, 16 food and beverage outlets, approximately 71,000 square feet of meeting and convention space, and approximately 8,000 square feet of retail space. Public attractions include a waterfront park, floral displays, and water shuttle service to downtown Boston.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Developments Related to COVID-19

In January 2020, a new strain of coronavirus, COVID-19 ("COVID-19"), was identified. Since then, COVID-19 has spread around the world, and steps have been taken by various countries, including those in which the Company operates, to advise citizens to avoid non-essential travel, to restrict inbound international travel, to implement closures of non-essential operations, and to implement quarantines and lockdowns to contain the spread of the virus. Several vaccines have been granted authorizations in numerous countries and vaccines are being rolled out to citizens based on their priority of need. There can be no assurance as to when a sufficient number of individuals will be vaccinated, permitting travel restrictions to be lifted.

Macau Operations

In response to the COVID-19 pandemic, casino operations in Macau were closed for a 15-day period in February 2020 and resumed on a reduced basis on February 20, 2020. On March 20, 2020 casino operations were fully restored; however, certain COVID-19 specific protective measures, such as limiting the number of seats per table game, increasing the spacing between active slot machines and visitor entry checks and requirements involving temperature checkpoints, mask wearing, health declarations and proof of negative COVID-19 test results remain in effect at the present time.

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 Pandemic on travel and social activities, the suspension or reduced availability of the Individual Visit Scheme (the “IVS”), group tour scheme and other travel visas for visitors, quarantine measures in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, among other things, and the suspension or reduced accessibility of transportation to and from Macau. At present, bans on entry or enhanced quarantine requirements remain in place for people attempting to enter Macau, depending on various conditions such as the usual visa requirements, their COVID-19 test results, purpose of visit, recent travel history and/or other conditions as applicable.

While many aspects of these travel restrictions and conditions continue to adversely impact visitations to Macau, beginning in June 2020 certain restrictions and conditions have eased to allow for visitation to Macau as certain regions recover from the COVID-19 pandemic. Quarantine-free travel, subject to COVID-19 safeguards such as testing and the usual visa requirements, was reintroduced between Macau and an increasing number of areas and cities within the PRC in progressive phases from June to August 2020, commencing with an area in Guangdong Province, which is adjacent to Macau, and expanding to additional areas and major cities within Guangdong Province, followed by most other areas of the PRC. On September 23, 2020, PRC authorities fully resumed the IVS exit visa program, which permits individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes.

Notwithstanding these developments, certain border control, travel-related restrictions and conditions, including certain quarantine and medical observation measures, stringent health declarations, COVID-19 testing and other procedures remain in place, and all visitors need to test negative for COVID-19 before entering Macau.

Given the evolving conditions created by and in response to the COVID-19 pandemic, the Company is currently unable to determine when travel-related restrictions and conditions will be further lifted. Measures that have been lifted or are expected to be lifted may be reintroduced if there are adverse developments in the COVID-19 situation in Macau and other regions with access to Macau.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Encore Boston Harbor ceased all operations and closed to the public on March 15, 2020, and reopened on July 10, 2020 with certain COVID-19 specific protective measures in place, such as limiting the number of seats per table game, slot machine spacing, temperature checks, capacity restrictions, and mask protection. Subsequent to reopening, certain food and beverage outlets have remained temporarily closed and our hotel operations were limited to Thursday through Sunday. On November 6, 2020, pursuant to a Massachusetts directive implementing an overnight curfew on certain businesses, Encore Boston Harbor limited its daily operating hours and temporarily closed the hotel tower. On January 25, 2021, the limitations on operating hours were lifted, and Encore Boston Harbor restored certain operations and reopened its hotel tower on a Thursday through Sunday weekly schedule. The protective measures, including capacity restrictions, are still in place. The Company is currently unable to determine when the remaining measures will be lifted.

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

As of December 31, 2020, the Company had total cash and cash equivalents, excluding restricted cash, of $3.48 billion, and had access to $117.9 million of available borrowing capacity from the WRF Revolving Facility and $343.5 million of available borrowing capacity from the Wynn Macau Revolving Facility. The Company has suspended its dividend program and has postponed major project capital expenditures. In addition, the Company raised $842.5 million in an equity offering in February 2021. Given the Company's liquidity position at December 31, 2020 and the steps the Company has taken as further described in Note 7, "Long-Term Debt," the Company believes it is able to support continuing operations and respond to the current COVID-19 pandemic challenges.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

An estimated allowance for credit losses is maintained to reduce the Company's receivables to their carrying amount, which reflects the net amount the Company expects to collect. The allowance estimate reflects specific review of customer accounts and outstanding gaming promoter accounts taking into consideration the amount owed, the age of the account, the customer's financial condition, management's experience with historical and current collection trends, current economic and business conditions, and management's expectations of future economic and business conditions and forecasts. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received.

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

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project using the weighted average cost of the Company's outstanding borrowings. Interest of $1.3 million, $53.9 million, and $57.3 million was capitalized for the years ended December 31, 2020, 2019, and 2018, respectively.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values in accordance with the applicable accounting standards. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes estimates and assumptions to determine the fair value of intangible assets.

Estimates in valuing certain intangible assets include, but are not limited to future expected cash flows from acquired technology and acquired trademarks from a market participant perspective, useful lives, and discount rates. Management’s

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of the tangible and intangible assets acquired and the liabilities assumed. Goodwill is not amortized, but rather is subject to an annual impairment test.

The Company tests goodwill for impairment as of October 1 of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired. The Company’s test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, the Company compares the fair value of its reporting unit to its carrying value. If the estimated fair value exceeds its carrying value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than book value, then under the second step the carrying amount of the goodwill is compared to its implied fair value.

Intangible Assets other than goodwill

The Company's intangible assets other than goodwill consist primarily of finite-lived intangible assets, including its Macau gaming concession and Massachusetts gaming license. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives. The Company's indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Lessor Arrangements

The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space at its integrated resorts, which represents approximately 101,000, 59,000, 140,000, and 35,500 square feet of space at Wynn Palace, Wynn Macau, Wynn Las Vegas, and Encore Boston Harbor, respectively. The lease arrangements generally include minimum base rent and contingent rental clauses based on a percentage of net sales. Generally, the terms of the leases range between five and 10 years. The Company records revenue on a straight-line basis over the term of the lease, and recognizes revenue for contingent rentals when the contingency has been resolved. The Company has elected to combine lease and nonlease components for the purpose of measuring lease revenue. Lease revenue includes the impact of rent concessions provided to tenants at the Company's Macau operations due to the adverse effects of the COVID-19 pandemic and is recorded in Entertainment, retail and other revenue in the accompanying Consolidated Statements of Operations.

Debt Issuance Costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. Debt issuance costs incurred in connection with the issuance of the Company's revolving credit facilities are presented in noncurrent assets on the Consolidated Balance Sheets. All other debt issuance costs are presented as a direct reduction of long-term debt on the Consolidated Balance Sheets. Approximately $28.9 million, $29.0 million, and $36.9 million was amortized to interest expense during the years ended December 31, 2020, 2019, and 2018, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company offers loyalty programs at each of its resorts. Customers earn points based on their level of table games and slots play, which can be redeemed for slots free play, gifts and complimentary goods or services provided by the Company. For casino transactions that include points earned under the Company's loyalty programs, the Company defers a portion of the revenue by recording the estimated standalone selling price of the earned points that are expected to be redeemed as a liability.
Upon redemption of the points for Company-owned goods or services, the standalone selling price of each good or service is allocated to the appropriate revenue type based on the good or service provided. Upon the redemption of points with third parties, the redemption amount is deducted from the liability and paid directly to the third party with any difference between the amount paid and the stand-alone selling price recorded as Entertainment, retail and other revenue in the accompanying Consolidated Statements of Operations.

After allocating amounts to the complimentary goods or services provided and to the points earned under the Company's loyalty programs, the residual amount is recorded as casino revenue when the wager is settled.
The transaction price for rooms, food and beverage, entertainment, retail and other transactions is the net amount collected from the customer for such goods and services and is recorded as revenue when the goods are provided, services are performed or events are held. Sales tax and other applicable taxes collected by the Company are excluded from revenues. Advance deposits on rooms and advance ticket sales are performance obligations that are recorded as customer deposits until services are provided to the customer. Revenues from contracts with multiple goods or services are allocated to each good or service based on its relative standalone selling price. As previously noted, Entertainment, retail and other revenue also includes lease revenue, which is recognized in accordance with the relevant accounting principles.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Consolidated Statements of Operations. These taxes totaled $527.5 million, $2.24 billion, and $2.44 billion for the years ended December 31, 2020, 2019, and 2018, respectively.

Advertising Costs

The cost of advertising is expensed as incurred, and totaled $28.3 million, $61.3 million, and $40.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Pre-opening Expenses

Pre-opening expenses represent personnel, advertising, and other costs incurred prior to the opening of new ventures and are expensed as incurred. During the years ended December 31, 2020, the Company incurred pre-opening expenses primarily in connection with restaurant remodels at our Las Vegas Operations and the meeting and convention expansion at Wynn Las Vegas, which opened in February 2020. During the years ended December 31, 2019, and 2018, the Company incurred pre-opening expenses primarily in connection with the development of Encore Boston Harbor.

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

Foreign Currency

Gains or losses from foreign currency remeasurements are included in Other income (expense) in the accompanying Consolidated Statements of Operations. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss).

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity or other comprehensive income (loss). Components of the Company's comprehensive income (loss) are reported in the accompanying Consolidated Statements of Stockholders' Equity (Deficit) and Consolidated Statements of Comprehensive Income (Loss).

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting standards, which require the compensation cost relating to share-based payment transactions be recognized in the Company's Consolidated Statements of Operations. The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

nonvested share awards. Dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant. Expected volatility is based on implied and historical factors related to the Company's common stock. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve for stock options issued under the Wynn Resorts Omnibus Plan and Wynn Interactive Omnibus Plan (as defined and discussed in Note 12, "Stock-Based Compensation") and the Hong Kong Exchange Fund rates for stock options issued under the Share Option Plan (as defined in Note 12, "Stock-Based Compensation"), both at the time of grant for the period equal to the expected term. Expected term represents the weighted average time between the option's grant date and its exercise date. The Company uses historical award exercise activity and termination activity in estimating the expected term for the Omnibus Plan and Share Option Plan. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award), and forfeitures are recognized as they occur. The Company's stock-based employee compensation arrangements are more fully discussed in Note 12, "Stock-Based Compensation."

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

Note 3 - Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents:
Cash (1)	$2,501,452	$1,265,502
Cash equivalents (2)	980,580	1,086,402
Total cash and cash equivalents	3,482,032	2,351,904
Restricted cash (3)	4,352	6,388
Total cash, cash equivalents and restricted cash	$3,486,384	$2,358,292

(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan.

Note 4 - Receivables, net

Receivables, net consisted of the following (in thousands):

	December 31,
	2020	2019
Casino	$207,823	$304,137
Hotel	7,075	22,114
Other	85,589	59,495
	300,487	385,746
Less: allowance for credit losses	(100,329)	(39,317)
	$200,158	$346,429

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2020 and 2019, approximately 77.3% and 79.0%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which our customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 47.2% and 12.4% of gross casino receivables as of December 31, 2020 and 2019, respectively. The increase in allowance for casino credit losses is primarily due to the impact of historical collection patterns and expectations of current and future collection trends in light of the COVID-19 pandemic, as well as the specific review of customer accounts. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the period (in thousands):

	December 31,
	2020	2019
Balance at beginning of year	$39,317	$32,694
Provision for credit losses	64,375	21,898
Write-offs	(4,692)	(15,438)
Recoveries of receivables previously written-off	1,264	84
Effect of exchange rate	65	79
Balance at end of period	$100,329	$39,317

Note 5 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Buildings and improvements	$9,758,846	$9,367,241
Land and improvements	1,265,510	1,246,679
Furniture, fixtures and equipment	3,093,481	2,932,483
Airplanes	110,623	110,623
Construction in progress	136,390	477,333
	14,364,850	14,134,359
Less: accumulated depreciation	(5,168,206)	(4,510,527)
	$9,196,644	$9,623,832

As of December 31, 2020, construction in progress consisted primarily of costs capitalized for various capital enhancements at our properties. As of December 31, 2019, construction in progress consisted primarily of costs capitalized, including interest, for the construction of the additional meeting and convention space at Wynn Las Vegas, which was placed into service during the first quarter of 2020.

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $699.6 million, $602.9 million, and $546.1 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 - Goodwill and Intangible Assets, net

Goodwill and intangible assets, net consisted of the following (in thousands):

	December 31,
	2020	2019
Finite-lived intangible assets:
Macau gaming concession	$42,300	$42,300
Less: accumulated amortization	(38,731)	(36,348)
	3,569	5,952

Massachusetts gaming license	117,700	117,700
Less: accumulated amortization	(11,944)	(4,098)
	105,756	113,602

Other finite-lived intangible assets	16,998	—
Less: accumulated amortization	(620)	—
	16,378	—

Total finite-lived intangible assets	125,703	119,554

Indefinite-lived intangible assets:
Water rights and other	8,397	8,397
Total indefinite-lived intangible assets	8,397	8,397

Goodwill:
Balance at beginning of year	18,463	—
Acquisitions	121,039	18,463
Foreign currency translation	4,593	—
Balance end of period	144,095	18,463

Total goodwill and intangible assets, net	$278,195	$146,414

The Macau gaming concession is a finite-lived intangible asset that is being amortized over the 20 year life of the concession. The Company expects that amortization of the Macau gaming concession will be $2.4 million in 2021 and $1.2 million in 2022.

The Massachusetts gaming license is a finite-lived intangible asset that is being amortized over the 15 year life of the license. The Company expects that amortization of the Massachusetts gaming license will be $7.8 million each year from 2021 through 2033, and $3.7 million in 2034.

The Other finite-lived intangible assets consist of trademarks and customer lists acquired in connection with the Betbull Acquisition and are being amortized over ten and three years, respectively. For more information on the Betbull Acquisition, see Note 19, "Business Combination." The Company expects that amortization of Other intangible assets will be $3.4 million each year from 2021 through 2022, $2.9 million for 2023, and approximately $1.0 million each year from 2024 through 2030.

The Company recognized goodwill of $121.0 million in 2020 in connection with the Betbull Acquisition, and the Company recognized $18.5 million of goodwill related to an insignificant acquisition in 2019. Goodwill is included in Corporate and other as of December 31, 2020 and 2019.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2020	2019
Macau Related:
Wynn Macau Credit Facilities (1):
Wynn Macau Term Loan, due 2022 (2)	$1,268,106	$2,302,540
Wynn Macau Revolver, due 2022 (3)	407,443	350,232
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	—
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	—
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000

U.S. and Corporate Related:
WRF Credit Facilities (4):
WRF Term Loan, due 2024	937,500	987,500
WRF Revolver, due 2024	716,000	—
WLV 4 1/4% Senior Notes, due 2023	500,000	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 7 3/4% Senior Notes, due 2025	600,000	—
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
Retail Term Loan, due 2025 (5)	615,000	615,000
	13,154,049	10,515,272
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(88,279)	(111,413)
	13,065,770	10,403,859
Less: Current portion of long-term debt	(596,408)	(323,876)
Total long-term debt, net of current portion	$12,469,362	$10,079,983
(1) The borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.50% to 2.25% per annum based on Wynn Resorts Macau S.A.’s leverage ratio.
(2) Approximately $717.3 million and $550.8 million of the Wynn Macau Term Loan bears interest at a rate of LIBOR plus 2.25% per year and HIBOR plus 2.25% per year, respectively. As of December 31, 2020 and 2019, the weighted average interest rate was approximately 2.41% and 3.95%, respectively.
(3) Approximately $231.7 million and $175.7 million of the Wynn Macau Revolver bears interest at a rate of LIBOR plus 2.25% per year and HIBOR plus 2.25% per year, respectively. As of December 31, 2020 and 2019, the weighted average interest rate was approximately 2.44% and 3.92%, respectively. As of December 31, 2020, the available borrowing capacity under the Wynn Macau Revolver was $343.5 million.
(4) The WRF Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of December 31, 2020 and 2019, the weighted average interest rate was 1.90% and 3.55%, respectively. Additionally, as of December 31, 2020, the available borrowing capacity under the WRF Revolver was $117.9 million, net of $16.1 million in outstanding letters of credit. The Company repaid $716.0 million of the outstanding borrowings under the WRF Revolver in February 2021.
(5) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of December 31, 2020 and 2019, the effective interest rate was 2.70% and 3.41%, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Macau Related Debt

Wynn Macau Credit Facilities

The Company's Wynn Macau credit facilities consist of an approximately $1.27 billion equivalent senior secured term loan facility (the "Wynn Macau Term Loan") and an approximately $751 million equivalent senior secured revolving credit facility (the "Wynn Macau Revolver" and together with the Wynn Macau Term Loan, the "Wynn Macau Credit Facilities"). The borrower is Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of WML. Wynn Macau SA borrows and repays its revolving credit facility from time to time as cash needs permit.
The Wynn Macau Term Loan is repayable in graduating installments of between 2.875% to 4.50% of the principal amount on a quarterly basis commencing September 30, 2020, with a final installment of 75% of the principal amount repayable in June 2022; and the final maturity of any outstanding borrowings from the Wynn Macau Revolver is in June 2022. The Company prepaid $938.2 million, excluding contractual amortization payments of $100.7 million, on the Wynn Macau Term Loan during 2020 using the proceeds from issuances of WML Senior Notes and operating cash. In January 2021, the Company prepaid $412.5 million of the Wynn Macau Term Loan, and accordingly, has presented that amount as a current liability on the accompany Consolidated Balance Sheet as of December 31, 2020. The commitment fee required to be paid for unborrowed amounts under the Wynn Macau Revolver, if any, is between 0.52% and 0.79%, per annum, based on Wynn Macau SA's Leverage Ratio. The annual commitment fee is payable quarterly in arrears and is calculated based on the daily average of the unborrowed amounts.

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

The Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sale and leaseback transactions, the ability to dispose of assets, and making loans or other investments. In addition, Wynn Macau SA is required by the financial covenants to maintain a Leverage Ratio of not greater than 4.00 to 1 for the fiscal year ending December 31, 2020 and thereafter, and an Interest Coverage Ratio (as defined in the Wynn Macau Credit Facilities) of not less than 2.00 to 1 at any time.

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
WML Senior Notes

During 2020, WML issued $1.0 billion of 5 1/2% Senior Notes due 2026 and $1.35 billion of 5 5/8% Senior Notes due 2028 (the “2026 and 2028 WML Senior Notes” and collectively with the WML 4 7/8% Senior Notes, due 2024, the WML 5 1/2% Senior Notes, due 2027, and the WML 5 1/8% Senior Notes, due 2029, the “WML Senior Notes”). The Company used the proceeds from the 2026 and 2028 WML Senior Notes to facilitate repayments on the Wynn Macau Credit Facilities and for general corporate purposes. The WML Senior Notes bear interest at each of their respective interest rates and interest is payable semi-annually. In connection with the issuance of the 2026 and 2028 WML Senior Notes, the Company paid fees and expenses totaling $20.7 million, which were recorded as debt issuance costs within the Consolidated Balance Sheets.

The WML Senior Notes are WML's general unsecured obligations and rank pari passu in right of payment with all of WML's existing and future senior unsecured indebtedness, will rank senior to all of WML's future subordinated indebtedness, if any; will be effectively subordinated to all of WML's future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML's subsidiaries, including the Wynn Macau Credit Facilities. The WML Senior Notes are not registered under the Securities Act of 1933, as amended (the "Securities Act") and the WML Notes are subject to restrictions on transferability and resale.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The WML Senior Notes were issued pursuant to indentures between WML and Deutsche Bank Trust Company Americas, as trustee (the “WML Senior Notes Indentures”). The WML Senior Notes Indentures contain covenants limiting WML’s (and certain of its subsidiaries’) ability to, among other things: merge or consolidate with another company; transfer or sell all or substantially all of its properties or assets; and lease all or substantially all of its properties or assets. The WML Senior Notes Indentures also contain customary events of default. In the case of an event of default arising from certain events of bankruptcy or insolvency, all WML Senior Notes then outstanding will become due and payable immediately without further action or notice.

Upon the occurrence of (a) any event after which none of WML or any subsidiary of WML has the applicable gaming concessions or authorizations in Macau in substantially the same manner and scope as WML and its subsidiaries are entitled to at the date on which each of the WML Senior Notes are issued, for a period of 10 consecutive days or more, and such event has a material adverse effect on WML and its subsidiaries, taken as a whole; or (b) the termination or modification of any such concessions or authorizations which has a material adverse effect on WML and its subsidiaries, taken as a whole, each holder of the WML Senior Notes will have the right to require WML to repurchase all or any part of such holder’s WML Senior Notes at a purchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest. If WML undergoes a Change of Control (as defined in the WML Senior Notes Indentures), it must offer to repurchase the WML Senior Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

U.S. and Corporate Related Debt
Refinancing Transactions

On September 20, 2019, WRF and its subsidiary Wynn Resorts Capital Corp. (collectively with WRF, the "WRF Issuers"), each an indirect wholly owned subsidiary of the Company, issued $750.0 million aggregate principal amount of 5 1/8% Senior Notes due 2029 (the "2029 WRF Senior Notes") pursuant to an indenture (the "2029 Indenture") among the WRF Issuers, the guarantors party thereto, and U.S. Bank National Association, as trustee (the "Trustee").

Concurrently with the issuance of the 2029 WRF Senior Notes, WRF entered into a credit agreement (the "WRF Credit Agreement") providing for a new first lien term loan facility in an aggregate principal amount of $1.0 billion (the "WRF Term Loan") and a new first lien revolving credit facility in an aggregate principal amount of $850.0 million (the "WRF Revolver" and together with the WRF Term Loan, the "WRF Credit Facilities") (the WRF Credit Facilities and 2029 WRF Notes are collectively referred to as the "Refinancing Transactions").

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

WRF Credit Facilities

Subject to certain exceptions, the WRF Credit Facilities bear interest at LIBOR plus 1.75% per annum. The annual fee required to pay for unborrowed amounts under the WRF Revolver, if any, is 0.25% per annum. The Company is required to make quarterly repayments on the WRF Term Loan of $12.5 million beginning in the fourth quarter of 2019, with any remaining principal amount outstanding repayable in full on September 20, 2024.

The WRF Credit Agreement contains customary representations and warranties, events of default and negative and affirmative covenants, including, but not limited to, covenants that restrict our ability to pay dividends or distributions to any direct or indirect subsidiaries, to incur and/or repay indebtedness, to make certain restricted payments, and to enter into mergers and acquisitions, negative pledges, liens, transactions with affiliates, and sales of assets. In addition, WRF is subject to financial covenants, including maintaining a Consolidated First Lien Net Leverage Ratio, as defined in the WRF Credit Agreement. Commencing with the fourth quarter of 2019, the Consolidated Senior Secured Net Leverage Ratio is not to exceed 3.75 to 1.00.

The WRF Credit Facilities are guaranteed by each of WRF's existing and future wholly owned domestic restricted subsidiaries (the "Guarantors"), subject to certain exceptions, and are secured by a first priority lien on substantially all of

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

WRF's and each of the guarantors' existing and future property and assets, subject to certain exceptions, including a limitation on the amount of collateral granted by Wynn Las Vegas, LLC ("WLV") and its subsidiaries so as to not violate the indenture governing WLV's outstanding senior notes.

On April 10, 2020 and November 27, 2020, the WRF Credit Agreement was collectively amended to, among other things, implement a financial covenant relief period (the "Financial Covenant Relief Period") through April 1, 2022 (unless earlier terminated by WRF), implement a financial covenant increase period (the "Financial Covenant Increase Period") commencing on the first day after the expiration of the Financial Covenant Relief Period and ending on the first day of the fourth fiscal quarter after the expiration of the Financial Covenant Relief Period (unless earlier terminated by WRF), amend the definition of "Consolidated EBITDA" in the WRF Credit Agreement during the Financial Covenant Increase Period, amend WRF's financial reporting obligations (including extensions to certain deadlines), add certain restrictions on restricted payments (including restrictions on a portion of dividends received from WRF's subsidiaries) during the Financial Covenant Relief Period and the Financial Covenant Increase Period, and amend the definition of "Material Adverse Effect" in the WRF Credit Agreement to take into consideration COVID-19.

During the Financial Covenant Relief Period, the existing consolidated first lien net leverage ratio financial covenant was replaced with a minimum liquidity financial covenant that requires WRF and its restricted subsidiaries to maintain liquidity of at least $325.0 million at all times (with liquidity being the sum of unrestricted operating cash, as defined in the WRF Credit Agreement, and the available borrowing capacity under the WRF Revolver). Following the Financial Covenant Relief Period and for as long as the Financial Covenant Increase Period is in effect, WRF may not permit the consolidated first lien net leverage ratio as of the last day of any fiscal quarter to exceed for the first fiscal quarter of the Financial Covenant Increase Period, 4.50 to 1.00, for the second fiscal quarter of the Financial Covenant Increase Period, 4.25 to 1.00, for the third fiscal quarter of the Financial Covenant Increase Period, 4.00 to 1.00, and for each subsequent fiscal quarter thereafter (including from and including the first fiscal quarter during which the Financial Covenant Increase Period has been terminated by WRF), 3.75 to 1.00.

WRF Senior Notes

On April 14, 2020, the WRF Issuers issued $600.0 million aggregate principal amount of 7 3/4% Senior Notes due 2025 (the "2025 WRF Senior Notes" and collectively with the 2029 WRF Senior Notes, the “WRF Senior Notes”) pursuant to an indenture (the "2025 Indenture" and collectively with the 2029 Indenture, the “WRF Indentures”) among the WRF Issuers, the guarantors party thereto, and the Trustee. The Company intends to use the proceeds from the 2025 Senior Notes for general corporate purposes. The WRF Senior Notes bear interest at each of their respective interest rates and interest is payable semi-annually. In connection with the issuance of the 2025 WRF Senior Notes and the 2029 WRF Senior Notes, the Company paid fees and expenses totaling $13.5 million, which were recorded as debt issuance costs within the Consolidated Balance Sheets.

The WRF Senior Notes are the WRF Issuers' senior unsecured obligations and rank pari passu in right of payment with the WLV Senior Notes (as defined below), and rank equally in right of payment with Wynn Las Vegas' guarantee of the WRF Credit Facilities, and rank senior in right of payment to all of the WRF Issuers' existing and future subordinated debt. The WRF Senior Notes are effectively subordinated in right of payment to all of the WRF Issuers' existing and future secured debt (to the extent of the value of the collateral securing such debt), and structurally subordinated to all of the liabilities of any of the WRF Issuers' subsidiaries that do not guarantee the WRF Senior Notes, including WML and its subsidiaries.

The WRF Senior Notes are jointly and severally guaranteed by each of WRF's existing domestic restricted subsidiaries that guarantee indebtedness under the WRF Credit Agreement, including Wynn Las Vegas, LLC and each of its subsidiaries that guarantees the WLV Senior Notes. The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors' existing and future secured debt (to the extent of the collateral securing such debt).

The WRF Indentures contains covenants that limit the ability of the WRF Issuers and the guarantors to, among other things, enter into sale-leaseback transactions, create or incur liens to secure debt, and merge, consolidate or sell all or substantially all of the WRF Issuers' assets. These covenants are subject to exceptions and qualifications set forth in the WRF Indentures. The WRF Indentures also contain customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain covenants, certain events of bankruptcy and insolvency, and failure to pay certain judgments.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The WRF Senior Notes were offered pursuant to an exemption under the Securities Act of 1933, as amended (the "Securities Act"). The WRF Senior Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The WRF Senior Notes have not been and will not be registered under the Securities Act or under any state securities laws. Therefore, the WRF Senior Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

Redemption Price Promissory Note

On February 18, 2012, pursuant to its articles of incorporation, the Company redeemed and canceled all Aruze USA, Inc.'s ("Aruze") 24,549,222 shares of Wynn Resorts' common stock. In connection with the redemption of the shares, the Company issued a promissory note (the "Redemption Note") with a principal amount of $1.94 billion, a maturity date of February 18, 2022 and an interest rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Redemption Note was recorded at fair value in accordance with applicable accounting guidance. The Company repaid the principal amount in full on March 30, 2018. On March 30, 2018, the Company also paid an additional $463.6 million in settlement of certain legal claims concerning the Redemption Note, which is recorded as a Litigation settlement expense on the Consolidated Statements of Operations for the year ended December 31, 2018.

WLV Senior Notes

Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. ("Capital Corp." and together with Wynn Las Vegas, LLC, the "Issuers") issued $500.0 million 4 1/4% Senior Notes due 2023 (the "2023 WLV Senior Notes"), $1.8 billion 5 1/2% Senior Notes due 2025 (the “2025 WLV Senior Notes”), and $900.0 million 5 1/4% Senior Notes due 2027 (the 2027 WLV Senior Notes) pursuant to indentures, dated as of May 22, 2013 (the "2023 Indenture"), February 18, 2015 (the “2025 Indenture”), and May 11, 2017 (the "2027 Indenture"), respectively, among the Issuers, the Guarantors (as defined below) and the Trustee. The 2023 WLV Senior Notes, 2025 WLV Senior Notes, and 2027 WLV Senior Notes are collectively referred to as the “WLV Senior Notes.” The 2023 Indenture, 2025 Indenture, and 2027 Indenture are collectively referred to as the “WLV Indentures.”

The WLV Senior Notes are the WLV Issuers' senior unsecured obligations and each rank pari passu in right of payment. The WLV Senior Notes are unsecured, except by the first priority pledge by Wynn Las Vegas Holdings, LLC ("WLVH"), a direct wholly owned subsidiary of Wynn Resorts Finance, LLC, of its equity interests in Wynn Las Vegas, LLC. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the WLV Senior Notes will be released.

The WLV Senior Notes are jointly and severally guaranteed by all of the Issuers' subsidiaries, other than Capital Corp., which was a co-issuer. The guarantees are senior unsecured obligations of the guarantors and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such guarantors' existing and future secured debt (to the extent of the collateral securing such debt).

The WLV Indentures contain covenants limiting the WLV Issuers' and the guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

Events of default under the WLV Indentures include, among others, the following: default for 30 days in the payment of interest when due on the WLV Senior Notes; default in payment of the principal or premium, if any, when due on the WLV Senior Notes; failure to comply with certain covenants in the WLV Indentures; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the WLV Issuers or any guarantor, all WLV Senior Notes then outstanding will become due and payable immediately without further action or notice.

In 2018, Wynn Resorts purchased $20.0 million principal amount of the 2025 WLV Senior Notes and 2027 WLV Senior Notes, respectively through open market purchases. As of December 31, 2020, Wynn Resorts holds this debt and has not contributed it to its wholly owned subsidiary, Wynn Las Vegas, LLC.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The WLV Issuers and certain of their subsidiaries will guarantee and secure their obligation under the WRF Credit Facilities with liens on substantially all of their assets, with such liens limiting the amount of such obligations secured to 15% of their total assets.

The WLV Senior Notes were offered pursuant to an exemption under the Securities Act only to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The WLV Senior Notes have not been and will not be registered under the Securities Act or under any state securities laws. Therefore, the WLV Senior Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

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

In accordance with the terms of the Retail Term Loan Agreement, the Retail Borrowers entered into a five year interest rate collar with a notional value of $615.0 million for a cash payment of $3.9 million in July 2018. The interest rate collar establishes a range whereby the Retail Borrowers will pay the counterparty if one-month LIBOR falls below the established floor rate of 1.00%, and the counterparty will pay the Retail Borrowers if one-month LIBOR exceeds the ceiling rate of 3.75%. The interest rate collar settles monthly commencing in August 2019 through the termination date in August 2024. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rate, respectively. The Company measures the fair value of the interest rate collar at each balance sheet date based on a Black-Scholes option pricing model, which incorporates observable market inputs such as market volatility and interest rates, with changes in fair value recorded in earnings. As of December 31, 2020, the fair value of the interest rate collar was a liability of $16.9 million, of which $5.4 million was recorded in Other accrued liabilities and $11.5 million was recorded in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

On May 5, 2020, the Retail Borrowers entered into an amendment (the "Retail Term Loan Agreement Amendment") to its existing retail term loan agreement (the "Retail Term Loan Agreement"). The Retail Term Loan Agreement Amendment amends the Retail Term Loan Agreement to, among other things, temporarily suspend the requirement to maintain certain financial ratios to avoid triggering excess cash sweep provisions from the first quarter of 2020 through the fourth quarter of 2021.

Debt Covenant Compliance

As of December 31, 2020, management believes the Company was in compliance with all debt covenants.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2020 were as follows (in thousands):

Years Ending December 31,
2021 (1)	$596,408
2022	1,179,141
2023	550,000
2024	2,103,500
2025	2,995,000
Thereafter	5,730,000
13,154,049
Unamortized debt issuance costs and original issue discounts and premium, net	(88,279)
$13,065,770
(1) Includes $412.5 million related to the prepayment of the Wynn Macau Term Loan paid in January 2021. The remaining contractual amortization payments were reduced on a pro rata basis by $412.5 million.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of December 31, 2020 and 2019, was approximately $13.35 billion and $10.80 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $13.15 billion, and $10.52 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 8 - Stockholders' Equity (Deficit)

Equity Offerings

On April 3, 2018, the Company completed a registered public offering of 5,300,000 newly issued shares of its common stock, par value $0.01 per share, at a price of $175 per share for proceeds of $915.2 million, net of $11.7 million in underwriting discounts and $0.6 million in offering expenses. The Company used the net proceeds from this equity offering to repay all amounts borrowed under a Wynn Resorts bridge facility, together with all interest accrued thereon, and used the remaining net proceeds to repay certain other indebtedness of the Company in April 2018.

On February 11, 2021, the Company completed a registered public offering of 7,475,000 newly issued shares of its common stock, par value $0.01 per share, at a price of $115.00 per share for proceeds of $842.4 million, net of $17.2 million in underwriting discounts and commissions. The Company intends to use the net proceeds from this equity offering for general corporate purposes, including the repayment of debt.

Common Stock

The Company's board of directors has authorized an equity repurchase program of up to $1.0 billion, which may include repurchases from time to time through open market purchases or negotiated transactions, depending on market conditions. During the year ended December 31, 2020, the Company did not repurchase any of its shares under the program. During the years ended December 31, 2019 and December 31, 2018, the Company repurchased 413,439 and 1,478,552 shares, respectively, at a net cost of $43.2 million and $156.7 million, respectively, under the equity repurchase program. As of December 31, 2020, the Company had $800.1 million in repurchase authority under the program.

During the years ended December 31, 2020, 2019, and 2018, the Company withheld a total of 120,513 shares, 176,989 shares, and 19,120 shares, respectively, in satisfaction of tax withholding obligations on vested restricted stock and stock option exercises.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends

During the first quarter of 2020, the company paid a cash dividend of $1.00 per share. On May 6, 2020, the Company announced that it had suspended its quarterly dividend program due to the financial impact of the COVID-19 pandemic.

During the first quarter of 2019, the Company paid a cash dividend of $0.75 per share and $1.00 per share for each of the the three subsequent quarters, for annual cash dividends of $3.75 per share. During the first quarter of 2018, the Company paid a cash dividend of $0.50 per share and $0.75 per share for each of the three subsequent quarters, for annual cash dividends of $2.75 per share. During the years ended December 31, 2020, 2019 and 2018, the Company recorded $107.5 million, $403.0 million, and $294.9 million, respectively, as a reduction of retained earnings from cash dividends declared.

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

The WML board of directors concluded not to recommend the payment of a dividend with respect to the year ended December 31, 2019 due to the financial impact of the COVID-19 pandemic.

On September 16, 2019, WML paid a cash dividend of HK$0.45 per share for a total of $298.0 million. The Company's share of this dividend was $215.1 million with a reduction of $82.9 million to noncontrolling interest in the accompanying Consolidated Balance Sheet.

On June 19, 2019, WML paid a cash dividend of HK$0.45 per share for a total of $298.0 million. The Company's share of this dividend was $215.0 million with a reduction of $83.0 million to noncontrolling interest in the accompanying Consolidated Balance Sheet.

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

During the years ended December 31, 2020 and 2019, the Retail Joint Venture made aggregate distributions of $6.2 million and $7.7 million, respectively to its non-controlling interest holder made in the normal course of business. During the year ended December 31, 2018, the Retail Joint Venture made aggregate distributions of $305.4 million to its non-controlling interest holder in connection with the distribution of the net proceeds of the Retail Term Loan and distributions made in the normal course of business. For more information on the Retail Joint Venture, see Note 18, "Retail Joint Venture".

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables presents the changes by component, net of tax and noncontrolling interests, in accumulated other comprehensive loss of the Company (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Foreign currency translation	Unrealized loss on investment securities	Redemption Note	Total
January 1, 2018	$(553)	$(1,292)	$—	$(1,845)
Cumulative credit risk adjustment (1)	—	—	(9,211)	(9,211)
Change in net unrealized gain (loss)	(1,397)	(1,510)	7,690	4,783
Amounts reclassified to net income (2)	—	2,802	1,521	4,323
Other comprehensive income (loss)	(1,397)	1,292	9,211	9,106
December 31, 2018	(1,950)	—	—	(1,950)
Change in net unrealized gain	271	—	—	271
Other comprehensive income	271	—	—	271
December 31, 2019	(1,679)	—	—	(1,679)
Change in net unrealized gain	5,283	—	—	5,283
Other comprehensive income	5,283	—	—	5,283
December 31, 2020	$3,604	$—	$—	$3,604
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

Note 9 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	December 31, 2020	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$980,580	$504,980	$475,600	$—
Restricted cash	$4,352	$2,054	$2,298	$—

Liabilities:
Interest rate collar	$16,908	$—	$16,908	$—

		Fair Value Measurements Using:
	December 31, 2019	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,086,402	$—	$1,086,402	$—
Restricted cash	$6,388	$2,048	$4,340	$—

Liabilities:
Interest rate collar	$3,847	$—	$3,847	$—

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10 - Benefit Plans

Defined Contribution Plans

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matches 50% of employee contributions, up to 6% of employees' eligible compensation. During the year ended December 31, 2020, the Company did not match employee contributions. During the years ended December 31, 2019 and 2018, the Company recorded matching contribution expenses of $6.9 million, and $6.4 million, respectively.

Wynn Macau SA also operates a defined contribution retirement benefit plan (the "Wynn Macau Plan"). Eligible employees are allowed to contribute 5% of their base salary to the Wynn Macau Plan and the Company matches any contributions. On July 1 2019, the Company offered the option for the eligible Macau resident employees to join the non-mandatory central provident fund (the "CPF") system. Eligible Macau resident employees joining the Company from July 1, 2019 onwards will enroll in the CPF system while the Company's existing Macau resident employees who are currently members of the Wynn Macau Plan will be provided with the option of joining the CPF system or staying in the existing Wynn Macau Plan, which will continue to be in effect in parallel. The CPF system allows eligible employees to contribute 5% or more of their base salary to the CPF while the Company matches with a 5% of such salary as employer's contribution to the CPF. The Company's matching contributions vest to the employee at 10% per year with full vesting in ten years. The assets of the Wynn Macau Plan and the CPF are held separately from those of the Company in independently administered funds, and the assets of the CPF are also overseen by the Macau government. Forfeitures of unvested contributions are used to reduce the Company's liability for its contributions payable. During the years ended December 31, 2020, 2019 and 2018, the Company recorded matching contribution expenses of $19.5 million, $17.8 million, and $16.6 million, respectively.

Multi-Employer Pension Plan

Wynn Las Vegas, LLC contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement, which expires in July 2023. The term of the collective bargaining agreement was extended through Memoranda of Agreement ("MOA") that the Company and the Culinary and Bartenders’ Unions entered into in April 2020 and January 2021, respectively. The MOA further provided for a partial deferral of the 2020 and 2021 contractual wage increases until 2023, and allowed the Company additional flexibility in scheduling during the pandemic. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the "Plan") (EIN: 88-6016617 Plan Number: 1). The Company recorded expenses of $7.0 million, $11.9 million, and $11.9 million for contributions to the Plan for the years ended December 31, 2020, 2019 and 2018, respectively. For the 2019 plan year, the most recent for which plan data is available, the Company's contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on information the Company received from the Plan, it was certified to be in neither endangered nor critical status for the 2019 plan year. Risks of participating in a multi-employer plan differ from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability; and (4) if the plan is terminated by withdrawal of all employers and if the value of the nonforfeitable benefits exceeds plan assets and withdrawal liability payments, employers are required by law to make up the insufficient difference.

Note 11 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	December 31, 2020	December 31, 2019	Increase/ (Decrease)	December 31, 2019	December 31, 2018	Increase/ (Decrease)
Casino outstanding chips and front money deposits (1)	$596,463	$769,053	$(172,590)	$769,053	$905,561	$(136,508)
Advance room deposits and ticket sales (2)	29,224	49,834	(20,610)	49,834	42,197	7,637
Other gaming-related liabilities (3)	7,882	13,970	(6,088)	13,970	12,694	1,276
Loyalty program and related liabilities (4)	22,736	21,148	1,588	21,148	18,148	3,000
	$656,305	$854,005	$(197,700)	$854,005	$978,600	$(124,595)
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

Note 12 - Stock-Based Compensation

The Company has adopted equity plans that allow for grants of stock-based compensation awards. The following sections describe each of these plans.

Wynn Resorts, Limited 2014 Omnibus Incentive Plan (the "WRL Omnibus Plan")

On May 16, 2014, the Company adopted the WRL Omnibus Plan after approval from its stockholders, which was adopted for a period of 10 years. The WRL Omnibus Plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other share-based awards to eligible participants. The Company reserved 4,409,390 shares of its common stock for issuance under the WRL Omnibus Plan. On June 25, 2020, the Company's shareholders approved an amendment to the WRL Omnibus Plan that increases the shares authorized for issuance by 1,500,000 shares, for an aggregate number of shares authorized for issuance to 5,909,390 shares.

As of December 31, 2020, the Company had an aggregate of 3,495,890 shares of its common stock available for grant as share-based awards under the WRL Omnibus Plan.

Wynn Macau, Limited Share Option and Share Award Plans

The Company's majority-owned subsidiary, WML, has two stock-based compensation plans that provide awards based on shares of WML's common stock. The shares available for issuance under these plans are separate and distinct from the common stock of Wynn Resorts' share plan and are not available for issuance for any awards under the Wynn Resorts share plan.

WML Share Option Plan ("WML Share Option Plan")

WML adopted the WML Share Option Plan for the grant of stock options to purchase shares of WML to eligible directors and employees of WML and its subsidiaries. The WML Share Option Plan is administered by WML's Board of Directors, which has the discretion on the vesting and service requirements, exercise price, performance targets to exercise if applicable and other conditions, subject to certain limits.

The WML Share Option Plan was adopted for a period of 10 years commencing from May 30, 2019. The maximum number of shares which may be issued pursuant to the WML Share Option Plan is 519,695,860 shares. As of December 31, 2020, there were 510,800,860 shares available for issuance under the WML Share Option Plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

WML Employee Share Ownership Scheme (the "WML Share Award Plan")

On June 30, 2014, WML adopted the WML Share Award Plan. The Share Award Plan allows for the grant of nonvested shares of WML's common stock to eligible employees. The WML Share Award Plan has been mandated under the plan to allot, issue and process the transfer of a maximum of 75,000,000 shares. As of December 31, 2020, there were 50,290,387 shares available for issuance under the WML Share Award Plan.

Wynn Interactive Ltd. 2020 Omnibus Incentive Plan (the "WIL Omnibus Plan")

On October 23, 2020, the Wynn Interactive board of directors adopted the WIL Omnibus Plan. The WIL Omnibus Plan, which is administered by the Wynn Interactive board of directors, allows for an aggregate number of shares totaling 101,419 for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other share-based awards to eligible participants. As of December 31, 2020, there were 20,573 shares available to grant under the WIL Omnibus Plan.

Stock Options

The summary of stock option activity for the year ended December 31, 2020 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
WRL Omnibus Plan
Outstanding as of January 1, 2020	23,700	$80.42
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of December 31, 2020	23,700	$80.42	5.16	$768,046
Fully vested and expected to vest as of December 31, 2020	23,700	$80.42	5.16	$768,046
Exercisable as of December 31, 2020	23,700	$80.42	5.16	$768,046

WML Share Option Plan
Outstanding as of January 1, 2020	11,013,400	$2.51
Granted	8,895,000	$2.16
Exercised	(50,000)	$1.41
Forfeited or expired	—	—
Outstanding as of December 31, 2020	19,858,400	$2.36	7.52	$305,363
Fully vested and expected to vest as of December 31, 2020	19,858,400	$2.36	7.52	$305,363
Exercisable as of December 31, 2020	7,033,400	$2.53	5.03	$233,592

WIL Omnibus Plan
Outstanding as of January 1, 2020	—	$—
Granted	80,846	$1,236.00
Assumed in business combination	9,452	$264.00
Forfeited or expired	—	$—
Outstanding as of December 31, 2020	90,298	$1,134.00	9.92	$(57,716)
Fully vested and expected to vest as of December 31, 2020	90,298	$1,134.00	9.92	$(57,716)
Exercisable as of December 31, 2020	4,229	$238.00	9.69	$1,088

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is provided for stock options under the Company's stock-based compensation plans (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2020	2019	2018
WRL Omnibus Plan (1)
Intrinsic value of stock options exercised	$—	$24,731	$22,387
Cash received from the exercise of stock options	$—	$14,696	$20,148

WML Share Option Plan (2)
Weighted average grant date fair value	$0.54	$0.55	$0.57
Intrinsic value of stock options exercised	$57	$—	$1,715
Cash received from the exercise of stock options	$70	$—	$1,823

WIL Omnibus Plan (3)
Weighted average grant date fair value	$147	$—	$—
(1) As of December 31, 2020, there was no unamortized compensation expense related to stock options.
(2) As of December 31, 2020, there was $6.2 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 4.03 years.
(3) As of December 31, 2020, there was $12.8 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.78 years.

Option Valuation Inputs

There were no stock options granted under the WRL Omnibus Plan during the years ended December 31, 2020, 2019, and 2018.

The fair value of stock options granted under WML's Share Option Plan was estimated on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2020	2019	2018
Expected dividend yield	4.7%	5.7%	5.7%
Expected volatility	42.6%	40.7%	40.2%
Risk-free interest rate	1.0%	1.4%	2.3%
Expected term (years)	6.5	6.5	6.5

The fair value of stock options granted under the WIL Omnibus Plan was estimated on the date of grant using the following weighted average assumptions:

Year Ended December 31,
2020
Expected dividend yield	—%
Expected volatility	50.0%
Risk-free interest rate	0.61%
Expected term (years)	6.5

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nonvested and performance nonvested shares

The summary of nonvested and performance nonvested share activity under the Company's stock-based compensation plans for the year ended December 31, 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
WRL Omnibus Plan
Nonvested as of January 1, 2020	744,451	$123.62
Granted	841,226	$99.21
Vested	(414,934)	$97.84
Forfeited	(241,108)	$127.04
Nonvested as of December 31, 2020	929,635	$112.11

WML Share Award Plan
Nonvested as of January 1, 2020	9,666,163	$2.36
Granted	6,747,501	$1.86
Vested	(4,526,175)	$1.67
Forfeited	(1,008,711)	$2.47
Nonvested as of December 31, 2020	10,878,778	$2.33

Certain members of the executive management team receive grants of nonvested share awards that are subject to service and performance conditions. Generally, these awards vest if certain revenue and Adjusted Property EBITDA fair share metrics (as approved by the Company's Compensation Committee of the Board of Directors) are attained over a three-year performance period. The Company records expense for these awards if it determines that vesting is probable. At December 31, 2020, all performance nonvested awards were deemed to be probable of vesting; however, none of the performance criteria contingencies have been resolved. The activity for these performance nonvested shares is included in the table above.

The following is provided for the share awards under the Company's stock-based compensation plans (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2020	2019	2018
WRL Omnibus Plan
Weighted average grant date fair value	$99.21	$119.61	$170.13
Fair value of shares vested	$34,068	$19,428	$13,024

WML Share Award Plan
Weighted average grant date fair value	$1.86	$2.43	$3.07
Fair value of shares vested	$8,371	$5,139	$12,442

As of December 31, 2020, there was $63.4 million of unamortized compensation expense related to nonvested shares, which is expected to be recognized over a weighted average period of 1.66 years under the WRL Omnibus Plan. As of December 31, 2020, there was $14.1 million of unamortized compensation expense, which is expected to be recognized over a weighted average period of 1.35 years under the WML Share Award Plan.

Annual Incentive Bonus

Certain members of the Company's management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $5.7 million for the year ended December 31, 2020, and $6.7 million for each of the years ended December 31, 2019 and 2018. The Company settled its

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

obligations for the 2020, 2019, and 2018 annual incentive bonuses by issuing 58,058, 44,788, 58,783 of vested shares with a weighted-average grant date fair value of $108.03, $150.03, and $113.55, in January of the respective following year.

Compensation Cost

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Casino (1)	$8,538	$7,903	$5,946
Rooms	1,618	1,046	437
Food and beverage	3,189	1,807	1,125
Entertainment, retail and other	432	174	111
General and administrative	48,477	28,772	28,872
Pre-opening	—	670	750
Property charges and other (2)	—	—	(2,201)
Total stock-based compensation expense	62,254	40,372	35,040
Total stock-based compensation capitalized	2,212	350	11
Total stock-based compensation costs	$64,466	$40,722	$35,051
(1) In 2020, reflects the reversal of $3.3 million of compensation cost previously recognized for awards forfeited in connection with the departure of an employee.
(2) In 2018, reflects the reversal of compensation cost previously recognized for awards forfeited in connection with the departure of an employee.

During the years ended December 31, 2020, 2019 and 2018, the Company recognized income tax benefits in the Consolidated Statements of Operations of $9.3 million, $5.8 million, and $5.7 million, respectively, related to stock-based compensation expense. Additionally, during the years ended December 31, 2020, 2019, and 2018, the Company realized tax benefits of $3.7 million, $8.4 million, and $4.6 million, respectively, related to stock option exercises and restricted stock vesting that occurred in those years.

Note 13 - Income Taxes

Consolidated income (loss) before taxes for United States ("U.S.") and foreign operations consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$(821,012)	$(158,937)	$(491,523)
Foreign	(941,263)	647,155	797,263
Total	$(1,762,275)	$488,218	$305,740

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax provision (benefit) attributable to income before income taxes is as follows (in thousands):

	December 31,
	2020	2019	2018
Current
U.S. Federal	$(2)	$(14)	$(637)
U.S. State	309	868	198
Foreign	1,879	1,796	1,749
Total	2,186	2,650	1,310
Deferred
U.S. Federal	563,658	170,508	(483,681)
U.S. State	(1,095)	3,682	(14,973)
Foreign	(78)	—	—
Total	562,485	174,190	(498,654)
Total income tax provision (benefit)	$564,671	$176,840	$(497,344)

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	December 31,
	2020	2019	2018
U.S. Federal statutory rate	21.0%	21.0%	21.0%
Foreign tax credits, net of valuation allowance	(31.8)%	13.1%	(154.9)%
Non-taxable foreign income	(2.2)%	(27.4)%	(48.8)%
Foreign tax rate differential	(5.3)%	(10.4)%	(20.8)%
Global intangible low-taxed income	—%	10.1%	28.3%
Valuation allowance, other	(11.1)%	20.6%	9.3%
Other, net	(2.6)%	9.2%	3.2%
Effective income tax rate	(32.0)%	36.2%	(162.7)%

Wynn Macau SA received a five year exemption from Macau's 12% Complementary Tax on casino gaming profits through December 31, 2020. For the years ended December 31, 2019 and 2018, the Company was exempt from the payment of such taxes totaling $77.7 million and $96.8 million or $0.73 and $0.90 per diluted share, respectively. For the year ended December 31, 2020, the Company did not have any casino gaming profits in Macau. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

In April 2020, Wynn Macau SA received an extension of the exemption from Macau's 12% Complementary Tax on casino gaming profits earned from January 1, 2021 to June 26, 2022, the expiration date of the gaming concession agreement.

Wynn Macau SA also entered into an agreement with the Macau government that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA on dividend distributions through 2020. As a result of the stockholder dividend tax agreements, income tax expense includes $1.6 million for each of the years ended December 31, 2020, 2019, and 2018. In March 2020, Wynn Macau SA applied for an extension of this agreement for an additional five years through 2025. The extension is subject to approval and may only extend through June 26, 2022, the expiration date of the gaming concession agreement.

The Macau special gaming tax is 35% of gross gaming revenue. U.S. tax laws only allow a foreign tax credit ("FTC") up to 21% of foreign source income. In February 2010, the Company and the IRS entered into a Pre-Filing Agreement ("PFA") providing that the Macau special gaming tax qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. FTC.

During the year ended December 31, 2020, the Company did not recognize any tax benefits for FTCs generated by the earnings of Wynn Macau SA. During the years ended December 31, 2019 and 2018, the Company recognized tax benefits of

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$32.9 million and $82.8 million, respectively (net of valuation allowance and uncertain tax positions) for FTCs generated from the earnings of Wynn Macau SA.

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. During the years ended December 31, 2020 and 2019, the aggregate valuation allowance for deferred tax assets increased by $227.3 million and $115.5 million, respectively. The 2020 increase is primarily related to the realizability of FTCs, intangible assets, U.S. loss carryforwards and other U.S. deferred tax assets. The 2019 increase is primarily related to the realizability of deferred tax assets related to disallowed interest expense carryforwards.

The Company recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock and accrued dividends of $1.2 million, $5.7 million, and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively, in excess of the amounts reported for such items as compensation costs under accounting standards related to stock-based compensation.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets—U.S.:
Foreign tax credit carryforwards	$2,540,400	$3,070,914
Disallowed interest expense carryforward	138,339	88,319
Net operating loss carryforward	45,015	—
Lease liability	22,826	23,650
Property and Equipment	3,048	—
Receivables, inventories, accrued liabilities and other	25,882	15,279
Stock-based compensation	7,528	6,479
Other tax credit carryforwards	10,049	7,224
Intangibles and related other	50,750	—
Other	5,502	4,719
	2,849,339	3,216,584
Less: valuation allowance	(2,812,808)	(2,604,497)
	36,531	612,087
Deferred tax liabilities—U.S.:
Property and equipment	—	(8,887)
Lease asset	(22,826)	(23,650)
Prepaid insurance, maintenance and taxes	(13,606)	(15,956)
Other	(400)	(1,332)
	(36,832)	(49,825)
Deferred tax assets—Foreign:
Net operating loss carryforwards	107,653	96,657
Property and equipment	61,428	50,709
Pre-opening expenses	3,832	6,126
Other	6,529	10,114
	179,442	163,606
Less: valuation allowance	(173,876)	(154,934)
	5,566	8,672
Deferred tax liabilities—Foreign:
Property and equipment	(4,234)	(8,672)
Intangibles	(2,402)	—
	(6,636)	(8,672)

Net deferred tax (liability) asset	$(1,371)	$562,262

FTC carryforwards of $530.4 million expired on December 31, 2020. As of December 31, 2020, the Company had FTC carryforwards (net of uncertain tax positions) of $2.5 billion. Of this amount, $540.3 million will expire in 2021, $756.0 million in 2023, $710.7 million in 2024, $47.2 million in 2025 and $486.2 million in 2027. The Company has a disallowed interest carryforward of $604.2 million which does not expire. The Company has U.S. federal tax loss carryforwards of $197.2 million and state tax loss carryforwards of $51.6 million. The Company incurred foreign tax losses of $378.6 million, $376.8 million and $340.0 million during the tax years ended December 31, 2020, 2019 and 2018, respectively. The majority of foreign tax loss carryforwards expire in 2023, 2022 and 2021, respectively.

The Company records valuation allowances on certain of its U.S. and foreign deferred tax assets. In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the valuation allowance, appropriate consideration is given to all positive and negative evidence including recent operating profitability, forecast of future earnings, ability to carryback, the reversal of net taxable temporary differences, the duration of statutory carryforward periods and tax planning strategies. For the year ended December 31, 2019, the Company relied on the forecast of future taxable income and tax planning strategies in assessing the need for a valuations allowance.Due to recent tax legislation that reduces future sources of taxable income as well as the uncertainty caused by the COVID-19 pandemic, the Company relies solely on the reversal of net taxable temporary differences in assessing the need for a valuation allowance in the current year.

As of December 31, 2020 and 2019, the Company had valuation allowances provided on its deferred tax assets as follows (in thousands):

	December 31,
	2020	2019
Foreign tax credits	$2,540,400	$2,509,786
Disallowed interest expense carryforwards	138,339	88,318
Intangible assets	48,395	—
U.S. loss carryforwards	45,015	—
Other U.S. deferred tax assets	40,659	6,393
Foreign loss carryforwards	106,737	96,657
Other foreign deferred tax assets	67,139	58,277
Total	$2,986,684	$2,759,431

The Company had the following activity for unrecognized tax benefits as follows (in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of period	$104,295	$99,470	$95,236
Increases based on tax positions of the current year	7,061	8,986	8,926
Reductions due to lapse in statutes of limitations	(3,695)	(4,161)	(4,692)
Balance at end of period	$107,661	$104,295	$99,470

As of December 31, 2020, 2019 and 2018, unrecognized tax benefits of $107.7 million, $104.3 million and $99.5 million, respectively, were recorded as reductions in deferred income taxes, net. The Company had no unrecognized tax benefits recorded in other long-term liabilities as of December 31, 2020, 2019 and 2018.

As of December 31, 2020, 2019 and 2018, $40.2 million, $36.6 million and $31.0 million, respectively, of unrecognized tax benefits would, if recognized, impact the effective tax rate.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the each of the years ended December 31, 2020, 2019 and 2018, the Company recognized no interest and penalties.

The Company anticipates that the 2016 statute of limitations will expire in the next 12 months for certain foreign tax jurisdictions. Also, the Company's unrecognized tax benefits include certain income tax accounting methods, which govern the timing and deductibility of income tax deductions. As a result, the Company's unrecognized tax benefits could increase up to $1.4 million over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company's income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. The Company's 2002 to 2016 domestic income tax returns remain subject to examination by the IRS to the extent tax attributes carryforward to future years. The Company's 2017 to 2019 domestic income tax returns also remain subject to examination by the IRS. The Company's 2016 to 2019 Macau income tax returns remain subject to examination by the Financial Services Bureau.

The Company has participated in the IRS Compliance Assurance Program ("CAP") for the 2012 through 2020 tax years and will continue to participate in the IRS CAP for the 2021 tax year.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2018, May 2019, and July 2020, the Company received notification that the IRS completed its examination of the Company's 2016, 2017, and 2018 U.S. income tax returns, respectively. In February 2021, the Company received notification that the IRS completed its examination of the Company's 2019 U.S. income tax return. There were no changes in its unrecognized tax benefits as a result of the completion of these examinations.

On December 31, 2018, 2019 and 2020, the statute of limitations for the 2013, 2014, and 2015 Macau Complementary tax return expired, respectively. As a result of the expiration of the statute of limitations for the Macau Complementary Tax return, the total amount of unrecognized tax benefits decreased by $4.7 million, $4.2 million, and $3.7 million, respectively.

In July 2018, the Financial Services Bureau issued final tax assessments for the Company's Macau income tax returns of Wynn Macau SA for the years 2013 and 2014. While no additional tax was due, adjustments were made to the Company's tax loss carryforwards.

In February 2018, the Financial Services Bureau concluded its examination of the 2013 and 2014 Macau income tax returns of Palo with no changes.
In January of 2020, the Financial Services Bureau commenced an examination of the 2015 and 2016 Macau income tax returns of Palo. In July 2020, the Financial Services Bureau issued final tax assessments for Palo for the years 2015 and 2016 and the examination resulted in no change to the tax returns.

In July 2020, the Financial Services Bureau issued final tax assessments for the Company's Macau income tax returns of Wynn Macau SA for the years 2015 and 2016, while no additional tax was due, adjustments were made to the Company's tax loss carryforwards.

Note 14 - Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to Wynn Resorts by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued, to the extent such impact is not anti-dilutive. Potentially dilutive securities include outstanding stock options and unvested restricted stock.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited	$(2,067,245)	$122,985	$572,430

Denominator:
Weighted average common shares outstanding	106,745	106,745	106,529
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	—	240	503
Weighted average common and common equivalent shares outstanding	106,745	106,985	107,032

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$(19.37)	$1.15	$5.37
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$(19.37)	$1.15	$5.35

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	1,044	277	102

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15 - Leases

Lessee Arrangements

The following table summarizes the balance sheet classification of the Company's lease assets and liabilities (in thousands):

		Years Ended December 31,
	Balance Sheet Classification	2020	2019
Assets
Operating leases	Operating lease assets	$398,594	$452,919
Finance leases	Property and equipment, net	$73,201	$23,061

Current liabilities
Operating leases	Other accrued liabilities	$13,627	$18,893
Finance leases	Other accrued liabilities	$13,879	$164

Non-current liabilities
Operating leases	Long-term operating lease liabilities	$123,124	$159,182
Finance leases	Other long-term liabilities	$54,379	$17,759

The following tables disclose the components of the Company's lease cost, supplemental cash flow disclosures, and other information regarding the Company's lease arrangements (dollars in thousands):

	Years Ended December 31,
	2020	2019
Lease cost:
Operating lease cost	$29,574	$33,126
Short-term lease cost	11,363	24,634
Amortization of leasehold interests in land	13,885	13,373
Variable lease cost	194	1,487
Finance lease interest cost	1,604	1,058
Total lease cost	$56,620	$73,678

	Years Ended December 31,
	2020	2019
Supplemental cash flow disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$11,625	$45,435
Finance lease liabilities arising from obtaining finance lease assets	$56,215	$1,413
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities - Operating leases	$28,873	$30,409
Cash used in financing activities - Finance leases	$5,916	$73

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2020	2019
Other information:
Weighted-average remaining lease term - Operating leases	43.9 years	35.4 years
Weighted-average remaining lease term - Finance leases	13.6 years	42.8 years

Weighted-average discount rate - Operating leases	6.5%	6.4%
Weighted-average discount rate - Finance leases	4.5%	6.2%

The following table presents an analysis of lease liability maturities as of December 31, 2020 (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2021	$20,772	$15,898
2022	16,849	15,898
2023	14,998	15,898
2024	10,857	9,618
2025	9,311	1,203
Thereafter	450,009	65,084
Total undiscounted cash flows	$522,796	$123,599
Present value
Short-term lease liabilities	$13,627	$13,879
Long-term lease liabilities	123,124	54,379
Total lease liabilities	$136,751	$68,258
Interest on lease liabilities	$386,045	$55,341

Ground Leases

Undeveloped Land - Las Vegas

The Company leases approximately 16 acres of undeveloped land on Las Vegas Boulevard directly across from Wynn Las Vegas in Las Vegas, Nevada, pursuant to a lease agreement which expires in 2097. The ground lease payments, which increase at a fixed rate over the term of the lease, are $3.8 million per year until 2023 and total payments of $367.8 million thereafter. As of December 31, 2020 and 2019, the liability associated with this lease was $63.2 million and $62.6 million, respectively.

At December 31, 2020 and 2019, operating lease assets included approximately $85.8 million and $87.0 million, respectively, related to an amount allocated to the leasehold interest in land upon the acquisition of a group of assets in 2018. The Company expects that the amortization of this amount will be $1.1 million each year from 2021 through 2096 and $0.7 million in 2097.

Macau Land Concessions

Wynn Palace and Wynn Macau were built on land that is leased under Macau land concession contracts each with terms of 25 years from May 2012 and August 2004, respectively, which may be renewed with government approval for successive 10-year periods in accordance with Macau legislation. The land concession payments are expected to be $1.6 million per year through 2025 and total payments of $14.0 million thereafter through 2037. At December 31, 2020 and 2019, the total liability associated with these leases was $15.4 million and $16.0 million, respectively.

At December 31, 2020 and 2019, operating lease assets included $180.3 million and $188.6 million of leasehold interests in land related to the Wynn Palace and Wynn Macau land concessions. The Company expects that the amortization associated with these leasehold interests will be approximately $12.7 million per year from 2021 through 2028 and approximately $9.4 million per year thereafter through 2037.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rent Expense

Rent expense for the year ended December 31, 2018 was $27.1 million.

Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Minimum rental income (1)	$77,946	$136,612	$126,192
Contingent rental income	56,889	57,807	52,347
Total rental income	$134,835	$194,419	$178,539
(1) For the year ended December 31, 2020, reflects the impact of rent concessions provided to tenants.

The following table presents the future minimum rentals to be received under operating leases (in thousands):

Years Ending December 31,	Operating Leases
2021	$98,604
2022	95,642
2023	80,334
2024	70,900
2025	54,300
Thereafter	103,879
Total future minimum rentals	$503,659

Note 16 - Related Party Transactions

Home Purchase

In May 2010, the Company entered into an employment agreement with Linda Chen ("Ms. Chen"), who is the President and Executive Director of Wynn Macau SA. Under the terms of the employment agreement, the Company purchased a home in Macau for use by Ms. Chen and has made renovations to the home with a total cost of $11.0 million. In addition, Ms. Chen has the option to purchase the home for no further consideration at any time before the expiration of her employment contract.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts Due to Officers, Directors and Former Directors

The Company periodically provides services to certain executive officers, directors or former directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers, directors or former directors reimburse the Company. The Company requires prepayment for any such services, which amounts are replenished on an ongoing basis as needed. As of December 31, 2020 and 2019, these net deposit balances with the Company were immaterial, as were the services provided.

Note 17 - Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three to five year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts). As of December 31, 2020, the Company was obligated to make future payments of $54.1 million, $28.3 million, $6.8 million, $1.0 million, $0.4 million, and $2.0 million during the years ending December 31, 2021, 2022, 2023, 2024, 2025, and thereafter, respectively.

Other Commitments

The Company has additional commitments for gaming tax payments in Macau, open purchase orders, construction contracts, payment obligations to communities surrounding Encore Boston Harbor, and performance and other miscellaneous contracts. As of December 31, 2020, the Company was obligated under these arrangements to make future minimum payments as follows (in thousands):

Years Ending December 31,
2021	$205,756
2022	138,278
2023	47,977
2024	30,207
2025	22,073
Thereafter	126,453
Total minimum payments	$570,744

Letters of Credit

As of December 31, 2020, the Company had outstanding letters of credit of $16.1 million.

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

Wynn MA is not a party to and is not named in the Revere Action.

Derivative Litigation

A number of stockholder derivative actions were filed in state and federal court located in Clark County, Nevada against certain current and former members of the Company's Board of Directors and, in some cases, the Company's current and former officers. Each of the complaints alleged, among other things, breach of fiduciary duties in failing to detect, prevent and remedy alleged inappropriate personal conduct by Stephen A. Wynn in the workplace.

The actions filed in the Eighth Judicial District Court of Clark County, Nevada were consolidated as In re Wynn Resorts, Ltd. Derivative Litigation ("State Derivative Case").

On June 3, 2019, a separate stockholder derivative action was filed in the Eighth Judicial District Court of Clark County, Nevada alleging substantially similar causes of action as the State Derivative Case with the additional allegation that various of the Company's attorneys committed professional malpractice, and certain current and former executives also breached fiduciary duties and aided and abetted the breach of fiduciary duties, in connection with the alleged inappropriate personal conduct by Stephen A. Wynn in the workplace. This case was consolidated in September 2019 into the State Derivative Case.

On November 27, 2019, the State Derivative Case parties agreed to terms of a settlement agreement. The court approved the settlement agreement on February 12, 2020, and entered a written order approving the settlement on March 10, 2020. Following the Nevada Supreme Court’s dismissal of the only appeal, the settlement agreement became effective and final. Following the dismissal, the Company received net proceeds of $30.2 million, which has been recognized as a reduction of general and administrative expense within the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2020.

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

On March 25, 2019, a separate stockholder derivative action was filed in the United States District Court, District of Nevada alleging identical causes of action as the Federal Derivative Case with the additional allegation that the Board of Directors improperly refused the stockholder's demand to commence litigation against the officers and directors of the Company. On June 10, 2019, the Company filed a motion to dismiss, or alternatively to consolidate this action into the Federal Derivative Case. On March 23, 2020, the court denied the Company’s motion to dismiss as moot given the approved settlement in the State Derivative Case. On April 30, 2020, the Company filed a motion for summary judgment, seeking dismissal of the claims given the approved settlement in the State Derivative Case. On January 12, 2021, the court granted the Company’s motion for summary judgment of this action and denied the stockholder’s request to vacate the parties stipulation to dismiss the Federal Derivative Case. Absent an appeal of the court’s decision, this matter is resolved.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Each of the actions sought to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also sought to recover attorneys' fees, costs and related expenses for the plaintiff.

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

On January 29, 2019, the defendants filed motions to dismiss each of the Individual Stockholder Actions. On December 12, 2019, the district court entered an order denying the motions to dismiss, which the defendants appealed to the Nevada Supreme Court on December 24, 2019. On July 27, 2020, the Supreme Court issued an order mandating that the district court dismiss the actions. As of September 2, 2020, all of the Individual Stockholder Actions have been dismissed.

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

Federal Investigation

From time to time, the Company receives regulatory inquiries about compliance with anti-money laundering laws. The Company received requests for information from the U.S. Attorney’s Office for the Southern District of California relating to its anti-money laundering policies and procedures, and in the first half of 2020, received two grand jury subpoenas regarding various transactions at Wynn Las Vegas relating to certain patrons and agents who reside or operate in foreign jurisdictions. The Company continues to cooperate with the U.S. Attorney’s Office in its investigation, which remains ongoing. Because no charges or claims have been brought, the Company is unable to predict the outcome of the investigation, the extent of the materiality of the outcome, or reasonably estimate the possible range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company.

Note 18 - Retail Joint Venture

In December 2016, the Company entered into the Retail Joint Venture with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space at Wynn Las Vegas. In November 2017, the Company contributed approximately 74,000 square feet of additional retail space to the Retail Joint Venture. The Company opened the additional retail space during the fourth quarter of 2018. The Company maintains a 50.1% ownership in the Retail Joint Venture and is the managing member. The Company's responsibilities with respect to the Retail Joint Venture include day-to-day business operations, property management services and a role in the leasing decisions of the retail space.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of December 31, 2020 and 2019, the Retail Joint Venture had total assets of $96.3 million and $90.0 million, respectively, and total liabilities of $633.5 million and $622.4 million, respectively. The Retail Joint Venture's total liabilities as of December 31, 2020 included long-term debt of $612.3 million, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

Note 19 - Business Combination

On October 23, 2020, the Company acquired a controlling interest in Wynn Interactive, which was formed in stages through the merger of Wynn Resorts' digital gaming businesses and BetBull (the “BetBull Acquisition”). BetBull is licensed to operate online sports and casino wagering in the United Kingdom and develops mobile applications for that purpose. This acquisition provides the Company with access to the online market in the United Kingdom, synergies in mobile application development, and digital gaming operations expertise.

Prior to the BetBull Acquisition, the Company held a 22.5% interest in BetBull, which was accounted for as a cost method investment. Immediately prior to the BetBull Acquisition, the book and fair values of this cost method investment were $21.5 million and $37.2 million, respectively. The Company recorded a gain of $15.7 million to reflect the fair value of its interest at the date of acquisition, which was recorded in Other non-operating income (expense) on the Consolidated Statement of Operations for the year ended December 31, 2020.

As consideration for a controlling interest in Wynn Interactive, the Company contributed its interests in WSI US, LLC (“WSI”) and Wynn Social Gaming, LLC (“Wynn Social”) both of which make up the Company’s existing digital operations. The fair value of the combined interests contributed totaled $49.5 million. Consideration also included the settlement of transactions from the Company’s pre-existing relationship with BetBull and the fair value of vested replacement stock options, all of which totaled $6.0 million. The fair value of non-controlling interest at the consummation of the BetBull Acquisition was approximately $72.0 million.

The fair values of WSI, Wynn Social and BetBull were all determined using the market approach given the early stages of each of the businesses. The income approach was also used as a cross-check to determine the reasonableness of the market approach as well as to determine the fair value of BetBull immediately prior to the BetBull Acquisition. The settlement of pre-existing transactions was valued based on the contractual amounts owed to either party.

The BetBull Acquisition was accounted for as a business combination. The assets acquired and liabilities assumed were recognized at their fair values at the acquisition date, which was estimated using both level 2 (observable) and level 3 (unobservable) inputs.

The following table sets forth the preliminary purchase price allocation (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consideration
Total consideration	$164,671
Less: Cash acquired	4,604
Total consideration, net of cash acquired	160,067
Identifiable assets acquired and liabilities assumed
Other current assets	1,735
Property and equipment	32,092
Intangible assets other than goodwill	16,393
Goodwill	121,039
Deferred tax liabilities	(1,249)
Liabilities assumed	(9,943)
Total identifiable assets acquired and liabilities assumed	$160,067

Acquired intangible assets included in the above table are being amortized on a straight-line basis over their estimated useful life of ten years for trademarks and three years for customer lists. In addition, the Company acquired software totaling $31.5 million, which is included in Property and equipment in the table above and is being amortized over an estimated useful life of three years. The estimated useful lives approximate the pattern in which the economic benefits of the intangible assets and software are expected to be realized. The purchase price allocation is preliminary as the Company is determining its final deferred tax assets and working capital adjustments.

Immediately after the BetBull Acquisition, the Company contributed $78.0 million to Wynn Interactive and purchased approximately $33.6 million of Wynn Interactive shares from non-controlling shareholders (the "Secondary Transaction"). After the BetBull Acquisition and the Secondary Transaction, the Company holds an approximately 72% interest in Wynn Interactive, which owns 100% of BetBull, WSI, and Wynn Social.

The Secondary Transaction was recorded as an adjustment to Stockholders’ equity (deficit) on the Consolidated Balance Sheet as the Company had a controlling interest in BetBull at the time of the transaction.

Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated statements of operations.

Note 20 - Segment Information

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the Company's segment information (in thousands):

	Years Ended December 31,
	2020	2019	2018
Operating revenues
Macau Operations:
Wynn Palace
Casino	$368,284	$2,139,756	$2,356,022
Rooms	46,110	174,576	170,067
Food and beverage	43,198	117,376	110,638
Entertainment, retail and other (1)	47,828	111,986	120,839
	505,420	2,543,694	2,757,566
Wynn Macau
Casino	344,595	1,796,209	1,994,885
Rooms	39,111	110,387	113,495
Food and beverage	33,094	81,576	76,369
Entertainment, retail and other (1)	57,857	81,857	109,776
	474,657	2,070,029	2,294,525
Total Macau Operations	980,077	4,613,723	5,052,091

Las Vegas Operations:
Casino	236,826	394,104	434,083
Rooms	202,073	483,055	468,238
Food and beverage	216,426	558,782	567,121
Entertainment, retail and other (1)	92,622	197,516	196,127
Total Las Vegas Operations	747,947	1,633,457	1,665,569

Encore Boston Harbor:
Casino	287,525	243,855	—
Rooms	20,679	36,144	—
Food and beverage	36,866	61,088	—
Entertainment, retail and other (1)	16,596	22,832	—
Total Encore Boston Harbor	361,666	363,919	—

Corporate and other:
Entertainment, retail and other	6,171	—	—
Total Corporate and other	6,171	—	—

Total operating revenues	$2,095,861	$6,611,099	$6,717,660

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2020	2019	2018
Adjusted Property EBITDA (2)
Macau Operations:
Wynn Palace	$(149,647)	$729,535	$843,902
Wynn Macau	(87,189)	648,837	733,238
Total Macau Operations	(236,836)	1,378,372	1,577,140
Las Vegas Operations	(56,356)	413,886	467,273
Encore Boston Harbor	(23,762)	23,150	—
Corporate and other	(7,351)	—	—
Total	(324,305)	1,815,408	2,044,413
Other operating expenses
Litigation settlement	—	—	463,557
Pre-opening	6,506	102,009	53,490
Depreciation and amortization	725,502	624,878	550,596
Property charges and other	67,455	20,286	60,256
Corporate expenses and other (3)	46,023	150,228	144,479
Stock-based compensation (4)	62,254	39,702	36,491
Total other operating expenses	907,740	937,103	1,308,869
Operating income (loss)	(1,232,045)	878,305	735,544
Other non-operating income and expenses
Interest income	15,384	24,449	29,866
Interest expense, net of amounts capitalized	(556,474)	(414,030)	(381,849)
Change in derivatives fair value	(13,060)	(3,228)	(4,520)
Change in Redemption Note fair value	—	—	(69,331)
(Loss) gain on extinguishment of debt	(4,601)	(12,437)	104
Other	28,521	15,159	(4,074)
Total other non-operating income and expenses	(530,230)	(390,087)	(429,804)
Income (loss) before income taxes	(1,762,275)	488,218	305,740
(Provision) benefit for income taxes	(564,671)	(176,840)	497,344
Net income (loss)	(2,326,946)	311,378	803,084
Net income (loss) attributable to noncontrolling interests	259,701	(188,393)	(230,654)
Net income (loss) attributable to Wynn Resorts, Limited	$(2,067,245)	$122,985	$572,430
(1)Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 15, "Leases".
(2)"Adjusted Property EBITDA" is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, change in derivatives fair value, loss on extinguishment of debt, and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations preopening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(3)For the year ended December 31, 2020, includes a $30.2 million net gain recorded in relation to a derivative litigation settlement. For the year ended December 31, 2019, includes a $35.0 million nonrecurring regulatory expense.
(4)Excludes $0.7 million included in pre-opening expenses for the years ended December 31, 2019 and 2018. Excludes a credit of $2.2 million included in property charges and other expenses in 2018.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2020	2019	2018
Capital expenditures
Macau Operations:
Wynn Palace	$46,717	$66,545	$89,617
Wynn Macau	49,845	142,112	62,542
Total Macau Operations	96,562	208,657	152,159
Las Vegas Operations	85,882	96,928	73,029
Encore Boston Harbor	61,342	471,381	791,250
Corporate and other	46,329	286,327	459,534
Total	$290,115	$1,063,293	$1,475,972

	December 31,
	2020	2019	2018
Assets
Macau Operations:
Wynn Palace	$3,393,790	$3,734,210	$3,858,904
Wynn Macau	1,202,709	1,656,625	1,903,921
Other Macau	2,026,098	1,023,411	68,487
Total Macau Operations	6,622,597	6,414,246	5,831,312
Las Vegas Operations	2,992,870	2,806,972	2,792,508
Encore Boston Harbor	2,300,016	2,456,667	1,865,286
Corporate and other	1,954,064	2,193,396	2,727,163
Total	$13,869,547	$13,871,281	$13,216,269

	December 31,
	2020	2019	2018
Long-lived assets
Macau	$3,989,797	$4,321,970	$4,387,051
United States	5,738,343	5,909,847	5,166,537
Total	$9,728,140	$10,231,817	$9,553,588

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarterly Consolidated Financial Information (Unaudited)

The following tables (in thousands, except per share data) present selected quarterly financial information for 2020 and 2019, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	Year Ended December 31, 2020
	First	Second	Third	Fourth	Year
Operating revenues	$953,716	$85,698	$370,452	$685,995	$2,095,861
Operating loss	$(247,411)	$(523,016)	$(283,007)	$(178,611)	$(1,232,045)
Net loss	$(450,253)	$(734,869)	$(831,533)	$(310,291)	$(2,326,946)
Net loss attributable to Wynn Resorts, Limited	$(402,037)	$(637,564)	$(758,142)	$(269,502)	$(2,067,245)
Basic loss per share	$(3.77)	$(5.97)	$(7.10)	$(2.53)	$(19.37)
Diluted loss per share	$(3.77)	$(5.97)	$(7.10)	$(2.53)	$(19.37)

	Year Ended December 31, 2019
	First	Second	Third	Fourth	Year
Operating revenues	$1,651,546	$1,658,332	$1,647,762	$1,653,459	$6,611,099
Operating income	$255,176	$218,716	$177,835	$226,578	$878,305
Net income (loss)	$159,731	$142,234	$26,883	$(17,470)	$311,378
Net income (loss) attributable to Wynn Resorts, Limited	$104,872	$94,551	$(3,496)	$(72,942)	$122,985
Basic income (loss) per share	$0.98	$0.88	$(0.03)	$(0.68)	$1.15
Diluted income (loss) per share	$0.98	$0.88	$(0.03)	$(0.68)	$1.15

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of recently acquired BetBull Limited, which are included in the 2020 consolidated financial statements of the Company and constituted less than 2% of total assets (goodwill constituted 1% of total assets) as of December 31, 2020, and less than 1% of each of operating revenues and net loss, for the year then ended.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young, LLP, an independent registered public accounting firm. Their report appears under "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2021 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 (the "2021 Proxy Statement") under the captions "Election of Directors," "Executive Officers," "Board Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to our definitive 2021 Proxy Statement under the captions "Board Compensation," "Compensation Discussion and Analysis" and "Executive Compensation Tables", which will be filed with the SEC.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	23,700	$80.42	3,495,890
Equity compensation plans not approved by security holders	—	—	—
Total	23,700	$80.42	3,495,890

Certain information required by this item will be contained in the 2021 Proxy Statement under the caption "Certain Beneficial Ownership and Management," and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to our definitive 2021 Proxy Statement under the caption "Certain Relationships and Related Transactions," and "Board Governance," which will be filed with the SEC.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to our definitive 2021 Proxy Statement under the caption "Ratification of Appointment of Independent Auditors," which will be filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2020 and 2019
•Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018
•Notes to Consolidated Financial Statements
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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Provision (Benefit) for Credit Losses	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for credit losses:
2020	$39,317	64,375	(3,363)	$100,329
2019	$32,694	21,898	(15,275)	$39,317
2018	$30,600	6,527	(4,433)	$32,694

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred income tax asset valuation allowance:
2020	$2,759,431	264,366	(37,113)	$2,986,684
2019	$2,643,899	147,881	(32,349)	$2,759,431
2018	$3,390,467	201,282	(947,850)	$2,643,899

(a)3. Exhibits
Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Registrant.	10-Q	5/8/2015
3.2	Ninth Amended and Restated Bylaws of the Registrant.	10-K	2/28/2020
4.1.0	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.	S-1	10/7/2002
4.1.1
Indenture, dated as of April 14, 2020, by and among Wynn Resorts Finance, LLC, and Wynn Resorts Capital Corp., as joint and several obligors and the Guarantors named therein and U.S. Bank National Association, as trustee.
		10-Q	5/8/2020
4.1.2	Indenture, dated as of June 17, 2020, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, related to senior notes due 2026.	10-Q	8/6/2020
4.1.3	Indenture, dated as of August 26, 2020, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, related to senior notes due 2028.	10-Q	11/9/2020
4.2	Description of Registrant's Securities.	10-K	*
4.3	Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	5/22/2013
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
		8-K	3/21/2018
4.6	Indenture, dated as of February 18, 2015, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	2/18/2015
4.7	Indenture, dated as of May 11, 2017, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	5/11/2017
4.8	Indenture, dated as of September 20, 2017, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, relating to senior notes due 2024.	10-Q	11/8/2017
4.9	Indenture, dated as of September 20, 2017, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, relating to senior notes due 2027.	10-Q	11/8/2017
4.10	Indenture, dated as of December 17, 2019, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, related to senior notes due 2029.	10-K	2/28/2020
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

10.1.2
First Amendment to Credit Agreement, dated as of April 10, 2020, by and among Wynn Resorts Finance, LLC, as borrower, the subsidiaries of borrower party hereto, as guarantors, Deutsche Bank AG New York Branch, as administrative agent and as collateral agent.
		10-Q	5/8/2020
10.1.3
First Amendment to Term Loan Agreement, dated as of May 5, 2020, by and among Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC, as borrowers, United Overseas Bank Limited, New York Agency, as administrative agent, and the lenders party thereto.
		10-Q	8/6/2020
10.1.4
Amendment No. 2 to Credit Agreement, dated as of November 27, 2020, by and among Wynn Resorts Finance, LLC, as borrower, the subsidiaries of borrower party hereto, as guarantors, Deutsche Bank AG New York Branch, as administrative agent.
		10-K	*
10.2.1	Common Terms Agreement Sixth Amendment Agreement, dated December 21, 2018, between, among others, Wynn Resorts (Macau) S.A. as the company and Bank of China Limited, Macau Branch as security agent.	10-Q	2/28/19
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
		10-Q	5/2/2012
10.4.5	Bank Guarantee Reimbursement Agreement, dated as of September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.	10-Q	11/4/2004
10.5.1	Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Macau, Limited and Wynn Resorts, Limited.	10-Q	3/2/2015

10.5.2	Amended and Restated Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Resorts (Macau), S.A., and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.3	Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between Wynn Las Vegas, LLC and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.4	Management Fee and Corporate Allocation Agreement, dated as of November 20, 2014, by and among Wynn MA, LLC and Wynn Resorts, Limited.	10-Q	2/29/2016
10.6.1	Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Macau, Limited.	10-Q	3/2/2015
10.6.2	Amended and Restated Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Resorts (Macau), S.A.	10-Q	3/2/2015
10.6.3	2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.	10-Q	5/8/2015
10.6.4	2014 Intellectual Property License Agreement, dated as of November 20, 2014, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn MA, LLC.	10-Q	2/29/2016
10.6.5	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
10.6.6	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
+10.7.1.0	Amended and Restated Employment Agreement, dated as of December 16, 2019, by and between Wynn Resorts, Limited and Matt Maddox.	10-K	2/28/2020
+10.7.1.1	Second Amended and Restated Employment Agreement dated as of January 1, 2021, by and between Wynn Resorts, Limited and Matt Maddox.	10-K	*
+10.7.2.0	Employment Agreement, dated as of January 27, 2017 by and between Wynn Resorts, Limited and Craig Billings.	10-Q	5/4/2017
+10.7.2.1	First Amendment to Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Craig S. Billings.	10-Q	5/9/2018
+10.7.2.2	Second Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Craig Billings.	10-Q	8/8/2019
+10.7.2.3	Third Amended and Restated Employment Agreement dated as of January 1, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	10-K	*
+10.7.3.0	Employment Agreement, dated as of August 2, 2018, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2018
+10.7.3.1	First Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2019
+10.7.3.2	Second Amended and Restated Employment Agreement dated as of January 1, 2021, by and between Wynn Resorts, Limited and Ellen F. Whittemore.	10-K	*
+10.8	Amended and Restated 2014 Omnibus Incentive Plan, dated January 1, 2017.	10-Q	2/24/2017
10.9	Cooperation Agreement, dated as of August 3, 2018, by and between Wynn Resorts, Limited and Elaine P. Wynn.	10-Q	8/6/2018
10.10
Second Amended and Restated Shareholders' Agreement, dated as of January 14, 2016, by and among Wynn Resorts (Macau), Ltd., Wynn Resorts International, Ltd., Chen Chi Ling Linda and Wynn Resorts (Macau), S.A.
		10-Q	2/28/2018
10.11	Form of Indemnity Agreement.	10-Q	9/18/2002
21.1	Subsidiaries of the Registrant.	10-K	*
23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.	10-K	*
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.	10-K	*

101	The following material from Wynn Resorts, Limited's Annual Report on Form 10-K, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (ii) the Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019, and 2018; (iv) the Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2020, 2019, and 2018; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2019; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	*
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.
*    Filed herewith.
+    Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 26, 2021	By:	/s/ Matt Maddox
Matt Maddox
Director, Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matt Maddox	Director, Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Matt Maddox

/s/ Craig S. Billings	President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021
Craig S. Billings

/s/ Philip G. Satre	Non-Executive Chair of the Board and Director	February 26, 2021
Philip G. Satre

/s/ Betsy S. Atkins	Director	February 26, 2021
Betsy S. Atkins

/s/ Richard J. Byrne	Director	February 26, 2021
Richard J. Byrne

/s/ Jay L. Johnson	Director	February 26, 2021
Jay L. Johnson

/s/ Patricia Mulroy	Director	February 26, 2021
Patricia Mulroy

/s/ Margaret J. Myers	Director	February 26, 2021
Margaret J. Myers

/s/ Clark T. Randt, Jr.	Director	February 26, 2021
Clark T. Randt, Jr.

/s/ Darnell Strom	Director	February 26, 2021
Darnell Strom

/s/ Winifred Webb	Director	February 26, 2021
Winifred Webb