Form 10-Q
period 2021-03-31
WYNN RESORTS LTD
filed 2021-05-10
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common stock, par value $0.01	115,658,123

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,890,407	$3,482,032
Restricted cash	2,813	—
Accounts receivable, net of allowance for credit losses of $102,412 and $100,329	215,337	200,158
Inventories	65,252	66,285
Prepaid expenses and other	75,957	64,672
Total current assets	3,249,766	3,813,147
Property and equipment, net	9,050,178	9,196,644
Restricted cash	4,051	4,352
Goodwill and intangible assets, net	287,836	278,195
Operating lease assets	390,601	398,594
Other assets	184,479	178,615
Total assets	$13,166,911	$13,869,547
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts and construction payables	$133,212	$148,478
Customer deposits	514,199	646,856
Gaming taxes payable	64,711	66,346
Accrued compensation and benefits	126,830	126,846
Accrued interest	143,686	136,421
Current portion of long-term debt	198,465	596,408
Other accrued liabilities	188,779	159,533
Total current liabilities	1,369,882	1,880,888
Long-term debt	11,755,169	12,469,362
Long-term operating lease liabilities	120,950	123,124
Other long-term liabilities	123,849	133,490
Total liabilities	13,369,850	14,606,864
Commitments and contingencies (Note 15)
Stockholders' equity (deficit):
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 131,280,022 and 123,482,836 shares issued; 115,647,328 and 107,888,336 shares outstanding, respectively	1,313	1,235
Treasury stock, at cost; 15,632,694 and 15,594,500 shares, respectively	(1,426,887)	(1,422,531)
Additional paid-in capital	3,466,073	2,598,115
Accumulated other comprehensive income	6,501	3,604
Accumulated deficit	(1,813,317)	(1,532,420)
Total Wynn Resorts, Limited stockholders' equity (deficit)	233,683	(351,997)
Noncontrolling interests	(436,622)	(385,320)
Total stockholders' deficit	(202,939)	(737,317)
Total liabilities and stockholders' deficit	$13,166,911	$13,869,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating revenues:
Casino	$516,218	$570,789
Rooms	76,190	152,681
Food and beverage	68,509	149,414
Entertainment, retail and other	64,866	80,832
Total operating revenues	725,783	953,716
Operating expenses:
Casino	351,966	442,690
Rooms	33,535	73,480
Food and beverage	73,948	175,910
Entertainment, retail and other	62,560	45,580
General and administrative	179,774	234,328
Provision for credit losses	7,367	20,613
Pre-opening	1,627	2,551
Depreciation and amortization	185,121	178,746
Property charges and other	5,617	27,229
Total operating expenses	901,515	1,201,127
Operating loss	(175,732)	(247,411)
Other income (expense):
Interest income	904	7,953
Interest expense, net of amounts capitalized	(152,852)	(128,827)
Change in derivatives fair value	4,409	(15,660)
Loss on extinguishment of debt	(1,322)	(843)
Other	(11,093)	10,335
Other income (expense), net	(159,954)	(127,042)
Loss before income taxes	(335,686)	(374,453)
Provision for income taxes	(493)	(75,800)
Net loss	(336,179)	(450,253)
Less: net loss attributable to noncontrolling interests	55,201	48,216
Net loss attributable to Wynn Resorts, Limited	$(280,978)	$(402,037)
Basic and diluted net loss per common share:
Net loss attributable to Wynn Resorts, Limited:
Basic	$(2.53)	$(3.77)
Diluted	$(2.53)	$(3.77)
Weighted average common shares outstanding:
Basic	111,020	106,663
Diluted	111,020	106,663
Dividends declared per common share	$—	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(336,179)	$(450,253)
Other comprehensive income:
Foreign currency translation adjustments, before and after tax	4,032	1,015
Total comprehensive loss	(332,147)	(449,238)
Less: comprehensive loss attributable to noncontrolling interests	54,066	47,933
Comprehensive loss attributable to Wynn Resorts, Limited	$(278,081)	$(401,305)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31, 2021
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2021	107,888,336	$1,235	$(1,422,531)	$2,598,115	$3,604	$(1,532,420)	$(351,997)	$(385,320)	$(737,317)
Net loss	—	—	—	—	—	(280,978)	(280,978)	(55,201)	(336,179)
Currency translation adjustment	—	—	—	—	2,897	—	2,897	1,135	4,032
Issuance of common stock, net of $17.7 million underwriter discounts, commissions and other expenses	7,475,000	75	—	841,824	—	—	841,899	—	841,899
Issuance of restricted stock	335,285	3	—	5,899	—	—	5,902	370	6,272
Cancellation of restricted stock	(13,099)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(38,194)	—	(4,356)	—	—	—	(4,356)	—	(4,356)
Cash dividends declared	—	—	—	—	—	81	81	9	90
Stock-based compensation	—	—	—	20,235	—	—	20,235	2,385	22,620
Balances, March 31, 2021	115,647,328	$1,313	$(1,426,887)	$3,466,073	$6,501	$(1,813,317)	$233,683	$(436,622)	$(202,939)

	For the Three Months Ended March 31, 2020
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2020	107,363,943	$1,228	$(1,410,998)	$2,512,676	$(1,679)	$641,818	$1,743,045	$(201,573)	$1,541,472
Net loss	—	—	—	—	—	(402,037)	(402,037)	(48,216)	(450,253)
Currency translation adjustment	—	—	—	—	732	—	732	283	1,015
Issuance of restricted stock	620,745	6	—	6,086	—	—	6,092	629	6,721
Cancellation of restricted stock	(55,570)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(44,955)	—	(5,527)	—	—	—	(5,527)	—	(5,527)
Cash dividends declared	—	—	—	—	—	(107,515)	(107,515)	14	(107,501)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(998)	(998)
Stock-based compensation	—	—	—	7,300	—	—	7,300	251	7,551
Balances, March 31, 2020	107,884,163	$1,234	$(1,416,525)	$2,526,062	$(947)	$132,266	$1,242,090	$(249,610)	$992,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(336,179)	$(450,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185,121	178,746
Deferred income taxes	293	74,860
Stock-based compensation expense	24,346	9,364
Amortization of debt issuance costs	6,652	6,944
Loss on extinguishment of debt	1,322	843
Provision for credit losses	7,367	20,613
Change in derivatives fair value	(4,409)	15,660
Property charges and other	16,710	16,894
Increase (decrease) in cash from changes in:
Receivables, net	(22,947)	(56,284)
Inventories, prepaid expenses and other	(21,411)	5,135
Customer deposits	(131,336)	71,736
Accounts payable and accrued expenses	20,565	(70,758)
Net cash used in operating activities	(253,906)	(176,500)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(40,270)	(139,316)
Purchase of intangible and other assets	(8,500)	—
Proceeds from sale of assets and other	134	2,162
Net cash used in investing activities	(48,636)	(137,154)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	50,084	1,469,028
Repayments of long-term debt	(1,166,737)	(515,194)
Proceeds from issuance of common stock	841,899	—
Repurchase of common stock	(4,356)	(5,527)
Finance lease payment	(3,881)	(37)
Proceeds from exercise of stock options	—	70
Dividends paid	(295)	(107,426)
Distribution to noncontrolling interest	—	(998)
Payments for financing costs	(2,154)	(1,919)
Net cash (used in) provided by financing activities	(285,440)	837,997
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,131)	3,266
Cash, cash equivalents and restricted cash:
(Decrease) increase in cash, cash equivalents and restricted cash	(589,113)	527,609
Balance, beginning of period	3,486,384	2,358,292
Balance, end of period	$2,897,271	$2,885,901

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$138,823	$88,438
Liability settled with shares of common stock	$6,272	$6,720
Accounts and construction payables related to property and equipment	$57,463	$127,895
Other liabilities related to intangible assets	$13,748	$13,853
Finance lease liabilities arising from obtaining finance lease assets	$7,423	$—

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

In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts. The Company refers to Wynn Palace and Wynn Macau as its Macau Operations. In Las Vegas, Nevada, the Company operates and, with the exception of certain retail space, owns 100% of Wynn Las Vegas. Additionally, the Company is a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). The Company refers to Wynn Las Vegas and the Retail Joint Venture as its Las Vegas Operations. On June 23, 2019, the Company opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts, that is owned 100% by the Company. In October 2020, Wynn Interactive Ltd. ("Wynn Interactive") was formed through the merger of the Company's U.S. online sports betting and gaming business, social casino business, and Wynn Resorts' strategic partner, BetBull Limited ("BetBull"). Following the merger and subsequent transactions, Wynn Resorts holds an approximately 74% interest in, and consolidates, Wynn Interactive. The results of its operations are presented within Corporate and other in the accompanying condensed consolidated financial statements, except where otherwise noted.

Recent Developments Related to COVID-19

Since the outbreak of COVID-19 in early 2020, steps have been taken by various countries, including those in which the Company operates, to advise citizens to avoid non-essential travel, to restrict inbound international travel, to implement closures of non-essential operations, and to implement quarantines and lockdowns to contain the spread of the virus. As part of the immediate response to the initial outbreak of COVID-19, each of the Company's properties was subject to partial or full closure for varying lengths of time during 2020, and have all since reopened with certain COVID-19 specific protective measures, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings. Several vaccines have been granted authorization in numerous countries and are being rolled out to citizens based on availability and priority of need. There can be no assurance as to when a sufficient number of individuals will be vaccinated, permitting travel restrictions to be fully lifted.

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Beginning in June 2020 certain restrictions and conditions have eased to allow for visitation to Macau as certain regions recover from the COVID-19 pandemic. Quarantine-free travel, subject to COVID-19 safeguards such as testing and the usual visa requirements, has been reintroduced between Macau and most areas and cities within the PRC, and in September 2020, PRC authorities fully resumed the IVS exit visa program, which permits individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes.

Las Vegas Operations and Encore Boston Harbor

The Company’s Las Vegas Operations and Encore Boston Harbor have each implemented certain COVID-19 specific protective measures, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings. On April 8, 2021, Encore at Wynn Las Vegas resumed full operations, having previously adjusted its operating schedule to five days/four nights each week due to reduced customer demand levels beginning on October 19, 2020. On April 13, 2021, the Governor of Nevada announced that the statewide social distancing mandate will be removed and decisions on social distancing will be returned to local authority by May 1, with a goal to have all Nevada counties open to 100% capacity by June 1. The Nevada Gaming Control Board will continue to maintain authority over gaming areas of licensed properties in Nevada. On May 3, 2021, the Gaming Control Board announced that, effective immediately, the Company's Las Vegas Operations are permitted to reopen all gaming areas to 100% of capacity, with no continuing table game or slot machine spacing restrictions. At Encore Boston Harbor, on January 25, 2021,

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
limitations on operating hours that had been in place since November 2020 were lifted, and the property restored certain operations and reopened its hotel tower on a Thursday through Sunday weekly schedule. On April 27, 2021, the Governor of Massachusetts announced a phased plan for further reopening and increased capacity over the next several months. Effective August 1, 2021, subject to public health and vaccination data, all industry restrictions will be lifted and capacity limits will increase to 100%.

Summary

The COVID-19 pandemic has had and will continue to have an adverse effect on the Company's results of operations. Notwithstanding the easing of certain COVID-19 protective measures by authorities throughout the world, certain travel restrictions, quarantine measures, testing requirements, and capacity limitations remain in effect, and the Company is currently unable to determine when protective measures and the suspension of certain offerings in effect at our Macau Operations, Las Vegas Operations, and Encore Boston Harbor will be lifted. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

As of March 31, 2021, the Company had total cash and cash equivalents, excluding restricted cash, of $2.89 billion, and had access to $833.9 million of available borrowing capacity from the WRF Revolving Facility and $293.0 million of available borrowing capacity from the Wynn Macau Revolving Facility. The Company has suspended its dividend program. Given the Company's liquidity position at March 31, 2021, the Company believes it is able to support continuing operations and respond to the current COVID-19 pandemic challenges.

Business Combination Agreement

On May 10, 2021, Wynn Interactive entered into a business combination agreement (the "Business Combination Agreement") with Austerlitz Acquisition Corporation I, a Cayman Islands exempted company ("Austerlitz I") and Wave Merger Sub Limited, an exempted company limited by shares incorporated in Bermuda and a direct, wholly owned subsidiary of Austerlitz I ("Merger Sub"). The Business Combination Agreement provides for, among other things, the consummation of the following transactions: (i) Austerlitz I will transfer by way of continuation from the Cayman Islands to Bermuda and change its name to "Wynn Interactive, Limited"; and (ii) Merger Sub will merge with and into Wynn Interactive (the "Merger"), with Wynn Interactive being the surviving company of the Merger and direct, wholly owned subsidiary of Austerlitz I. Upon closing of the transaction, assuming no share redemptions by the public stockholders of Austerlitz I, the Company is expected to retain an approximately 58% equity interest (and approximately 72% voting interest) in Wynn Interactive. The proposed business combination is expected to close by the end of 2021, subject to approval by Austerlitz I's stockholders, gaming regulatory approval and other customary closing conditions.

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 16, "Retail Joint Venture." All significant intercompany accounts and transactions have been eliminated.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $212.0 million and $254.0 million for the three months ended March 31, 2021 and 2020, respectively.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (referred to as "LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 also provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. ASU 2020-04 can be adopted no later than December 1, 2022 with early adoption permitted. The Company is currently assessing the impact the adoption of the new guidance will have on its consolidated financial statements.

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents:
Cash (1)	$2,476,330	$2,501,452
Cash equivalents (2)	414,077	980,580
Total cash and cash equivalents	2,890,407	3,482,032
Restricted cash (3)	6,864	4,352
Total cash, cash equivalents and restricted cash	$2,897,271	$3,486,384
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Casino	$232,763	$207,823
Hotel	7,312	7,075
Other	77,674	85,589
	317,749	300,487
Less: allowance for credit losses	(102,412)	(100,329)
	$215,337	$200,158

As of March 31, 2021 and December 31, 2020, approximately 75.8% and 77.3%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 43.0% and 47.2% of gross casino receivables as of March 31, 2021 and December 31, 2020, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the period (in thousands):

	March 31, 2021	March 31, 2020
Balance at beginning of year	$100,329	$39,317
Provision for credit losses	7,367	20,613
Write-offs	(5,653)	(70)
Recoveries of receivables previously written off	501	—
Effect of exchange rate	(132)	111
Balance at end of period	$102,412	$59,971

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Buildings and improvements	$9,747,927	$9,758,846
Land and improvements	1,265,598	1,265,510
Furniture, fixtures and equipment	3,107,077	3,093,481
Airplanes	110,623	110,623
Construction in progress	155,586	136,390
	14,386,811	14,364,850
Less: accumulated depreciation	(5,336,633)	(5,168,206)
	$9,050,178	$9,196,644

As of March 31, 2021 and December 31, 2020, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Depreciation expense for the three months ended March 31, 2021 and 2020 was $177.7 million and $172.3 million, respectively.

Note 6 -    Goodwill

The following table shows the movement in the Company's goodwill balance that occurred during the three-month period (in thousands):

March 31, 2021
Balance at beginning of period	$144,095
Acquisitions	—
Foreign currency translation	1,312
Balance at end of period	$145,407

The Company recognized goodwill of $121.0 million in 2020 in connection with the acquisition of Betbull. Goodwill is included in Corporate and other as of March 31, 2021 and December 31, 2020.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 7 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Macau Related:
Wynn Macau Credit Facilities (1):
Wynn Macau Term Loan, due 2022 (2)	$828,460	$1,268,106
Wynn Macau Revolver, due 2022 (3)	457,005	407,443
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000

U.S. and Corporate Related:
WRF Credit Facilities (4):
WRF Term Loan, due 2024	925,000	937,500
WRF Revolver, due 2024	—	716,000
WLV 4 1/4% Senior Notes, due 2023	500,000	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 7 3/4% Senior Notes, due 2025	600,000	600,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
Retail Term Loan, due 2025 (5)	615,000	615,000
	12,035,465	13,154,049
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(81,831)	(88,279)
	11,953,634	13,065,770
Less: Current portion of long-term debt	(198,465)	(596,408)
Total long-term debt, net of current portion	$11,755,169	$12,469,362

(1) The borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.50% to 2.25% per annum based on Wynn Resorts Macau S.A.’s leverage ratio.
(2) Approximately $469.2 million and $359.3 million of the Wynn Macau Term Loan bears interest at a rate of LIBOR plus 2.25% per year and HIBOR plus 2.25% per year, respectively. As of March 31, 2021, the weighted average interest rate was approximately 2.37%. In January 2021, the Company prepaid $412.5 million of the Wynn Macau Term Loan.
(3) Approximately $260.2 million and $196.8 million of the Wynn Macau Revolver bears interest at a rate of LIBOR plus 2.25% per year and HIBOR plus 2.25% per year, respectively. As of March 31, 2021, the weighted average interest rate was approximately 2.38%. As of March 31, 2021, the available borrowing capacity under the Wynn Macau Revolver was $293.0 million.
(4) The WRF Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of March 31, 2021, the weighted average interest rate was approximately 1.86%. Additionally, as of March 31, 2021, the available borrowing capacity under the WRF Revolver was $833.9 million, net of $16.1 million in outstanding letters of credit.
(5) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of March 31, 2021, the effective interest rate was 2.70%.

Debt Covenant Compliance

As of March 31, 2021, management believes the Company was in compliance with all debt covenants.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of March 31, 2021 and December 31, 2020, was approximately $12.31 billion and $13.35 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $12.04 billion and $13.15 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 8 - Stockholders' Equity (Deficit)

Equity Offering

On February 11, 2021, the Company completed a registered public offering of 7,475,000 newly issued shares of its common stock, par value $0.01 per share, at a price of $115.00 per share for proceeds of $841.9 million, net of $17.7 million in underwriting discounts, commissions, and other expenses. The Company used $716.0 million of the proceeds from the equity offering to repay the outstanding borrowings under the WRF Revolver, and intends to use the remaining net proceeds for general corporate purposes.

Dividends

During the first quarter of 2020, the Company paid a cash dividend of $1.00 per share, and recorded $107.5 million as a reduction of retained earnings from cash dividends declared.

On May 6, 2020, the Company announced that it had suspended its quarterly dividend program due to the financial impact of the COVID-19 pandemic.

Noncontrolling Interests

The WML board of directors concluded not to recommend the payment of a dividend with respect to either of the years ended December 31, 2020 or 2019 due to the financial impact of the COVID-19 pandemic. As such, WML paid no dividends during 2020 or the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Retail Joint Venture did not make any distribution to its non-controlling interest holder. During the three months ended March 31, 2020, the Retail Joint Venture made aggregate distributions of approximately $1.0 million to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 16, "Retail Joint Venture".

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9 -    Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	March 31, 2021	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$414,077	$50,000	$364,077	—
Restricted cash	$6,864	$4,867	$1,997	—

Liabilities:
Interest rate collar	$12,499	—	$12,499	—

		Fair Value Measurements Using:
	December 31, 2020	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$980,580	$504,980	$475,600	—
Restricted cash	$4,352	$2,054	$2,298	—

Liabilities:
Interest rate collar	$16,908	—	$16,908	—

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	March 31, 2021	December 31, 2020	Increase (decrease)	March 31, 2020	December 31, 2019	Increase (decrease)
Casino outstanding chips and front money deposits (1)	$461,343	$596,463	$(135,120)	$857,233	$769,053	$88,180
Advance room deposits and ticket sales (2)	40,062	29,224	10,838	29,293	49,834	(20,541)
Other gaming-related liabilities (3)	9,608	7,882	1,726	5,485	13,970	(8,485)
Loyalty program and related liabilities (4)	24,967	22,736	2,231	20,397	21,148	(751)
	$535,980	$656,305	$(120,325)	$912,408	$854,005	$58,403
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Casino (1)	$3,891	$(896)
Rooms	506	349
Food and beverage	1,150	637
Entertainment, retail and other	4,300	73
General and administrative	14,499	9,201
Total stock-based compensation expense	24,346	9,364
Total stock-based compensation capitalized	905	217
Total stock-based compensation costs	$25,251	$9,581
(1) For the three months ended March 31, 2020, reflects the reversal of $3.3 million of compensation cost previously recognized for awards forfeited in connection with the departure of an employee.

Note 12 - Income Taxes

The Company recorded an income tax expense of $0.5 million and $75.8 million for the three months ended March 31, 2021 and 2020, respectively. The 2021 income tax expense primarily related to the Macau dividend tax agreement that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA. The 2020 income tax expense primarily related to the increase in the valuation allowance for U.S. foreign tax credits.

In March 2021, the Company received an extension of its Macau dividend tax agreement, providing for a payment of MOP 12.8 million (approximately $1.6 million) for 2021 and MOP 6.3 million (approximately $0.8 million) for the period ending June 26, 2022, the expiration date of the gaming concession agreement.

The Company records valuation allowances on certain of its U.S. and foreign deferred tax assets. During the third quarter of 2020, the Company concluded it could no longer rely on forecasted future taxable income in assessing a valuation allowance on its deferred tax assets. This conclusion was reached due to cumulative operating losses incurred by the Company and tax legislation that reduced future sources of taxable income. As of March 31, 2021, the Company continues to rely solely on the reversal of net taxable temporary differences in assessing a need for a valuation allowance.

In April 2020, Wynn Macau SA received an extension of the exemption from Macau’s 12% Complementary Tax on casino gaming profits earned from January 1, 2021 to June 26, 2022, the expiration date of the gaming concession agreement.

For the three months ended March 31, 2021 and 2020, the Company did not have any casino gaming profits exempt from the Macau Complementary Tax. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

In March 2021, the Financial Services Bureau concluded its review of the 2017 and 2018 Macau income tax returns of Palo with no changes.

Note 13 - Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net loss attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net loss attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued, to the extent such impact is not anti-dilutive. Potentially dilutive securities include outstanding stock options and unvested restricted stock.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to Wynn Resorts, Limited	$(280,978)	$(402,037)

Denominator:
Weighted average common shares outstanding	111,020	106,663
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	—	—
Weighted average common and common equivalent shares outstanding	111,020	106,663

Net loss attributable to Wynn Resorts, Limited per common share, basic	$(2.53)	$(3.77)
Net loss attributable to Wynn Resorts, Limited per common share, diluted	$(2.53)	$(3.77)

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	1,235	1,209

Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Minimum rental income	$22,738	$31,650
Contingent rental income	26,006	6,679
Total rental income	$48,744	$38,329

Note 15 - Commitments and Contingencies

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

Revere Action

On October 16, 2014, the City of Revere, the host community to the unsuccessful bidder for the Boston area license, the International Brotherhood of Electrical Workers, Local 103, and several individuals, filed a complaint against the MGC and its gaming commissioners in Suffolk Superior Court in Boston, Massachusetts (the "Revere Action"). Mohegan Sun ("Mohegan"), the other applicant for the Boston area license, joined the lawsuit and challenged the MGC's award of the Boston area license. On December 3, 2015, the court granted the MGC's motion to dismiss the claims asserted in the Revere Action and the court dismissed all claims except Mohegan's claim alleging procedural error by the MGC in granting the license to Wynn MA. The

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
plaintiffs appealed. After multiple appeals and cross appeals, only two claims remained: (1) individual plaintiffs' claim for violation of the open meeting laws; and (2) Mohegan's claim for procedural error. On July 12, 2019, the Suffolk Superior Court granted the MGC's motion for summary judgment and dismissed the open meeting law claim, leaving only Mohegan's procedural claim for procedural error.

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

On November 27, 2019, the State Derivative Case parties agreed to terms of a settlement agreement. The court approved the settlement agreement on February 12, 2020, and entered a written order approving the settlement on March 10, 2020. Following the Nevada Supreme Court’s dismissal of the only appeal, the settlement agreement became effective and final. Following the dismissal, the Company received net proceeds of $30.2 million, which has been recognized as a reduction of general and administrative expense within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.

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

On March 25, 2019, a separate stockholder derivative action was filed in the United States District Court, District of Nevada alleging similar causes of action as the Federal Derivative Case with the additional allegation that the Board of Directors improperly refused the stockholder's demand to commence litigation against the officers and directors of the Company. On April 30, 2020, the Company filed a motion for summary judgment, seeking dismissal of the claims given the approved settlement in the State Derivative Case. On January 12, 2021, the court granted the Company’s motion for summary judgment of this action and denied the stockholder’s request to vacate the parties' stipulation to dismiss the Federal Derivative Case. On February 11, 2021, the stockholder filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.

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

Note 16 - Retail Joint Venture

As of March 31, 2021 and December 31, 2020, the Retail Joint Venture had total assets of $103.9 million and $96.3 million, respectively, and total liabilities of $629.7 million and $633.5 million, respectively. As of March 31, 2021 and December 31, 2020, the Retail Joint Venture's liabilities included long-term debt of $612.5 million and $612.3 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

Note 17 - Segment Information

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the Company's segment information (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating revenues
Macau Operations:
Wynn Palace
Casino	$185,909	$207,576
Rooms	17,012	19,710
Food and beverage	11,672	13,298
Entertainment, retail and other (1)	22,733	18,929
	237,326	259,513
Wynn Macau
Casino	138,927	190,128
Rooms	14,702	15,911
Food and beverage	7,433	9,531
Entertainment, retail and other (1)	18,589	13,919
	179,651	229,489
Total Macau Operations	416,977	489,002

Las Vegas Operations:
Casino	79,903	71,295
Rooms	39,761	106,105
Food and beverage	40,077	105,979
Entertainment, retail and other (1)	18,975	40,445
Total Las Vegas Operations	178,716	323,824

Encore Boston Harbor:
Casino	111,479	101,790
Rooms	4,715	10,955
Food and beverage	9,327	20,606
Entertainment, retail and other (1)	4,569	7,539
Total Encore Boston Harbor	130,090	140,890

Total operating revenues	$725,783	$953,716

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Adjusted Property EBITDA (2)
Macau Operations:
Wynn Palace	$27,369	$10,176
Wynn Macau	16,556	19,208
Total Macau Operations	43,925	29,384
Las Vegas Operations (3)	28,081	(22,077)
Encore Boston Harbor (4)	30,363	(12,636)
Corporate and other	(43,469)	—
Total	58,900	(5,329)
Other operating expenses
Pre-opening	1,627	2,551
Depreciation and amortization	185,121	178,746
Property charges and other	5,617	27,229
Corporate expenses and other	17,921	24,192
Stock-based compensation	24,346	9,364
Total other operating expenses	234,632	242,082
Operating loss	(175,732)	(247,411)
Other non-operating income and expenses
Interest income	904	7,953
Interest expense, net of amounts capitalized	(152,852)	(128,827)
Change in derivatives fair value	4,409	(15,660)
Loss on extinguishment of debt	(1,322)	(843)
Other	(11,093)	10,335
Total other non-operating income and expenses	(159,954)	(127,042)
Loss before income taxes	(335,686)	(374,453)
Provision for income taxes	(493)	(75,800)
Net loss	(336,179)	(450,253)
Net loss attributable to noncontrolling interests	55,201	48,216
Net loss attributable to Wynn Resorts, Limited	$(280,978)	$(402,037)
(1) Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 14, "Leases".
(2) "Adjusted Property EBITDA" is net loss before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on extinguishment of debt, and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations preopening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(3) For the three months ended March 31, 2020, includes $56.4 million of expense accrued during the quarter related to the Company's commitment to pay salary, tips, and benefits continuation for all of its U.S. employees for the period from April 1 through May 15, 2020.
(4) For the three months ended March 31, 2020, includes $19.3 million of expense accrued during the quarter related to the Company's commitment to pay salary, tips, and benefits continuation for all of its U.S. employees for the period from April 1 through May 15, 2020.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Macau Operations:
Wynn Palace	$3,310,394	$3,393,790
Wynn Macau	1,054,456	1,202,709
Other Macau	1,537,208	2,026,098
Total Macau Operations	5,902,058	6,622,597
Las Vegas Operations	2,993,182	2,992,870
Encore Boston Harbor	2,276,657	2,300,016
Corporate and other	1,995,014	1,954,064
Total	$13,166,911	$13,869,547

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2020. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Special Note Regarding Forward-Looking Statements."

Overview

We are a designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming, all supported by an unparalleled focus on our guests, our people, and our community. Through our approximately 72% ownership of WML, we operate two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas, which we also refer to as our Las Vegas Operations. On June 23, 2019, we opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts. In October 2020, Wynn Interactive Ltd. ("Wynn Interactive") was formed through the merger of our U.S. online sports betting and gaming business, social casino business, and our strategic partner, BetBull Limited ("BetBull"). Following the merger and subsequent transactions, Wynn Resorts holds an approximately 74% interest in, and consolidates, Wynn Interactive. The results of Wynn Interactive are presented within Corporate and other.

Recent Developments Related to COVID-19

Since the outbreak of COVID-19 in early 2020, steps have been taken by various countries, including those in which the Company operates, to advise citizens to avoid non-essential travel, to restrict inbound international travel, to implement closures of non-essential operations, and to implement quarantines and lockdowns to contain the spread of the virus. As part of the immediate response to the initial outbreak of COVID-19, each of the Company's properties was subject to partial or full closure for varying lengths of time during 2020, and have all since reopened with certain COVID-19 specific protective measures, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings. Several vaccines have been granted authorization in numerous countries and are being rolled out to citizens based on availability and priority of need. There can be no assurance as to when a sufficient number of individuals will be vaccinated, permitting travel restrictions to be fully lifted.

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Beginning in June 2020 certain restrictions and conditions have eased to allow for visitation to Macau as certain regions recover from the COVID-19 pandemic. Quarantine-free travel, subject to COVID-19 safeguards such as testing and the usual visa requirements, has been reintroduced between Macau and most areas and cities within the PRC, and in September 2020, PRC authorities fully resumed the IVS exit visa program, which permits individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes. Total visitation from PRC to Macau decreased by 31.7% in the quarter ended March 31, 2021, compared with the quarter ended March 31, 2020.

Given the evolving conditions created by and in response to the COVID-19 pandemic, measures that have been lifted may be reintroduced if there are adverse developments in the COVID-19 situation in Macau and other regions with access to Macau.

Las Vegas Operations and Encore Boston Harbor

The Company’s Las Vegas Operations and Encore Boston Harbor have each implemented certain COVID-19 specific protective measures, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings. On April 8, 2021, Encore at Wynn Las Vegas resumed full operations, having previously adjusted its operating schedule to five days/four nights each week due to reduced customer demand levels beginning on October 19, 2020. On April 13, 2021, the Governor of Nevada announced that the statewide social distancing mandate will be removed and decisions on social distancing will be returned to local authority by May 1, 2021, with a goal to have all Nevada counties open to 100% capacity by June 1, 2021. The Gaming Control Board will continue to maintain authority over gaming areas of licensed properties in Nevada. On May 3, 2021, the Gaming Control Board announced that, effective immediately, the Company's Las Vegas Operations are permitted to reopen all gaming areas to 100% of capacity, with no continuing table game or slot machine spacing restrictions. At Encore Boston Harbor, on January 25, 2021, limitations on operating hours that had been in place since November 2020 were lifted, and the property restored certain operations and reopened its hotel tower on a Thursday through Sunday weekly schedule.

The COVID-19 pandemic has had and will continue to have an adverse effect on the Company's results of operations. Notwithstanding the easing of certain COVID-19 protective measures by authorities throughout the world, certain travel restrictions, quarantine measures, testing requirements, and capacity limitations remain in effect, and the Company is currently unable to determine when protective measures and the suspension of certain offerings in effect at our Macau Operations, Las Vegas Operations, and Encore Boston Harbor will be lifted. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

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

Results of Operations

Summary of first quarter 2021 results

The following table summarizes our financial results for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues	$725,783	$953,716	$(227,933)	(23.9)
Net loss attributable to Wynn Resorts, Limited	(280,978)	(402,037)	121,059	30.1
Diluted net loss per share	(2.53)	(3.77)	1.24	32.9
Adjusted Property EBITDA (1)	58,900	(5,329)	64,229	NM
(1) See Item 1—"Financial Statements," Note 17, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net loss attributable to Wynn Resorts, Limited.
NM - Not meaningful.

The decrease in operating revenues for the three months ended March 31, 2021 was primarily driven by decreases of $22.2 million, $49.8 million, $145.1 million, and $10.8 million from Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively. These decreases were precipitated by the continued adverse effects of the COVID-19 pandemic, including travel restrictions and capacity limitations at our Macau Operations, our Las Vegas Operations, and Encore Boston Harbor.

The decrease in net loss attributable to Wynn Resorts, Limited for the three months ended March 31, 2021 was primarily related to decreased operating expenses at our integrated resort properties. In addition, net loss attributable to Wynn Resorts, Limited for the first quarter of 2020 included the impact of $75.7 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020.

The increase in Adjusted Property EBITDA for the three months ended March 31, 2021 was primarily driven by decreased operating expenses at our integrated resort properties. Adjusted Property EBITDA increased $17.2 million, $50.2 million, and $43.0 million at Wynn Palace, our Las Vegas Operations, and Encore Boston Harbor, respectively, and decreased $2.7 million at Wynn Macau and $43.5 million at Corporate and other, respectively. In addition, Adjusted Property EBITDA for the first quarter of 2020 included the impact of $75.7 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020.

Financial results for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Operating revenues

The following table presents our operating revenues (in thousands):

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$237,326	$259,513	$(22,187)	(8.5)
Wynn Macau	179,651	229,489	(49,838)	(21.7)
Total Macau Operations	416,977	489,002	(72,025)	(14.7)
Las Vegas Operations	178,716	323,824	(145,108)	(44.8)
Encore Boston Harbor	130,090	140,890	(10,800)	(7.7)
	$725,783	$953,716	$(227,933)	(23.9)
NM - Not meaningful.

The following table presents our casino and non-casino operating revenues (in thousands):

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$516,218	$570,789	$(54,571)	(9.6)
Non-casino revenues:
Rooms	76,190	152,681	(76,491)	(50.1)
Food and beverage	68,509	149,414	(80,905)	(54.1)
Entertainment, retail and other	64,866	80,832	(15,966)	(19.8)
Total non-casino revenues	209,565	382,927	(173,362)	(45.3)
	$725,783	$953,716	$(227,933)	(23.9)

Casino revenues for the three months ended March 31, 2021 were 71.1% of operating revenues, compared to 59.8% for the same period of 2020. Non-casino revenues for the three months ended March 31, 2021 were 28.9% of operating revenues, compared to 40.2% for the same period of 2020.

Casino revenues

Casino revenues decreased primarily due to decreased VIP turnover and VIP table games win at our Macau Operations, partially offset by increased slot machine win at our Las Vegas Operations and Encore Boston Harbor. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Macau Operations (1):
Wynn Palace:
Total casino revenues	$185,909	$207,576	$(21,667)	(10.4)
VIP:
Average number of table games	103	89	14	15.7
VIP turnover	$2,200,182	$4,792,454	$(2,592,272)	(54.1)
VIP table games win	$96,456	$139,569	$(43,113)	(30.9)
VIP win as a % of turnover	4.38%	2.91%	1.47
Table games win per unit per day	$10,375	$20,257	$(9,882)	(48.8)
Mass market:
Average number of table games	222	179	43	24.0
Table drop	$607,518	$475,223	$132,295	27.8
Table games win	$131,649	$130,714	$935	0.7
Table games win %	21.7%	27.5%	(5.8)
Table games win per unit per day	$6,596	$9,507	$(2,911)	(30.6)
Average number of slot machines	687	733	(46)	(6.3)
Slot machine handle	$358,772	$424,714	$(65,942)	(15.5)
Slot machine win	$14,243	$18,405	$(4,162)	(22.6)
Slot machine win per unit per day	$230	$326	$(96)	(29.4)
Wynn Macau:
Total casino revenues	$138,927	$190,128	$(51,201)	(26.9)
VIP:
Average number of table games	90	81	9	11.1
VIP turnover	$1,804,382	$2,964,146	$(1,159,764)	(39.1)
VIP table games win	$58,635	$122,625	$(63,990)	(52.2)
VIP win as a % of turnover	3.25%	4.14%	(0.89)
Table games win per unit per day	$7,239	$19,702	$(12,463)	(63.3)
Mass market:
Average number of table games	240	183	57	31.1
Table drop	$590,890	$578,235	$12,655	2.2
Table games win	$105,183	$117,941	$(12,758)	(10.8)
Table games win %	17.8%	20.4%	(2.6)
Table games win per unit per day	$4,871	$8,372	$(3,501)	(41.8)
Average number of slot machines	569	634	(65)	(10.3)
Slot machine handle	$301,271	$366,537	$(65,266)	(17.8)
Slot machine win	$10,208	$13,295	$(3,087)	(23.2)
Slot machine win per unit per day	$199	$272	$(73)	(26.8)
Poker rake	$—	$2,083	$(2,083)	(100.0)

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Las Vegas Operations (2):
Total casino revenues	$79,903	$71,295	$8,608	12.1
Average number of table games	172	237	(65)	(27.4)
Table drop	$324,531	$414,933	$(90,402)	(21.8)
Table games win	$76,653	$82,666	$(6,013)	(7.3)
Table games win %	23.6%	19.9%	3.7
Table games win per unit per day	$4,957	$4,530	$427	9.4
Average number of slot machines	1,547	1,766	(219)	(12.4)
Slot machine handle	$791,260	$664,834	$126,426	19.0
Slot machine win	$50,489	$46,674	$3,815	8.2
Slot machine win per unit per day	$363	$343	$20	5.8
Poker rake	$1,867	$2,175	$(308)	(14.2)
Encore Boston Harbor (3):
Total casino revenues	$111,479	$101,790	$9,689	9.5
Average number of table games	199	160	39	24.4
Table drop	$234,562	$275,631	$(41,069)	(14.9)
Table games win	$49,377	$57,286	$(7,909)	(13.8)
Table games win %	21.1%	20.8%	0.3
Table games win per unit per day	$2,752	$4,826	$(2,074)	(43.0)
Average number of slot machines	1,889	2,837	(948)	(33.4)
Slot machine handle	$913,795	$767,739	$146,056	19.0
Slot machine win	$74,820	$59,448	$15,372	25.9
Slot machine win per unit per day	$440	$283	$157	55.5
Poker rake	$—	$5,105	$(5,105)	(100.0)
In response to the initial outbreak of COVID-19 in early 2020, each of our properties was subject to partial or full closure for varying lengths of time during 2020, and each has since reopened with certain COVID-19 specific protective measures in place.
(1) Our casino operations in Macau were closed for a 15-day period in February 2020 and resumed operations on a reduced basis on February 20, 2020.
(2) Our Las Vegas Operations closed on March 17, 2020 and reopened on June 4, 2020. On October 19, 2020, Encore at Wynn Las Vegas adjusted its operating schedule to five days/four nights each week due to reduced customer demand levels. This adjusted operating schedule remained in effect through the first quarter of 2021, and on April 8, 2021, Encore at Wynn Las Vegas resumed full operations.
(3) Encore Boston Harbor closed on March 15, 2020 and reopened on July 10, 2020. In addition, on November 6, 2020, Encore Boston Harbor temporarily suspended hotel operations and overnight casino operations pursuant to a state directive limiting the operating hours of certain businesses, including restaurants and casinos. On January 25, 2021, the limitations on operating hours were lifted, and Encore Boston Harbor restored 24-hour casino operations and reopened its hotel tower on a Thursday through Sunday weekly schedule.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$17,012	$19,710	$(2,698)	(13.7)
Occupancy	60.4%	41.6%	18.8
ADR	$178	$294	$(116)	(39.5)
REVPAR	$108	$122	$(14)	(11.5)
Wynn Macau:
Total room revenues (dollars in thousands)	$14,702	$15,911	$(1,209)	(7.6)
Occupancy	60.8%	49.2%	11.6
ADR	$242	$321	$(79)	(24.6)
REVPAR	$147	$158	$(11)	(7.0)
Las Vegas Operations (1):
Total room revenues (dollars in thousands)	$39,761	$106,105	$(66,344)	(62.5)
Occupancy	35.3%	80.1%	(44.8)
ADR	$331	$374	$(43)	(11.5)
REVPAR	$117	$299	$(182)	(60.9)
Encore Boston Harbor (2)(3):
Total room revenues (dollars in thousands)	$4,715	$10,955	$(6,240)	(57.0)
Occupancy	71.0%	75.8%	(4.8)
ADR	$276	$292	$(16)	(5.5)
REVPAR	$196	$222	$(26)	(11.7)
(1) Wynn Las Vegas closed on March 17, 2020 and reopened on June 4, 2020.
(2) Encore Boston Harbor closed on March 15, 2020 and reopened on July 10, 2020.
(3) Encore Boston Harbor room statistics have been computed based on 36 days of operation in three months ended March 31, 2021 and 74 days of operation in three months ended March 31, 2020, representing the number of nights hotel rooms were offered for sale to the public.

Room revenues decreased $76.5 million, primarily due to lower occupancy at our Las Vegas Operations and Encore Boston Harbor. Encore at Wynn Las Vegas operated on a limited basis with midweek closures throughout the first quarter of 2021 before fully reopening April 8, 2021. The hotel tower at Encore Boston Harbor was closed pursuant to a state directive from November 6, 2020 through January 25, 2021, when it restored certain operations and reopened its hotel tower on a Thursday through Sunday weekly schedule.

Food and beverage revenues decreased $80.9 million, primarily due to decreased covers at our restaurants and the suspension of nightlife offerings at our Las Vegas Operations as a result of the adverse effects of the COVID-19 pandemic.

Entertainment, retail and other revenues decreased $16.0 million, primarily due to the closure of the Le Reve show at our Las Vegas Operations resulting from the adverse effects of the COVID-19 pandemic.

Operating expenses

The table below presents operating expenses (in thousands):

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$351,966	$442,690	$(90,724)	(20.5)
Rooms	33,535	73,480	(39,945)	(54.4)
Food and beverage	73,948	175,910	(101,962)	(58.0)
Entertainment, retail and other	62,560	45,580	16,980	37.3
General and administrative	179,774	234,328	(54,554)	(23.3)
Provision for credit losses	7,367	20,613	(13,246)	(64.3)
Pre-opening	1,627	2,551	(924)	(36.2)
Depreciation and amortization	185,121	178,746	6,375	3.6
Property charges and other	5,617	27,229	(21,612)	(79.4)
Total operating expenses	$901,515	$1,201,127	$(299,612)	(24.9)

Total operating expenses decreased $299.6 million compared to the first quarter of 2020, primarily due to decreased expenses related to the impact of the COVID-19 pandemic on our resorts, partially offset by increased entertainment, retail and other expenses and depreciation and amortization expenses. Operating expenses for the first quarter of 2020 included $75.7 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Casino expenses decreased $20.0 million, $29.9 million, $24.7 million, and $16.1 million at Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively. These decreases were primarily due to reductions in gaming tax expense commensurate with the declines in casino revenues at Wynn Palace and Wynn Macau resulting from the effects of the COVID-19 pandemic as well as lower payroll and operating costs. Casino expenses for the first quarter of 2020 included expense of $7.9 million from Encore Boston Harbor and $12.8 million from our Las Vegas Operations related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Room expenses decreased $29.6 million and $6.8 million at our Las Vegas Operations and Encore Boston Harbor, respectively. The decreases were primarily a result of lower operating costs related to the declines in occupancy at our Las Vegas Operations and Encore Boston Harbor resulting from the effects of the COVID-19 pandemic. Room expenses for the first quarter of 2020 included expense of $1.5 million from Encore Boston Harbor and $8.3 million from our Las Vegas Operations related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Food and beverage expenses decreased $75.0 million, $4.5 million, $3.6 million, and $18.8 million at our Las Vegas Operations, Wynn Palace, Wynn Macau, and Encore Boston Harbor, respectively. The decreases were primarily a result of lower operating costs related to the declines in food and beverage revenues at each property as well as lower nightlife entertainment costs at our Las Vegas Operations resulting from the effects of the COVID-19 pandemic. Food and beverage expenses for the first quarter of 2020 included expense of $20.8 million from our Las Vegas Operations and $4.8 million from Encore Boston Harbor related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Entertainment, retail and other expenses increased primarily due to marketing expenses incurred at Corporate and other. The increase was partially offset by a decrease in entertainment, retail and other expenses of $25.6 million at our Las Vegas Operations primarily as a result of lower operating costs related to the declines in entertainment, retail and other revenues resulting from the effects of the COVID-19 pandemic. Entertainment, retail and other expenses for the first quarter of 2020 included expense of $4.1 million from our Las Vegas Operations and $0.7 million from Encore Boston Harbor related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.

General and administrative expenses decreased $9.0 million, $6.0 million, $27.4 million, $9.1 million, and $3.1 million at Wynn Palace, Wynn Macau, our Las Vegas Operations, Encore Boston Harbor, and Corporate and other, respectively. These decreases were primarily attributable to decreased payroll, operating costs, and general and administrative expenses as a result of the COVID-19 pandemic. General and administrative expenses for the first quarter of 2020 included expense of $10.2 million from our Las Vegas Operations and $4.4 million from Encore Boston Harbor related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Provision for credit losses decreased primarily due to a decrease of $11.6 million at our Las Vegas Operations. The decrease was primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.
Our property charges and other expenses for the quarter ended March 31, 2021 consisted primarily of asset abandonments of $2.1 million and $2.2 million at our Las Vegas Operations and Wynn Palace, respectively. Our property charges and other expenses for the quarter ended March 31, 2020 consisted primarily of asset abandonments and retirements of $22.2 million and $1.4 million at Wynn Palace and Wynn Macau, respectively.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$152,852	$130,079	$22,773	17.5
Capitalized interest	—	(1,252)	(1,252)	(100.0)
	$152,852	$128,827	$24,025	18.6

Weighted average total debt balance	$12,628,361	$10,850,355
Weighted average interest rate	4.84%	4.80%
Interest costs increased primarily due to an increase in the weighted average debt balance. Capitalized interest decreased due to the completion of the meeting and convention expansion in February 2020.

Other non-operating income and expenses

We incurred a foreign currency remeasurement loss of $11.1 million and a gain of $10.3 million for the three months ended March 31, 2021 and 2020, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a gain of $4.4 million and a loss of $15.7 million for the three months ended March 31, 2021 and 2020, respectively, from change in derivatives fair value.

We recorded a $1.3 million loss on extinguishment of debt for the three months ended March 31, 2021 related to the partial prepayment of the Wynn Macau Term Loan.

Income taxes

We recorded an income tax expense of $0.5 million and $75.8 million for the three months ended March 31, 2021 and 2020, respectively. The 2021 income tax expense primarily related to the Macau dividend tax agreement that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA. The 2020 income tax expense primarily related to the increase in the valuation allowances for U.S foreign tax credits.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $55.2 million and $48.2 million for the three months ended March 31, 2021 and 2020, respectively. These amounts are primarily related to the noncontrolling interests' share of net loss from WML.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net loss before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on extinguishment of debt, and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations preopening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
The following table summarizes Adjusted Property EBITDA (in thousands) for Wynn Palace, Wynn Macau, Las Vegas Operations, and Encore Boston Harbor as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 17, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net loss attributable to Wynn Resorts, Limited.

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Wynn Palace	$27,369	$10,176	$17,193	169.0
Wynn Macau	16,556	19,208	(2,652)	(13.8)
Las Vegas Operations	28,081	(22,077)	50,158	(227.2)
Encore Boston Harbor	30,363	(12,636)	42,999	(340.3)
Corporate and other	(43,469)	—	(43,469)	NM
NM - Not meaningful.

Adjusted Property EBITDA at Wynn Palace increased $17.2 million for the three months ended March 31, 2021 primarily due to a decrease in operating expenses.
Adjusted Property EBITDA at Wynn Macau decreased $2.7 million for the three months ended March 31, 2021 primarily due to decreased VIP turnover and VIP table games win, which offset a decrease in operating expenses.
Adjusted Property EBITDA at our Las Vegas Operations increased $50.2 million for the three months ended March 31, 2021, primarily due to a decrease in operating expenses. Adjusted Property EBITDA for our Las Vegas Operations for the first quarter of 2020 included the impact of $56.4 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020.
Adjusted Property EBITDA at Encore Boston Harbor increased $43.0 million for the three months ended March 31, 2021, primarily due to a decrease in operating expenses. Adjusted Property EBITDA for Encore Boston Harbor for the first quarter of

2020 included the impact of $19.3 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020.
Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Three Months Ended March 31,
Cash Flows - Summary	2021	2020
Net cash used in operating activities	$(253,906)	$(176,500)
Net cash used in investing activities:
Capital expenditures, net of construction payables and retention	(40,270)	(139,316)
Purchase of intangible and other assets	(8,500)	—
Proceeds from sale of assets and other	134	2,162
Net cash used in investing activities	(48,636)	(137,154)

Net cash (used in) provided by financing activities:
Proceeds from issuance of long-term debt	50,084	1,469,028
Repayments of long-term debt	(1,166,737)	(515,194)
Proceeds from issuance of common stock	841,899	—
Repurchase of common stock	(4,356)	(5,527)
Finance lease payment	(3,881)	(37)
Proceeds from exercise of stock options	—	70
Dividends paid	(295)	(107,426)
Distribution to noncontrolling interest	—	(998)
Payments for financing costs	(2,154)	(1,919)
Net cash (used in) provided by financing activities	(285,440)	837,997

Effect of exchange rate on cash, cash equivalents and restricted cash	(1,131)	3,266
(Decrease) increase in cash, cash equivalents and restricted cash	$(589,113)	$527,609

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

During the three months ended March 31, 2021, the increase in net cash used in operating activities was primarily due to changes in working capital accounts. During the three months ended March 31, 2020, the decrease in net cash provided by operations was primarily due to the adverse effects of the COVID-19 pandemic on the results of our operations for the three months ended March 31, 2020.

Investing Activities

Our investing activities primarily consist of project capital expenditures, such as the construction of the meeting and convention expansion at Wynn Las Vegas, which opened in February 2020, as well as maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties. In light of the unprecedented COVID-19 pandemic and our focus on safeguarding the Company's operations and the well-being of our employees, we temporarily postponed major project capital expenditures for 2020.

During the three months ended March 31, 2021, we incurred capital expenditures of $19.8 million at our Las Vegas Operations, $6.3 million at Encore Boston Harbor, $7.4 million at Wynn Palace, and $4.8 million at Wynn Macau, primarily related to maintenance capital expenditures.

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

Financing Activities

During the three months ended March 31, 2021, we received proceeds of $841.9 million from our February 2021 equity offering and used $716.0 million of the proceeds from the equity offering to repay the outstanding borrowings under the WRF Revolver. In addition, we borrowed $50.1 million under the Wynn Macau Revolver, paid $438.6 million of outstanding principal owed under the Wynn Macau Term Loan, and made a $12.5 million quarterly amortization payment under the WRF Term Loan.

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

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity under the Company as of March 31, 2021 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Resorts (Macau) S.A. and subsidiaries	$273,124	$293,031
Wynn Macau, Limited and subsidiaries (1)	1,529,751	—
Wynn Resorts Finance, LLC (2)	248,425	833,894
Wynn Resorts, Limited and other	839,107	—
Total cash and cash equivalents	$2,890,407	$1,126,925
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

The Wynn Macau Credit Facilities contain customary negative and financial covenants, including, but not limited to, leverage ratio and interest coverage ratio tests (as defined in the Wynn Macau Credit Facilities) that could restrict its ability to make distributions to WML and incur additional indebtedness. Wynn Macau SA is required to maintain a leverage ratio of not greater than 4.00 to 1 and an interest coverage ratio of not less than 2.00 to 1. Wynn Macau SA complied with these ratios for the three months ended March 31, 2021.

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

WML paid no dividends during 2020 or the first quarter of 2021. The WML board of directors will be continuously monitoring the situation and market conditions in Macau and Greater China and may consider a special dividend in the future when such conditions have stabilized.

If our portion of our cash and cash equivalents were repatriated to the U.S. on March 31, 2021, it would be subject to minimal U.S. taxes in the year of repatriation.

Wynn Resorts Finance, LLC and subsidiaries. Wynn Resorts Finance, LLC ("WRF" or "Wynn Resorts Finance") generates cash from distributions from its subsidiaries, which include our Macau Operations, Wynn Las Vegas, and Encore Boston Harbor, and contributions from Wynn Resorts, as required. In addition, WRF may utilize its available revolving borrowing capacity as needed. We expect to use this cash to service our WRF Credit Facilities, 2025 WRF Notes, 2029 WRF Notes, and WLV Notes, and to fund working capital and capital expenditure requirements as needed.

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

In 2021, Wynn Las Vegas will proceed with its planned room remodel, which we temporarily postponed during 2020. We expect to incur between $170 million and $180 million of remaining project costs related to this remodel, which we expect to complete before the end of 2021.

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

On February 11, 2021, the Company completed a registered public offering of 7,475,000 newly issued shares of its common stock, par value $0.01 per share, at a price of $115.00 per share for proceeds of $841.9 million, net of $17.7 million in underwriting discounts, commissions and other expenses. The Company used $716.0 million of the net proceeds from this equity offering to repay the outstanding borrowings under the WRF revolver in February 2021, and intends to use the remaining net proceeds for general corporate purposes.

Other Factors Affecting Liquidity

We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 15, "Commitments and Contingencies."

Our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of March 31, 2021, we had $800.1 million in repurchase authority remaining under the program.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for an interest rate collar associated with our Retail Term Loan. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of March 31, 2021, we had outstanding letters of credit totaling $16.1 million.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these policies for the three months ended March 31, 2021.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A — "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

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

Interest Rate Sensitivity

As of March 31, 2021, approximately 77% of our long-term debt was based on fixed rates. Based on our borrowings as of March 31, 2021, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $22.8 million.

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

Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of March 31, 2021, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $38.9 million.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company's legal proceedings see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 15, "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to those risk factors during the three months ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases in satisfaction of tax withholding obligations on vested restricted stock during the quarter ended March 31, 2021:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
January 31, 2021	31,270	$110.01	$3,440
February 28, 2021	4,410	$132.49	$584
March 31, 2021	2,514	$131.98	$332

None of the foregoing repurchases that occurred during the three months ended March 31, 2021 were part of the Company's publicly announced repurchase program. As of March 31, 2021, we had $800.1 million in repurchase authority under the program.

Item 5. Other Information

None.

Item 6. Exhibits
(a)Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.).
3.2	Ninth Amended and Restated Bylaws of the Registrant. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 28, 2020.).
*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 19 U.S.C. Section 1350.
101	The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020; (iv) the Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the three months ended March 31, 2021 and 2020; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: May 10, 2021	By:	/s/ Craig S. Billings
Craig S. Billings
President and Chief Financial Officer
(Principal Financial and Accounting Officer)