Form 10-Q
period 2021-06-30
WYNN RESORTS LTD
filed 2021-08-09
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2021
Common stock, par value $0.01	115,671,633

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,802,716	$3,482,032
Restricted cash	2,577	—
Accounts receivable, net of allowance for credit losses of $98,043 and $100,329	245,959	200,158
Inventories	66,100	66,285
Prepaid expenses and other	97,737	64,672
Total current assets	3,215,089	3,813,147
Property and equipment, net	8,925,386	9,196,644
Restricted cash	3,792	4,352
Goodwill and intangible assets, net	291,510	278,195
Operating lease assets	386,501	398,594
Other assets	200,387	178,615
Total assets	$13,022,665	$13,869,547
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts and construction payables	$168,143	$148,478
Customer deposits	501,652	646,856
Gaming taxes payable	60,617	66,346
Accrued compensation and benefits	163,169	126,846
Accrued interest	132,220	136,421
Current portion of long-term debt	1,308,353	596,408
Other accrued liabilities	204,148	159,533
Total current liabilities	2,538,302	1,880,888
Long-term debt	10,612,560	12,469,362
Long-term operating lease liabilities	119,471	123,124
Other long-term liabilities	106,171	133,490
Total liabilities	13,376,504	14,606,864
Commitments and contingencies (Note 15)
Stockholders' equity (deficit):
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 131,318,273 and 123,482,836 shares issued; 115,683,983 and 107,888,336 shares outstanding, respectively	1,313	1,235
Treasury stock, at cost; 15,634,290 and 15,594,500 shares, respectively	(1,427,094)	(1,422,531)
Additional paid-in capital	3,466,908	2,598,115
Accumulated other comprehensive income	6,293	3,604
Accumulated deficit	(1,944,668)	(1,532,420)
Total Wynn Resorts, Limited stockholders' equity (deficit)	102,752	(351,997)
Noncontrolling interests	(456,591)	(385,320)
Total stockholders' deficit	(353,839)	(737,317)
Total liabilities and stockholders' deficit	$13,022,665	$13,869,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues:
Casino	$602,746	$9,413	$1,118,964	$580,202
Rooms	137,765	17,415	213,955	170,096
Food and beverage	149,142	24,007	217,651	173,421
Entertainment, retail and other	100,460	34,863	176,225	115,695
Total operating revenues	990,113	85,698	1,726,795	1,039,414
Operating expenses:
Casino	381,615	131,138	733,581	573,828
Rooms	50,552	30,367	84,087	103,847
Food and beverage	117,106	61,889	191,054	237,799
Entertainment, retail and other	80,922	16,873	154,381	62,453
General and administrative	197,545	152,081	377,319	386,409
Provision for credit losses	441	28,347	7,808	48,960
Pre-opening	2,495	2,186	4,122	4,737
Depreciation and amortization	183,307	179,266	368,428	358,012
Property charges and other	5,651	6,567	11,268	33,796
Total operating expenses	1,019,634	608,714	1,932,048	1,809,841
Operating loss	(29,521)	(523,016)	(205,253)	(770,427)
Other income (expense):
Interest income	720	3,983	1,624	11,936
Interest expense, net of amounts capitalized	(150,424)	(133,218)	(303,276)	(262,045)
Change in derivatives fair value	972	(3,294)	5,381	(18,954)
Loss on extinguishment of debt	—	(619)	(1,322)	(1,462)
Other	5,553	2,233	(5,540)	12,568
Other income (expense), net	(143,179)	(130,915)	(303,133)	(257,957)
Loss before income taxes	(172,700)	(653,931)	(508,386)	(1,028,384)
Provision for income taxes	(697)	(80,938)	(1,190)	(156,738)
Net loss	(173,397)	(734,869)	(509,576)	(1,185,122)
Less: net loss attributable to noncontrolling interests	42,028	97,305	97,229	145,521
Net loss attributable to Wynn Resorts, Limited	$(131,369)	$(637,564)	$(412,347)	$(1,039,601)
Basic and diluted net loss per common share:
Net loss attributable to Wynn Resorts, Limited:
Basic	$(1.15)	$(5.97)	$(3.66)	$(9.74)
Diluted	$(1.15)	$(5.97)	$(3.66)	$(9.74)
Weighted average common shares outstanding:
Basic	114,545	106,713	112,792	106,688
Diluted	114,545	106,713	112,792	106,688
Dividends declared per common share	$—	$—	$—	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(173,397)	$(734,869)	$(509,576)	$(1,185,122)
Other comprehensive (loss) income:
Foreign currency translation adjustments, before and after tax	(290)	53	3,742	1,068
Total comprehensive loss	(173,687)	(734,816)	(505,834)	(1,184,054)
Less: comprehensive loss attributable to noncontrolling interests	42,110	97,291	96,176	145,224
Comprehensive loss attributable to Wynn Resorts, Limited	$(131,577)	$(637,525)	$(409,658)	$(1,038,830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30, 2021
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' deficit
Balances, April 1, 2021	115,647,328	$1,313	$(1,426,887)	$3,466,073	$6,501	$(1,813,317)	$233,683	$(436,622)	$(202,939)
Net loss	—	—	—	—	—	(131,369)	(131,369)	(42,028)	(173,397)
Currency translation adjustment	—	—	—	—	(208)	—	(208)	(82)	(290)
Issuance of restricted stock	44,686	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(6,435)	—	—	—	—	18	18	6	24
Shares repurchased by the Company and held as treasury shares	(1,596)	—	(207)	—	—	—	(207)	—	(207)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6,479)	(6,479)
Subsidiary equity issuance	—	—	—	(20,211)	—	—	(20,211)	25,371	5,160
Stock-based compensation	—	—	—	21,046	—	—	21,046	3,243	24,289
Balances, June 30, 2021	115,683,983	$1,313	$(1,427,094)	$3,466,908	$6,293	$(1,944,668)	$102,752	$(456,591)	$(353,839)

	For the Three Months Ended June 30, 2020
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, April 1, 2020	107,884,163	$1,234	$(1,416,525)	$2,526,062	$(947)	$132,266	$1,242,090	$(249,610)	$992,480
Net loss	—	—	—	—	—	(637,564)	(637,564)	(97,305)	(734,869)
Currency translation adjustment	—	—	—	—	39	—	39	14	53
Issuance of restricted stock	40,270	—	—	617	—	—	617	189	806
Cancellation of restricted stock	(17,477)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(37,091)	—	(2,910)	—	—	—	(2,910)	141	(2,769)
Cash dividends declared	—	—	—	—	—	208	208	16	224
Stock-based compensation	—	—	—	17,039	—	—	17,039	1,234	18,273
Balances, June 30, 2020	107,869,865	$1,234	$(1,419,435)	$2,543,718	$(908)	$(505,090)	$619,519	$(345,321)	$274,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)
(in thousands, except share data)
(unaudited)

	For the Six Months Ended June 30, 2021
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2021	107,888,336	$1,235	$(1,422,531)	$2,598,115	$3,604	$(1,532,420)	$(351,997)	$(385,320)	$(737,317)
Net loss	—	—	—	—	—	(412,347)	(412,347)	(97,229)	(509,576)
Currency translation adjustment	—	—	—	—	2,689	—	2,689	1,053	3,742
Issuance of common stock, net of $17.7 million underwriter discounts, commissions and other expenses	7,475,000	75	—	841,821	—	—	841,896	—	841,896
Issuance of restricted stock	379,971	3	—	5,899	—	—	5,902	370	6,272
Cancellation of restricted stock	(19,534)	—	—	—	—	99	99	15	114
Shares repurchased by the Company and held as treasury shares	(39,790)	—	(4,563)	—	—	—	(4,563)	—	(4,563)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6,479)	(6,479)
Subsidiary equity issuance	—	—	—	(20,211)	—	—	(20,211)	25,371	5,160
Stock-based compensation	—	—	—	41,284	—	—	41,284	5,628	46,912
Balances, June 30, 2021	115,683,983	$1,313	$(1,427,094)	$3,466,908	$6,293	$(1,944,668)	$102,752	$(456,591)	$(353,839)

	For the Six Months Ended June 30, 2020
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total Wynn Resorts, Ltd. stockholders' equity	Noncontrolling interests	Total stockholders' equity
Balances, January 1, 2020	107,363,943	$1,228	$(1,410,998)	$2,512,676	$(1,679)	$641,818	$1,743,045	$(201,573)	$1,541,472
Net loss	—	—	—	—	—	(1,039,601)	(1,039,601)	(145,521)	(1,185,122)
Currency translation adjustment	—	—	—	—	771	—	771	297	1,068
Issuance of restricted stock	661,015	6	—	6,703	—	—	6,709	818	7,527
Cancellation of restricted stock	(73,047)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(82,046)	—	(8,437)	—	—	—	(8,437)	141	(8,296)
Cash dividends declared	—	—	—	—	—	(107,307)	(107,307)	30	(107,277)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(998)	(998)
Stock-based compensation	—	—	—	24,339	—	—	24,339	1,485	25,824
Balances, June 30, 2020	107,869,865	$1,234	$(1,419,435)	$2,543,718	$(908)	$(505,090)	$619,519	$(345,321)	$274,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(509,576)	$(1,185,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	368,428	358,012
Deferred income taxes	(767)	155,316
Stock-based compensation expense	49,453	30,448
Amortization of debt issuance costs	13,241	14,155
Loss on extinguishment of debt	1,322	1,462
Provision for credit losses	7,808	48,960
Change in derivatives fair value	(5,381)	18,954
Property charges and other	16,808	21,228
Increase (decrease) in cash from changes in:
Receivables, net	(53,799)	(39)
Inventories, prepaid expenses and other	(35,819)	15,579
Customer deposits	(144,407)	111,967
Accounts payable and accrued expenses	65,882	(198,907)
Net cash used in operating activities	(226,807)	(607,987)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(110,045)	(191,682)
Purchase of intangible and other assets	(15,741)	—
Proceeds from sale of assets and other	3,502	3,733
Net cash used in investing activities	(122,284)	(187,949)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	50,058	2,894,134
Repayments of long-term debt	(1,205,099)	(527,535)
Proceeds from issuance of Wynn Resorts, Limited common stock	841,896	—
Repurchase of common stock	(4,563)	(8,437)
Finance lease payments	(7,784)	(74)
Proceeds from exercise of stock options	—	70
Dividends paid	(388)	(108,074)
Distribution to noncontrolling interest	(6,479)	(998)
Proceeds from issuance of subsidiary common stock	4,662	—
Payments for financing costs	(2,152)	(13,196)
Net cash (used in) provided by financing activities	(329,849)	2,235,890
Effect of exchange rate on cash, cash equivalents and restricted cash	1,641	4,341
Cash, cash equivalents and restricted cash:
(Decrease) increase in cash, cash equivalents and restricted cash	(677,299)	1,444,295
Balance, beginning of period	3,486,384	2,358,292
Balance, end of period	$2,809,085	$3,802,587

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$294,011	$238,044
Liability settled with shares of common stock	$6,272	$6,720
Accounts and construction payables related to property and equipment	$66,701	$127,674
Other liabilities related to intangible assets	$13,796	$14,088
Finance lease liabilities arising from obtaining finance lease assets	$7,423	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, "Wynn Resorts" or the "Company"), is a designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming.

In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts. The Company refers to Wynn Palace and Wynn Macau as its Macau Operations. In Las Vegas, Nevada, the Company operates and, with the exception of certain retail space, owns 100% of Wynn Las Vegas. Additionally, the Company is a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). The Company refers to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as its Las Vegas Operations. On June 23, 2019, the Company opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts, that is owned 100% by the Company. In October 2020, Wynn Interactive Ltd. ("Wynn Interactive") was formed through the merger of the Company's U.S. online sports betting and gaming business, social casino business, and Wynn Resorts' strategic partner, BetBull Limited ("BetBull"). Wynn Resorts holds an approximately 74% interest in, and consolidates, Wynn Interactive. The results of Wynn Interactive's operations are presented within Corporate and other in the accompanying condensed consolidated financial statements, except where otherwise noted.

Recent Developments Related to COVID-19

Since the outbreak of COVID-19 in early 2020, steps have been taken by various countries, including those in which the Company operates, to advise citizens to avoid non-essential travel, to restrict inbound international travel, to implement closures of non-essential operations, and to implement quarantines and lockdowns to contain the spread of the virus. As part of the immediate response to the initial outbreak of COVID-19, each of the Company's properties was subject to partial or full closure for varying lengths of time during 2020, and have all since reopened. Several vaccines have been granted authorization in numerous countries and are being rolled out to citizens based on availability and priority of need. There can be no assurance as to when a sufficient number of individuals will be vaccinated, permitting travel restrictions to be fully lifted.

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Beginning in June 2020 certain restrictions and conditions have eased to allow for visitation to Macau as certain regions recover from the COVID-19 pandemic. Quarantine-free travel, subject to COVID-19 safeguards such as testing and the usual visa requirements, has been reintroduced between Macau and most areas and cities within the PRC, and in September 2020, PRC authorities fully resumed the IVS exit visa program, which permits individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes. On August 3, 2021, in response to a risk of a community outbreak, the government of Macau has announced enhanced measures including tighter border control and strict mandatory COVID-19 testing requirements.

Las Vegas Operations and Encore Boston Harbor

The Company’s Las Vegas Operations and Encore Boston Harbor had each implemented certain COVID-19 specific protective measures, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings. On April 8, 2021, Encore at Wynn Las Vegas resumed full operations. On May 3, 2021, the Company's Las Vegas Operations were permitted by the Nevada Gaming Control Board to reopen all gaming areas to 100% of capacity, with no continuing table game or slot machine spacing restrictions. On July 27, 2021, the Governor of Nevada issued an emergency directive, in accordance with new recommendations from the Centers for Disease Control, re-imposing mask protection requirements in all public indoor areas effective July 30, 2021. At Encore Boston Harbor, on January 25, 2021, limitations on operating hours that had been in place since November 2020 were lifted, and the property restored certain operations and reopened its hotel tower on a Thursday through Sunday schedule. On April 27, 2021, the Governor of Massachusetts announced a phased plan for further reopening and on May 28, 2021 signed an

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
executive order rescinding the COVID-19 related restrictions and limitations on businesses as of May 29, 2021. The property continues to operate its hotel tower Thursday through Sunday.

Summary

The COVID-19 pandemic has had and will continue to have an adverse effect on the Company's results of operations. Notwithstanding the easing of certain COVID-19 protective measures by authorities throughout the world, certain travel restrictions, quarantine measures, testing requirements, and capacity limitations remain in effect at our Macau Operations, and the Company is currently unable to determine when protective measures and the suspension of certain offerings in effect at our Macau Operations will be lifted. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

As of June 30, 2021, the Company had total cash and cash equivalents, excluding restricted cash, of $2.80 billion, and had access to $834.2 million of available borrowing capacity from the WRF Revolving Facility and $293.2 million of available borrowing capacity from the Wynn Macau Revolving Facility. The Company has suspended its dividend program. Given the Company's liquidity position at June 30, 2021, the Company believes it is able to support continuing operations and respond to the current COVID-19 pandemic challenges.

Macau Gaming Concession

The term of the Company's concession agreement with the Macau government ends on June 26, 2022. If the term of this concession agreement is not extended or renewed or is not replaced by a new gaming concession, all of the Company's gaming operations and related equipment in Macau will be automatically transferred to the Macau government without compensation on that date and the Company will cease to generate gaming revenues from its Macau Operations. In addition, under the indentures governing the Company's $4.7 billion aggregate principal amount of WML Senior Notes, upon the occurrence of any event after which none of WML or any of its subsidiaries own or manage casino or gaming areas or operate casino games of fortune and chance in Macau in substantially the same manner as they are owning or managing casino or gaming areas or operating casino games as of the issue date of the respective senior notes, for a period of 10 consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties or results of operations of WML and its subsidiaries, taken as a whole, holders of the WML Senior Notes can require the Company to repurchase all or any part of the WML Senior Notes at par, plus any accrued and unpaid interest (the "Special Put Option").

The Macau government has publicly commented that it is studying the process by which concessions and subconcessions may be renewed, extended or issued. The Company is monitoring developments with respect to the Macau government's concession renewal or extension process, and at this time believes that its concession will be renewed or extended beyond June 26, 2022. The failure to extend or renew the Company's concession or obtain a new concession and the resulting ability of the WML Senior Note holders to exercise the Special Put Option would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Business Combination Agreement

On May 10, 2021, Wynn Interactive entered into a business combination agreement (the "Business Combination Agreement") with Austerlitz Acquisition Corporation I, a Cayman Islands exempted company ("Austerlitz I"), and Wave Merger Sub Limited, an exempted company limited by shares incorporated in Bermuda and a direct, wholly owned subsidiary of Austerlitz I ("Merger Sub"). The Business Combination Agreement provides for, among other things, the consummation of the following transactions: (i) Austerlitz I will transfer by way of continuation from the Cayman Islands to Bermuda and change its name to "Wynn Interactive, Limited"; and (ii) Merger Sub will merge with and into Wynn Interactive (the "Merger"), with Wynn Interactive being the surviving company of the Merger and direct, wholly owned subsidiary of Austerlitz I. Upon closing of the transaction, assuming no share redemptions by the public stockholders of Austerlitz I, the Company is expected to retain an approximately 58% equity interest (and approximately 72% voting interest) in Wynn Interactive. The proposed business combination is expected to close by the end of 2021, subject to approval by Austerlitz I's stockholders, gaming regulatory approval and other customary closing conditions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 16, "Retail Joint Venture." All significant intercompany accounts and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements for the first quarter of 2021 have been reclassified to be consistent with the current quarter presentation. These reclassifications had no effect on the previously reported net loss or operating loss.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the financial statements relate to and include, but are not limited to, inputs into the Company's estimated allowance for credit losses, estimates regarding the useful lives and recoverability of the cost of long-lived assets, fair value estimates of intangible assets and their estimated useful lives, and litigation and contingency estimates.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $234.2 million and $12.5 million for the three months ended June 30, 2021 and 2020, respectively, and $449.2 million and $266.4 million for the six months ended June 30, 2021 and 2020, respectively.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (referred to as "LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 also provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. ASU 2020-04 can be adopted no later than December 1, 2022 with early adoption permitted. The Company is currently assessing the impact the adoption of the new guidance will have on its consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash (1)	$2,437,127	$2,501,452
Cash equivalents (2)	365,589	980,580
Total cash and cash equivalents	2,802,716	3,482,032
Restricted cash (3)	6,369	4,352
Total cash, cash equivalents and restricted cash	$2,809,085	$3,486,384
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan.

Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Casino	$243,489	$207,823
Hotel	15,039	7,075
Other	85,474	85,589
	344,002	300,487
Less: allowance for credit losses	(98,043)	(100,329)
	$245,959	$200,158

As of June 30, 2021 and December 31, 2020, approximately 68.7% and 77.3%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 39.3% and 47.2% of gross casino receivables as of June 30, 2021 and December 31, 2020, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the period (in thousands):

	June 30, 2021	June 30, 2020
Balance at beginning of year	$100,329	$39,317
Provision for credit losses	7,808	48,960
Write-offs	(10,490)	(144)
Recoveries of receivables previously written off	462	60
Effect of exchange rate	(66)	126
Balance at end of period	$98,043	$88,319

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Buildings and improvements	$9,745,976	$9,758,846
Land and improvements	1,276,442	1,265,510
Furniture, fixtures and equipment	3,105,343	3,093,481
Airplanes	110,623	110,623
Construction in progress	181,264	136,390
	14,419,648	14,364,850
Less: accumulated depreciation	(5,494,262)	(5,168,206)
	$8,925,386	$9,196,644

As of June 30, 2021 and December 31, 2020, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties, including the Wynn Las Vegas room remodel.

Depreciation expense for the three months ended June 30, 2021 and 2020 was $176.1 million and $172.8 million, respectively, and depreciation expense for the six months ended June 30, 2021 and 2020 was $353.9 million and $345.1 million, respectively.

Note 6 -    Goodwill

The following table shows the movement in the Company's goodwill balance that occurred during the six-month period (in thousands):

Balance as of January 1, 2021	$144,095
Foreign currency translation	1,084
Balance as of June 30, 2021	$145,179

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 7 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Macau Related:
Wynn Macau Credit Facilities (1):
Wynn Macau Term Loan, due 2022 (2)	$802,898	$1,268,106
Wynn Macau Revolver, due 2022 (3)	457,290	407,443
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000

U.S. and Corporate Related:
WRF Credit Facilities (4):
WRF Term Loan, due 2024	912,500	937,500
WRF Revolver, due 2024	—	716,000
WLV 4 1/4% Senior Notes, due 2023	500,000	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 7 3/4% Senior Notes, due 2025	600,000	600,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
Retail Term Loan, due 2025 (5)	615,000	615,000
	11,997,688	13,154,049
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(76,775)	(88,279)
	11,920,913	13,065,770
Less: Current portion of long-term debt	(1,308,353)	(596,408)
Total long-term debt, net of current portion	$10,612,560	$12,469,362
(1) The borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.50% to 2.25% per annum based on Wynn Resorts Macau S.A.’s leverage ratio.
(2) Approximately $454.4 million and $348.5 million of the Wynn Macau Term Loan bears interest at a rate of LIBOR plus 2.25% per year and HIBOR plus 2.25% per year, respectively. As of June 30, 2021, the weighted average interest rate was approximately 2.35%. In January 2021, the Company prepaid $412.5 million of the Wynn Macau Term Loan.
(3) Approximately $260.2 million and $197.1 million of the Wynn Macau Revolver bears interest at a rate of LIBOR plus 2.25% per year and HIBOR plus 2.25% per year, respectively. As of June 30, 2021, the weighted average interest rate was approximately 2.34%. As of June 30, 2021, the available borrowing capacity under the Wynn Macau Revolver was $293.2 million.
(4) The WRF Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of June 30, 2021, the weighted average interest rate was approximately 1.86%. Additionally, as of June 30, 2021, the available borrowing capacity under the WRF Revolver was $834.2 million, net of $15.8 million in outstanding letters of credit.
(5) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of June 30, 2021, the effective interest rate was 2.70%.

Wynn Macau Credit Facilities Refinancing Commitment

In August 2021, a subsidiary of WML received lender commitments for a senior unsecured revolving credit facility in an aggregate principal amount of up to $1.50 billion with a final maturity four years from inception. The Company expects to enter into the facility during the third quarter of 2021, and to use a portion of the net proceeds from borrowings under the new facility to facilitate the repayment of the outstanding $1.26 billion of borrowings under the existing Wynn Macau Credit Facilities at closing.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Debt Covenant Compliance

As of June 30, 2021, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of June 30, 2021 and December 31, 2020, was approximately $12.41 billion and $13.35 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $12.00 billion and $13.15 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 8 - Stockholders' Equity (Deficit)

Equity Offering

On February 11, 2021, the Company completed a registered public offering of 7,475,000 newly issued shares of its common stock, par value $0.01 per share, at a price of $115.00 per share for proceeds of $841.9 million, net of $17.7 million in underwriting discounts, commissions, and other expenses. The Company used $716.0 million of the proceeds from the equity offering to repay the then outstanding borrowings under the WRF Revolver, and intends to use the remaining net proceeds for general corporate purposes.

Dividends

During the first quarter of 2020, the Company paid a cash dividend of $1.00 per share, and recorded $107.5 million as a reduction of retained earnings from cash dividends declared.

On May 6, 2020, the Company announced that it had suspended its quarterly dividend program due to the financial impact of the COVID-19 pandemic.

Noncontrolling Interests

On April 16, 2021, Wynn Interactive issued a pre-emptive rights notice to its shareholders in connection with the proposed creation and issuance of new Class A shares. Upon the consummation of the share issuance in May 2021, Wynn Interactive issued 3,229 new Class A shares to noncontrolling interest holders in exchange for aggregate proceeds of $4.7 million.

The WML board of directors concluded not to recommend the payment of a dividend with respect to either of the years ended December 31, 2020 or 2019 due to the financial impact of the COVID-19 pandemic. As such, WML paid no dividends during 2020 or the six months ended June 30, 2021.

During the six months ended June 30, 2021 and 2020, the Retail Joint Venture made aggregate distributions of approximately $6.48 million and $1.0 million, respectively, to its noncontrolling interest holder. For more information on the Retail Joint Venture, see Note 16, "Retail Joint Venture".

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9 -    Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	June 30, 2021	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$365,589	$—	$365,589	—
Restricted cash	$6,369	$4,631	$1,738	—

Liabilities:
Interest rate collar	$11,527	—	$11,527	—

		Fair Value Measurements Using:
	December 31, 2020	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$980,580	$504,980	$475,600	—
Restricted cash	$4,352	$2,054	$2,298	—

Liabilities:
Interest rate collar	$16,908	—	$16,908	—

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	June 30, 2021	December 31, 2020	Increase (decrease)	June 30, 2020	December 31, 2019	Increase (decrease)
Casino outstanding chips and front money deposits (1)	$431,536	$596,463	$(164,927)	$904,792	$769,053	$135,739
Advance room deposits and ticket sales (2)	56,208	29,224	26,984	28,874	49,834	(20,960)
Other gaming-related liabilities (3)	10,333	7,882	2,451	5,592	13,970	(8,378)
Loyalty program and related liabilities (4)	29,260	22,736	6,524	21,566	21,148	418
	$527,337	$656,305	$(128,968)	$960,824	$854,005	$106,819
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Casino (1)	$3,686	$3,196	$7,577	$2,300
Rooms	403	346	909	695
Food and beverage	822	666	1,972	1,303
Entertainment, retail and other (2)	4,921	84	9,221	157
General and administrative (3)	15,275	16,792	29,774	25,993
Total stock-based compensation expense	25,107	21,084	49,453	30,448
Total stock-based compensation capitalized	1,124	486	2,029	703
Total stock-based compensation costs	$26,231	$21,570	$51,482	$31,151
(1) For the six months ended June 30, 2020, reflects the reversal of $3.3 million of compensation cost previously recognized for awards forfeited in connection with the departure of an employee.
(2) For the three and six months ended June 30, 2021, reflects compensation cost of $1.4 million and $2.7 million, respectively, recognized in connection with the vesting of restricted stock performance awards.
(3) For the three and six months ended June 30, 2020, reflects compensation cost of $4.4 million recognized in connection with the vesting of restricted stock performance awards.

Note 12 - Income Taxes

The Company recorded an income tax expense of $0.7 million and $80.9 million for the three months ended June 30, 2021 and 2020, respectively and an income tax expense of $1.2 million and $156.7 million for the six months ended June 30, 2021 and 2020, respectively. The 2021 income tax expense primarily related to an increase in valuation allowance for U.S deferred tax assets and to the Macau dividend tax agreement that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA. The 2020 income tax expense primarily related to the increase in the valuation allowance for U.S. foreign tax credits.

In March 2021, the Company received an extension of its Macau dividend tax agreement, providing for a payment of MOP 12.8 million (approximately $1.6 million) for 2021 and MOP 6.3 million (approximately $0.8 million) for the period ending June 26, 2022, the expiration date of the gaming concession agreement.

The Company records valuation allowances on certain of its U.S. and foreign deferred tax assets. During the third quarter of 2020, the Company concluded it could no longer rely on forecasted future taxable income in assessing a valuation allowance on its deferred tax assets. This conclusion was reached due to cumulative operating losses incurred by the Company and tax legislation that reduced future sources of taxable income. As of June 30, 2021, the Company continues to rely solely on the reversal of net taxable temporary differences in assessing a need for a valuation allowance.

In April 2020, Wynn Macau SA received an extension of the exemption from Macau’s 12% Complementary Tax on casino gaming profits earned from January 1, 2021 to June 26, 2022, the expiration date of the gaming concession agreement.

For the three and six months ended June 30, 2021 and 2020, the Company did not have any casino gaming profits exempt from the Macau Complementary Tax. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Wynn Resorts, Limited	$(131,369)	$(637,564)	$(412,347)	$(1,039,601)

Denominator:
Weighted average common shares outstanding	114,545	106,713	112,792	106,688
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	—	—	—	—
Weighted average common and common equivalent shares outstanding	114,545	106,713	112,792	106,688

Net loss attributable to Wynn Resorts, Limited per common share, basic	$(1.15)	$(5.97)	$(3.66)	$(9.74)
Net loss attributable to Wynn Resorts, Limited per common share, diluted	$(1.15)	$(5.97)	$(3.66)	$(9.74)

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	1,129	1,127	1,129	1,127

Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Minimum rental income	$25,218	$28,073	$47,957	$59,723
Contingent rental income	30,110	1,839	56,115	8,519
Total rental income	$55,328	$29,912	$104,072	$68,242

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

On November 27, 2019, the State Derivative Case parties agreed to terms of a settlement agreement. The court approved the settlement agreement on February 12, 2020, and entered a written order approving the settlement on March 10, 2020. Following the Nevada Supreme Court’s dismissal of the only appeal, the settlement agreement became effective and final. Following the dismissal, the Company received net proceeds of $30.2 million, which has been recognized as a reduction of general and administrative expense within the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.

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

On March 25, 2019, a separate stockholder derivative action was filed in the United States District Court, District of Nevada alleging similar causes of action as the Federal Derivative Case with the additional allegation that the Board of Directors improperly refused the stockholder's demand to commence litigation against the officers and directors of the Company. On April 30, 2020, the Company filed a motion for summary judgment, seeking dismissal of the claims given the approved settlement in the State Derivative Case. On January 12, 2021, the court granted the Company’s motion for summary judgment of this action and denied the stockholder’s request to vacate the parties' stipulation to dismiss the Federal Derivative Case. On February 11, 2021, the stockholder filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On May 12, 2021, the parties stipulated to dismiss the appeal.

Each of the actions sought to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also sought to recover attorneys' fees, costs and related expenses for the plaintiff.

Securities Action

On February 20, 2018, a putative securities class action was filed against the Company and certain current and former officers of the Company in the United States District Court, Southern District of New York (which was subsequently transferred to the United States District Court, District of Nevada) by John V. Ferris and Joann M. Ferris on behalf of all persons who purchased the Company's common stock between February 28, 2014 and January 25, 2018. The complaint alleges, among other things, certain violations of federal securities laws and seeks to recover unspecified damages as well as attorneys' fees, costs and related expenses for the plaintiffs. On April 15, 2019, the Company filed a motion to dismiss, which the court granted on May 27, 2020, with leave to amend. On July 1, 2020, the plaintiffs filed an amended complaint. On August 14, 2020, the Company filed a motion to dismiss the amended complaint. On July 28, 2021, the court granted in part, and denied in part, the Company's motion to dismiss the amended complaint, dismissing certain of plaintiffs' claims, including all claims against Mr. Billings and the individual directors, and allowing other claims to proceed against the Company and several of the Company's current and former executive officers, including Mr. Maddox, Stephen A. Wynn, Kimmarie Sinatra, and Steven Cootey.

The defendants in these actions will vigorously defend against the claims pleaded against them. These actions are in preliminary stages and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

Federal Investigation

From time to time, the Company receives regulatory inquiries about compliance with anti-money laundering laws. The Company received requests for information from the U.S. Attorney’s Office for the Southern District of California relating to its anti-money laundering policies and procedures, and in the first half of 2020, received two grand jury subpoenas regarding various transactions at Wynn Las Vegas relating to certain patrons and agents who reside or operate in foreign jurisdictions. The Company continues to cooperate with the U.S. Attorney's Office in its investigation, which remains ongoing. Because no charges or claims have been brought, the Company is unable to predict the outcome of the investigation, the extent of the materiality of the outcome, or reasonably estimate the possible range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company.

Note 16 - Retail Joint Venture

As of June 30, 2021 and December 31, 2020, the Retail Joint Venture had total assets of $101.2 million and $96.3 million, respectively, and total liabilities of $629.1 million and $633.5 million, respectively. As of June 30, 2021 and December 31, 2020, the Retail Joint Venture's liabilities included long-term debt of $612.6 million and $612.3 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 17 - Segment Information

The Company reviews the results of operations for each of its operating segments, and identifies reportable segments based upon factors such as geography, regulatory environment, and the Company's organizational and management reporting structure. Wynn Macau and Encore, an expansion at Wynn Macau, are managed as a single integrated resort and have been aggregated as one reportable segment ("Wynn Macau"). Wynn Palace is presented as a separate reportable segment and is combined with Wynn Macau for geographical presentation. Other Macau primarily represents the assets for the Company's Macau holding company. Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture are managed as a single integrated resort and have been aggregated as one reportable segment ("Las Vegas Operations"). Encore Boston Harbor is presented as one reportable segment. The results of Wynn Interactive are presented within Corporate and other.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the Company's segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues
Macau Operations:
Wynn Palace
Casino	$212,067	$(11,428)	$397,976	$196,148
Rooms	20,883	2,431	37,895	22,141
Food and beverage	13,805	4,231	25,477	17,529
Entertainment, retail and other (1)	23,616	13,484	46,349	32,413
	270,371	8,718	507,697	268,231
Wynn Macau
Casino	142,419	(3,524)	281,346	186,604
Rooms	13,427	2,631	28,129	18,542
Food and beverage	8,559	3,684	15,992	13,215
Entertainment, retail and other (1)	19,623	9,097	38,212	23,016
	184,028	11,888	363,679	241,377
Total Macau Operations	454,399	20,606	871,376	509,608

Las Vegas Operations:
Casino	112,775	24,365	192,678	95,660
Rooms	93,785	12,353	133,546	118,458
Food and beverage	112,858	16,092	152,935	122,071
Entertainment, retail and other (1)	35,648	12,076	54,623	52,521
Total Las Vegas Operations	355,066	64,886	533,782	388,710

Encore Boston Harbor:
Casino	135,485	—	246,964	101,790
Rooms	9,670	—	14,385	10,955
Food and beverage	13,920	—	23,247	20,606
Entertainment, retail and other (1)	6,166	206	10,735	7,745
Total Encore Boston Harbor	165,241	206	295,331	141,096

Corporate and other:
Entertainment, retail and other	15,407	—	26,306	—
Total Corporate and other	15,407	—	26,306	—

Total operating revenues	$990,113	$85,698	$1,726,795	$1,039,414

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted Property EBITDA (2)
Macau Operations:
Wynn Palace	$53,555	$(110,908)	$80,924	$(100,732)
Wynn Macau	14,086	(82,646)	30,642	(63,438)
Total Macau Operations	67,641	(193,554)	111,566	(164,170)
Las Vegas Operations (3)	133,222	(75,564)	161,303	(97,641)
Encore Boston Harbor (4)	46,916	(53,779)	77,279	(66,415)
Corporate and other	(40,899)	—	(84,368)	—
Total	206,880	(322,897)	265,780	(328,226)
Other operating expenses
Pre-opening	2,495	2,186	4,122	4,737
Depreciation and amortization	183,307	179,266	368,428	358,012
Property charges and other	5,651	6,567	11,268	33,796
Corporate expenses and other (5)	19,841	(8,984)	37,762	15,208
Stock-based compensation	25,107	21,084	49,453	30,448
Total other operating expenses	236,401	200,119	471,033	442,201
Operating loss	(29,521)	(523,016)	(205,253)	(770,427)
Other non-operating income and expenses
Interest income	720	3,983	1,624	11,936
Interest expense, net of amounts capitalized	(150,424)	(133,218)	(303,276)	(262,045)
Change in derivatives fair value	972	(3,294)	5,381	(18,954)
Loss on extinguishment of debt	—	(619)	(1,322)	(1,462)
Other	5,553	2,233	(5,540)	12,568
Total other non-operating income and expenses	(143,179)	(130,915)	(303,133)	(257,957)
Loss before income taxes	(172,700)	(653,931)	(508,386)	(1,028,384)
Provision for income taxes	(697)	(80,938)	(1,190)	(156,738)
Net loss	(173,397)	(734,869)	(509,576)	(1,185,122)
Net loss attributable to noncontrolling interests	42,028	97,305	97,229	145,521
Net loss attributable to Wynn Resorts, Limited	$(131,369)	$(637,564)	$(412,347)	$(1,039,601)
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
(3) For the three months ended June 30, 2020, excluded $56.4 million of expense accrued during the first quarter of 2020 related to the Company's commitment to pay salary, tips, and benefits continuation for all of its U.S. employees for the period from April 1 through May 15, 2020.
(4) For the three months ended June 30, 2020, excluded $19.3 million of expense accrued during the first quarter of 2020 related to the Company's commitment to pay salary, tips, and benefits continuation for all of its U.S. employees for the period from April 1 through May 15, 2020.
(5) For the three and six months ended June 30, 2020, included $27.7 million net gain recorded in relation to a derivative litigation settlement.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Macau Operations:
Wynn Palace	$3,255,389	$3,393,790
Wynn Macau	1,013,148	1,202,709
Other Macau	1,475,563	2,026,098
Total Macau Operations	5,744,100	6,622,597
Las Vegas Operations	3,017,361	2,992,870
Encore Boston Harbor	2,257,729	2,300,016
Corporate and other	2,003,475	1,954,064
Total	$13,022,665	$13,869,547

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

Overview

We are a designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming, all supported by an unparalleled focus on our guests, our people, and our community. Through our approximately 72% ownership of Wynn Macau, Limited ("WML"), we operate two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas. Additionally, we are a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). We refer to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as our Las Vegas Operations. On June 23, 2019, we opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts. In October 2020, Wynn Interactive Ltd. ("Wynn Interactive") was formed through the merger of our U.S. online sports betting and gaming business, social casino business, and our strategic partner, BetBull Limited ("BetBull"). Wynn Resorts holds an approximately 74% interest in, and consolidates, Wynn Interactive. The results of Wynn Interactive are presented within Corporate and other.

Recent Developments Related to COVID-19

Since the outbreak of COVID-19 in early 2020, steps have been taken by various countries, including those in which the Company operates, to advise citizens to avoid non-essential travel, to restrict inbound international travel, to implement closures of non-essential operations, and to implement quarantines and lockdowns to contain the spread of the virus. As part of the immediate response to the initial outbreak of COVID-19, each of the Company's properties was subject to partial or full closure for varying lengths of time during 2020. Several vaccines have been granted authorization in numerous countries and are being rolled out to citizens based on availability and priority of need. There can be no assurance as to when a sufficient number of individuals will be vaccinated, permitting travel restrictions to be fully lifted.

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Beginning in June 2020 certain restrictions and conditions have eased to allow for visitation to Macau as certain regions recover from the COVID-19 pandemic. Quarantine-free travel, subject to COVID-19 safeguards such as testing and the usual visa requirements, has been reintroduced between Macau and most areas and cities within the PRC, and in September 2020, PRC authorities fully resumed the IVS exit visa program, which permits individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes. Total visitation from PRC to Macau increased meaningfully in the six months ended June 30, 2021 compared to the same period in 2020. Total visitation decreased 75.1% compared to the same period in 2019. On August 3, 2021, in response to a risk of a community outbreak, the government of Macau has announced enhanced measures including tighter border control and strict mandatory COVID-19 testing requirements.

Given the evolving conditions created by and in response to the COVID-19 pandemic, measures that have been lifted may be reintroduced if there are adverse developments in the COVID-19 situation in Macau and other regions with access to Macau.

Las Vegas Operations and Encore Boston Harbor

The Company’s Las Vegas Operations and Encore Boston Harbor had each implemented certain COVID-19 specific protective measures, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings. On April 8, 2021, Encore at Wynn Las Vegas resumed full operations. On May 3, 2021, the Company's Las Vegas Operations were permitted by the Nevada Gaming Control Board to reopen all gaming areas to 100% of capacity, with no continuing table game or slot machine spacing restrictions. On July 27, 2021, the Governor of Nevada issued an emergency directive, in accordance with new recommendations from the Centers for Disease Control, re-imposing mask protection requirements in all public indoor areas effective July 30, 2021. At Encore Boston Harbor, on January 25, 2021, limitations on operating hours that had been in place since November 2020 were lifted, and the property restored certain operations and reopened its hotel tower on a Thursday through Sunday schedule. On April 27, 2021, the Governor of Massachusetts announced a phased plan for further reopening and on May 28, 2021 signed an executive order rescinding the COVID-related restrictions and limitations on businesses as of May 29, 2021. The property continues to operate its hotel tower Thursday through Sunday.

The COVID-19 pandemic has had and will continue to have an adverse effect on the Company's results of operations. Notwithstanding the easing of certain COVID-19 protective measures by authorities throughout the world, certain travel restrictions, quarantine measures, testing requirements, and capacity limitations remain in effect at our Macau Operations, and the Company is currently unable to determine when protective measures and the suspension of certain offerings in effect at our Macau Operations will be lifted. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

Macau Gaming Concession

The term of the Company's concession agreement with the Macau government ends on June 26, 2022. If the term of this concession agreement is not extended or renewed or is not replaced by a new gaming concession, all of the Company's gaming operations and related equipment in Macau will be automatically transferred to the Macau government without compensation on that date and the Company will cease to generate gaming revenues from its Macau Operations. In addition, under the indentures governing the Company's $4.7 billion aggregate principal amount of WML Senior Notes, upon the occurrence of any event after which none of WML or any of its subsidiaries own or manage casino or gaming areas or operate casino games of fortune and chance in Macau in substantially the same manner as they are owning or managing casino or gaming areas or operating casino games as of the issue date of the respective senior notes, for a period of 10 consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties or results of operations of WML and its subsidiaries, taken as a whole, holders of the WML Senior Notes can require the Company to repurchase all or any part of the WML Senior Notes at par, plus any accrued and unpaid interest (the "Special Put Option").

The Macau government has publicly commented that it is studying the process by which concessions and subconcessions may be renewed, extended or issued. The Company is monitoring developments with respect to the Macau government's concession renewal or extension process, and at this time believes that its concession will be renewed or extended beyond June 26, 2022. The failure to extend or renew the Company's concession or obtain a new concession and the resulting ability of the WML Senior Note holders to exercise the Special Put Option would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

Results of Operations

Summary of second quarter 2021 results

The following table summarizes our financial results for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Increase/ (Decrease)	Percent Change	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues	$990,113	$85,698	$904,415	1,055.4	$1,726,795	$1,039,414	$687,381	66.1
Net loss attributable to Wynn Resorts, Limited	(131,369)	(637,564)	506,195	79.4	(412,347)	(1,039,601)	627,254	60.3
Diluted net loss per share	(1.15)	(5.97)	4.82	80.7	(3.66)	(9.74)	6.08	62.4
Adjusted Property EBITDA (1)	206,880	(322,897)	529,777	NM	265,780	(328,226)	594,006	NM
NM - Not meaningful.
(1) See Item 1—"Financial Statements," Note 17, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net loss attributable to Wynn Resorts, Limited.

The increase in operating revenues for the three months ended June 30, 2021 was primarily driven by increases of $261.7 million, $172.1 million, $290.2 million, and $165.0 million from Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively, as a result of ongoing recovery from the effects of COVID-19.

The decrease in net loss attributable to Wynn Resorts, Limited for the three months ended June 30, 2021 was primarily related to increased operating revenues at our integrated resort properties, partially offset by increased operating expenses. In addition, net loss attributable to Wynn Resorts, Limited for the second quarter of 2020 excluded the impact of $75.7 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.

The increase in Adjusted Property EBITDA for the three months ended June 30, 2021 was primarily driven by increased operating revenues at our integrated resort properties. Adjusted Property EBITDA increased $164.5 million, $96.7 million, $208.8 million, and $100.7 million at Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively, and decreased $40.9 million at Corporate and other. In addition, Adjusted Property EBITDA for the second quarter of 2020 excluded the impact of $75.7 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.

Financial results for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Operating revenues

The following table presents our operating revenues (in thousands):

	Three Months Ended June 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$270,371	$8,718	$261,653	3,001.3
Wynn Macau	184,028	11,888	172,140	1,448.0
Total Macau Operations	454,399	20,606	433,793	2,105.2
Las Vegas Operations	355,066	64,886	290,180	447.2
Encore Boston Harbor	165,241	206	165,035	NM
Corporate and other	15,407	—	15,407	NM
	$990,113	$85,698	$904,415	1,055.4
NM - Not meaningful.

The following table presents our casino and non-casino operating revenues (in thousands):

	Three Months Ended June 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$602,746	$9,413	$593,333	6,303.3
Non-casino revenues:
Rooms	137,765	17,415	120,350	691.1
Food and beverage	149,142	24,007	125,135	521.2
Entertainment, retail and other	100,460	34,863	65,597	188.2
Total non-casino revenues	387,367	76,285	311,082	407.8
	$990,113	$85,698	$904,415	1,055.4

Casino revenues for the three months ended June 30, 2021 were 60.9% of operating revenues, compared to 11.0% for the same period of 2020. Non-casino revenues for the three months ended June 30, 2021 were 39.1% of operating revenues, compared to 89.0% for the same period of 2020.

Casino revenues

Casino revenues increased primarily due to increased table drop, table games win and slot machine win at our Las Vegas Operations and increased VIP turnover and table games win and mass market table drop, table games win and slot machine win at our Macau Operations. The table games win and slot machine win at Encore Boston Harbor was $64.9 million and $89.6 million for the three months ended June 30, 2021, respectively. Our Las Vegas Operations were closed to the public from March 17, 2020 until June 4, 2020. Encore Boston Harbor closed to the public on March 15, 2020, and remained closed through the second quarter of 2020.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended June 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$212,067	$(11,428)	$223,495	NM
VIP:
Average number of table games	94	100	(6)	(6.0)
VIP turnover	$1,811,381	$1,719,825	$91,556	5.3
VIP table games win	$71,570	$(29,806)	$101,376	NM
VIP win as a % of turnover	3.95%	(1.73)%	5.68
Table games win per unit per day	$8,346	$(3,276)	$11,622	NM
Mass market:
Average number of table games	228	221	7	3.2
Table drop	$707,494	$22,029	$685,465	3,111.6
Table games win	$163,547	$7,168	$156,379	2,181.6
Table games win %	23.1%	32.5%	(9.4)
Table games win per unit per day	$7,877	$357	$7,520	2,106.4
Average number of slot machines	726	480	246	51.3
Slot machine handle	$421,269	$39,415	$381,854	968.8
Slot machine win	$18,772	$2,395	$16,377	683.8
Slot machine win per unit per day	$284	$55	$229	416.4
Wynn Macau:
Total casino revenues	$142,419	$(3,524)	$145,943	NM
VIP:
Average number of table games	85	91	(6)	(6.6)
VIP turnover	$1,489,912	$607,144	$882,768	145.4
VIP table games win	$39,388	$(12,161)	$51,549	NM
VIP win as a % of turnover	2.64%	(2.00)%	4.64
Table games win per unit per day	$5,111	$(1,471)	$6,582	NM
Mass market:
Average number of table games	240	229	11	4.8
Table drop	$670,400	$40,817	$629,583	1,542.5
Table games win	$128,921	$3,391	$125,530	3,701.9
Table games win %	19.2%	8.3%	10.9
Table games win per unit per day	$5,903	$163	$5,740	3,521.5
Average number of slot machines	607	440	167	38.0
Slot machine handle	$300,523	$62,011	$238,512	384.6
Slot machine win	$9,223	$2,626	$6,597	251.2
Slot machine win per unit per day	$167	$66	$101	153.0
NM - Not meaningful.

	Three Months Ended June 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Las Vegas Operations (1):
Total casino revenues	$112,775	$24,365	$88,410	362.9
Average number of table games	218	221	(3)	(1.4)
Table drop	$427,014	$90,873	$336,141	369.9
Table games win	$99,021	$17,918	$81,103	452.6
Table games win %	23.2%	19.7%	3.5
Table games win per unit per day	$4,997	$2,998	$1,999	66.7
Average number of slot machines	1,715	1,752	(37)	(2.1)
Slot machine handle	$1,115,149	$246,393	$868,756	352.6
Slot machine win	$78,890	$17,523	$61,367	350.2
Slot machine win per unit per day	$506	$371	$135	36.4
Poker rake	$3,927	$—	$3,927	100.0
Encore Boston Harbor (2):
Total casino revenues	$135,485
Average number of table games	195
Table drop	$306,070
Table games win	$64,874
Table games win %	21.2%
Table games win per unit per day	$3,654
Average number of slot machines	2,171
Slot machine handle	$1,094,178
Slot machine win	$89,560
Slot machine win per unit per day	$453
Note: In response to the initial outbreak of COVID-19 in early 2020, each of our properties was subject to partial or full closure for varying lengths of time during 2020, and each has since reopened with certain COVID-19 specific protective measures in place.
(1) Our Las Vegas Operations closed on March 17, 2020 and reopened on June 4, 2020. On October 19, 2020, Encore at Wynn Las Vegas adjusted its operating schedule to five days/four nights each week due to reduced customer demand levels. This adjusted operating schedule remained in effect through the first quarter of 2021, and on April 8, 2021, Encore at Wynn Las Vegas resumed full operations.
(2) Encore Boston Harbor casino revenues and associated key operating measures for the second quarter of 2020 have been omitted from the table. As a result of the COVID-19 pandemic, our operations at Encore Boston Harbor were closed throughout the second quarter in 2020.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended June 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$20,883	$2,431	$18,452	759.0
Occupancy	70.6%	4.4%	66.2
ADR	$180	$339	$(159)	(46.9)
REVPAR	$127	$15	$112	746.7
Wynn Macau:
Total room revenues (dollars in thousands)	$13,427	$2,631	$10,796	410.3
Occupancy	68.0%	7.5%	60.5
ADR	$198	$342	$(144)	(42.1)
REVPAR	$135	$25	$110	440.0
Las Vegas Operations (1):
Total room revenues (dollars in thousands)	$93,785	$12,353	$81,432	659.2
Occupancy	67.2%	43.7%	23.5
ADR	$333	$226	$107	47.3
REVPAR	$224	$99	$125	126.3
Encore Boston Harbor (2)(3):
Total room revenues (dollars in thousands)	$9,670
Occupancy	87.8%
ADR	$304
REVPAR	$267
(1) Wynn Las Vegas closed on March 17, 2020 and reopened on June 4, 2020.
(2) Encore Boston Harbor room revenues and associated key operating measures for the second quarter of 2020 have been omitted from the table. As a result of the COVID-19 pandemic, our operations at Encore Boston Harbor were closed throughout the second quarter in 2020.
(3) Encore Boston Harbor room statistics have been computed based on 53 days of operation in three months ended June 30, 2021, representing the number of nights hotel rooms were offered for sale to the public.

Room revenues increased $120.4 million, primarily due to higher occupancy at our Las Vegas Operations and our Macau Operations. Encore at Wynn Las Vegas operated on a limited basis with midweek closures throughout the first quarter of 2021 before fully reopening April 8, 2021. Room revenues from Encore Boston Harbor were $9.7 million. The hotel tower at Encore Boston Harbor was closed pursuant to a state directive from November 6, 2020 through January 25, 2021, when it restored certain operations and reopened its hotel tower on a Thursday through Sunday weekly schedule.

Food and beverage revenues increased $125.1 million, primarily driven by increased covers at our Las Vegas Operations and our Macau Operations. Food and beverage revenues from Encore Boston Harbor were $13.9 million.

Entertainment, retail and other revenues increased $65.6 million, primarily due to an increase in visitation at our Las Vegas Operations and our Macau Operations. Entertainment, retail and other revenues from Encore Boston Harbor were $6.2 million.

Operating expenses

The table below presents operating expenses (in thousands):

	Three Months Ended June 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$381,615	$131,138	$250,477	191.0
Rooms	50,552	30,367	20,185	66.5
Food and beverage	117,106	61,889	55,217	89.2
Entertainment, retail and other	80,922	16,873	64,049	379.6
General and administrative	197,545	152,081	45,464	29.9
Provision for credit losses	441	28,347	(27,906)	(98.4)
Pre-opening	2,495	2,186	309	14.1
Depreciation and amortization	183,307	179,266	4,041	2.3
Property charges and other	5,651	6,567	(916)	(13.9)
Total operating expenses	$1,019,634	$608,714	$410,920	67.5

Total operating expenses increased $410.9 million compared to the second quarter of 2020, primarily due to increased casino, room, food and beverage, entertainment, retail and other, and general and administrative expenses associated with increased levels of business as our properties recover from the effects of the COVID-19 pandemic, partially offset by decreased provision for credit losses. Operating expenses for the second quarter of 2020 excluded $75.7 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Casino expenses increased $107.5 million, $74.8 million, $22.1 million, and $46.1 million at Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively. These increases were primarily due to increased gaming tax expense commensurate with the increase in casino revenues at each property. Casino expenses for the second quarter of 2020 excluded expense of $7.9 million from Encore Boston Harbor and $12.8 million from our Las Vegas Operations related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Room expenses increased $14.5 million and $2.7 million at our Las Vegas Operations and Encore Boston Harbor, respectively. The increases were primarily a result of higher operating costs related to the increase in occupancy at our Las Vegas Operations and Encore Boston Harbor. Room expenses for the second quarter of 2020 excluded expense of $1.5 million from Encore Boston Harbor and $8.3 million from our Las Vegas Operations related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Food and beverage expenses increased $46.0 million and $4.4 million at our Las Vegas Operations and Encore Boston Harbor, respectively. The increases were primarily a result of higher operating costs related to the increase in food and beverage revenues at each property as well as higher nightlife entertainment costs at our Las Vegas Operations. Food and beverage expenses for the second quarter of 2020 excluded expense of $20.8 million from our Las Vegas Operations and $4.8 million from Encore Boston Harbor related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Entertainment, retail and other expenses increased primarily due to marketing expenses incurred by Wynn Interactive. Entertainment, retail and other expenses for the second quarter of 2020 excluded expense of $4.1 million from our Las Vegas Operations and $0.7 million from Encore Boston Harbor related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
General and administrative expenses increased primarily due to increases of $10.8 million and $5.1 million at Encore Boston Harbor and our Las Vegas Operations, respectively. These increases were primarily attributable to increased payroll, operating costs, and general and administrative expenses. In addition, corporate and other general and administrative expenses increased $27.3 million, primarily due to a credit of $27.7 million for the net proceeds of a derivative action settlement recognized during the three months ended June 30, 2020. General and administrative expenses for the second quarter of 2020 excluded expense of $10.2 million from our Las Vegas Operations and $4.4 million from Encore Boston Harbor related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Provision for credit losses decreased $14.8 million and $8.8 million at Wynn Palace and our Las Vegas Operations, respectively. The decreases were primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.
Our property charges and other expenses for the quarter ended June 30, 2021 consisted primarily of asset disposals, abandonments and retirements of $1.4 million, $1.2 million, and $1.0 million at our Las Vegas Operations, Wynn Macau, and Wynn Palace, respectively. Our property charges and other expenses for the quarter ended June 30, 2020 consisted primarily of asset disposals, abandonments and retirements of $3.6 million and $1.0 million at Encore Boston Harbor and Wynn Palace, respectively.
Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$150,424	$133,218	$17,206	12.9

Weighted average total debt balance	$12,105,755	$12,143,644
Weighted average interest rate	4.97%	4.38%

Interest costs increased primarily due to an increase in the weighted average interest rate.

Other non-operating income and expenses

We incurred a foreign currency remeasurement gain of $5.6 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a gain of $1.0 million and a loss of $3.3 million for the three months ended June 30, 2021 and 2020, respectively, from change in derivatives fair value.

Income taxes

We recorded an income tax expense of $0.7 million and $80.9 million for the three months ended June 30, 2021 and 2020, respectively. The 2021 income tax expense primarily related to an increase in valuation allowance for U.S. deferred tax assets and the Macau dividend tax agreement that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA. The 2020 income tax expense primarily related to the increase in the valuation allowances for U.S foreign tax credits and U.S. loss carryforwards.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $42.0 million and $97.3 million for the three months ended June 30, 2021 and 2020, respectively. These amounts are primarily related to the noncontrolling interests' share of net loss from WML.

Financial results for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Operating revenues

The following table presents our operating revenues (in thousands):

	Six Months Ended June 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$507,697	$268,231	$239,466	89.3
Wynn Macau	363,679	241,377	122,302	50.7
Total Macau Operations	871,376	509,608	361,768	71.0
Las Vegas Operations	533,782	388,710	145,072	37.3
Encore Boston Harbor	295,331	141,096	154,235	109.3
Corporate and other	26,306	—	26,306	NM
	$1,726,795	$1,039,414	$687,381	66.1
NM - Not meaningful.

The following table presents casino and non-casino operating revenues (in thousands):

	Six Months Ended June 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,118,964	$580,202	$538,762	92.9
Non-casino revenues:
Rooms	213,955	170,096	43,859	25.8
Food and beverage	217,651	173,421	44,230	25.5
Entertainment, retail and other	176,225	115,695	60,530	52.3
Total non-casino revenues	607,831	459,212	148,619	32.4
	$1,726,795	$1,039,414	$687,381	66.1

Casino revenues for the six months ended June 30, 2021 were 64.8% of operating revenues, compared to 55.8% for the same period of 2020. Non-casino revenues for the six months ended June 30, 2021 were 35.2% of operating revenues, compared to 44.2% for the same period of 2020.

Casino revenues

Casino revenues increased primarily due to increased table drop, table games win and slot machine win at our Las Vegas Operations and Encore Boston Harbor, respectively, and increased mass market table drop and table games win at our Macau Operations. Our Las Vegas Operations were closed to the public from March 17, 2020 until June 4, 2020. Encore Boston Harbor closed to the public on March 15, 2020, and remained closed through the second quarter. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Six Months Ended June 30,
	2021	2020	Increase/(Decrease)	Percent Change
Macau Operations (1):
Wynn Palace:
Total casino revenues	$397,976	$196,148	$201,828	102.9
VIP:
Average number of table games	99	95	4	4.2
VIP turnover	$4,011,563	$6,512,279	$(2,500,716)	(38.4)
VIP table games win	$168,026	$109,763	$58,263	53.1
VIP win as a % of turnover	4.19%	1.69%	2.50
Table games win per unit per day	$9,402	$6,865	$2,537	37.0
Mass market:
Average number of table games	225	201	24	11.9
Table drop	$1,315,012	$497,252	$817,760	164.5
Table games win	$295,196	$137,882	$157,314	114.1
Table games win %	22.4%	27.7%	(5.3)
Table games win per unit per day	$7,249	$4,075	$3,174	77.9
Average number of slot machines	707	596	111	18.6
Slot machine handle	$780,041	$464,129	$315,912	68.1
Slot machine win	$33,015	$20,800	$12,215	58.7
Slot machine win per unit per day	$258	$208	$50	24.0
Wynn Macau:
Total casino revenues	$281,346	$186,604	$94,742	50.8
VIP:
Average number of table games	87	86	1	1.2
VIP turnover	$3,294,294	$3,571,290	$(276,996)	(7.8)
VIP table games win	$98,022	$110,464	$(12,442)	(11.3)
VIP win as a % of turnover	2.98%	3.09%	(0.11)
Table games win per unit per day	$6,201	$7,623	$(1,422)	(18.7)
Mass market:
Average number of table games	240	208	32	15.4
Table drop	$1,261,290	$619,052	$642,238	103.7
Table games win	$234,104	$121,333	$112,771	92.9
Table games win %	18.6%	19.6%	(1.0)
Table games win per unit per day	$5,390	$3,472	$1,918	55.2
Average number of slot machines	588	529	59	11.2
Slot machine handle	$601,794	$428,549	$173,245	40.4
Slot machine win	$19,431	$15,921	$3,510	22.0
Slot machine win per unit per day	$183	$179	$4	2.2
Poker rake	$—	$2,083	$(2,083)	(100.0)

	Six Months Ended June 30,
	2021	2020	Increase/(Decrease)	Percent Change
Las Vegas Operations (2):
Total casino revenues	$192,678	$95,660	$97,018	101.4
Average number of table games	195	233	(38)	(16.3)
Table drop	$751,545	$505,806	$245,739	48.6
Table games win	$175,674	$100,584	$75,090	74.7
Table games win %	23.4%	19.9%	3.5
Table games win per unit per day	$4,979	$4,152	$827	19.9
Average number of slot machines	1,631	1,762	(131)	(7.4)
Slot machine handle	$1,906,409	$911,226	$995,183	109.2
Slot machine win	$129,379	$64,197	$65,182	101.5
Slot machine win per unit per day	$438	$350	$88	25.1
Poker rake	$5,794	$2,175	$3,619	166.4
Encore Boston Harbor (3):
Total casino revenues	$246,964	$101,790	$145,174	142.6
Average number of table games	197	160	37	23.1
Table drop	$540,632	$275,631	$265,001	96.1
Table games win	$114,251	$57,286	$56,965	99.4
Table games win %	21.1%	20.8%	0.3
Table games win per unit per day	$3,201	$4,826	$(1,625)	(33.7)
Average number of slot machines	2,031	2,837	(806)	(28.4)
Slot machine handle	$2,007,973	$767,739	$1,240,234	161.5
Slot machine win	$164,380	$59,448	$104,932	176.5
Slot machine win per unit per day	$447	$283	$164	58.0
Poker rake	$—	$5,105	$(5,105)	(100.0)
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

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Six Months Ended June 30,
	2021	2020	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$37,895	$22,141	$15,754	71.2
Occupancy	65.6%	23.5%	42.1
ADR	$179	$298	$(119)	(39.9)
REVPAR	$118	$70	$48	68.6
Wynn Macau:
Total room revenues (dollars in thousands)	$28,129	$18,542	$9,587	51.7
Occupancy	64.4%	28.4%	36.0
ADR	$219	$324	$(105)	(32.4)
REVPAR	$141	$92	$49	53.3
Las Vegas Operations (1):
Total room revenues (dollars in thousands)	$133,546	$118,458	$15,088	12.7
Occupancy	52.9%	70.6%	(17.7)
ADR	$332	$350	$(18)	(5.1)
REVPAR	$176	$247	$(71)	(28.7)
Encore Boston Harbor (2) (3):
Total room revenues (dollars in thousands)	$14,385	$10,955	$3,430	31.3
Occupancy	81.1%	75.8%	5.3
ADR	$294	$292	$2	0.7
REVPAR	$238	$222	$16	7.2
(1) Wynn Las Vegas closed on March 17, 2020 and reopened on June 4, 2020.
(2) Encore Boston Harbor closed on March 15, 2020 and reopened on July 10, 2020.
(3) Encore Boston Harbor room statistics have been computed based on 89 days of operation in six months ended June 30, 2021 and 74 days of operation in six months ended June 30, 2020, representing the number of nights hotel rooms were offered for sale to the public.

Room revenues increased $43.9 million, primarily due to higher occupancy at our Macau Operations and the closure of our Las Vegas Operations from March 17, 2020 until June 4, 2020, resulting from the adverse effects of the COVID-19 pandemic.

Food and beverage revenues increased $44.2 million, primarily due to increased covers at our restaurants and an increase in nightlife offerings at our Las Vegas Operations as a result of ongoing recovery from the effects of COVID-19.

Entertainment, retail and other revenues increased $60.5 million, primarily due to an increase in visitation to our Macau Operations as a result of ongoing recovery from the effects of COVID-19.

Operating expenses

The table below presents operating expenses (in thousands):

	Six Months Ended June 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$733,581	$573,828	$159,753	27.8
Rooms	84,087	103,847	(19,760)	(19.0)
Food and beverage	191,054	237,799	(46,745)	(19.7)
Entertainment, retail and other	154,381	62,453	91,928	147.2
General and administrative	377,319	386,409	(9,090)	(2.4)
Provision for credit losses	7,808	48,960	(41,152)	(84.1)
Pre-opening	4,122	4,737	(615)	(13.0)
Depreciation and amortization	368,428	358,012	10,416	2.9
Property charges and other	11,268	33,796	(22,528)	(66.7)
Total operating expenses	$1,932,048	$1,809,841	$122,207	6.8

Total operating expenses increased $122.2 million compared to the six months ended June 30, 2020, primarily due to increased casino and entertainment, retail and other expenses, partially offset by decreased room, food and beverage, provision for credit losses, and property charges and other expenses.

Casino expenses increased $87.5 million, $44.9 million, and $30.0 million at Wynn Palace, Wynn Macau, and Encore Boston Harbor, respectively, and decreased $2.6 million at our Las Vegas Operations. These increases were primarily due to increased gaming tax expense commensurate with the increase in casino revenues at each property, partially offset by lower payroll and operating costs at our Las Vegas Operations.

Room expenses decreased $15.1 million and $4.0 million at our Las Vegas Operations and Encore Boston Harbor, respectively. The decreases were primarily a result of lower payroll and operating costs.

Food and beverage expenses decreased $29.1 million and $14.4 million at our Las Vegas Operations and Encore Boston Harbor, respectively. The decreases were primarily a result of lower payroll and operating costs.

Entertainment, retail and other expenses increased primarily due to marketing expenses incurred by Wynn Interactive. The increase was partially offset by a decrease in entertainment, retail and other expenses of $22.5 million at our Las Vegas Operations primarily as a result of lower operating costs.

General and administrative expenses decreased primarily due to decreases of $8.3 million, $4.4 million, and $22.2 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. These decreases were primarily attributable to decreased payroll, operating costs, and general and administrative expenses as a result of the COVID-19 pandemic. These decreases were partially offset by an increase in corporate and other general and administrative expenses of $24.1 million, primarily due to a credit of $27.7 million for the net proceeds of a derivative action settlement recognized during the three months ended June 30, 2020.

The provision for credit losses decreased $20.4 million, $15.2 million, and $3.5 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The decreases were primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.

For the six months ended June 30, 2021, pre-opening expenses totaled $4.1 million, which primarily related to restaurant remodels at our Las Vegas Operations. For the six months ended June 30, 2020, pre-opening expenses totaled $4.7 million, which primarily related to restaurant remodels at our Las Vegas Operations and the meeting and convention expansion at Wynn Las Vegas, which opened in February 2020.

Depreciation and amortization increased primarily due to increased depreciation and amortization expense incurred at Corporate and other and an increase in depreciation expense of $4.5 million at Encore Boston Harbor associated with equipment placed in service during the six months ended June 30, 2021.

Our property charges and other expenses for the six months ended June 30, 2021 consisted primarily of asset abandonments of $3.5 million and $3.2 million at our Las Vegas Operations and Wynn Palace, respectively. Our property charges and other expenses for the six months ended June 30, 2020 consisted primarily of asset disposals, abandonments and retirements of $23.3 million and $3.9 million at Wynn Palace and Encore Boston Harbor, respectively.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$303,276	$263,297	$39,979	15.2
Capitalized interest	—	(1,252)	(1,252)	(100.0)
	$303,276	$262,045	$41,231	15.7

Weighted average total debt balance	$12,365,615	$11,496,999
Weighted average interest rate	4.90%	4.57%

Interest costs increased primarily due to an increase in the weighted average debt balance and the weighted average interest rate. Capitalized interest decreased due to the completion of the meeting and convention expansion in February 2020.

Other non-operating income and expenses

We incurred a foreign currency remeasurement loss of $5.5 million and a gain of $12.6 million for the six months ended June 30, 2021 and 2020, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.
We recorded a gain of $5.4 million and a loss of $19.0 million for the six months ended June 30, 2021 and 2020, respectively, from change in derivatives fair value.

We recorded a $1.3 million loss on extinguishment of debt for the six months ended June 30, 2021 related to the partial prepayment of the Wynn Macau Term Loan. We recorded a $1.5 million loss on extinguishment of debt for the six months ended June 30, 2020 primarily related to the partial prepayment of the Wynn Macau Term Loan.

Income taxes

We recorded an income tax expense of $1.2 million and $156.7 million for the six months ended June 30, 2021 and 2020, respectively. The 2021 income tax expense primarily related to an increase in valuation allowance for U.S. deferred tax assets and the Macau dividend tax agreement that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA. The 2020 income tax expense primarily related to the increase in the valuation allowances for U.S foreign tax credits and U.S. loss carryforwards.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $97.2 million and $145.5 million for the six months ended June 30, 2021 and 2020, respectively. These amounts are primarily related to the noncontrolling interests' share of net loss from WML.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Increase/ (Decrease)	Percent Change	2021	2020	Increase/ (Decrease)	Percent Change
Wynn Palace	$53,555	$(110,908)	$164,463	NM	$80,924	$(100,732)	$181,656	NM
Wynn Macau	14,086	(82,646)	96,732	NM	30,642	(63,438)	94,080	NM
Las Vegas Operations	133,222	(75,564)	208,786	NM	161,303	(97,641)	258,944	NM
Encore Boston Harbor	46,916	(53,779)	100,695	NM	77,279	(66,415)	143,694	NM
Corporate and other	(40,899)	—	(40,899)	NM	(84,368)	—	(84,368)	NM
NM - Not meaningful.

Adjusted Property EBITDA at Wynn Palace increased $164.5 million and $181.7 million for the three and six months ended June 30, 2021, respectively, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses.
Adjusted Property EBITDA at Wynn Macau increased $96.7 million and $94.1 million for the three and six months ended June 30, 2021, respectively, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses.
Adjusted Property EBITDA at our Las Vegas Operations increased $208.8 million for the three months ended June 30, 2021, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses. Adjusted Property EBITDA at our Las Vegas Operations increased $258.9 million for the six months ended June 30, 2021, primarily due to an increase in operating revenues and a decrease in operating expenses. Our Las Vegas Operations closed to the public on March 17, 2020, and reopened on June 4, 2020 on a reduced basis. Adjusted Property EBITDA for our Las Vegas Operations for the second quarter of 2020 excluded the impact of $56.4 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.

Adjusted Property EBITDA at Encore Boston Harbor increased $100.7 million and $143.7 million for the three and six months ended June 30, 2021, respectively, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses. Encore Boston Harbor closed to the public on March 15, 2020, and remained closed through the second quarter of 2020. Adjusted Property EBITDA for Encore Boston Harbor for the second quarter of 2020 excluded the impact of $19.3 million of expense related to our commitment to pay salary, tips, and benefits continuation for all of our U.S. employees for the period from April 1 through May 15, 2020, which we accrued during the first quarter of 2020.
Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Six Months Ended June 30,
Cash Flows - Summary	2021	2020
Cash flows from operating activities	$(226,807)	$(607,987)

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(110,045)	(191,682)
Purchase of intangible and other assets	(15,741)	—
Proceeds from sale of assets and other	3,502	3,733
Net cash used in investing activities	(122,284)	(187,949)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	50,058	2,894,134
Repayments of long-term debt	(1,205,099)	(527,535)
Proceeds from issuance of Wynn Resorts, Limited common stock	841,896	—
Repurchase of common stock	(4,563)	(8,437)
Finance lease payments	(7,784)	(74)
Proceeds from exercise of stock options	—	70
Dividends paid	(388)	(108,074)
Distribution to noncontrolling interest	(6,479)	(998)
Proceeds from issuance of subsidiary common stock	4,662	—
Payments for financing costs	(2,152)	(13,196)
Net cash (used in) provided by financing activities	(329,849)	2,235,890

Effect of exchange rate on cash, cash equivalents and restricted cash	1,641	4,341
(Decrease) increase in cash, cash equivalents and restricted cash	$(677,299)	$1,444,295

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

During the six months ended June 30, 2021, the decrease in net cash used in operating activities was primarily due to increased operating revenues, partially offset by an increase in operating expenses and changes in working capital accounts. During the six months ended June 30, 2020, the decrease in net cash provided by operations was primarily due to the adverse effects of the COVID-19 pandemic on the results of our operations.

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

During the six months ended June 30, 2021, we incurred capital expenditures of $54.6 million at our Las Vegas Operations primarily related to the Wynn Las Vegas room remodel, and $17.9 million at Encore Boston Harbor, $13.6 million at Wynn Palace, and $9.8 million at Wynn Macau primarily related to maintenance capital expenditures.

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

Financing Activities

During the six months ended June 30, 2021, we received proceeds of $841.9 million from our February 2021 equity offering and used $716.0 million of the proceeds from the equity offering to repay the outstanding borrowings under the WRF Revolver. In addition, we borrowed $50.1 million under the Wynn Macau Revolver, paid $464.7 million of outstanding principal owed under the Wynn Macau Term Loan, and made quarterly amortization payments under the WRF Term Loan totaling $25.0 million.

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

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity under the Company as of June 30, 2021 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Resorts (Macau) S.A. and subsidiaries	$253,025	$293,211
Wynn Macau, Limited and subsidiaries (1)	1,469,212	—
Wynn Resorts Finance, LLC (2)	272,277	834,195
Wynn Resorts, Limited and other	808,202	—
Total	$2,802,716	$1,127,406
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

The Wynn Macau Credit Facilities contain customary negative and financial covenants, including, but not limited to, leverage ratio and interest coverage ratio tests (as defined in the Wynn Macau Credit Facilities) that could restrict its ability to make distributions to WML and incur additional indebtedness. Wynn Macau SA is required to maintain a leverage ratio of not greater than 4.00 to 1 and an interest coverage ratio of not less than 2.00 to 1. Wynn Macau SA complied with these ratios for the three months ended June 30, 2021.

In January 2021, Wynn Macau SA prepaid approximately $412.5 million of the term loan outstanding under the Wynn Macau Credit Facilities using proceeds from WML senior notes issuances.

In August 2021, a subsidiary of WML received lender commitments for a senior unsecured revolving credit facility in an aggregate principal amount of up to $1.50 billion with a final maturity four years from inception. The Company expects to enter into the facility during the third quarter of 2021, and to use a portion of the net proceeds from borrowings under the new facility to facilitate the repayment of the outstanding $1.26 billion of borrowings under the existing Wynn Macau Credit Facilities at closing.

The Company is currently designing the second phase of Wynn Palace. We do not expect to incur significant capital expenditures related to the construction of this project in 2021.

Wynn Macau, Limited and subsidiaries. Wynn Macau, Limited ("WML") primarily generates cash through distributions from Wynn Macau SA. We expect to use WML's cash to service our existing WML Senior Notes, pay dividends to shareholders of WML (of which we own approximately 72%), and fund working capital requirements at WML.

WML paid no dividends during 2020 or the six months ended June 30, 2021. The WML board of directors will be continuously monitoring the situation and market conditions in Macau and Greater China and may consider a special dividend in the future when such conditions have stabilized.

If our portion of our cash and cash equivalents were repatriated to the U.S. on June 30, 2021, it would be subject to minimal U.S. taxes in the year of repatriation.

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

Wynn Las Vegas is currently undergoing its planned room remodel, which we temporarily postponed during 2020. We expect to incur between $150 million and $170 million of remaining project costs related to this remodel, which we expect to complete during the first quarter of 2022.

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

On May 10, 2021, Wynn Interactive entered into a business combination agreement (the "Business Combination Agreement") with Austerlitz Acquisition Corporation I, a Cayman Islands exempted company ("Austerlitz I"), and Wave Merger Sub Limited, an exempted company limited by shares incorporated in Bermuda and a direct, wholly owned subsidiary of Austerlitz I ("Merger Sub"). The Business Combination Agreement provides for, among other things, the consummation of the following transactions: (i) Austerlitz I will transfer by way of continuation from the Cayman Islands to Bermuda and change its name to "Wynn Interactive, Limited"; and (ii) Merger Sub will merge with and into Wynn Interactive (the "Merger"), with Wynn Interactive being the surviving company of the Merger and direct, wholly owned subsidiary of Austerlitz I. Upon closing of the transaction, assuming no share redemptions by the public stockholders of Austerlitz I, the Company is expected to retain approximately 58% equity interest (and approximately 72% voting interest) in Wynn Interactive. We expect the assets of the combined business to include approximately $634.0 million of net cash currently held by Austerlitz I. The proposed business combination is expected to close by the end of 2021, subject to approval by Austerlitz I's stockholders, gaming regulatory approval and other customary closing conditions.

Other Factors Affecting Liquidity

We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Note 15, "Commitments and Contingencies."

Our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of June 30, 2021, we had $800.1 million in repurchase authority remaining under the program. We did not repurchase shares under the repurchase program during the six months ended June 30, 2021.

We have in the past repurchased, and in the future, we may periodically consider repurchasing our outstanding notes for cash. The amount of any notes to be repurchased, as well as the timing of any repurchases, will be based on business, market and other conditions and factors, including price, contractual requirements or consents, and capital availability.

New business developments or other unforeseen events, including related to COVID-19, may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in domestic and international markets. There can be no assurances regarding the business prospects with respect to any other opportunity. Any new development may require us to obtain additional financing. We may decide to conduct any such development through Wynn Resorts, Limited or through subsidiaries separate from the Las Vegas, Boston or Macau-related entities.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for an interest rate collar associated with our Retail Term Loan. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of June 30, 2021, we had outstanding letters of credit totaling $15.8 million.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these policies for the six months ended June 30, 2021.

Recently Adopted Accounting Standards and Accounting Standards Issued But Not Yet Adopted

See related disclosure in Note 2, "Basis of Presentation and Significant Accounting Policies."

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
•our ability to maintain our gaming licenses and concessions, including the renewal or extension of the concession in Macau that expires on June 26, 2022;
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

Interest Rate Sensitivity

As of June 30, 2021, approximately 77% of our long-term debt was based on fixed rates. Based on our borrowings as of June 30, 2021, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $22.3 million.

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

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of our Wynn Macau, Limited debt is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of June 30, 2021, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $39.8 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to those risk factors during the six months ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases in satisfaction of tax withholding obligations on vested restricted stock during the quarter ended June 30, 2021:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
April 30, 2021	369	$127.81	$47,160
May 31, 2021	459	$127.78	$58,651
June 30, 2021	768	$132.06	$101,426

None of the foregoing repurchases that occurred during the three months ended June 30, 2021 were part of the Company's publicly announced repurchase program. As of June 30, 2021, we had $800.1 million in repurchase authority under the program.

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
10.1
Fourth Amended and Restated Employment Agreement dated as of May 24, 2021, by and between Wynn Resorts, Limited and Craig S. Billings. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 28, 2021.)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 19 U.S.C. Section 1350.
101	The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020; (iv) the Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the three and six months ended June 30, 2021 and 2020; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: August 6, 2021	By:	/s/ Craig S. Billings
Craig S. Billings
Chief Financial Officer
(Principal Financial and Accounting Officer)