Form 10-Q
period 2021-09-30
WYNN RESORTS LTD
filed 2021-11-09
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2021
Common stock, par value $0.01	115,657,896

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,475,757	$3,482,032
Restricted cash	3,618	—
Accounts receivable, net of allowance for credit losses of $94,309 and $100,329	221,933	200,158
Inventories	64,043	66,285
Prepaid expenses and other	90,535	64,672
Total current assets	2,855,886	3,813,147
Property and equipment, net	8,859,157	9,196,644
Restricted cash	3,779	4,352
Goodwill and intangible assets, net	286,124	278,195
Operating lease assets	378,344	398,594
Other assets	224,405	178,615
Total assets	$12,607,695	$13,869,547
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$154,663	$148,478
Customer deposits	466,004	646,856
Gaming taxes payable	51,908	66,346
Accrued compensation and benefits	180,504	126,846
Accrued interest	143,341	136,421
Current portion of long-term debt	50,000	596,408
Other accrued liabilities	240,172	159,533
Total current liabilities	1,286,592	1,880,888
Long-term debt	11,693,785	12,469,362
Long-term operating lease liabilities	117,156	123,124
Other long-term liabilities	102,751	133,490
Total liabilities	13,200,284	14,606,864
Commitments and contingencies (Note 15)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 131,361,484 and 123,482,836 shares issued; 115,658,818 and 107,888,336 shares outstanding, respectively	1,314	1,235
Treasury stock, at cost; 15,702,666 and 15,594,500 shares, respectively	(1,433,535)	(1,422,531)
Additional paid-in capital	3,485,759	2,598,115
Accumulated other comprehensive income	4,119	3,604
Accumulated deficit	(2,110,895)	(1,532,420)
Total Wynn Resorts, Limited stockholders' deficit	(53,238)	(351,997)
Noncontrolling interests	(539,351)	(385,320)
Total stockholders' deficit	(592,589)	(737,317)
Total liabilities and stockholders' deficit	$12,607,695	$13,869,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues:
Casino	$496,264	$201,872	$1,615,228	$782,074
Rooms	173,817	61,144	387,772	231,240
Food and beverage	217,501	76,586	435,152	250,007
Entertainment, retail and other	107,062	30,850	283,287	146,545
Total operating revenues	994,644	370,452	2,721,439	1,409,866
Operating expenses:
Casino	315,316	160,861	1,048,897	734,689
Rooms	52,100	35,940	136,187	139,787
Food and beverage	163,655	76,536	354,709	314,335
Entertainment, retail and other	156,490	13,370	310,871	75,823
General and administrative	197,350	160,896	574,669	547,305
Provision for credit losses	(347)	11,588	7,461	60,548
Pre-opening	1,333	877	5,455	5,614
Depreciation and amortization	177,110	183,486	545,538	541,498
Property charges and other	15,301	9,905	26,569	43,701
Total operating expenses	1,078,308	653,459	3,010,356	2,463,300
Operating loss	(83,664)	(283,007)	(288,917)	(1,053,434)
Other income (expense):
Interest income	507	2,033	2,131	13,969
Interest expense, net of amounts capitalized	(150,325)	(145,142)	(453,601)	(407,187)
Change in derivatives fair value	1,176	4,675	6,557	(14,279)
Loss on extinguishment of debt	(738)	(3,139)	(2,060)	(4,601)
Other	(11,784)	412	(17,324)	12,980
Other income (expense), net	(161,164)	(141,161)	(464,297)	(399,118)
Loss before income taxes	(244,828)	(424,168)	(753,214)	(1,452,552)
Provision for income taxes	(1,155)	(407,365)	(2,345)	(564,103)
Net loss	(245,983)	(831,533)	(755,559)	(2,016,655)
Less: net loss attributable to noncontrolling interests	79,734	73,391	176,963	218,912
Net loss attributable to Wynn Resorts, Limited	$(166,249)	$(758,142)	$(578,596)	$(1,797,743)
Basic and diluted net loss per common share:
Net loss attributable to Wynn Resorts, Limited:
Basic	$(1.45)	$(7.10)	$(5.10)	$(16.85)
Diluted	$(1.45)	$(7.10)	$(5.10)	$(16.85)
Weighted average common shares outstanding:
Basic	114,655	106,783	113,420	106,720
Diluted	114,655	106,783	113,420	106,720
Dividends declared per common share	$—	$—	$—	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(245,983)	$(831,533)	$(755,559)	$(2,016,655)
Other comprehensive (loss) income:
Foreign currency translation adjustments, before and after tax	(2,863)	14	879	1,082
Total comprehensive loss	(248,846)	(831,519)	(754,680)	(2,015,573)
Less: comprehensive loss attributable to noncontrolling interests	80,423	73,387	176,599	218,611
Comprehensive loss attributable to Wynn Resorts, Limited	$(168,423)	$(758,132)	$(578,081)	$(1,796,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30, 2021
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' deficit
Balances, July 1, 2021	115,683,983	$1,313	$(1,427,094)	$3,466,908	$6,293	$(1,944,668)	$102,752	$(456,591)	$(353,839)
Net loss	—	—	—	—	—	(166,249)	(166,249)	(79,734)	(245,983)
Currency translation adjustment	—	—	—	—	(2,174)	—	(2,174)	(689)	(2,863)
Issuance of restricted stock	48,435	1	—	(1)	—	—	—	—	—
Cancellation of restricted stock	(5,224)	—	—	—	—	22	22	4	26
Shares repurchased by the Company and held as treasury shares	(68,376)	—	(6,441)	—	—	—	(6,441)	—	(6,441)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(5,364)	(5,364)
Stock-based compensation	—	—	—	18,852	—	—	18,852	3,023	21,875
Balances, September 30, 2021	115,658,818	$1,314	$(1,433,535)	$3,485,759	$4,119	$(2,110,895)	$(53,238)	$(539,351)	$(592,589)

	For the Three Months Ended September 30, 2020
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total Wynn Resorts, Ltd. stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' equity (deficit)
Balances, July 1, 2020	107,869,865	$1,234	$(1,419,435)	$2,543,718	$(908)	$(505,090)	$619,519	$(345,321)	$274,198
Net loss	—	—	—	—	—	(758,142)	(758,142)	(73,391)	(831,533)
Currency translation adjustment	—	—	—	—	10	—	10	4	14
Issuance of restricted stock	182,087	2	—	(3)	—	—	(1)	—	(1)
Cancellation of restricted stock	(164,633)	(2)	—	2	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(15,021)	—	(1,100)	—	—	—	(1,100)	—	(1,100)
Cash dividends declared	—	—	—	—	—	285	285	15	300
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(998)	(998)
Stock-based compensation	—	—	—	10,726	—	—	10,726	1,763	12,489
Balances, September 30, 2020	107,872,298	$1,234	$(1,420,535)	$2,554,443	$(898)	$(1,262,947)	$(128,703)	$(417,928)	$(546,631)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)
(in thousands, except share data)
(unaudited)

	For the Nine Months Ended September 30, 2021
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2021	107,888,336	$1,235	$(1,422,531)	$2,598,115	$3,604	$(1,532,420)	$(351,997)	$(385,320)	$(737,317)
Net loss	—	—	—	—	—	(578,596)	(578,596)	(176,963)	(755,559)
Currency translation adjustment	—	—	—	—	515	—	515	364	879
Issuance of common stock, net of $17.7 million underwriter discounts, commissions and other expenses	7,475,000	75	—	841,821	—	—	841,896	—	841,896
Issuance of restricted stock	428,406	4	—	5,898	—	—	5,902	370	6,272
Cancellation of restricted stock	(24,758)	—	—	—	—	121	121	19	140
Shares repurchased by the Company and held as treasury shares	(108,166)	—	(11,004)	—	—	—	(11,004)	—	(11,004)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(11,843)	(11,843)
Subsidiary equity issuance	—	—	—	(20,211)	—	—	(20,211)	25,371	5,160
Stock-based compensation	—	—	—	60,136	—	—	60,136	8,651	68,787
Balances, September 30, 2021	115,658,818	$1,314	$(1,433,535)	$3,485,759	$4,119	$(2,110,895)	$(53,238)	$(539,351)	$(592,589)

	For the Nine Months Ended September 30, 2020
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total Wynn Resorts, Ltd. stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' equity (deficit)
Balances, January 1, 2020	107,363,943	$1,228	$(1,410,998)	$2,512,676	$(1,679)	$641,818	$1,743,045	$(201,573)	$1,541,472
Net loss	—	—	—	—	—	(1,797,743)	(1,797,743)	(218,912)	(2,016,655)
Currency translation adjustment	—	—	—	—	781	—	781	301	1,082
Issuance of restricted stock	843,102	8	—	6,700	—	—	6,708	818	7,526
Cancellation of restricted stock	(237,680)	(2)	—	2	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(97,067)	—	(9,537)	—	—	—	(9,537)	141	(9,396)
Cash dividends declared	—	—	—	—	—	(107,022)	(107,022)	45	(106,977)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,996)	(1,996)
Stock-based compensation	—	—	—	35,065	—	—	35,065	3,248	38,313
Balances, September 30, 2020	107,872,298	$1,234	$(1,420,535)	$2,554,443	$(898)	$(1,262,947)	$(128,703)	$(417,928)	$(546,631)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(755,559)	$(2,016,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	545,538	541,498
Deferred income taxes	(527)	562,262
Stock-based compensation expense	75,033	40,501
Amortization of debt issuance costs	19,891	21,770
Loss on extinguishment of debt	2,060	4,601
Provision for credit losses	7,461	60,548
Change in derivatives fair value	(6,557)	14,279
Property charges and other	43,893	30,721
Increase (decrease) in cash from changes in:
Receivables, net	(29,729)	105,879
Inventories, prepaid expenses and other	(38,377)	15,923
Customer deposits	(178,959)	45,852
Accounts payable and accrued expenses	99,000	(208,258)
Net cash used in operating activities	(216,832)	(781,079)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(213,088)	(261,093)
Purchase of intangible and other assets	(19,741)	—
Proceeds from sale of assets and other	3,689	3,733
Net cash used in investing activities	(229,140)	(257,360)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,141,026	3,919,377
Repayments of long-term debt	(2,477,690)	(1,540,609)
Proceeds from issuance of Wynn Resorts, Limited common stock	841,896	—
Repurchase of common stock	(11,004)	(9,537)
Finance lease payments	(11,709)	(2,194)
Proceeds from exercise of stock options	—	70
Dividends paid	(932)	(108,282)
Distribution to noncontrolling interest	(11,843)	(1,996)
Proceeds from issuance of subsidiary common stock	4,662	—
Payments for debt financing costs	(29,975)	(20,350)
Net cash (used in) provided by financing activities	(555,569)	2,236,479
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,689)	3,412
Cash, cash equivalents and restricted cash:
(Decrease) increase in cash, cash equivalents and restricted cash	(1,003,230)	1,201,452
Balance, beginning of period	3,486,384	2,358,292
Balance, end of period	$2,483,154	$3,559,744

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$426,462	$313,696
Liability settled with shares of common stock	$6,272	$6,720
Accounts and construction payables related to property and equipment	$70,844	$85,585
Other liabilities related to intangible assets	$12,335	$12,880
Finance lease liabilities arising from obtaining finance lease assets	$7,423	$42,432
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

Recent Developments Related to COVID-19

Since the outbreak of COVID-19 in early 2020, steps have been taken by various countries, including those in which the Company operates, to advise citizens to avoid non-essential travel, to restrict inbound international travel, to implement closures of non-essential operations, and to implement quarantines and lockdowns to contain the spread of the virus. As part of the immediate response to the initial outbreak of COVID-19, each of the Company's properties was subject to partial or full closure for varying lengths of time during 2020, and each has since reopened. Several vaccines have been granted authorization in numerous countries and are being rolled out to citizens based on availability and priority of need. There can be no assurance as to when a sufficient number of individuals will be vaccinated, or when travel restrictions may be fully lifted thereafter.

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Beginning in June 2020, certain restrictions and conditions have eased to allow for some visitation to Macau as certain regions recover from the COVID-19 pandemic. Quarantine-free travel, subject to COVID-19 safeguards such as testing and the usual visa requirements, has been reintroduced between Macau and most areas and cities within the PRC, and in September 2020, PRC authorities fully resumed the IVS exit visa program, which permits individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes. Given the evolving conditions created by and in response to the COVID-19 pandemic, measures that have been lifted may be reintroduced if there are adverse developments in the COVID-19 situation in Macau and other regions with access to Macau, and the Company is currently unable to determine when protective measures and the suspension of certain offerings in effect at our Macau Operations will be lifted. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

Las Vegas Operations and Encore Boston Harbor

In response to the COVID-19 outbreak, the Company’s Las Vegas Operations and Encore Boston Harbor each implemented certain COVID-19 specific protective measures, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings. Over the course of the nine months ended September 30, 2021, the Company's Las Vegas Operations and Encore Boston Harbor have each incrementally resumed full operations, including reopening gaming areas to 100% of capacity and restoring seven-day-per-week hotel operations, as permitted by governmental authorities and in response to increased customer demand. Given the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
evolving conditions created by and in response to the COVID-19 pandemic, measures that have been lifted may be reintroduced if there are adverse developments in the COVID-19 situation, and management cannot reasonably estimate the impact of such developments to the Company's future results of operations, cash flows, or financial condition.

Liquidity

As of September 30, 2021, the Company had total cash and cash equivalents, excluding restricted cash, of $2.48 billion, and had access to $834.2 million of available borrowing capacity from the WRF Revolving Facility and $413.1 million of available borrowing capacity from the WM Cayman II Revolver (as defined and discussed further in Note 7, "Long-Term Debt"). The Company has suspended its dividend program. Given the Company's liquidity position as of September 30, 2021, the Company believes it is able to support continuing operations and respond to the current COVID-19 pandemic challenges.

Macau Gaming Concession

The term of the Company's concession agreement with the Macau government ends on June 26, 2022. If the term of this concession agreement is not extended or renewed or is not replaced by a new gaming concession, all of the Company's gaming operations and related equipment in Macau will be automatically transferred to the Macau government without compensation on that date and the Company will cease to generate gaming revenues from its Macau Operations. In addition, under the indentures governing the Company's $4.7 billion aggregate principal amount of WML Senior Notes and the facility agreement governing the WM Cayman II Revolver, upon the occurrence of any event after which the Company does not own or manage casino or gaming areas or operate casino games of fortune and chance in Macau in substantially the same manner as of the issue date of the respective senior notes or the date of the facility agreement, for a period of 10 consecutive days or more in the case of the WML Senior Notes or a period of 30 consecutive days or more in the case of the WM Cayman II Revolver, and such event has a material adverse effect on the financial condition, business, properties or results of operations of WML and its subsidiaries, taken as a whole, holders of the WML Senior Notes can require the Company to repurchase all or any part of the WML Senior Notes at par, plus any accrued and unpaid interest (the "Special Put Option"), and any amounts owed under the WM Cayman II Revolver may become immediately due and payable (the "Property Mandatory Prepayment Event").

The Company is monitoring developments with respect to the Macau government's concession renewal or extension process, and at this time believes that its concession will be renewed or extended beyond June 26, 2022. The failure to extend or renew the Company's concession or obtain a new concession and the resulting ability of the WML Senior Note holders to exercise the Special Put Option and triggering of the Property Mandatory Prepayment Event would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Business Combination Agreement

On May 10, 2021, Wynn Interactive entered into a business combination agreement (the "Business Combination Agreement") with Austerlitz Acquisition Corporation I, a Cayman Islands exempted company ("Austerlitz I"), and Wave Merger Sub Limited, an exempted company limited by shares incorporated in Bermuda and a direct, wholly owned subsidiary of Austerlitz I ("Merger Sub"). The Business Combination Agreement provides for, among other things, the consummation of the following transactions: (i) Austerlitz I will transfer by way of continuation from the Cayman Islands to Bermuda and change its name to "Wynn Interactive, Limited"; and (ii) Merger Sub will merge with and into Wynn Interactive (the "Merger"), with Wynn Interactive being the surviving company of the Merger and direct, wholly owned subsidiary of Austerlitz I. Upon closing of the transaction, assuming no share redemptions by the public stockholders of Austerlitz I, the Company is expected to retain an approximately 58% equity interest (and approximately 72% voting interest) in Wynn Interactive. Closing of the proposed business combination is subject to approval by Austerlitz I's stockholders, gaming regulatory approval and other customary closing conditions.

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $188.7 million and $66.1 million for the three months ended September 30, 2021 and 2020, respectively, and $637.9 million and $332.5 million for the nine months ended September 30, 2021 and 2020, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash (1)	$2,054,901	$2,501,452
Cash equivalents (2)	420,856	980,580
Total cash and cash equivalents	2,475,757	3,482,032
Restricted cash (3)	7,397	4,352
Total cash, cash equivalents and restricted cash	$2,483,154	$3,486,384
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan.

Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Casino	$217,788	$207,823
Hotel	23,593	7,075
Other	74,861	85,589
	316,242	300,487
Less: allowance for credit losses	(94,309)	(100,329)
	$221,933	$200,158

As of September 30, 2021 and December 31, 2020, approximately 72.8% and 77.3%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 42.2% and 47.2% of gross casino receivables as of September 30, 2021 and December 31, 2020, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the period (in thousands):

	September 30, 2021	September 30, 2020
Balance at beginning of year	$100,329	$39,317
Provision for credit losses	7,461	60,548
Write-offs	(14,022)	(1,233)
Recoveries of receivables previously written off	736	228
Effect of exchange rate	(195)	129
Balance at end of period	$94,309	$98,989

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Buildings and improvements	$9,794,863	$9,758,846
Land and improvements	1,277,046	1,265,510
Furniture, fixtures and equipment	3,099,055	3,093,481
Airplanes	110,623	110,623
Construction in progress	194,912	136,390
	14,476,499	14,364,850
Less: accumulated depreciation	(5,617,342)	(5,168,206)
	$8,859,157	$9,196,644

As of September 30, 2021 and December 31, 2020, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties, including the Wynn Las Vegas room remodel.

Depreciation expense for the three months ended September 30, 2021 and 2020 was $169.7 million and $177.3 million, respectively, and depreciation expense for the nine months ended September 30, 2021 and 2020 was $523.6 million and $522.4 million, respectively.

Note 6 -    Goodwill

The following table shows the movement in the Company's goodwill balance that occurred during the nine-month period (in thousands):

Balance as of January 1, 2021	$144,094
Foreign currency translation	(4,167)
Balance as of September 30, 2021	$139,927

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 7 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Macau Related:
Wynn Macau Credit Facilities (1):
Wynn Macau Term Loan, due 2022	$—	$1,268,106
Wynn Macau Revolver, due 2022	—	407,443
WM Cayman II Revolver, due 2025 (2)	1,089,143	—
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000

U.S. and Corporate Related:
WRF Credit Facilities (3):
WRF Term Loan, due 2024	900,000	937,500
WRF Revolver, due 2024	—	716,000
WLV 4 1/4% Senior Notes, due 2023	500,000	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 7 3/4% Senior Notes, due 2025	600,000	600,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
Retail Term Loan, due 2025 (4)	615,000	615,000
	11,814,143	13,154,049
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(70,358)	(88,279)
	11,743,785	13,065,770
Less: Current portion of long-term debt	(50,000)	(596,408)
Total long-term debt, net of current portion	$11,693,785	$12,469,362
(1) In September 2021, the Company prepaid the aggregate amount of $1.26 billion of borrowings outstanding under Wynn Macau Credit Facilities.
(2) The borrowings under the WM Cayman II Revolver bear interest at LIBOR or HIBOR plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $226.5 million and $862.6 million of the WM Cayman II Revolver bears interest at a rate of LIBOR plus 2.625% per year and HIBOR plus 2.625% per year, respectively. As of September 30, 2021, the weighted average interest rate was approximately 2.69%. As of September 30, 2021, the available borrowing capacity under the WM Cayman II Revolver was $413.1 million.
(3) The WRF Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of September 30, 2021, the weighted average interest rate was approximately 1.84%. Additionally, as of September 30, 2021, the available borrowing capacity under the WRF Revolver was $834.2 million, net of $15.8 million in outstanding letters of credit.
(4) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of September 30, 2021, the effective interest rate was 2.70%.

WM Cayman II Revolver
On September 16, 2021, WM Cayman Holdings Limited II, an indirect wholly owned subsidiary of WML, as borrower ("WM Cayman II") and WML as guarantor, each an indirect subsidiary of Wynn Resorts, entered into a facility agreement with, among others, Bank of China Limited, Macau Branch as agent and a syndicate of lenders (the "Facility Agreement"), pursuant to which the lenders will make available in an aggregate amount of $1.50 billion equivalent revolving unsecured credit facility consisting of one tranche in an amount of $312.5 million and one tranche in an amount of HK$9.26 billion (approximately $1.19 billion) to WM Cayman II (the "WM Cayman II Revolver"). WM Cayman II has the ability to upsize the total WM Cayman II Revolver by an additional $1.00 billion equivalent under the Facility Agreement and related agreements upon the satisfaction of various conditions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The final maturity of all outstanding loans under the WM Cayman II Revolver is September 16, 2025 (or if September 16, 2025 is not a business day, the next business day in the relevant calendar month), by which time any outstanding borrowings from the WM Cayman II Revolver must be repaid.

Borrowings of $1.09 billion under the WM Cayman II Revolver, along with $200.0 million of cash, were used to facilitate the prepayment of the outstanding $1.26 billion of borrowings under the Wynn Macau Credit Facilities, and to pay related fees and expenses totaling $29.1 million, of which $28.5 million was recorded as debt issuance costs within the Condensed Consolidated Balance Sheet. The Company recognized this transaction primarily as a modification of existing debt with the related unamortized debt issuance costs reallocated to the WM Cayman II Revolver. For those components of debt that were deemed extinguished, the Company recognized a loss on extinguishment of debt of $0.7 million.

The Facility Agreement contains representations, warranties, covenants and events of default customary for similar financings. The Facility Agreement also contains certain mandatory prepayment provisions relating to the loss or termination of the Company's gaming operations or concession contracts in Macau.

Debt Covenant Compliance

As of September 30, 2021, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of September 30, 2021 and December 31, 2020, was approximately $11.68 billion and $13.35 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $11.81 billion and $13.15 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 8 - Stockholders' Deficit

Equity Offering

On February 11, 2021, the Company completed a registered public offering of 7,475,000 newly issued shares of its common stock, par value $0.01 per share, at a price of $115.00 per share for proceeds of $841.9 million, net of $17.7 million in underwriting discounts, commissions, and other expenses. The Company used $716.0 million of the proceeds from the equity offering to repay the then outstanding borrowings under the WRF Revolver, and used the remaining net proceeds for general corporate purposes.

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

The WML board of directors concluded not to recommend the payment of a dividend with respect to either of the years ended December 31, 2020 or 2019 due to the financial impact of the COVID-19 pandemic. As such, WML paid no dividends during 2020 or the nine months ended September 30, 2021.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
During the nine months ended September 30, 2021 and 2020, the Retail Joint Venture made aggregate distributions of approximately $11.8 million and $2.0 million, respectively, to its noncontrolling interest holder. For more information on the Retail Joint Venture, see Note 16, "Retail Joint Venture".

Note 9 -    Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	September 30, 2021	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$420,856	$—	$420,856	—
Restricted cash	$7,397	$5,672	$1,725	—

Liabilities:
Interest rate collar	$10,351	—	$10,351	—

		Fair Value Measurements Using:
	December 31, 2020	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$980,580	$504,980	$475,600	—
Restricted cash	$4,352	$2,054	$2,298	—

Liabilities:
Interest rate collar	$16,908	—	$16,908	—

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	September 30, 2021	December 31, 2020	Increase / (decrease)	September 30, 2020	December 31, 2019	Increase / (decrease)
Casino outstanding chips and front money deposits (1)	$380,442	$596,463	$(216,021)	$836,370	$769,053	$67,317
Advance room deposits and ticket sales (2)	62,993	29,224	33,769	28,885	49,834	(20,949)
Other gaming-related liabilities (3)	21,217	7,882	13,335	6,212	13,970	(7,758)
Loyalty program and related liabilities (4)	33,440	22,736	10,704	23,362	21,148	2,214
	$498,092	$656,305	$(158,213)	$894,829	$854,005	$40,824
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

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Casino (1)	$3,423	$2,496	$11,000	$4,796
Rooms	351	403	1,260	1,098
Food and beverage	737	868	2,709	2,171
Entertainment, retail and other (2)	7,071	102	16,292	259
General and administrative (3)	13,998	6,184	43,772	32,177
Total stock-based compensation expense	25,580	10,053	75,033	40,501
Total stock-based compensation capitalized	2,242	659	4,271	1,362
Total stock-based compensation costs	$27,822	$10,712	$79,304	$41,863
(1) For the nine months ended September 30, 2020, reflects the reversal of $3.3 million of compensation cost previously recognized for awards forfeited in connection with the departure of an employee.
(2) For the nine months ended September 30, 2021, reflects compensation cost of $2.7 million recognized in connection with the vesting of restricted stock performance awards.
(3) For the nine months ended September 30, 2020, reflects compensation cost of $4.4 million recognized in connection with the vesting of restricted stock performance awards.

Note 12 - Income Taxes

The Company recorded an income tax expense of $1.2 million and $407.4 million for the three months ended September 30, 2021 and 2020, respectively and an income tax expense of $2.3 million and $564.1 million for the nine months ended September 30, 2021 and 2020, respectively. The 2021 income tax expense primarily related to an increase in valuation allowance for U.S. deferred tax assets and to the Macau dividend tax agreement that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA. The 2020 income tax expense primarily related to the increase in the valuation allowance for U.S. foreign tax credits.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company records valuation allowances on certain of its U.S. and foreign deferred tax assets. During the third quarter of 2020, the Company concluded it could no longer rely on forecasted future taxable income in assessing a valuation allowance on its deferred tax assets. This conclusion was reached due to cumulative operating losses incurred by the Company and tax legislation that reduced future sources of taxable income. As of September 30, 2021, the Company continues to rely solely on the reversal of net taxable temporary differences in assessing a need for a valuation allowance.

In April 2020, Wynn Macau SA received an extension of the exemption from Macau’s 12% Complementary Tax on casino gaming profits earned from January 1, 2021 to June 26, 2022, the expiration date of the gaming concession agreement.

For the three and nine months ended September 30, 2021 and 2020, the Company did not have any casino gaming profits exempt from the Macau Complementary Tax. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Wynn Resorts, Limited	$(166,249)	$(758,142)	$(578,596)	$(1,797,743)

Denominator:
Weighted average common shares outstanding	114,655	106,783	113,420	106,720
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	—	—	—	—
Weighted average common and common equivalent shares outstanding	114,655	106,783	113,420	106,720

Net loss attributable to Wynn Resorts, Limited per common share, basic	$(1.45)	$(7.10)	$(5.10)	$(16.85)
Net loss attributable to Wynn Resorts, Limited per common share, diluted	$(1.45)	$(7.10)	$(5.10)	$(16.85)

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	954	1,104	954	1,104

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Minimum rental income (1)	$27,719	$(2,430)	$75,676	$57,293
Contingent rental income	19,349	15,280	75,464	23,798
Total rental income	$47,068	$12,850	$151,140	$81,091
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

Note 16 - Retail Joint Venture

As of September 30, 2021 and December 31, 2020, the Retail Joint Venture had total assets of $98.2 million and $96.3 million, respectively, and total liabilities of $626.6 million and $633.5 million, respectively. As of September 30, 2021 and December 31, 2020, the Retail Joint Venture's liabilities included long-term debt of $612.8 million and $612.3 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the Company's segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues
Macau Operations:
Wynn Palace
Casino	$134,064	$12,301	$532,040	$208,449
Rooms	15,639	4,506	53,534	26,647
Food and beverage	10,952	6,856	36,429	24,385
Entertainment, retail and other (1)	20,668	(7,962)	67,017	24,451
	181,323	15,701	689,020	283,932
Wynn Macau
Casino	98,264	27,154	379,610	213,758
Rooms	10,896	4,938	39,025	23,480
Food and beverage	7,628	5,606	23,620	18,821
Entertainment, retail and other (1)	13,874	13,670	52,086	36,686
	130,662	51,368	494,341	292,745
Total Macau Operations	311,985	67,069	1,183,361	576,677

Las Vegas Operations:
Casino	112,575	65,694	305,253	161,354
Rooms	132,704	44,961	266,250	163,419
Food and beverage	180,455	55,043	333,390	177,114
Entertainment, retail and other (1)	50,269	20,999	104,892	73,520
Total Las Vegas Operations	476,003	186,697	1,009,785	575,407

Encore Boston Harbor:
Casino	151,361	96,723	398,325	198,513
Rooms	14,578	6,739	28,963	17,694
Food and beverage	18,466	9,081	41,713	29,687
Entertainment, retail and other (1)	7,809	4,143	18,544	11,888
Total Encore Boston Harbor	192,214	116,686	487,545	257,782

Corporate and other:
Entertainment, retail and other	14,442	—	40,748	—
Total Corporate and other	14,442	—	40,748	—

Total operating revenues	$994,644	$370,452	$2,721,439	$1,409,866

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted Property EBITDA (2)
Macau Operations:
Wynn Palace	$12,112	$(77,647)	$93,036	$(178,379)
Wynn Macau	(1,939)	(34,457)	28,703	(97,895)
Total Macau Operations	10,173	(112,104)	121,739	(276,274)
Las Vegas Operations	183,416	20,258	344,719	(77,383)
Encore Boston Harbor	64,565	25,986	141,844	(40,429)
Corporate and other	(103,593)	—	(187,961)	—
Total	154,561	(65,860)	420,341	(394,086)
Other operating expenses
Pre-opening	1,333	877	5,455	5,614
Depreciation and amortization	177,110	183,486	545,538	541,498
Property charges and other	15,301	9,905	26,569	43,701
Corporate expenses and other (3)	18,901	12,826	56,663	28,034
Stock-based compensation	25,580	10,053	75,033	40,501
Total other operating expenses	238,225	217,147	709,258	659,348
Operating loss	(83,664)	(283,007)	(288,917)	(1,053,434)
Other non-operating income and expenses
Interest income	507	2,033	2,131	13,969
Interest expense, net of amounts capitalized	(150,325)	(145,142)	(453,601)	(407,187)
Change in derivatives fair value	1,176	4,675	6,557	(14,279)
Loss on extinguishment of debt	(738)	(3,139)	(2,060)	(4,601)
Other	(11,784)	412	(17,324)	12,980
Total other non-operating income and expenses	(161,164)	(141,161)	(464,297)	(399,118)
Loss before income taxes	(244,828)	(424,168)	(753,214)	(1,452,552)
Provision for income taxes	(1,155)	(407,365)	(2,345)	(564,103)
Net loss	(245,983)	(831,533)	(755,559)	(2,016,655)
Net loss attributable to noncontrolling interests	79,734	73,391	176,963	218,912
Net loss attributable to Wynn Resorts, Limited	$(166,249)	$(758,142)	$(578,596)	$(1,797,743)
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
(3) For the nine months ended September 30, 2020, included $30.2 million net gain recorded in relation to a derivative litigation settlement.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Macau Operations:
Wynn Palace	$3,178,848	$3,393,790
Wynn Macau	905,443	1,202,709
Other Macau	1,240,994	2,026,098
Total Macau Operations	5,325,285	6,622,597
Las Vegas Operations	3,038,127	2,992,870
Encore Boston Harbor	2,236,837	2,300,016
Corporate and other	2,007,446	1,954,064
Total	$12,607,695	$13,869,547

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2020. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Forward-Looking Statements."

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

Recent Developments Related to COVID-19

Since the outbreak of COVID-19 in early 2020, steps have been taken by various countries, including those in which the Company operates, to advise citizens to avoid non-essential travel, to restrict inbound international travel, to implement closures of non-essential operations, and to implement quarantines and lockdowns to contain the spread of the virus. As part of the immediate response to the initial outbreak of COVID-19, each of the Company's properties was subject to partial or full closure for varying lengths of time during 2020. Several vaccines have been granted authorization in numerous countries and are being rolled out to citizens based on availability and priority of need. There can be no assurance as to when a sufficient number of individuals will be vaccinated, or when travel restrictions may be fully lifted thereafter.

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Beginning in June 2020, certain restrictions and conditions have eased to allow for visitation to Macau as certain regions recover from the COVID-19 pandemic. Quarantine-free travel, subject to COVID-19 safeguards such as testing and the usual visa requirements, has been reintroduced between Macau and most areas and cities within the PRC, and in September 2020, PRC authorities fully resumed the IVS exit visa program, which permits individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes. Total visitation from PRC to Macau increased meaningfully in the nine months ended September 30, 2021 compared to the same period in 2020. Total visitation decreased 75.6% compared to the same period in 2019. Given the evolving conditions created by and in response to the COVID-19 pandemic, measures that have been lifted may be reintroduced if there are adverse developments in the COVID-19 situation in Macau and other regions with access to Macau, and the Company is currently unable to determine when protective measures and the suspension of certain offerings in effect at our Macau Operations will be lifted. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

Las Vegas Operations and Encore Boston Harbor

In response to the COVID-19 outbreak, the Company’s Las Vegas Operations and Encore Boston Harbor each implemented certain COVID-19 specific protective measures, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings. Over the course of the nine months ended September 30, 2021, the Company's Las Vegas Operations and Encore Boston Harbor have each incrementally resumed full operations, including reopening gaming areas to 100% of capacity and restoring seven-day-per-week hotel operations, as permitted by governmental authorities and in response to increased customer demand. Given the evolving conditions created by and in response to the COVID-19 pandemic, measures that have been lifted may be reintroduced if there are adverse developments in the COVID-19 situation, and management cannot reasonably estimate the impact of such developments to the Company's future results of operations, cash flows, or financial condition.

Macau Gaming Concession

The term of the Company's concession agreement with the Macau government ends on June 26, 2022. If the term of this concession agreement is not extended or renewed or is not replaced by a new gaming concession, all of the Company's gaming operations and related equipment in Macau will be automatically transferred to the Macau government without compensation on that date and the Company will cease to generate gaming revenues from its Macau Operations. In addition, under the indentures governing the Company's $4.7 billion aggregate principal amount of WML Senior Notes and the facility agreement governing the WM Cayman II Revolver, upon the occurrence of any event after which the Company does not own or manage casino or gaming areas or operate casino games of fortune and chance in Macau in substantially the same manner as of the issue date of the respective senior notes or the date of the facility agreement, for a period of 10 consecutive days or more in the case of the WML Senior Notes or a period of 30 consecutive days or more in the case of the WM Cayman II Revolver, and such event has a material adverse effect on the financial condition, business, properties or results of operations of WML and its subsidiaries, taken as a whole, holders of the WML Senior Notes can require the Company to repurchase all or any part of the WML Senior Notes at par, plus any accrued and unpaid interest (the "Special Put Option"), and any amounts owed under the WM Cayman II Revolver may become immediately due and payable (the "Property Mandatory Prepayment Event").

The Company is monitoring developments with respect to the Macau government's concession renewal or extension process, and at this time believes that its concession will be renewed or extended beyond June 26, 2022. The failure to extend or renew the Company's concession or obtain a new concession and the resulting ability of the WML Senior Note holders to exercise the Special Put Option and triggering of the Property Mandatory Prepayment Event would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

Results of Operations

Summary of third quarter 2021 results

The following table summarizes our financial results for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Increase/ (Decrease)	Percent Change	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues	$994,644	$370,452	$624,192	168.5	$2,721,439	$1,409,866	$1,311,573	93.0
Net loss attributable to Wynn Resorts, Limited	(166,249)	(758,142)	591,893	78.1	(578,596)	(1,797,743)	1,219,147	67.8
Diluted net loss per share	(1.45)	(7.10)	5.65	79.6	(5.10)	(16.85)	11.75	69.7
Adjusted Property EBITDA (1)	154,561	(65,860)	220,421	NM	420,341	(394,086)	814,427	NM
NM - Not meaningful.
(1) See Item 1—"Financial Statements," Note 17, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net loss attributable to Wynn Resorts, Limited.

The increase in operating revenues for the three months ended September 30, 2021 was primarily driven by increases of $165.6 million, $79.3 million, $289.3 million, and $75.5 million from Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively, as a result of increased gaming volumes across our properties as well as an increase in hotel occupancy at our Las Vegas Operations.

The decrease in net loss attributable to Wynn Resorts, Limited for the three months ended September 30, 2021 was primarily related to increased operating revenues at our integrated resort properties, partially offset by increased operating expenses.

The increase in Adjusted Property EBITDA for the three months ended September 30, 2021 was primarily driven by increased operating revenues at our integrated resort properties. Adjusted Property EBITDA increased $89.8 million, $32.5 million, $163.2 million, and $38.6 million at Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively, and decreased $103.6 million at Corporate and other. In addition, Adjusted Property EBITDA for the third quarter of 2021 includes the reversal of $8.6 million and $8.1 million of previously accrued operating expenses at Wynn Palace and Wynn Macau, respectively, recorded in relation to a change in estimate.

Financial results for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Operating revenues

The following table presents our operating revenues (in thousands):

	Three Months Ended September 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$181,323	$15,701	$165,622	1,054.9
Wynn Macau	130,662	51,368	79,294	154.4
Total Macau Operations	311,985	67,069	244,916	365.2
Las Vegas Operations	476,003	186,697	289,306	155.0
Encore Boston Harbor	192,214	116,686	75,528	64.7
Corporate and other	14,442	—	14,442	NM
	$994,644	$370,452	$624,192	168.5
NM - Not meaningful.

The following table presents our casino and non-casino operating revenues (in thousands):

	Three Months Ended September 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$496,264	$201,872	$294,392	145.8
Non-casino revenues:
Rooms	173,817	61,144	112,673	184.3
Food and beverage	217,501	76,586	140,915	184.0
Entertainment, retail and other	107,062	30,850	76,212	247.0
Total non-casino revenues	498,380	168,580	329,800	195.6
	$994,644	$370,452	$624,192	168.5

Casino revenues for the three months ended September 30, 2021 were 49.9% of operating revenues, compared to 54.5% for the same period of 2020. Non-casino revenues for the three months ended September 30, 2021 were 50.1% of operating revenues, compared to 45.5% for the same period of 2020.

Casino revenues

Casino revenues increased primarily due to increased table drop, table games win and slot machine win at our Las Vegas Operations and Encore Boston Harbor respectively, and increased VIP turnover and table games win and mass market table drop, table games win and slot machine win at our Macau Operations. Encore Boston Harbor was closed to the public from March 15, 2020 until July 10, 2020.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended September 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$134,064	$12,301	$121,763	989.9
VIP:
Average number of table games	89	102	(13)	(12.7)
VIP turnover	$1,234,733	$311,676	$923,057	296.2
VIP table games win	$54,943	$3,244	$51,699	1,593.7
VIP win as a % of turnover	4.45%	1.04%	3.41
Table games win per unit per day	$6,691	$347	$6,344	1,828.2
Mass market:
Average number of table games	231	223	8	3.6
Table drop	$508,779	$86,347	$422,432	489.2
Table games win	$110,820	$19,015	$91,805	482.8
Table games win %	21.8%	22.0%	(0.2)
Table games win per unit per day	$5,223	$929	$4,294	462.2
Average number of slot machines	712	569	143	25.1
Slot machine handle	$327,017	$78,580	$248,437	316.2
Slot machine win	$11,538	$3,995	$7,543	188.8
Slot machine win per unit per day	$176	$76	$100	131.6
Wynn Macau:
Total casino revenues	$98,264	$27,154	$71,110	261.9
VIP:
Average number of table games	75	91	(16)	(17.6)
VIP turnover	$1,335,694	$498,519	$837,175	167.9
VIP table games win	$32,602	$19,679	$12,923	65.7
VIP win as a % of turnover	2.44%	3.95%	(1.51)
Table games win per unit per day	$4,704	$2,351	$2,353	100.1
Mass market:
Average number of table games	238	240	(2)	(0.8)
Table drop	$441,899	$133,006	$308,893	232.2
Table games win	$87,132	$24,898	$62,234	250.0
Table games win %	19.7%	18.7%	1.0
Table games win per unit per day	$3,972	$1,128	$2,844	252.1
Average number of slot machines	574	472	102	21.6
Slot machine handle	$200,543	$87,988	$112,555	127.9
Slot machine win	$9,142	$3,072	$6,070	197.6
Slot machine win per unit per day	$173	$71	$102	143.7

	Three Months Ended September 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$112,575	$65,694	$46,881	71.4
Average number of table games	224	223	1	0.4
Table drop	$507,188	$324,939	$182,249	56.1
Table games win	$110,265	$65,611	$44,654	68.1
Table games win %	21.7%	20.2%	1.5
Table games win per unit per day	$5,354	$3,191	$2,163	67.8
Average number of slot machines	1,746	1,738	8	0.5
Slot machine handle	$1,156,858	$739,291	$417,567	56.5
Slot machine win	$80,303	$48,267	$32,036	66.4
Slot machine win per unit per day	$500	$302	$198	65.6
Poker rake	$2,910	$10	$2,900	NM
Encore Boston Harbor:
Total casino revenues	$151,361	96,723	$54,638	56.5
Average number of table games	181	186	(5)	(2.7)
Table drop	$350,145	$217,797	$132,348	60.8
Table games win	$74,818	$47,528	$27,290	57.4
Table games win %	21.4%	21.8%	(0.4)
Table games win per unit per day	$4,498	$3,079	$1,419	46.1
Average number of slot machines	2,734	1,877	857	45.7
Slot machine handle	$1,196,299	$813,435	$382,864	47.1
Slot machine win	$98,816	$63,458	$35,358	55.7
Slot machine win per unit per day	$393	$407	$(14)	(3.4)
NM - Not meaningful.
Note: In response to the initial outbreak of COVID-19 in early 2020, each of our properties was subject to partial or full closure for varying lengths of time during 2020, and each has since reopened with certain COVID-19 specific protective measures in place.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended September 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$15,639	$4,506	$11,133	247.1
Occupancy	51.9%	11.6%	40.3
ADR	$187	$225	$(38)	(16.9)
REVPAR	$97	$26	$71	273.1
Wynn Macau:
Total room revenues (dollars in thousands)	$10,896	$4,938	$5,958	120.7
Occupancy	51.3%	16.6%	34.7
ADR	$211	$291	$(80)	(27.5)
REVPAR	$108	$48	$60	125.0
Las Vegas Operations:
Total room revenues (dollars in thousands)	$132,705	$44,961	$87,744	195.2
Occupancy	83.0%	39.2%	43.8
ADR	$392	$269	$123	45.7
REVPAR	$326	$105	$221	210.5
Encore Boston Harbor (1):
Total room revenues (dollars in thousands)	$14,578	$6,739	$7,839	116.3
Occupancy	87.8%	72.7%	15.1
ADR	$351	$294	$57	19.4
REVPAR	$308	$214	$94	43.9
(1) Encore Boston Harbor room statistics have been computed based on 69 days and 47 days of operation in the three months ended September 30, 2021 and 2020, respectively, representing the number of nights hotel rooms were offered for sale to the public.

Room revenues increased $112.7 million, primarily due to higher occupancy at our Las Vegas Operations, our Macau Operations and Encore Boston Harbor. The hotel tower at Encore Boston Harbor was closed in connection to a COVID-19 related state directive from November 6, 2020 through January 25, 2021, when it reopened its hotel tower on a Thursday through Sunday weekly schedule. Encore Boston Harbor reopened its hotel tower to seven days per week as of September 1, 2021.

Food and beverage revenues increased $140.9 million, primarily driven by increased covers at our Las Vegas Operations and our Macau Operations.

Entertainment, retail and other revenues increased $76.2 million, primarily due to an increase in visitation at our Las Vegas Operations and our Macau Operations.

Operating expenses

The table below presents operating expenses (in thousands):

	Three Months Ended September 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$315,316	$160,861	$154,455	96.0
Rooms	52,100	35,940	16,160	45.0
Food and beverage	163,655	76,536	87,119	113.8
Entertainment, retail and other	156,490	13,370	143,120	1,070.5
General and administrative	197,350	160,896	36,454	22.7
Provision for credit losses	(347)	11,588	(11,935)	(103.0)
Pre-opening	1,333	877	456	52.0
Depreciation and amortization	177,110	183,486	(6,376)	(3.5)
Property charges and other	15,301	9,905	5,396	54.5
Total operating expenses	$1,078,308	$653,459	$424,849	65.0

Total operating expenses increased $424.8 million compared to the third quarter of 2020, primarily due to increased casino, room, food and beverage, entertainment, retail and other, and general and administrative expenses associated with increased levels of business as our properties recover from the effects of the COVID-19 pandemic, partially offset by decreased provision for credit losses.
Casino expenses increased $69.7 million, $39.3 million, $20.0 million, and $25.4 million at Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively. These increases were primarily due to increased gaming tax expense driven by the increase in casino revenues at each property.
Room expenses increased $13.5 million and $2.2 million at our Las Vegas Operations and Wynn Palace. These increases were primarily a result of higher operating costs related to the increase in occupancy.
Food and beverage expenses increased $76.1 million and $7.4 million at our Las Vegas Operations and Encore Boston Harbor, respectively. The increases were primarily a result of higher operating costs related to the increase in food and beverage revenues at each property as well as higher nightlife entertainment costs at our Las Vegas Operations.
Entertainment, retail and other expenses increased primarily due to marketing expenses incurred by Wynn Interactive.
General and administrative expenses increased primarily due to increases of $7.5 million, $6.1 million, $5.4 million, and $5.3 million at Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively. These increases were primarily attributable to increased payroll, operating costs, and general and administrative expenses.
Provision for credit losses decreased $8.8 million and $3.1 million at Wynn Palace and our Las Vegas Operations, respectively. The decreases were primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.
Our property charges and other expenses for the quarter ended September 30, 2021 consisted primarily of advocacy-related expenses of $12.5 million at Wynn Interactive. Our property charges and other expenses for the quarter ended September 30, 2020 consisted primarily of asset abandonments of $6.2 million and $1.1 million at Encore Boston Harbor and our Las Vegas Operations, respectively.

Interest expense, net of capitalized interest
The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$150,325	$145,142	$5,183	3.6

Weighted average total debt balance	$12,044,272	$13,110,457
Weighted average interest rate	4.99%	4.42%

Interest costs increased primarily due to an increase in the weighted average interest rate.

Other non-operating income and expenses

We incurred a foreign currency remeasurement loss of $11.8 million and a gain of $0.4 million for the three months ended September 30, 2021 and 2020, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a gain of $1.2 million and $4.7 million for the three months ended September 30, 2021 and 2020, respectively, from change in derivatives fair value.

We recorded a $0.7 million loss on extinguishment of debt for the three months ended September 30, 2021 related to the prepayment of the Wynn Macau Credit Facilities. We recorded a $3.1 million loss on extinguishment of debt for the three months ended September 30, 2020 related to the partial prepayment of the Wynn Macau Term Loan.

Income taxes

We recorded an income tax expense of $1.2 million and $407.4 million for the three months ended September 30, 2021 and 2020, respectively. The 2021 income tax expense primarily related to an increase in valuation allowance for U.S. deferred tax assets and the Macau dividend tax agreement that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA. The 2020 income tax expense primarily related to the increase in the valuation allowances for U.S foreign tax credits, U.S. loss carryforwards and other U.S. deferred tax assets.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $79.7 million and $73.4 million for the three months ended September 30, 2021 and 2020, respectively. These amounts are primarily related to the noncontrolling interests' share of net loss from WML.

Financial results for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Operating revenues

The following table presents our operating revenues (in thousands):

	Nine Months Ended September 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$689,020	$283,932	$405,088	142.7
Wynn Macau	494,341	292,745	201,596	68.9
Total Macau Operations	1,183,361	576,677	606,684	105.2
Las Vegas Operations	1,009,785	575,407	434,378	75.5
Encore Boston Harbor	487,545	257,782	229,763	89.1
Corporate and other	40,748	—	40,748	NM
	$2,721,439	$1,409,866	$1,311,573	93.0
NM - Not meaningful.

The following table presents casino and non-casino operating revenues (in thousands):

	Nine Months Ended September 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,615,228	$782,074	$833,154	106.5
Non-casino revenues:
Rooms	387,772	231,240	156,532	67.7
Food and beverage	435,152	250,007	185,145	74.1
Entertainment, retail and other	283,287	146,545	136,742	93.3
Total non-casino revenues	1,106,211	627,792	478,419	76.2
	$2,721,439	$1,409,866	$1,311,573	93.0

Casino revenues for the nine months ended September 30, 2021 were 59.4% of operating revenues, compared to 55.5% for the same period of 2020. Non-casino revenues for the nine months ended September 30, 2021 were 40.6% of operating revenues, compared to 44.5% for the same period of 2020.

Casino revenues

Casino revenues increased primarily due to increased table drop, table games win and slot machine win at our Las Vegas Operations and Encore Boston Harbor, respectively, and increased VIP table games win and mass market table drop and table games win at our Macau Operations. Our Las Vegas Operations were closed to the public from March 17, 2020 until June 4, 2020. Encore Boston Harbor was closed to the public from March 15, 2020 until July 10, 2020. Our casino operations in Macau were closed for a 15-day period in February 2020. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Nine Months Ended September 30,
	2021	2020	Increase/(Decrease)	Percent Change
Macau Operations (1):
Wynn Palace:
Total casino revenues	$532,040	$208,449	$323,591	155.2
VIP:
Average number of table games	96	97	(1)	(1.0)
VIP turnover	$5,246,296	$6,823,955	$(1,577,659)	(23.1)
VIP table games win	$222,968	$113,007	$109,961	97.3
VIP win as a % of turnover	4.25%	1.66%	2.59
Table games win per unit per day	$8,548	$4,458	$4,090	91.7
Mass market:
Average number of table games	227	209	18	8.6
Table drop	$1,823,792	$583,599	$1,240,193	212.5
Table games win	$406,016	$156,897	$249,119	158.8
Table games win %	22.3%	26.9%	(4.6)
Table games win per unit per day	$6,555	$2,889	$3,666	126.9
Average number of slot machines	708	586	122	20.8
Slot machine handle	$1,107,058	$542,708	$564,350	104.0
Slot machine win	$44,553	$24,796	$19,757	79.7
Slot machine win per unit per day	$230	$163	$67	41.1
Wynn Macau:
Total casino revenues	$379,610	$213,758	$165,852	77.6
VIP:
Average number of table games	83	88	(5)	(5.7)
VIP turnover	$4,629,987	$4,069,809	$560,178	13.8
VIP table games win	$130,624	$130,143	$481	0.4
VIP win as a % of turnover	2.82%	3.20%	(0.38)
Table games win per unit per day	$5,745	$5,692	$53	0.9
Mass market:
Average number of table games	239	219	20	9.1
Table drop	$1,703,189	$752,058	$951,131	126.5
Table games win	$321,236	$146,231	$175,005	119.7
Table games win %	18.9%	19.4%	(0.5)
Table games win per unit per day	$4,914	$2,564	$2,350	91.7
Average number of slot machines	583	509	74	14.5
Slot machine handle	$802,337	$516,537	$285,800	55.3
Slot machine win	$28,573	$18,993	$9,580	50.4
Slot machine win per unit per day	$179	$144	$35	24.3
Poker rake	$—	$2,083	$(2,083)	(100.0)

	Nine Months Ended September 30,
	2021	2020	Increase/(Decrease)	Percent Change
Las Vegas Operations (2):
Total casino revenues	$305,253	$161,354	$143,899	89.2
Average number of table games	205	228	(23)	(10.1)
Table drop	$1,258,733	$830,745	$427,988	51.5
Table games win	$285,939	$166,196	$119,743	72.0
Table games win %	22.7%	20.0%	2.7
Table games win per unit per day	$5,117	$3,711	$1,406	37.9
Average number of slot machines	1,670	1,751	(81)	(4.6)
Slot machine handle	$3,063,267	$1,650,517	$1,412,750	85.6
Slot machine win	$209,682	$112,464	$97,218	86.4
Slot machine win per unit per day	$460	$328	$132	40.2
Poker rake	$8,704	$2,185	$6,519	298.4
Encore Boston Harbor (3):
Total casino revenues	$398,325	$198,513	$199,812	100.7
Average number of table games	192	174	18	10.3
Table drop	$890,777	$493,428	$397,349	80.5
Table games win	$189,070	$104,814	$84,256	80.4
Table games win %	21.2%	21.2%	—
Table games win per unit per day	$3,613	$3,839	$(226)	(5.9)
Average number of slot machines	2,268	2,330	(62)	(2.7)
Slot machine handle	$3,204,272	$1,581,174	$1,623,098	102.7
Slot machine win	$263,197	$122,906	$140,291	114.1
Slot machine win per unit per day	$425	$336	$89	26.5
Poker rake	$—	$5,105	$(5,105)	(100.0)
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
(3) Encore Boston Harbor closed on March 15, 2020 and reopened on July 10, 2020. In addition, on November 6, 2020, Encore Boston Harbor temporarily suspended hotel operations and overnight casino operations pursuant to a state directive limiting the operating hours of certain businesses, including restaurants and casinos. On January 25, 2021, the limitations on operating hours were lifted, and Encore Boston Harbor restored 24-hour casino operations and reopened its hotel tower on a Thursday through Sunday weekly schedule. The property reopened its hotel tower to seven days per week as of September 1, 2021.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Nine Months Ended September 30,
	2021	2020	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$53,534	$26,647	$26,887	100.9
Occupancy	61.1%	19.3%	41.8
ADR	$181	$283	$(102)	(36.0)
REVPAR	$111	$54	$57	105.6
Wynn Macau:
Total room revenues (dollars in thousands)	$39,025	$23,480	$15,545	66.2
Occupancy	60.0%	24.4%	35.6
ADR	$217	$316	$(99)	(31.3)
REVPAR	$130	$77	$53	68.8
Las Vegas Operations (1):
Total room revenues (dollars in thousands)	$266,250	$163,419	$102,831	62.9
Occupancy	63.4%	55.8%	7.6
ADR	$360	$323	$37	11.5
REVPAR	$228	$180	$48	26.7
Encore Boston Harbor (2) (3):
Total room revenues (dollars in thousands)	$28,964	$17,694	$11,270	63.7
Occupancy	84.1%	74.6%	9.5
ADR	$320	$293	$27	9.2
REVPAR	$269	$218	$51	23.4
(1) Wynn Las Vegas closed on March 17, 2020 and reopened on June 4, 2020.
(2) Encore Boston Harbor closed on March 15, 2020 and reopened on July 10, 2020.
(3) Encore Boston Harbor room statistics have been computed based on 158 days and 121 days of operation in the nine months ended September 30, 2021 and 2020, respectively, representing the number of nights hotel rooms were offered for sale to the public. The property reopened its hotel tower to seven days per week as of September 1, 2021.

Room revenues increased $156.5 million, primarily due to higher occupancy at our properties and the closure of our Las Vegas Operations from March 17, 2020 until June 4, 2020, resulting from the adverse effects of the COVID-19 pandemic.

Food and beverage revenues increased $185.1 million, primarily due to increased covers at our restaurants and an increase in nightlife offerings at our Las Vegas Operations as a result of ongoing recovery from the effects of COVID-19.

Entertainment, retail and other revenues increased $136.7 million, primarily due to an increase in visitation to our Macau Operations and our Las Vegas Operations as a result of ongoing recovery from the effects of COVID-19.

Operating expenses

The table below presents operating expenses (in thousands):

	Nine Months Ended September 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$1,048,897	$734,689	$314,208	42.8
Rooms	136,187	139,787	(3,600)	(2.6)
Food and beverage	354,709	314,335	40,374	12.8
Entertainment, retail and other	310,871	75,823	235,048	310.0
General and administrative	574,669	547,305	27,364	5.0
Provision for credit losses	7,461	60,548	(53,087)	(87.7)
Pre-opening	5,455	5,614	(159)	(2.8)
Depreciation and amortization	545,538	541,498	4,040	0.7
Property charges and other	26,569	43,701	(17,132)	(39.2)
Total operating expenses	$3,010,356	$2,463,300	$547,056	22.2

Total operating expenses increased $547.1 million compared to the nine months ended September 30, 2020, primarily due to increased casino, food and beverage, entertainment, retail and other, and general and administrative expenses, partially offset by decreased provision for credit losses and property charges and other expenses.

Casino expenses increased $157.1 million, $84.2 million, $17.4 million, and $55.4 million at Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively. These increases were primarily due to increased gaming tax expense driven by the increase in casino revenues at each property.

Room expenses decreased $4.8 million at Encore Boston Harbor. The decrease was primarily a result of lower payroll and operating costs.

Food and beverage expenses increased $47.1 million at our Las Vegas Operations. The increase was primarily a result of higher operating costs related to the increase in food and beverage revenues as well as higher nightlife entertainment costs.

Entertainment, retail and other expenses increased primarily due to marketing expenses incurred by Wynn Interactive. The increase was partially offset by a decrease in entertainment, retail and other expenses of $7.9 million at our Las Vegas Operations primarily as a result of lower operating costs.

General and administrative expenses increased primarily due to an increase in corporate and other general and administrative expenses of $36.3 million, primarily due to a credit of $30.2 million for the net proceeds of a derivative action settlement recognized during the nine months ended September 30, 2020. In addition, general and administrative expenses increased $7.0 million at Encore Boston Harbor primarily due to the closure of our operations from March 15, 2020 until July 10, 2020.

The provision for credit losses decreased $23.5 million, $24.0 million, and $3.4 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The decreases were primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.

For the nine months ended September 30, 2021 and 2020, pre-opening expenses totaled $5.5 million and $5.6 million, which primarily related to restaurant remodels at our Las Vegas Operations.

Depreciation and amortization increased $5.9 million at Encore Boston Harbor primary due to equipment placed in service during the nine months ended September 30, 2021.

Our property charges and other expenses for the nine months ended September 30, 2021 consisted primarily of advocacy- related expenses of $12.5 million at Wynn Interactive and asset abandonments of $4.3 million and $4.1 million at our Las Vegas Operations and Wynn Palace, respectively. Our property charges and other expenses for the nine months ended September 30, 2020 consisted primarily of asset disposals and abandonments of $23.4 million and $9.7 million at Wynn Palace and Encore Boston Harbor, respectively.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$453,601	$408,439	$45,162	11.1
Capitalized interest	—	(1,252)	(1,252)	(100.0)
	$453,601	$407,187	$46,414	11.4

Weighted average total debt balance	$12,257,424	$12,050,631
Weighted average interest rate	4.93%	4.51%

Interest costs increased primarily due to an increase in the weighted average debt balance and the weighted average interest rate. Capitalized interest decreased due to the completion of the meeting and convention expansion in February 2020.

Other non-operating income and expenses

We incurred a foreign currency remeasurement loss of $17.3 million and a gain of $13.0 million for the nine months ended September 30, 2021 and 2020, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.
We recorded a gain of $6.6 million and a loss of $14.3 million for the nine months ended September 30, 2021 and 2020, respectively, from change in derivatives fair value.

We recorded a $2.1 million loss on extinguishment of debt for the nine months ended September 30, 2021 related to the partial prepayment of the Wynn Macau Term Loan and the prepayment of the Wynn Macau Credit Facilities. We recorded a $4.6 million loss on extinguishment of debt for the nine months ended September 30, 2020 primarily related to the partial prepayment of the Wynn Macau Term Loan.

Income taxes

We recorded an income tax expense of $2.3 million and $564.1 million for the nine months ended September 30, 2021 and 2020, respectively. The 2021 income tax expense primarily related to an increase in valuation allowance for U.S. deferred tax assets and the Macau dividend tax agreement that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA. The 2020 income tax expense primarily related to the increase in the valuation allowances for U.S foreign tax credits, U.S. loss carryforwards and other U.S. deferred tax assets.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $177.0 million and $218.9 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts are primarily related to the noncontrolling interests' share of net loss from WML.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Increase/ (Decrease)	Percent Change	2021	2020	Increase/ (Decrease)	Percent Change
Wynn Palace	$12,112	$(77,647)	$89,759	NM	$93,036	$(178,379)	$271,415	NM
Wynn Macau	(1,939)	(34,457)	32,518	94.4	28,703	(97,895)	126,598	NM
Las Vegas Operations	183,416	20,258	163,158	805.4	344,719	(77,383)	422,102	NM
Encore Boston Harbor	64,565	25,986	38,579	148.5	141,844	(40,429)	182,273	NM
Corporate and other	(103,593)	—	(103,593)	NM	(187,961)	—	(187,961)	NM
NM - Not meaningful.

Adjusted Property EBITDA at Wynn Palace increased $89.8 million and $271.4 million for the three and nine months ended September 30, 2021, respectively, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses. Our casino operations at Wynn Palace were closed for a 15-day period in February 2020.
Adjusted Property EBITDA at Wynn Macau increased $32.5 million and $126.6 million for the three and nine months ended September 30, 2021, respectively, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses. Our casino operations at Wynn Macau were closed for a 15-day period in February 2020.
Adjusted Property EBITDA at our Las Vegas Operations increased $163.2 million and $422.1 million for the three and nine months ended September 30, 2021, respectively, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses. Our Las Vegas Operations closed to the public on March 17, 2020, and reopened on June 4, 2020 on a reduced basis.
Adjusted Property EBITDA at Encore Boston Harbor increased $38.6 million and $182.3 million for the three and nine months ended September 30, 2021, respectively, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses. Encore Boston Harbor closed to the public on March 15, 2020 and reopened on July 10, 2020 on a reduced basis.

Adjusted Property EBITDA at Corporate and other was $(103.6) million and $(188.0) million for the three and nine months ended September 30, 2021, respectively, primarily due to ramp up of Wynn Interactive operations.
Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Nine Months Ended September 30,
Cash Flows - Summary	2021	2020
Cash flows from operating activities	$(216,832)	$(781,079)

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(213,088)	(261,093)
Purchase of intangible and other assets	(19,741)	—
Proceeds from sale of assets and other	3,689	3,733
Net cash used in investing activities	(229,140)	(257,360)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,141,026	3,919,377
Repayments of long-term debt	(2,477,690)	(1,540,609)
Proceeds from issuance of Wynn Resorts, Limited common stock	841,896	—
Repurchase of common stock	(11,004)	(9,537)
Finance lease payments	(11,709)	(2,194)
Proceeds from exercise of stock options	—	70
Dividends paid	(932)	(108,282)
Distribution to noncontrolling interest	(11,843)	(1,996)
Proceeds from issuance of subsidiary common stock	4,662	—
Payments for debt financing costs	(29,975)	(20,350)
Net cash (used in) provided by financing activities	(555,569)	2,236,479

Effect of exchange rate on cash, cash equivalents and restricted cash	(1,689)	3,412
(Decrease) increase in cash, cash equivalents and restricted cash	$(1,003,230)	$1,201,452

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

During the nine months ended September 30, 2021, the decrease in net cash used in operating activities was primarily due to increased operating revenues, partially offset by an increase in operating expenses and changes in working capital accounts. During the nine months ended September 30, 2020, the decrease in net cash provided by operations was primarily due to the adverse effects of the COVID-19 pandemic on the results of our operations.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the nine months ended September 30, 2021, we incurred capital expenditures of $118.7 million at our Las Vegas Operations primarily related to the Wynn Las Vegas room remodel, and $33.4 million at Encore Boston Harbor, $24.4 million at Wynn Palace, and $18.3 million at Wynn Macau primarily related to maintenance capital expenditures.

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

Financing Activities

During the nine months ended September 30, 2021, we received proceeds of $841.9 million from our February 2021 equity offering and used $716.0 million of the proceeds from the equity offering to repay the outstanding borrowings under the WRF Revolver. We also paid $464.7 million of outstanding principal owed under the Wynn Macau Term Loan and prepaid the outstanding $1.26 billion of borrowings under the Wynn Macau Credit Facilities along with related financing costs, using proceeds from the borrowing of $1.09 billion under the WM Cayman II Revolver along with $200.0 million of cash. In addition, we made quarterly amortization payments under the WRF Term Loan totaling $37.5 million.

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

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity under the Company as of September 30, 2021 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Resorts (Macau) S.A. and subsidiaries	$184,546	$—
Wynn Macau, Limited and subsidiaries (1)	1,203,074	413,130
Wynn Resorts Finance, LLC (2)	327,438	834,195
Wynn Resorts, Limited and other	760,700	—
Total	$2,475,758	$1,247,325
(1) Excluding Wynn Resorts (Macau) S.A. and subsidiaries.
(2) Excluding Wynn Macau, Limited and subsidiaries.

Wynn Resorts (Macau) S.A. and subsidiaries. Wynn Resorts (Macau) S.A. ("Wynn Macau SA") generates cash from our Macau Operations and may utilize proceeds from the WM Cayman II Revolver (discussed further below) to fund short term working capital requirements as needed. We expect to use this cash to fund working capital and capital expenditure requirements at our Macau Operations. In addition, we may use this cash to make distributions to WML.

In January 2021, Wynn Macau SA prepaid approximately $412.5 million of the term loan outstanding under the Wynn Macau Credit Facilities using proceeds from WML senior notes issuances.

In September 2021, borrowings of $1.09 billion under the WM Cayman II Revolver, along with $200.0 million of cash, were used to facilitate the prepayment of the outstanding $1.26 billion of borrowings under the Wynn Macau Credit Facilities and to pay related fees and expenses.

The Company is currently designing the second phase of Wynn Palace. We do not expect to incur significant capital expenditures related to the construction of this project in 2021.

Wynn Macau, Limited and subsidiaries. Wynn Macau, Limited primarily generates cash through distributions from Wynn Macau SA and utilizes available borrowing capacity under the WM Cayman II Revolver as needed. We expect to use this cash to service our existing WML Senior Notes, pay dividends to shareholders of WML (of which we own approximately 72%), and fund working capital requirements at WML.

On September 16, 2021, WM Cayman Holdings Limited II ("WM Cayman II"), an indirect wholly owned subsidiary of WML, entered into an unsecured revolving credit facility agreement (the “Facility Agreement”) in an aggregate principal amount of $1.50 billion consisting of one tranche in an amount of $312.5 million and one tranche in an amount of HK$9.26 billion (approximately $1.19 billion). WM Cayman II has the ability to upsize the total revolving credit facility by an additional $1.00 billion equivalent under the Facility Agreement and related agreements upon the satisfaction of various conditions.

The borrowings under the WM Cayman II Revolver bear interest at LIBOR or HIBOR plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. The final maturity of all outstanding loans under the Revolving Facility is September 16, 2025.

WML paid no dividends during 2020 or the nine months ended September 30, 2021. The WML board of directors will be continuously monitoring the situation and market conditions in Macau and Greater China and may consider a special dividend in the future when such conditions have stabilized.

If our portion of our cash and cash equivalents were repatriated to the U.S. on September 30, 2021, it would be subject to minimal U.S. taxes in the year of repatriation.

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

Wynn Las Vegas is currently undergoing its planned room remodel, which we temporarily postponed during 2020. We expect to incur between $110 million and $130 million of remaining project costs related to this remodel, which we expect to complete during the second quarter of 2022.

The Company repaid $716.0 million of the outstanding borrowings under the WRF Revolver in February 2021, using proceeds from the February 2021 equity offering described below.

Wynn Resorts, Limited and other subsidiaries. Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited and other primarily generates cash from royalty and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. We expect to use this cash to service our Retail Term Loan, to fund working capital needs of Wynn Interactive, and for general corporate purposes.

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

On May 10, 2021, Wynn Interactive entered into a business combination agreement (the "Business Combination Agreement") with Austerlitz Acquisition Corporation I, a Cayman Islands exempted company ("Austerlitz I"), and Wave Merger Sub Limited, an exempted company limited by shares incorporated in Bermuda and a direct, wholly owned subsidiary of Austerlitz I ("Merger Sub"). The Business Combination Agreement provides for, among other things, the consummation of the following transactions: (i) Austerlitz I will transfer by way of continuation from the Cayman Islands to Bermuda and change its name to "Wynn Interactive, Limited"; and (ii) Merger Sub will merge with and into Wynn Interactive (the "Merger"), with Wynn Interactive being the surviving company of the Merger and direct, wholly owned subsidiary of Austerlitz I. Upon closing of the transaction, assuming no share redemptions by the public stockholders of Austerlitz I, the Company is expected to retain approximately 58% equity interest (and approximately 72% voting interest) in Wynn Interactive. We expect the assets of the combined business to include approximately $634.0 million of net cash currently held by Austerlitz I. Closing of the proposed business combination is subject to approval by Austerlitz I's stockholders, gaming regulatory approval and other customary closing conditions.

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

Our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of September 30, 2021, we had $800.1 million in repurchase authority remaining under the program. We did not repurchase shares under the repurchase program during the nine months ended September 30, 2021.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for an interest rate collar associated with our Retail Term Loan. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. As of September 30, 2021, we had outstanding letters of credit totaling $15.8 million.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these policies for the nine months ended September 30, 2021.

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

Interest Rate Sensitivity

As of September 30, 2021, approximately 78% of our long-term debt was based on fixed rates. Based on our borrowings as of September 30, 2021, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $20.4 million.

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

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of our Wynn Macau, Limited debt is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of September 30, 2021, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $37.7 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to those risk factors during the nine months ended September 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases in satisfaction of tax withholding obligations on vested restricted stock during the quarter ended September 30, 2021:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
July 31, 2021	12,417	$100.83	$1,252,049
August 31, 2021	54,378	$92.45	$5,027,142
September 30, 2021	1,581	$102.42	$161,926

None of the foregoing repurchases that occurred during the three months ended September 30, 2021 were part of the Company's publicly announced repurchase program. As of September 30, 2021, we had $800.1 million in repurchase authority under the program.

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
*10.1
Facility Agreement, dated as of September 16, 2021, by and among WM Cayman Holdings Limited II, as borrower, Wynn Macau, Limited, as guarantor, and Bank of China Limited, Macau Branch, as agent and a syndicate of lenders.

*10.2	Transition Agreement, dated November 9, 2021, by and between Wynn Resorts, Limited and Matt Maddox.
*10.3	Employment Agreement, dated November 9, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.
*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 19 U.S.C. Section 1350.
101	The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020; (iv) the Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: November 9, 2021	By:	/s/ Craig S. Billings
Craig S. Billings
Chief Financial Officer
(Principal Financial and Accounting Officer)