Form 10-K
period 2021-12-31
WYNN RESORTS LTD
filed 2022-02-28
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates based on the closing price as reported on the Nasdaq Global Select Market on June 30, 2021 was approximately $12.90 billion.
As of February 16, 2022, 115,898,704 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

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

Through our approximately 72% ownership of Wynn Macau, Limited ("WML"), we operate two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas and Encore at Wynn Las Vegas, which we also refer to as our Las Vegas Operations. On June 23, 2019, we opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts. In addition, we hold an approximately 74% interest in Wynn Interactive Ltd. ("Wynn Interactive"), which operates our digital sports betting and casino gaming business.

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

Recent Developments

COVID-19 Update

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the People's Republic of China ("PRC"), Hong Kong Special Administrative Region of PRC ("Hong Kong") and Taiwan involving COVID-19 testing, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Beginning in June 2020, certain restrictions and conditions have eased to allow for visitation to Macau as some regions continue to recover from the COVID-19 pandemic. Quarantine-free travel, subject to COVID-19 safeguards such as testing and the usual visa requirements, has been reintroduced between Macau and most areas and cities within the PRC, and in September 2020, PRC authorities fully resumed the IVS exit visa program, which permits individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes. Given the evolving conditions created by and in response to the COVID-19 pandemic, measures that have been lifted may be reintroduced if there are adverse developments in the COVID-19 situation in Macau and other regions with access to Macau, and the Company is currently unable to determine when protective measures and the suspension of certain offerings in effect at our Macau Operations will be lifted. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

Las Vegas Operations and Encore Boston Harbor

In response to the COVID-19 outbreak, the Company’s Las Vegas Operations and Encore Boston Harbor each implemented COVID-19 specific protective measures, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings. Over the course of 2021, the Company's Las Vegas Operations and Encore Boston Harbor each incrementally resumed full operations, including reopening gaming areas to 100% of capacity and restoring seven-day-per-week hotel operations, as permitted by governmental authorities and in response to increased customer demand. Given the evolving conditions created by and in response to the

COVID-19 pandemic, measures that have been lifted may be reintroduced if there are adverse developments in the COVID-19 situation, and management cannot reasonably estimate the impact of such developments to the Company's future results of operations, cash flows, or financial condition.

Liquidity

As of December 31, 2021, the Company had total cash and cash equivalents, excluding restricted cash, of $2.52 billion, and had access to $835.6 million of available borrowing capacity from the WRF Revolver and $212.5 million of available borrowing capacity from the WM Cayman II Revolver (as defined and discussed further in Item 8—"Financial Statements and Supplementary Data," Note 7, "Long-Term Debt"). The Company has suspended its dividend program. Given the Company's liquidity position at December 31, 2021 and the steps the Company has taken as further described in Note 7, "Long-Term Debt," the Company believes it is able to support continuing operations and respond to the COVID-19 pandemic challenges.

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

In January 2022, the Macau government published a draft of its proposed revisions to the gaming law. The Company is monitoring developments with respect to the Macau government's concession renewal or extension process, and at this time believes that its concession will be renewed or extended beyond June 26, 2022. The failure to extend or renew the Company's concession or obtain a new concession and the resulting ability of the WML Senior Note holders to exercise the Special Put Option and triggering of the Property Mandatory Prepayment Event would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Encore Boston Harbor Real Estate Sale and Leaseback

On February 15, 2022, we announced our entry into a sale-leaseback arrangement with respect to certain real estate assets related to Encore Boston Harbor. Upon closing of the related transactions, currently expected to take place in the fourth quarter of 2022 subject to regulatory approvals and customary closing conditions, we expect to receive cash consideration of approximately $1.7 billion in exchange for the sale of such real estate assets to an unrelated third party, and to concurrently enter into a lease agreement whereby the Company will lease such real estate assets for the purpose of continuing to operate the Encore Boston Harbor integrated resort. The lease agreement provides for an initial annual minimum rent of $100.0 million for an initial term of 30 years, subject to certain annual rent escalations and renewal provisions.

Our Strategy

We conceptualize, design, build, and operate our resorts to create unforgettable customer experiences across a diverse set of gaming and non-gaming amenities that attract a wide range of customer segments and generate strong financial results.

Central to our strategy is the construction of, and regular reinvestment in, world-class integrated resorts. These activities are led by our in-house design, development, and construction subsidiary and its senior management team, which has significant experience across all major design and construction disciplines. In addition, we believe superior customer service is the best marketing strategy to attract customers and drive repeat visitation to our resorts. Human resources and staff training are essential to ensuring our employees are prepared to provide the luxury service that our guests expect. We have been successful in attracting a wide range of premium guests both domestically and internationally. We leverage our marketing team across branch offices located in Hong Kong, Singapore, Japan, Taiwan, and Canada to connect with and build relationships with our customers. We continually evaluate our offerings and service levels, and as a result, have made and expect to continue to make enhancements and refinements to our resorts.

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
•Encore Boston Harbor has been certified LEED Platinum, the U.S. Green Building Council's highest level of certification.

Our Resorts

We present the operating results of our four resorts in the following segments: Wynn Palace, Wynn Macau, Las Vegas Operations, and Encore Boston Harbor. We generally experience fluctuations in revenues and cash flows from month to month, including from such factors as the timing of major conventions and holidays; however, we do not believe that our business is materially impacted by seasonality. As previously discussed, the COVID-19 pandemic has had and will likely continue to have a material impact on our resorts.

Wynn Palace

We opened Wynn Palace in August 2016, on Macau's Cotai Strip, conveniently located minutes from both Macau International Airport and the Macau Taipa Ferry Terminal and directly adjacent to a stop serviced by Macau's light rail system. The property features approximately 424,000 square feet of casino space with up to 323 table games and 1,035 slot machines available, of which 676 are currently in use, as well as private gaming salons and sky casinos. Wynn Palace also features a luxury hotel tower with a total of 1,706 guest rooms, suites, and villas, offering a health club, spa, salon, and pool. In addition, Wynn Palace offers 14 food and beverage outlets, approximately 107,000 square feet of high-end, brand-name retail space, and approximately 37,000 square feet of meeting and convention space. The property's signature public attractions and entertainment offerings include a performance lake, a gondola ride offering convenient street-level access, and an exceptional display of Western and Asian art.

We have continued with the design stages of developing the second phase of expansion of Wynn Palace. We currently expect that the next phase of our development at Wynn Palace will become a unique world-class cultural destination, incorporating an array of non-gaming amenities such as event space, interactive entertainment installations, food and beverage offerings, and additional hotel rooms.

Wynn Macau

We opened Wynn Macau in September 2006, and Encore, an expansion of Wynn Macau, in April 2010. Located in the heart of downtown Macau, the property features approximately 252,000 square feet of casino space with up to 331 table games and 818 slot machines available, of which 583 are currently in use, as well as private gaming salons, sky casinos, and a poker room. Wynn Macau also features two luxury hotel towers with a total of 1,010 guest rooms and suites, offering two health clubs, two spas, a salon and a pool. In addition, Wynn Macau offers 14 food and beverage outlets, approximately 59,000 square feet of high-end, brand-name retail space, and approximately 31,000 square feet of meeting and convention space. Wynn Macau's signature attractions include a performance lake and a rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "tree of prosperity" and "dragon of fortune" features.

In November 2019, we opened the first phase of our Lakeside Casino expansion at Wynn Macau which features 44 mass market table games and a refurbished high-limit slot area. We substantially completed the second phase, which will include two new restaurants and approximately 7,000 square feet of additional retail space, in December 2019, and expect to open portions of the second phase in the near future, depending on market conditions and other factors.

Las Vegas Operations

We opened Wynn Las Vegas in April 2005 and Encore, an expansion of Wynn Las Vegas, in December 2008. Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. The property features approximately 194,000 square feet of casino space with 223 table games and 1,751 slot machines, as well as private gaming salons, a sky casino, a poker room, and a race and sports book. Wynn Las Vegas also features two luxury hotel towers with a total of 4,748 guest rooms, suites, and villas, which offers swimming pools, private cabanas, two full service spas and salons, and a wedding chapel. In addition, Wynn Las Vegas offers 32 food and beverage outlets, approximately 155,000 square feet of high-end, brand-name retail space, and approximately 513,000 square feet of meeting and convention space. Our nightlife and entertainment offerings at Wynn Las Vegas include three nightclubs and a beach club, and two theaters presenting entertainment productions and various headliner entertainment acts. In October 2019, we reopened the newly reconfigured Wynn Las Vegas golf course, which had been closed since 2017.

Encore Boston Harbor

On June 23, 2019, we opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The property features approximately 211,000 square feet of casino space with 184 table games and approximately 2,766 slot machines, private and high-limit gaming areas, and a poker room. Encore Boston Harbor also features a luxury hotel tower with a total of 671 guest rooms and suites, which offers a spa and salon. In addition, Encore Boston Harbor offers 15 food and beverage outlets and a nightclub, approximately 10,000 square feet of retail space, and approximately 71,000 square feet of meeting and convention space. Public attractions include a waterfront park, floral displays, and water shuttle service to downtown Boston.

Future Development Projects

In January 2022, we, along with Al Marjan Island and RAK Hospitality, announced plans for the development and management of a destination integrated resort property on Island 3, Al Marjan Island in the Emirate of Ras al Khaimah, United Arab Emirates. The project is anticipated to be completed and open to the public in 2026, featuring an over 1,000-room hotel, a high-end shopping mall, a state-of-the-art meeting and convention facility, an exclusive spa, more than 10 restaurants and lounges, a wide array of entertainment choices, a gaming area (subject to regulatory approval), and other amenities. The planned integrated resort will leverage Wynn Resorts' expertise in developing and operating luxury hospitality destinations, and is expected to create substantial value to the local economy by accelerating tourism, creating jobs, and contributing to the growth of related sectors.

Wynn Interactive

Wynn Resorts holds an approximately 74% interest in, and consolidates, Wynn Interactive. Wynn Interactive's subsidiary operates the digital sports betting app, WynnBET, which is currently operational in New Jersey, Colorado, Michigan, Virginia,

Indiana, Arizona, Tennessee, New York, and Louisiana. The results of Wynn Interactive's operations are presented within the Wynn Interactive reportable segment.

Market and Competition

The casino resort industry is highly competitive. We compete with other high-quality resorts located near our properties on the basis of the range of amenities, level of service, price, location, entertainment, themes and size, among other factors. We seek to differentiate our integrated resorts by delivering superior design and customer service.

Macau

Macau, located in the Greater Bay Area, is governed as a special administrative region of China and is located approximately 37 miles southwest of Hong Kong. Notwithstanding certain COVID-19 pandemic-related travel restrictions that remain in place, the journey between Macau and Hong Kong takes approximately 15 minutes by helicopter, 30 minutes by road via the Hong Kong-Zhuhai-Macau Bridge, and one hour by jetfoil ferry. Macau, which has been a casino destination for more than 50 years, consists principally of a peninsula on mainland China and two neighboring islands, Taipa and Coloane, between which the Cotai area is located. In addition to Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), SJM Holdings Limited ("SJM"), Galaxy Entertainment Group Limited ("Galaxy"), Sands China Ltd. ("Sands"), Melco International Development Limited ("Melco"), and MGM China Holdings Limited ("MGM China") are permitted to operate casinos in Macau, with a total of 42 casinos currently in operation.

Macau's gaming market is primarily dependent on tourists, typically traveling from nearby destinations in Asia. Visitation to Macau grew significantly in recent years, but has fallen meaningfully since the outbreak of COVID-19, primarily due to certain border control and other travel related restrictions put in place as a result of the COVID-19 pandemic. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, tourist arrivals in Macau decreased 80.4% in 2021 compared to 2019. Beginning in June 2020, certain restrictions and conditions have eased to allow for visitation to Macau as some regions continue to recover from the COVID-19 pandemic. Visitation to Macau increased by 30.7% from 5.9 million in 2020 to 7.7 million in 2021. Travel to Macau by citizens of the PRC requires a visa.

We believe that the Macau region hosts one of the world's largest concentrations of potential gaming and tourism customers. According to Macau Statistical Information, annual gaming revenues were $36.5 billion in 2019, before falling to $7.6 billion in 2020 and $10.8 billion in 2021, respectively, due to various quarantine measures and travel and entry restrictions and conditions since the outbreak of COVID-19. We continue to believe that, despite the current challenges posed by the COVID-19 pandemic, Macau's stated goal of becoming a world-class tourism destination will continue to drive additional visitation to the market and create future opportunities for us to invest and grow.

Our Macau Operations face competition primarily from the 40 other casinos located throughout Macau in addition to casinos located throughout the world, including Singapore, South Korea, the Philippines, Vietnam, Cambodia, Malaysia, Australia, Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Additionally, certain other Asian countries and regions have legalized or in the future may legalize gaming, such as Japan, Taiwan and Thailand, which could increase competition for our Macau Operations.

Las Vegas

Las Vegas is the largest gaming market in the United States. The Las Vegas gaming market is highly competitive and is largely dependent on tourist arrivals and meeting and convention-related visitation.

Las Vegas Strip gaming revenues increased significantly during the year ended December 31, 2021 due to increases in gaming volumes and visitation to the Las Vegas Strip during the recovery from government-mandated shutdowns during 2020 and other business interruptions related to the COVID-19 pandemic. According to statistics published by the Nevada Gaming Control Board, Las Vegas Strip total gaming win was $7.1 billion in 2021, a 91.9% increase from $3.7 billion in 2020. Overall Las Vegas visitor volume was 32.2 million in 2021, a 69.5% increase from 19.0 million in 2020, but still 24.2% lower than visitor volume of 42.5 million experienced in 2019, prior to the outbreak of COVID-19. Occupancy on the Las Vegas Strip increased 25.9% to 68.0%, from 42.1% in 2020, compared with 90.4% in 2019. Convention attendees increased 27.7% in 2021, after a 74.0% decrease in 2020 during the height of the COVID-19 pandemic, following year-over-year increases of 7.1%, 3.0%, and 2.3% from 2017 to 2019, respectively.

Our Las Vegas Operations are located on the Las Vegas Strip and compete with other high-quality resorts and hotel casinos in Las Vegas. There are currently several large-scale integrated resort projects either recently completed or under development in the vicinity of our Las Vegas Operations, which may present increased competition in the future. Our Las Vegas Operations also compete, to some extent, with other casino resorts throughout the United States and elsewhere in the world.

Massachusetts

Massachusetts and its neighboring states of Connecticut and Rhode Island are host to a large, established casino market that generated over $2.8 billion of gross gaming revenue in 2021, and over $2.5 billion of gross gaming revenue in 2019 before the outbreak of COVID-19. The greater Boston metropolitan area is the largest population center in New England, with a population of approximately 5 million residents.

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

Digital Sports Betting and Casino Gaming

Wynn Interactive operates within the digital casino and sports betting industry. The global gaming industry includes a wide array of products from lotteries to bingo, slot machines, casino games and sports betting, across land-based and online platforms. There are numerous operators and stakeholders across both the public and private sectors. Industry participants include traditional brick-and-mortar casinos, state-run lottery operators, Native American tribes, legacy digital casino operators as well as racetracks, racinos, video lottery terminals and gaming technology companies.

We compete on a number of factors across our digital casino and sports betting platforms. These include, but are not limited to, our front-end online product, our back-end infrastructure, our ability to retain and monetize existing customers, re-engage prior customers and acquire new customers and our regulatory access and compliance experience.

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

If the government of Macau unilaterally rescinds the concession agreement for one of the reasons stated above, Wynn Macau SA will be required to compensate the government in accordance with applicable law, and the areas defined as casino under Macau law and all of the gaming-related equipment pertaining to the gaming operations of Wynn Macau SA will be transferred to the government without compensation. In addition, the government of Macau may, in the public interest, unilaterally terminate the concession at any time, in which case Wynn Macau SA would be entitled to reasonable compensation.

The government of Macau may assume temporary custody and control over the operation of a concession in certain circumstances. During any such period, the costs of operations must be borne by the concessionaire. The government of Macau also may redeem a concession starting at an established date after the entering into effect of a concession.

On January 18, 2022, the Macau government published a draft bill on gaming law amendments, according to which up to six gaming concessions can be granted by public tender, with a maximum term of 10 years and a maximum three-year extension possible under certain circumstances. No subconcessions would be permitted. The draft bill is subject to the consideration and approval by the Legislative Assembly of Macau. The Macau government has publicly commented that it is studying the process by which gaming concessions and subconcessions may be extended, renewed or issued. The current term of our gaming concession ends on June 26, 2022. The gaming concession or subconcession held by each of SJM, MGM China, Galaxy, Sands, and Melco also end on June 26, 2022. We are monitoring developments with respect to the Macau government's concession renewal or extension process and proposed amendments to the gaming law, and we continue to believe that our concession will be renewed or extended beyond June 26, 2022.

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

Digital Sports Betting and Gaming

We and our partners are subject to various federal, state, and international laws and regulations that affect our digital sports betting and casino gaming businesses. The ownership, operation, and management of our digital sports betting and casino gaming business are subject to regulations of each of the jurisdictions in which we operate. Additional laws in these areas may be passed in the future, which could result in impact to the ways in which we and our partners are able to offer interactive sports betting and casino gaming in jurisdictions that permit such activities.

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

Human Capital

As of December 31, 2021, we had approximately 26,950 employees (including approximately 12,250 in Macau and 14,500 in the United States).

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

Our collective bargaining agreement with the Culinary Workers Union, Local 226, and Bartenders Union, Local 165, which covers approximately 5,450 employees at Wynn Las Vegas, expires in July 2023. The term of the collective bargaining agreement was extended through Memoranda of Agreement ("MOA") that the Company and the Culinary and Bartenders’ Unions entered into in April 2020 and January 2021, respectively. The MOA further provided for a partial deferral of the 2020 and 2021 contractual wage increases until 2023, and allowed the Company additional flexibility in scheduling during the pandemic. In exchange, the Company agreed to a supplemental benefit contribution to provide continued health insurance coverage to employees with reduced hours. In March 2019, the table games dealers at Wynn Las Vegas voted to be represented by the United Auto Workers Union ("UAW"). Wynn Las Vegas entered into a collective bargaining agreement with the UAW effective August 28, 2021 through August 28, 2024, covering approximately 360 employees. In December 2018, employees in the horticulture and transportation departments at Wynn Las Vegas voted to be represented by the International Brotherhood of Teamsters. Wynn Las Vegas entered into a collective bargaining agreement with the Teamsters effective July 21, 2021 through July 21, 2024, covering approximately 140 employees.

Effective as of April 2021, Encore Boston Harbor entered into a collective bargaining agreement with UNITE HERE Local 26 affiliated with UNITE HERE and International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers, Local 25. The collective bargaining agreement covers approximately 1,300 non-gaming employees at Encore Boston Harbor, and expires in April 2023. Effective as of July 2021, Encore Boston Harbor entered into a collective bargaining agreement with Local 103, International Brotherhood of Electrical Workers, AFL-CIO. The collective bargaining agreement covers approximately 100 maintenance employees at Encore Boston Harbor, and expires in June 2024.

In September 2021, the security officers at Encore Boston Harbor voted to be represented by the United Government Security Officers of America, Local 295 ("USGOA”). Encore Boston Harbor is in the process of negotiating an initial collective bargaining agreement with USGOA, which will cover approximately 130 employees at the facility.

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
•restrictions or conditions on visitation by citizens of PRC and other regions to Macau;

•the impact on the travel and leisure industry from factors such as an outbreak of an infectious disease, including the COVID-19 pandemic, public incidents of violence, riots, demonstrations, extreme weather patterns or natural disasters, military conflicts, civil unrest, and any future security alerts and/or terrorist attacks;
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
•factors affecting the development and success of new gaming and resort properties (such as limited labor resources, government labor and gaming policies, transportation infrastructure, supply chain disruptions, cost increases, environmental regulation, and our ability to secure necessary permits and approvals);
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

Risks Related to our Business

The COVID-19 pandemic has had and will likely continue to have an adverse effect on our business, operations, financial condition and operating results, and the ability of our subsidiaries to pay dividends and distributions.
In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified and has since then spread around the world. The COVID-19 pandemic and the spread, and risk of resurgence, of COVID-19 and related variants may continue to negatively impact many aspects of our business and the ability and desire of people to travel and participate in activities at crowded indoor places, such as those we offer at our properties.
In response to and as part of a continuing effort to reduce the initial spread of COVID-19, each of our properties was closed temporarily pursuant to government directives. Since reopening, we have implemented certain COVID-19 specific protective measures at each location. Although all of our properties are currently open, we cannot predict whether future closures, in full or in part, will occur. For example, in response to an increase in COVID-19 cases in Massachusetts, on November 2, 2020, the Governor of Massachusetts issued a directive limiting the operating hours of certain businesses, including restaurants and casinos, effective November 6, 2020. Encore Boston Harbor modified its hours of operation as a result of this directive, which was subsequently lifted on January 25, 2021.
Visitation to our properties and gross gaming revenues significantly decreased following the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, broad quarantine measures, travel restrictions and advisories, including recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and in Macau, the suspension or reduced availability of the IVS, group tour scheme and other travel visas for visitors. While some of the initial protective measures and restrictions have eased since their initial implementation, certain border control, travel-related restrictions and conditions, including COVID-19 testing and other procedures remain in place in Macau. Given the evolving conditions created by and in response to the COVID-19 pandemic, we are currently unable to determine when all travel-related restrictions and conditions will be fully lifted. Measures that have been lifted or are expected to be lifted may be reintroduced if there are adverse developments in the COVID-19 situation. Moreover, once travel advisories and restrictions are fully lifted, demand for casino resorts may remain weak for a significant length of time and inbound tourism to Macau may be slow to recover. We cannot predict when, or even if, operating results at our properties in Macau will return to pre-outbreak levels. In particular, consumer behavior related to discretionary spending and traveling, including demand for casino resorts, may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of the COVID-19 pandemic. In addition, we cannot predict the impact that the COVID-19 pandemic will have on our partners, such as tenants, travel agencies, suppliers and other vendors, which may adversely impact our operations or planned development projects.
Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of containment measures, the impact on our results of operations, cash flows and financial condition in 2022 and potentially thereafter may be material, but cannot be reasonably estimated at this time. To the extent the COVID-19 pandemic adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks related to our business, including those relating to our ability to raise capital, our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants or other restrictions contained in the agreements that govern our indebtedness. In addition, the COVID-19 pandemic has significantly increased global economic and demand uncertainty. Global recovery from the economic fallout of the COVID-19 pandemic could take many years, which could continue to adversely impact our financial condition and operations.

Laws and regulations in the jurisdictions in which we operate can be changed or interpreted differently in the future.
Our operations are exposed to the risk of changes in laws and policies of the jurisdictions in which we operate. In addition, those laws and regulations could be interpreted differently in the future. We cannot predict the future likelihood or outcome of legislation or referendums in jurisdictions where we operate or the impact of those changes on our business, financial condition, results of operations and cash flows. For example, on January 18, 2022, the Macau authorities published proposed amendments to the Macau gaming law. These amendments contemplate, for example, the awarding of up to six gaming concessions with a term up to ten years with a maximum three-year extension possible, an increase in the minimum capital requirement applicable to concession holders to 5 billion Macau patacas (approximately $623 million), and a prohibition on revenue sharing arrangements between gaming promoters and concession holders. Until the adoption of final revisions to the Macau gaming law by the Macau authorities, we cannot predict the amendments that will ultimately be adopted and whether such amendments will have a material impact on our business, financial condition, results of operations, and cash flows.

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations. The cost of compliance or failure to comply with such regulations and authorities could have a negative effect on our business, and if we fail to obtain regulatory approvals to operate in new jurisdictions, our growth prospects may be limited.
The operations of our resorts and digital sports betting and casino offerings are contingent upon our obtaining and maintaining all necessary licenses, permits, approvals, registrations, findings of suitability, orders and authorizations in the jurisdictions in which our resorts are located. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The NGC may require the holder of any debt or securities that we, the registered intermediary subsidiaries, or Wynn Las Vegas, LLC issue to file applications, be investigated and be found suitable to own such debt or securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.
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
Each of these regulatory authorities has extensive power to license and oversee the operations of our casino resorts and digital offerings and has taken action and could take action against the Company and its related licensees, including actions that could affect the ability or terms upon which our subsidiaries hold their gaming licenses and concessions, and the suitability of the Company to continue as a stockholder of those affiliates.
Furthermore, our ability to grow our digital sports betting and casino business will depend on our ability to obtain and maintain regulatory approvals to offer our product offerings in a large number of jurisdictions or in heavily populated jurisdictions. If we fail to obtain and maintain regulatory approvals in large jurisdictions or in a greater number of mid-market jurisdictions, this may prevent us from expanding the footprint of our product offerings, increasing our customer base and/or generating revenues. We cannot be certain that we will be able to obtain and maintain the regulatory approvals necessary to conduct our online sports betting and online casino operations. Any failure to obtain and maintain such regulatory approvals could have a material adverse effect on Wynn Interactive’s business, financial condition, results of operations and prospects.
In addition, even if such regulatory approvals are obtained and/or maintained, certain states’ sports betting laws limit online sports betting to a finite number of retail operators, such as casinos, tribes or tracks. A “skin” is a legal authorization from a state that provides a market access opportunity for mobile operators to offer online sports betting services pursuant to a relationship with a casino, tribe or track. The entities that control those “skins,” and the numbers of “skins” available, are typically determined by a state’s sports betting law. In most of the jurisdictions in which we offer or may offer sports betting and our online casino, we currently and in the future may rely on a retail/physical casino, tribe or track to get a “skin.” These “skins” are what allows us to gain access to jurisdictions where online operators are required to have a retail relationship. We will be dependent on strategic relationships with certain retail operators in order to be able to offer our products in such states. If we cannot establish, renew or manage our relationships, our relationships could terminate and we would not be allowed to operate in those jurisdictions unless and until we enter into new relationships. As a result, Wynn Interactive’s business, financial condition and results of operations could be adversely affected.

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
Consumer demand for hotels, casino resorts, trade shows, conventions and for the type of luxury amenities that we offer is particularly sensitive to downturns in the economy, which adversely affect discretionary spending on leisure activities. Because a significant number of our customers come from the PRC, Hong Kong and Taiwan, the economic condition of Macau and its surrounding region, in particular, affects the gaming industry in Macau and our Macau Operations. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, high unemployment, perceived or actual changes in disposable consumer income and wealth, inflationary pressure, economic recession, changes in consumer confidence in the economy, fears of war and acts of terrorism could reduce customer demand for the luxury amenities and leisure activities we offer and may negatively impact our operating results.

Demand for our products and services may be negatively impacted by strained international relations, economic disruptions, visa and travel restrictions or difficulties, anti-corruption campaigns, restrictions on international money transfers and other policies or campaigns implemented by regional governments.
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
We are currently entirely dependent upon our Macau Operations, Las Vegas Operations and Encore Boston Harbor for all of our operating cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties or greater geographic diversification. The risks to which we have a greater degree of exposure include changes in local economic and competitive conditions; changes in local and state governmental laws and regulations, including gaming laws and regulations, and the way in which those laws and regulations are applied; natural and other disasters, including the potential effects of climate change such as severe storms, hurricanes, typhoons, rising sea levels, severe drought, or the outbreak of infectious diseases such as COVID-19; an increase in the cost of maintaining our properties; a decline in the number of visitors to Las Vegas, Macau or Boston; and a decrease in gaming and non-casino activities at our resorts. Any of these factors could negatively affect our results of operations and our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.
We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. For example, WML's board of directors concluded not to recommend the payment of a dividend with respect to the years ended December 31, 2021, 2020 and 2019 due to the financial impact of the COVID-19 pandemic. Currently, there is no certainty as to whether the WML board of directors will recommend a payment of dividend for 2022. If the COVID-19 pandemic continues to interrupt our gaming operations or visitation to Macau or if the outbreak escalates, it may continue to have an adverse effect on our subsidiaries' results of operations and their ability to pay dividends or distributions to us in the future.
Our subsidiaries' payments to us will be contingent upon their earnings and upon other business considerations, and may be impacted by potential changes in laws and regulations. In addition, our subsidiaries' debt instruments and other agreements limit or prohibit certain payments of dividends or other distributions to us. We expect that future debt instruments for the financing of our other developments will contain similar restrictions. An inability of our subsidiaries to pay us dividends and distributions would have a significant negative effect on our liquidity.

Our casino, hotel, convention and other facilities and offerings face intense competition, which may increase in the future.
General. The casino/hotel industry is highly competitive. Increased competition could result in a loss of customers which may negatively affect our cash flows and results of operations.
Macau Operations. There are three gaming concessions and three subconcessions authorized by the Macau government for the operation of casinos in Macau, of which we hold one of the gaming concessions. Although the Macau government has indicated that it intends to grant only six concessions when the current concessions and subconcessions terminate, if the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Several of the current concessionaires and subconcessionaires have opened facilities in the Cotai area over the past few years, which has significantly increased gaming and non-gaming offerings in Macau, with continued development and further openings in Cotai expected in the near future.
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
Las Vegas Operations and Encore Boston Harbor. Our Las Vegas Operations compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors. There are currently several large-scale integrated resort projects either recently completed or under development in the vicinity of our Las Vegas Operations, which may present increased competition in the future. Wynn Las Vegas also competes with other casino/hotel facilities in other cities. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization or expansion of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers away from Wynn Las Vegas. Encore Boston Harbor competes with other casinos in the northeastern United States. Additional competition in the northeast region as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes may harm our business. As competing properties and new markets are opened, our operating results may be negatively impacted.
Wynn Interactive. A number of established, well-financed companies producing online gaming and/or interactive entertainment products and services compete with our digital sports betting and casino offerings, and other well-capitalized companies may introduce competitive services. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. Such competitors may also undertake more far-reaching and successful product development efforts or marketing campaigns or may adopt more aggressive pricing policies. Furthermore, new competitors, whether licensed or not, may enter the online sports betting and online casino industries. There has also been considerable consolidation among competitors in the entertainment and gaming industries and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, acquire our key partners or third party providers, decrease cost per user acquisition, expand offerings and broaden their geographic scope of operations. If we are not able to maintain or improve our market share, or if our offerings are not accepted by the markets in which we operate, our digital sports betting and casino business could suffer.

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
In addition to the construction and regulatory risks associated with our current and future construction projects, we cannot assure you that the level of consumer demand for our casino resorts or for the type of luxury amenities that we will offer will meet our expectations. The operating results of our new projects may be materially different than the operating results of our current integrated resorts due to, among other reasons, differences in consumer and corporate spending and preferences in new geographic areas, increased competition from other markets or other developments that may be beyond our control. In addition, our new projects may be more sensitive to certain risks, including risks associated with downturns in the economy, and risks associated with disruptions of the supply chains through which we obtain construction materials and furniture, fixtures, and equipment, than the resorts we currently operate. The demands imposed by new developments on our managerial, operational and other resources may impact our operation of our existing resorts. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or otherwise affect the design and features of our projects. If any of these issues were to occur, it could adversely affect our prospects, financial condition, or results of operations.

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
We are subject to taxation by various governments and agencies in the jurisdictions in which we operate. Changes in the laws and regulations related to taxation, including changes in the rates of taxation, the amount of taxes we owe and the time when income is subject to taxation, our ability to claim U.S. foreign tax credits, failure to renew our Macau dividend agreement and Macau income tax exemption on gaming profits and the imposition of foreign withholding taxes could change our overall effective rate of taxation.

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
Our business uses and transmits large volumes of employee and customer data, including credit card numbers and other personal information in various information systems that we maintain in areas such as human resources outsourcing, website hosting, and various forms of electronic communications. Our customers and employees have a high expectation that we will adequately protect their personal information. Our collection and use of personal data are governed by privacy laws and regulations, and privacy law is an area that changes often and varies significantly by jurisdiction. For example, the European Union (EU)'s General Data Protection Regulation ("GDPR") requires companies to meet stringent requirements regarding the handling of personal data. The GDPR captures data processing by non-EU firms with no EU establishment as long as firms' processing relates to "offering goods or services" or the "monitoring" of individuals in the EU. In addition to governmental regulations, there are credit card industry standards or other applicable data security standards we must comply with as well. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. For example, failure to meet the GDPR requirements could result in penalties of up to four percent of worldwide revenue. Any misappropriation of confidential or personally identifiable information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees and investors. Laws in the United States in this area are also developing quickly. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. Some states, such as California, Virginia and Colorado, have adopted privacy laws. Such adoption may indicate a trend for further legislation across all states.

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

If we are unable to secure an extension or renewal of our concession, or a new concession, by June 26, 2022, our business and financial condition would experience material adverse effects.
The term of our concession agreement with the Macau government ends on June 26, 2022. Unless the term of our concession agreement is extended or renewed or we receive a new gaming concession or other right to operate gaming at our resorts in Macau, subject to any separate arrangement with the Macau government, all of our gaming operations and related equipment in Macau will be automatically transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations at the end of the term of our concession agreement. The failure to extend or renew our concession or obtain a new concession would have a material adverse effect on our results of operations.
In addition, under the indentures governing the Company's $4.7 billion aggregate principal amount of WML Senior Notes and the facility agreement governing the WM Cayman II Revolver, upon the occurrence of any event after which the Company does not own or manage casino or gaming areas or operate casino games of fortune and chance in Macau in substantially the same manner as of the issue date of the respective senior notes or the date of the facility agreement, for a period of 10 consecutive days or more in the case of the WML Senior Notes or a period of 30 consecutive days or more in the case of the WM Cayman II Revolver, and such event has a material adverse effect on the financial condition, business, properties or results of operations of WML and its subsidiaries, taken as a whole, holders of the WML Senior Notes can exercise the Special Put Option, and the WM Cayman II Revolver would incur a Property Mandatory Prepayment Event. In such event, there is no certainty that we would be able to secure financing to repay the WML Senior Notes and the WM Cayman II Revolver on acceptable terms or at all. Such repayment would have a material adverse effect on our financial condition and results of operations.

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

We have historically depended on gaming promoters to generate gaming revenue and our ability to maintain or grow our gaming revenues could be adversely affected by the termination of our agreements with gaming promoters.
A gaming promoter, also known colloquially as a junket representative, is a person or entity who, for the purpose of promoting casino gaming activity, arranges customer transportation and accommodations, and provides credit in their sole discretion, food and beverage services and entertainment in exchange for commissions or other compensation from a concessionaire. As of December 31, 2021, we do not have any agreements in place with gaming promoters.
Although the portion of our gaming revenue in Macau that has been generated by clientele of our gaming promoters has decreased in the last several years, gaming revenue from that clientele remains important. There is intense competition among casino operators in Macau for premium customers. Our ability to maintain or grow our gaming revenues may be adversely affected by the termination of our agreements with gaming promoters and we will have to seek alternative ways of developing relationships with premium customers. Furthermore, on November 19, 2021, Macau’s Court of Final Appeal ruled that gaming concessionaires may be held jointly liable with gaming promoters for deposits made with gaming promoters. If any of our former gaming promoters violated Macau gaming laws while on our premises, the Macau government may, in its discretion, take enforcement action against us, the gaming promoter, or each concurrently, and we may be sanctioned and our reputation could be harmed.

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
Wynn Macau, Limited, an indirect majority owned subsidiary of Wynn Resorts and the developer, owner and operator of Wynn Macau and Wynn Palace, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited in October 2009. As of December 31, 2021, Wynn Resorts owns approximately 72% of Wynn Macau, Limited's ordinary shares of common stock. As a result of Wynn Macau, Limited having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of Wynn Macau, Limited may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of Wynn Macau, Limited. Decisions that could have different implications for Wynn Resorts and Wynn Macau, Limited, including contractual arrangements that we have entered into or may in the future enter into with Wynn Macau, Limited, may give rise to the appearance of a potential conflict of interest.

The Macau government has established a maximum number of gaming tables that can be operated in Macau and has limited the number of new gaming tables at new gaming areas in Macau.
As of December 31, 2021, we had a total of 323 table games at Wynn Palace and 331 at Wynn Macau approved by the Macau's DICJ. The mix of table games in operation at Wynn Palace and Wynn Macau changes from time to time as a result of marketing and operating strategies in response to changing market demand and industry competition. Failure to shift the mix of our table games in anticipation of market demands and industry trends may negatively impact our operating results.

Risks Related to Share Ownership and Stockholder Matters

Certain stockholders are able to exert significant influence over our operations and future direction.
As of December 31, 2021, Elaine P. Wynn owned approximately 8% of our outstanding common stock. As a result, Elaine P. Wynn may be able to exert influence over all matters requiring our stockholders' approval, including the approval of significant corporate transactions. On August 3, 2018, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Elaine P. Wynn regarding the composition of the Company's Board of Directors and certain other matters, including, among other things, the appointment of Mr. Philip G. Satre to the Company's Board of Directors, standstill restrictions, releases, non-disparagement and reimbursement of expenses. The term of the Cooperation Agreement expires on the date that Phil Satre no longer serves as Chair of the Board, unless earlier terminated pursuant to the circumstances described in the Cooperation Agreement.

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
We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2021, we had total outstanding debt of approximately $12.00 billion, which includes a portion of the funds we expect to need for the development and construction of our current projects. We may, however, incur additional indebtedness in connection with the construction of these projects. See Item 1—Business "Our Resorts." In addition, we are permitted to incur additional indebtedness if certain conditions are met, including conditions under our WM Cayman II Revolver, our WRF Credit Facilities, and our indentures in connection with other future potential development plans.
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
The interest rates of certain of our credit agreements are tied to the London Interbank Offered Rate, or LIBOR. On March 5, 2021, the United Kingdom Financial Conduct Authority announced that LIBOR would cease as a benchmark rate by June 30, 2023. Accordingly, we will need to renegotiate our credit agreements extending beyond June 30, 2023 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with a new reference rate, such as the Secured Overnight Financing Rate ("SOFR").

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table presents our significant land holdings. We own or have obtained the right to use these properties. We also own or lease various other improved and unimproved properties which may be used for development projects.

Property	Approximate Acres	Location

Macau Operations (1)
Wynn Palace	51	Located in the Cotai area of Macau.
Wynn Macau	16	Located in downtown Macau's inner harbor.
	67

Las Vegas Operations
Wynn Las Vegas (main parcel)	75	Located at the intersection of Las Vegas Boulevard and Sands Avenue.
Golf course land (2)	128	Located adjacent to Wynn Las Vegas.
Meeting and Convention Expansion	12	Located adjacent to Wynn Las Vegas.
Employee parking lot and office building	18	Located across Sands Avenue.
Office building	5	Located adjacent to golf course land.
	238

Encore Boston Harbor	34	Located in Everett, Massachusetts, adjacent to Boston along the Mystic River.

Other (3)	54	Located in Las Vegas, Nevada, and Everett, Massachusetts.
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
(3) Includes approximately 38 acres of land on the Las Vegas Strip directly across from Wynn Las Vegas, and approximately 16 acres of land adjacent to Encore Boston Harbor in Everett, Massachusetts. This land may be used for future development.

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

On May 6, 2020, the Company announced that its Board of Directors had suspended its quarterly dividend program due to the financial impact of the COVID-19 pandemic. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant.

On February 11, 2021, the Company completed a registered public offering of 7,475,000 newly issued shares of its common stock, par value $0.01 per share, at a price of $115.00 per share for proceeds of $841.9 million, net of $17.7 million in underwriting discounts and commissions. The Company used $716.0 million of the proceeds from the equity offering to repay the then outstanding borrowings under the WRF Revolver, and used the remaining net proceeds for general corporate purposes.

Holders

There were approximately 140 holders of record of our common stock as of February 16, 2022. This number does not include an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies.

Issuer Purchases of Equity Securities

The following table summarizes the shares repurchased in satisfaction of tax withholding obligations on vested restricted stock during the quarter ended December 31, 2021:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
October 31, 2021	450	$90.58	$41
November 30, 2021	22,736	$90.33	$2,054
December 31, 2021	9,011	$82.48	$743

None of the foregoing repurchases that occurred during the three months ended December 31, 2021 were part of the Company's publicly announced repurchase program. As of December 31, 2021, we had $800.1 million in repurchase authority under the program.

For more information on the Company's publicly announced repurchase program, see Item 8—"Financial Statements and Supplementary Data," Note 8, "Stockholders' Equity (Deficit)."

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500") and the Dow Jones US Gambling Index. The performance graph assumes that $100 was invested on December 31, 2016 in each of the Company's common stock, the S&P 500 and the Dow Jones US Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Discussion of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Overview

We are a designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming, all supported by an unparalleled focus on our guests, our people, and our community. Through our approximately 72% ownership of Wynn Macau, Limited ("WML"), we operate two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas. Additionally, we are a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). We refer to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as our Las Vegas Operations. On June 23, 2019, we opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts. In addition, we hold an approximately 74% interest in Wynn Interactive Ltd. ("Wynn Interactive"), which operates our digital sports betting and casino gaming business.

Recent Developments Related to COVID-19

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Beginning in June 2020, certain restrictions and conditions have eased to allow for visitation to Macau as some regions continue to recover from the COVID-19 pandemic. Quarantine-free travel, subject to COVID-19 safeguards such as testing and the usual visa requirements, has been reintroduced between Macau and most areas and cities within the PRC, and in September 2020, PRC authorities fully resumed the IVS exit visa program, which permits individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes. While total visitation from PRC to Macau increased meaningfully in 2021 compared to 2020, total visitation from PRC to Macau remained 74.8% below 2019 levels. Given the evolving conditions created by and in response to the COVID-19 pandemic, measures that have been lifted may be reintroduced if there are adverse developments in the COVID-19 situation in Macau and other regions with access to Macau, and the Company is currently unable to determine when protective measures and the suspension of certain offerings in effect at our Macau Operations will be lifted. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

Las Vegas Operations and Encore Boston Harbor

In response to the COVID-19 outbreak, the Company’s Las Vegas Operations and Encore Boston Harbor each implemented certain COVID-19 specific protective measures, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings. Over the course of the twelve months ended December 31, 2021, the Company's Las Vegas Operations and Encore Boston Harbor have each incrementally resumed full operations, including reopening gaming areas to 100% of capacity and restoring seven-day-per-week hotel operations, as permitted by governmental authorities and in response to increased customer demand. Given the evolving conditions created by and in response to the COVID-19 pandemic, measures that have been lifted may be reintroduced if there are adverse developments in the COVID-19 situation, and management cannot reasonably estimate the impact of such developments to the Company's future results of operations, cash flows, or financial condition.

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

In January 2022, the Macau government published a draft of its proposed revisions to the gaming law. The Company is monitoring developments with respect to the Macau government's concession renewal or extension process, and at this time believes that its concession will be renewed or extended beyond June 26, 2022. The failure to extend or renew the Company's concession or obtain a new concession and the resulting ability of the WML Senior Note holders to exercise the Special Put Option and triggering of the Property Mandatory Prepayment Event would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

Results of Operations

Summary annual results

The following table summarizes our financial results for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues	$3,763,664	$2,095,861	$1,667,803	79.6
Net loss attributable to Wynn Resorts, Limited	(755,786)	(2,067,245)	(1,311,459)	(63.4)
Diluted net loss per share	(6.64)	(19.37)	(12.73)	(65.7)
Adjusted Property EBITDA (1)	569,441	(324,305)	893,746	NM
NM - not meaningful.
(1) See Item 8—"Financial Statements and Supplemental Data," Note 20, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net loss attributable to Wynn Resorts, Limited.

The increase in operating revenues for the year ended December 31, 2021 was primarily driven by increases of $377.6 million, $151.4 million, $755.7 million, and $329.9 million from Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively, as a result of increased mass market gaming volumes at Wynn Palace and Wynn Macau, and increased gaming volumes at our Las Vegas Operations and Encore Boston Harbor, respectively, as well as increases in hotel occupancy, nightlife offerings, and covers at restaurants at our Las Vegas Operations. In addition, each of the Company's properties was subject to partial or full closure for varying lengths of time during 2020.

The decrease in net loss attributable to Wynn Resorts, Limited for the year ended December 31, 2021 was primarily related to increased operating revenues at our integrated resort properties, partially offset by increased operating expenses primarily due to increased gaming tax expense driven by the increase in casino revenues at each property, increased marketing and promotional expenses at Wynn Interactive, and higher operating costs associated with higher business volumes at our resort properties in general.

The increase in Adjusted Property EBITDA for the year ended December 31, 2021 was primarily driven by increased operating revenues at our integrated resort properties, partially offset by an increase in operating expenses. Adjusted Property EBITDA increased $241.3 million, $91.4 million, $587.2 million, and $233.8 million at Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively, and decreased $260.0 million at Wynn Interactive.

Financial results for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Operating revenues

The following table presents our operating revenues (in thousands):

	Years Ended December 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$883,007	$505,420	$377,587	74.7
Wynn Macau	626,015	474,657	151,358	31.9
Total Macau Operations	1,509,022	980,077	528,945	54.0
Las Vegas Operations	1,503,681	747,947	755,734	101.0
Encore Boston Harbor	691,523	361,666	329,857	91.2
Wynn Interactive	59,438	6,171	53,267	863.2
	$3,763,664	$2,095,861	$1,667,803	79.6

The following table presents our casino and non-casino operating revenues (in thousands):

	Years Ended December 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$2,133,420	$1,237,230	$896,190	72.4
Non-casino revenues:
Rooms	592,571	307,973	284,598	92.4
Food and beverage	633,911	329,584	304,327	92.3
Entertainment, retail and other	403,762	221,074	182,688	82.6
Total non-casino revenues	1,630,244	858,631	771,613	89.9
	$3,763,664	$2,095,861	$1,667,803	79.6

Casino revenues for the year ended December 31, 2021 were 56.7% of operating revenues, compared to 59.0% for the same period of 2020. Non-casino revenues for the year ended December 31, 2021 were 43.3% of operating revenues, compared to 41.0% for the same period of 2020.

Casino revenues

Casino revenues increased primarily due to increased table drop, table games win and slot machine win at our Las Vegas Operations and Encore Boston Harbor, and increased mass market table drop and table games win at our Macau Operations. Our Las Vegas Operations were closed to the public from March 17, 2020 until June 4, 2020. Encore Boston Harbor was closed to the public from March 15, 2020 until July 10, 2020. Our casino operations in Macau were closed for a 15-day period in February 2020. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Years Ended December 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Macau Operations (1):
Wynn Palace:
Total casino revenues	$677,917	$368,284	$309,633	84.1
VIP:
Average number of table games	93	99	(6)	(6.1)
VIP turnover	$6,435,947	$9,631,018	$(3,195,071)	(33.2)
VIP table games win	$253,767	$168,435	$85,332	50.7
VIP win as a % of turnover	3.94%	1.75%	2.19
Table games win per unit per day	$7,443	$4,850	$2,593	53.5
Mass market:
Average number of table games	229	212	17	8.0
Table drop	$2,415,841	$1,242,100	$1,173,741	94.5
Table games win	$540,234	$299,181	$241,053	80.6
Table games win %	22.4%	24.1%	(1.7)
Table games win per unit per day	$6,463	$4,009	$2,454	61.2
Average number of slot machines	710	591	119	20.1
Slot machine handle	$1,454,577	$999,942	$454,635	45.5
Slot machine win	$58,152	$39,175	$18,977	48.4
Slot machine win per unit per day	$224	$188	$36	19.1
Wynn Macau:
Total casino revenues	$476,999	$344,595	$132,404	38.4
VIP:
Average number of table games	81	89	(8)	(9.0)
VIP turnover	$5,488,118	$5,841,627	$(353,509)	(6.1)
VIP table games win	$155,064	$185,059	$(29,995)	(16.2)
VIP win as a % of turnover	2.83%	3.17%	(0.34)
Table games win per unit per day	$5,250	$5,925	$(675)	(11.4)
Mass market:
Average number of table games	240	225	15	6.7
Table drop	$2,230,348	$1,384,537	$845,811	61.1
Table games win	$412,753	$259,361	$153,392	59.1
Table games win %	18.5%	18.7%	(0.2)
Table games win per unit per day	$4,720	$3,279	$1,441	43.9
Average number of slot machines	587	504	83	16.5
Slot machine handle	$1,057,303	$830,785	$226,518	27.3
Slot machine win	$35,483	$31,153	$4,330	13.9
Slot machine win per unit per day	$166	$176	$(10)	(5.7)

	Years Ended December 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Las Vegas Operations (2):
Total casino revenues	$426,440	$236,826	$189,614	80.1
Average number of table games	210	214	(4)	(1.9)
Table drop	$1,842,792	$1,127,309	$715,483	63.5
Table games win	$407,195	$238,490	$168,705	70.7
Table games win %	22.1%	21.2%	0.9
Table games win per unit per day	$5,323	$3,873	$1,450	37.4
Average number of slot machines	1,688	1,703	(15)	(0.9)
Slot machine handle	$4,379,421	$2,452,811	$1,926,610	78.5
Slot machine win	$297,548	$159,387	$138,161	86.7
Slot machine win per unit per day	$483	$325	$158	48.6
Poker rake	$14,552	$3,264	$11,288	345.8
Encore Boston Harbor (3):
Total casino revenues	$552,064	$287,525	$264,539	92.0
Average number of table games	189	182	7	3.8
Table drop	$1,267,908	$697,873	$570,035	81.7
Table games win	$273,174	$147,512	$125,662	85.2
Table games win %	21.5%	21.1%	0.4
Table games win per unit per day	$3,959	$3,256	$703	21.6
Average number of slot machines	2,387	2,159	228	10.6
Slot machine handle	$4,377,181	$2,303,582	$2,073,599	90.0
Slot machine win	$358,827	$180,207	$178,620	99.1
Slot machine win per unit per day	$412	$335	$77	23.0
Poker rake	$—	$5,105	$(5,105)	(100.0)
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

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Years Ended December 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$69,022	$46,110	$22,912	49.7
Occupancy	58.5%	29.8%	28.7
ADR	$182	$235	$(53)	(22.6)
REVPAR	$107	$70	$37	52.9
Wynn Macau:
Total room revenues (dollars in thousands)	$50,492	$39,111	$11,381	29.1
Occupancy	58.8%	34.8%	24.0
ADR	$213	$276	$(63)	(22.8)
REVPAR	$125	$96	$29	30.2
Las Vegas Operations (1):
Total room revenues (dollars in thousands)	$425,777	$202,073	$223,704	110.7
Occupancy	69.5%	49.6%	19.9
ADR	$386	$319	$67	21.0
REVPAR	$268	$158	$110	69.6
Encore Boston Harbor (2) (3):
Total room revenues (dollars in thousands)	$47,280	$20,679	$26,601	128.6
Occupancy	85.2%	74.5%	10.7
ADR	$328	$294	$34	11.6
REVPAR	$279	$219	$60	27.4
(1) Wynn Las Vegas closed on March 17, 2020 and reopened on June 4, 2020.
(2) Encore Boston Harbor closed on March 15, 2020 and reopened on July 10, 2020.
(3) Encore Boston Harbor room statistics have been computed based on 250 days and 141 days of operation in the years ended December 31, 2021 and 2020, respectively, representing the number of nights hotel rooms were offered for sale to the public. The property reopened its hotel tower to seven days per week as of September 1, 2021.

Room revenues increased $284.6 million, primarily due to higher occupancy at each of our properties and higher ADR at our Las Vegas Operations and Encore Boston Harbor, and the closures of our Las Vegas Operations from March 17, 2020 until June 4, 2020 and Encore Boston Harbor from March 15, 2020 until July 10, 2020, resulting from the adverse effects of the COVID-19 pandemic.

Food and beverage revenues increased $304.3 million, primarily due to increased covers at our restaurants and an increase in nightlife offerings at our Las Vegas Operations as a result of ongoing recovery from the effects of COVID-19.

Entertainment, retail and other revenues increased $182.7 million, primarily due to an increase in visitation to our Macau Operations, our Las Vegas Operations and Encore Boston Harbor as a result of ongoing recovery from the effects of COVID-19.

Operating expenses

The table below presents operating expenses (in thousands):

	Years Ended December 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$1,394,098	$1,064,976	$329,122	30.9
Rooms	197,734	172,223	25,511	14.8
Food and beverage	516,391	398,792	117,599	29.5
Entertainment, retail and other	450,358	107,228	343,130	320.0
General and administrative	796,592	720,849	75,743	10.5
Provision for credit losses	29,487	64,375	(34,888)	(54.2)
Pre-opening	6,821	6,506	315	4.8
Depreciation and amortization	715,962	725,502	(9,540)	(1.3)
Property charges and other	50,762	67,455	(16,693)	(24.7)
Total operating expenses	$4,158,205	$3,327,906	$830,299	24.9

Total operating expenses increased $830.3 million compared to the year ended December 31, 2020, primarily due to increased casino, room, food and beverage, entertainment, retail and other, and general and administrative expenses, partially offset by decreased provision for credit losses, depreciation and amortization, and property charges and other expenses.

Casino expenses increased $142.9 million, $59.1 million, $42.8 million, and $84.3 million at Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively. These increases were primarily due to increased gaming tax expense driven by the increase in casino revenues at each property.

Room expenses increased $23.7 million at our Las Vegas Operations. The increase was primarily a result of higher operating costs related to the increase in occupancy.

Food and beverage expenses increased $121.0 million at our Las Vegas Operations. The increase was primarily a result of higher operating costs related to the increase in food and beverage revenues as well as higher nightlife entertainment costs.

Entertainment, retail and other expenses increased primarily due to marketing expenses incurred by Wynn Interactive in connection with the launch of its operations in various states.

General and administrative expenses increased primarily due to an increase in corporate and other general and administrative expenses of $54.8 million, primarily due to a credit of $30.2 million for the net proceeds of a derivative action settlement recognized during the year ended December 31, 2020. In addition, general and administrative expenses increased $11.7 million at Encore Boston Harbor primarily due to the closure of our operations from March 15, 2020 until July 10, 2020.

The provision for credit losses decreased $24.1 million, $8.5 million, and $3.9 million at our Las Vegas Operations, Wynn Palace, and Encore Boston Harbor, respectively. The decreases were primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.

For the years ended December 31, 2021 and 2020, pre-opening expenses totaled $6.8 million and $6.5 million, which primarily related to restaurant remodels at our Las Vegas Operations.

Our property charges and other expenses for the year ended December 31, 2021 consisted primarily of advocacy-related expenses of $12.5 million and impairment of goodwill of $10.3 million at Wynn Interactive, asset abandonments of $9.7 million, $4.2 million, $2.3 million, and $1.8 million at our Las Vegas Operations, Wynn Palace, Encore Boston Harbor, and Wynn Macau, respectively, and other contingency expenses of $8.7 million at Wynn Macau. Our property charges and other expenses for the year ended December 31, 2020 consisted primarily of asset disposals and abandonments of $24.4 million, $12.8 million, and $21.5 million at Wynn Palace, Encore Boston Harbor and Corporate and other, respectively.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Years Ended December 31,
	2021	2020	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$605,562	$557,726	$47,836	8.6
Capitalized interest	—	(1,252)	(1,252)	(100.0)
	$605,562	$556,474	$49,088	8.8

Weighted average total debt balance	$12,195,881	$12,284,646
Weighted average interest rate	4.96%	4.54%

Interest costs increased primarily due to an increase in the weighted average debt balance and the weighted average interest rate. Capitalized interest decreased due to the completion of the meeting and convention expansion in February 2020.

Other non-operating income and expenses

We incurred a foreign currency remeasurement loss of $23.9 million and a gain of $12.8 million for the years ended December 31, 2021 and 2020, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a gain of $15.7 million for the year ended December 31, 2020 to reflect the fair value of our cost method investment at the date we acquired a controlling interest in BetBull Limited.

We recorded a gain of $11.4 million and a loss of $13.1 million for the years ended December 31, 2021 and 2020, respectively, from changes in the fair value of an interest rate collar.

We recorded a $2.1 million loss on extinguishment of debt for the year ended December 31, 2021 related to full prepayments of the Wynn Macau Credit Facilities. We recorded a $4.6 million loss on extinguishment of debt for the year ended December 31, 2020 primarily related to the partial prepayment of the Wynn Macau Term Loan.

Income Taxes

For the years ended December 31, 2021 and 2020, we recorded an income tax expense of $0.5 million and $564.7 million, respectively. The 2021 income tax expense primarily relates to the Macau dividend tax agreement that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA partially offset by a decrease in foreign deferred tax liabilities related to intangibles. The 2020 income tax expense primarily related to the increase in the valuation allowances for U.S foreign tax credits.

In March 2021, the Company received an extension of its Macau dividend tax agreement, providing for a payment of MOP 12.8 million (approximately $1.6 million) for 2021 and MOP 6.3 million (approximately $0.8 million) for the period ending June 26, 2022, the expiration date of the gaming concession agreement.

In April 2020, Wynn Macau SA received an extension of the exemption from Macau's 12% Complementary Tax on casino gaming profits earned from January 1, 2021 to June 26, 2022, the expiration date of the gaming concession agreement. For the years ended December 31, 2021 and 2020, we did not have any casino gaming profits exempt from the Macau Complementary Tax. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau special gaming tax and other levies together totaling 39% in accordance with our concession agreement.

In March 2021, the Financial Services Bureau concluded its review of the 2017 and 2018 Macau income tax returns of Palo with no changes.

In January 2022, the Financial Services Bureau issued final tax assessments for the Company’s Macau income tax returns of Wynn Macau SA for the years 2017 and 2018, while no additional tax was due, adjustments were made to the Company’s tax loss carryforwards.

We have participated in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP") for the 2012 through 2021 tax years and will continue to participate in the IRS CAP for the 2022 tax year.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $256.2 million for the year ended December 31, 2021, compared to net loss of $259.7 million for the year ended December 31, 2020. These amounts are primarily related to the noncontrolling interests' share of net loss from WML.

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

	Years Ended December 31,
	2021	2020	Increase/ (Decrease)
Wynn Palace	$91,646	$(149,647)	$241,293
Wynn Macau	4,209	(87,189)	91,398
Las Vegas Operations	530,878	(56,356)	587,234
Encore Boston Harbor	210,068	(23,762)	233,830
Wynn Interactive	(267,360)	(7,351)	(260,009)

Adjusted Property EBITDA at Wynn Palace and Wynn Macau increased $241.3 million and $91.4 million for the year ended December 31, 2021, respectively, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses. Our casino operations at both Wynn Palace and Wynn Macau were closed for a 15-day period in February 2020.

Adjusted Property EBITDA at our Las Vegas Operations increased $587.2 million for the year ended December 31, 2021, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses. Our Las Vegas Operations closed to the public on March 17, 2020, and reopened on June 4, 2020 on a reduced basis.

Adjusted Property EBITDA at Encore Boston Harbor increased $233.8 million for the year ended December 31, 2021, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses. Encore Boston Harbor closed to the public on March 15, 2020 and reopened on July 10, 2020 on a reduced basis.

Adjusted Property EBITDA at Wynn Interactive was $(267.4) million and $(7.4) million for the years ended December 31, 2021 and 2020, respectively, primarily due to increased marketing and promotional expenses incurred in connection with the launch of its operations in various states.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Years Ended December 31,
Cash Flows - Summary	2021	2020
Net cash used in operating activities	$(222,591)	$(1,072,425)

Net cash used in investing activities:
Capital expenditures, net of construction payables and retention	(290,657)	(290,115)
Purchase of intangible and other assets	(56,034)	—
Cash acquired from business combination	—	4,604
Proceeds from sale of assets and other	4,268	19,752
Net cash used in investing activities	(342,423)	(265,759)

Net cash (used in) provided by financing activities:
Proceeds from issuance of long-term debt	1,340,281	4,691,953
Repayments of long-term debt	(2,488,401)	(2,035,354)
Proceeds from issuance of Wynn Resorts, Limited common stock	841,896	—
Proceeds from issuance of subsidiary common stock	4,662	—
Repurchase of common stock	(13,842)	(11,533)
Finance lease payments	(15,658)	(5,916)
Proceeds from exercise of stock options	—	70
Dividends paid	(1,553)	(108,777)
Payments to acquire ownership interest in subsidiary	(5,433)	(33,621)
Distribution to noncontrolling interest	(18,761)	(6,238)
Payments for financing costs	(31,193)	(27,339)
Net cash (used in) provided by financing activities	(388,002)	2,463,245

Effect of exchange rate on cash, cash equivalents and restricted cash	(2,301)	3,031
(Decrease) increase in cash, cash equivalents and restricted cash	$(955,317)	$1,128,092

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

During the year ended December 31, 2021, the decrease in net cash used in operating activities was primarily due to increased operating revenues, partially offset by an increase in operating expenses and changes in working capital accounts, including a decrease in customer deposits primarily due to withdrawals by gaming promoters. As of December 31, 2021, the Company did not have any agreements in place with gaming promoters.

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

During the year ended December 31, 2021, we incurred capital expenditures of $168.8 million at our Las Vegas Operations primarily related to the Wynn Las Vegas room remodel, and $38.7 million at Encore Boston Harbor, $37.2 million at Wynn Palace, and $25.2 million at Wynn Macau primarily related to maintenance capital expenditures.

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

Financing Activities

During the year ended December 31, 2021, we received proceeds of $841.9 million from our February 2021 equity offering and used $716.0 million of the proceeds from the equity offering to repay the outstanding borrowings under the WRF Revolver. We also paid $464.7 million of outstanding principal owed under the Wynn Macau Term Loan and prepaid the outstanding $1.26 billion of borrowings under the Wynn Macau Credit Facilities along with related financing costs, using proceeds from the borrowing of $1.09 billion under the WM Cayman II Revolver along with $200.0 million of cash. In addition, we borrowed $200.4 million under the WM Cayman II Revolver, and made quarterly amortization payments under the WRF Term Loan totaling $50.0 million.
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

Capital Resources

The COVID-19 pandemic has impacted and is likely to continue to impact, materially, our business, financial condition and results of operations. While we believe our strong liquidity position will enable us to fund our current obligations for the foreseeable future, COVID-19 has resulted in significant disruption, which has had and will likely continue to have a negative impact on our operating income and could have a negative impact on our ability to access capital in the future. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities.

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity. Refer to Item 8—"Financial Statements and Supplementary Data," Note 7, "Long-Term Debt" in the accompanying consolidated financial statements for more information regarding each of the Company's debt agreements. The following table is presented by significant financing entity as of December 31, 2021 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$1,495,727	$212,538
Wynn Resorts Finance, LLC and subsidiaries (1)	380,649	835,600
Wynn Resorts, Limited and other	646,154	—
Total	$2,522,530	$1,048,138
(1) Excluding Wynn Macau, Limited and subsidiaries.

Wynn Macau, Limited and subsidiaries. Wynn Macau, Limited generates cash from our Macau Operations and may utilize proceeds from the WM Cayman II Revolver (discussed further below) to fund short term working capital requirements as needed. We expect to use this cash to fund working capital and capital expenditure requirements at WML and our Macau Operations, and to service our existing WML Senior Notes. WML paid no dividends during 2021 or 2020.

On September 16, 2021, WM Cayman Holdings Limited II ("WM Cayman II"), an indirect wholly owned subsidiary of WML, entered into an unsecured revolving credit facility agreement (the "Facility Agreement") in an aggregate principal amount of $1.50 billion consisting of one tranche in an amount of $312.5 million and one tranche in an amount of HK$9.26 billion (approximately $1.19 billion). WM Cayman II has the ability to upsize the total revolving credit facility by an additional $1.00 billion equivalent under the Facility Agreement and related agreements upon the satisfaction of various conditions.

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

If our portion of our cash and cash equivalents were repatriated to the U.S. on December 31, 2021, it would be subject to minimal U.S. taxes in the year of repatriation.

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

Wynn Las Vegas is currently undergoing its planned room remodel, which we temporarily postponed during 2020. We expect to incur between $90 million and $100 million of remaining project costs related to this remodel, which we expect to complete during the second quarter of 2022.

We are currently reconfiguring the former Le Reve theater space at Wynn Las Vegas. The specially redesigned theater will host an all-new, exclusive theatrical production. We expect to incur between $70 million and $80 million of remaining project costs related to the reconfigured theater and theatrical production, which we anticipate will open during the third quarter of 2022.

We repaid $716.0 million of the outstanding borrowings under the WRF Revolver in February 2021, using proceeds from the February 2021 equity offering described below.

On February 15, 2022, we announced our entry into a sale-leaseback arrangement with respect to certain real estate assets related to Encore Boston Harbor. Upon closing of the related transactions, currently expected to take place in the fourth quarter of 2022 subject to regulatory approvals and customary closing conditions, we expect to receive cash consideration of approximately $1.7 billion in exchange for the sale of such real estate assets to an unrelated third party, and to concurrently enter into a lease agreement whereby the Company will lease such real estate assets for the purpose of continuing to operate the Encore Boston Harbor property. The lease agreement provides for an initial annual minimum rent of $100.0 million for an initial term of 30 years, subject to certain annual rent escalations and renewal provisions. We expect to use the cash proceeds from the sale of the real estate assets for general corporate purposes, which may include the repayment of certain debt obligations.

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

On February 11, 2021, the Company completed a registered public offering of 7,475,000 newly issued shares of its common stock, par value $0.01 per share, at a price of $115.00 per share for proceeds of $841.9 million, net of $17.7 million in underwriting discounts, commissions and other expenses. The Company used $716.0 million of the net proceeds from this equity offering to repay the outstanding borrowings under the WRF revolver in February 2021, and used the remaining net proceeds for general corporate purposes.

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

Our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of December 31, 2021, we had $800.1 million in repurchase authority remaining under the program.

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

Contractual Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2021 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$50,000	$1,937,500	$5,282,766	$4,730,000	$12,000,266
Fixed interest payments	502,975	964,991	593,321	431,640	2,492,927
Estimated variable interest payments (1)	73,418	139,917	36,502	—	249,837
Construction contracts and commitments	139,930	19,163	—	—	159,093
Operating leases	18,106	27,660	17,592	441,640	504,998
Finance leases	17,839	29,398	2,406	63,881	113,524
Employment agreements (2)	62,195	56,543	1,143	—	119,881
Massachusetts surrounding community payments (3)	14,198	29,147	29,996	102,279	175,620
Other (4)	222,200	151,932	39,717	70,781	484,630
Total contractual commitments	$1,100,861	$3,356,251	$6,003,443	$5,840,221	$16,300,776
(1) Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates as of December 31, 2021. Actual rates will vary.
(2) Represents payments to executive officers, other members of management and certain key employees. Employment agreements generally have three to five year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts).
(3) Represents payments to certain communities surrounding Encore Boston Harbor, required as a condition of the gaming license awarded to Wynn MA, LLC.
(4) Other includes open purchase orders, future charitable contributions, fixed gaming tax payments in Macau, performance contracts and other contracts. As further discussed in Item 8—"Financial Statements and Supplementary Data," Note 13, "Income Taxes," we had $141.5 million of unrecognized tax benefits as of December 31, 2021. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2021.

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

Allowance for Credit Losses

A substantial portion of our outstanding receivables relates to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume. Our goal is to maintain strict controls over the issuance of credit and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers issued at our Las Vegas Operations and Encore Boston Harbor are generally legally enforceable instruments in the United States, and United States assets of foreign customers may be used to satisfy judgments entered in the United States.

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

We regularly evaluate our reserve for credit losses based on a specific review of customer accounts and outstanding gaming promoter accounts, taking into consideration the amount owed, the age of the account, the customer's financial condition, management's experience with historical and current collection trends, current economic and business conditions, and management's expectations of future economic and business conditions and forecasts. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received.

The following table presents key statistics related to our casino accounts receivable (dollars in thousands):

	December 31,
	2021	2020
Casino accounts receivable	$199,030	$207,823
Allowance for casino credit losses	$106,958	$98,035
Allowance as a percentage of casino accounts receivable	53.7%	47.2%

The increase in allowance for casino credit losses as shown in the table above is primarily due to the impact of historical collection patterns and expectations of current and future collection trends in light of the COVID-19 pandemic, as well as the specific review of customer accounts. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. Our allowance for credit losses is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the current and expected future state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2021 and 2020, 42.9% and 50.0%, respectively, of our outstanding casino accounts receivable balance originated at our Macau Operations, which include advances to gaming promoters.

As of December 31, 2021, a 100 basis point change in the allowance for credit losses as a percentage of casino accounts receivable would change the provision for credit losses by approximately $2.0 million.

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

During the year ended December 31, 2021, Wynn Palace and Wynn Macau continued to experience disruptions to their respective businesses as a result of the COVID-19 pandemic as noted in Note 1, "Organization and Business." As a result, we concluded that a triggering event occurred at each of these asset groups. We tested our asset groups for recoverability as of December 31, 2021, and concluded no impairment existed at that date as the estimated undiscounted future cash flows exceeded the net carrying amount for each of the asset groups. The tests for recoverability include estimates of future cash flows and the useful lives of our primary assets. These estimates are subjective and may change should the COVID-19 pandemic, including travel restrictions and operating capacity limitations, persist longer than expected. Unfavorable changes in the Company's estimates could require an impairment charge in the future.

The Company tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that this asset may be impaired. The Company’s test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, the Company compares the fair value of its reporting unit to its carrying value. If the estimated fair value exceeds its carrying value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than its carrying amount, goodwill impairment is recorded equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. Most of the Company’s goodwill recorded as of December 31, 2021 and 2020 was the result of an acquisition during the fourth quarter of 2020.

On November 12, 2021, Wynn Resorts announced the termination of a previously announced agreement and plan of merger which contemplated the combination of Wynn Interactive and a special purpose acquisition company. The Company concluded that the termination of the agreement constituted a potential indicator of impairment, and as a result of revisiting its estimated fair value of the reporting units comprising Wynn Interactive based on a combination of the income and market approaches, recognized impairment of $10.3 million during the year ended December 31, 2021.

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

As of December 31, 2021, we had deferred tax assets of $2.5 billion including a foreign tax credit ("FTC") carryforward of $2.0 billion and a deferred tax asset related to interest expense carryforwards of $154.5 million. As of December 31, 2021, we have recorded a valuation allowance of $2.5 billion against the FTC carryforward, disallowed interest expense carryforward and the other deferred tax assets based on our estimate of future realization. In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that the deferred tax assets will be realized. In this assessment, appropriate consideration was given to all positive and negative evidence including recent operating profitability, forecasts of future earnings, ability to carryback, the reversal of net taxable temporary differences, the duration of statutory carryforward periods, and tax planning strategies. As of December 31, 2021 and 2020, the Company no longer relies on forecast of future taxable income due to tax legislation that reduces future sources of taxable income as well as the uncertainty caused by the COVID-19 pandemic and relies solely on the reversal of net taxable temporary differences.

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

The following table provides estimated future cash flow information derived from our best estimates of repayments as of December 31, 2021, of our expected long-term indebtedness and related weighted average interest rates by expected maturity dates. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. Actual rates will vary. Additionally, the potential effect that the proposed LIBOR phaseout could have on our business and financial condition cannot yet be determined (see Item 1A—"Risk Factors," Risks Related to our Indebtedness for further discussion). The one-month LIBOR and HIBOR rates as of December 31, 2021 of 0.10% and 0.15%, respectively, were used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable.

	Years Ending December 31,
	Expected Maturity Date
	2022	2023	2024	2025	2026	Thereafter	Total
	(dollars in millions)
Long-term debt:
Fixed rate	$—	$500.0	$600.0	$2,380.0	$1,000.0	$4,730.0	$9,210.0
Average interest rate	—%	4.3%	4.9%	6.1%	5.5%	5.4%	5.5%
Variable rate	$50.0	$50.0	$787.5	$1,902.8	$—	$—	$2,790.3
Average interest rate	1.9%	1.9%	2.2%	2.9%	—%	—%	2.6%

Interest Rate Sensitivity

As of December 31, 2021, approximately 77.0% of our long-term debt was based on fixed rates. Based on our borrowings as of December 31, 2021, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $22.4 million.

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

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of our Wynn Macau, Limited and Wynn Macau SA debt is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition, and ability to service debt. Based on our balances as of December 31, 2021, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $38.7 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Wynn Resorts, Limited and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wynn Resorts, Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Allowance for Credit Losses on Casino Receivables
Description of the Matter	At December 31, 2021, the Company’s allowance for credit losses on accounts receivable was $111.3 million, primarily consisting of casino receivables. As discussed in Note 2 to the consolidated financial statements, casino receivables primarily consist of credit issued to patrons in the form of markers and advances paid to gaming promoters. The Company records an estimated allowance for credit losses to reduce the Company’s receivables to their carrying amount, which reflects the net amount the Company expects to collect. The Company estimates the allowance based on specific review of customer and outstanding gaming promoter accounts taking into consideration the amount due from the patron and gaming promoters, the age of the account, the customer’s financial condition, as well as management’s experience with historical and current collection trends, current economic and business conditions, and management’s expectations of future economic and business conditions and forecasts.

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

To test the allowance for credit losses, our audit procedures included, among others: testing management’s historical collections analysis by obtaining evidence related to the original issuance of the credit to patrons on a sample of casino accounts receivable and examining support for subsequent settlement, if any; corroborating management’s representations for specific provisions made for certain individual casino patrons with internal data and examination of publicly available information of the customers’ financial condition; evaluating management’s assumptions regarding future collectability in comparison to current business trends, third-party macroeconomic data and peer data; and evaluating management’s use of this information in establishing the allowance for credit losses as of December 31, 2021.

In addition, we performed sensitivity analyses over the Company's significant assumptions and evaluated the overall allowance for credit losses by performing a retrospective analysis of the Company’s historical estimates, which consisted of comparing the Company’s estimates to subsequent settlements and write-offs.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Las Vegas, Nevada
February 28, 2022

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,522,530	$3,482,032
Restricted cash	4,896	—
Accounts receivable, net of allowance for credit losses of $111,319 and $100,329	199,463	200,158
Inventories	69,967	66,285
Prepaid expenses and other	79,061	64,672
Total current assets	2,875,917	3,813,147
Property and equipment, net	8,765,308	9,196,644
Restricted cash	3,641	4,352
Goodwill and intangible assets, net	307,578	278,195
Operating lease assets	371,365	398,594
Other assets	207,017	178,615
Total assets	$12,530,826	$13,869,547
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$170,542	$148,478
Customer deposits	436,388	646,856
Gaming taxes payable	73,173	66,346
Accrued compensation and benefits	206,225	126,846
Accrued interest	132,877	136,421
Current portion of long-term debt	50,000	596,408
Other accrued liabilities	218,675	159,533
Total current liabilities	1,287,880	1,880,888
Long-term debt	11,884,546	12,469,362
Long-term operating lease liabilities	115,187	123,124
Other long-term liabilities	79,428	133,490
Total liabilities	13,367,041	14,606,864
Commitments and contingencies (Note 17)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 131,449,806 and 123,482,836 shares issued; 115,714,943 and 107,888,336 shares outstanding, respectively	1,314	1,235
Treasury stock, at cost; 15,734,863 and 15,594,500 shares, respectively	(1,436,373)	(1,422,531)
Additional paid-in capital	3,502,715	2,598,115
Accumulated other comprehensive income	6,004	3,604
Accumulated deficit	(2,288,078)	(1,532,420)
Total Wynn Resorts, Limited stockholders' deficit	(214,418)	(351,997)
Noncontrolling interests	(621,797)	(385,320)
Total stockholders' deficit	(836,215)	(737,317)
Total liabilities and stockholders' deficit	$12,530,826	$13,869,547

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Operating revenues:
Casino	$2,133,420	$1,237,230	$4,573,924
Rooms	592,571	307,973	804,162
Food and beverage	633,911	329,584	818,822
Entertainment, retail and other	403,762	221,074	414,191
Total operating revenues	3,763,664	2,095,861	6,611,099
Operating expenses:
Casino	1,394,098	1,064,976	2,924,254
Rooms	197,734	172,223	276,095
Food and beverage	516,391	398,792	696,498
Entertainment, retail and other	450,358	107,228	170,206
General and administrative	796,592	720,849	896,670
Provision for credit losses	29,487	64,375	21,898
Pre-opening	6,821	6,506	102,009
Depreciation and amortization	715,962	725,502	624,878
Property charges and other	50,762	67,455	20,286
Total operating expenses	4,158,205	3,327,906	5,732,794
Operating income (loss)	(394,541)	(1,232,045)	878,305
Other income (expense):
Interest income	3,213	15,384	24,449
Interest expense, net of amounts capitalized	(605,562)	(556,474)	(414,030)
Change in derivatives fair value	11,360	(13,060)	(3,228)
Loss on extinguishment of debt	(2,060)	(4,601)	(12,437)
Other	(23,926)	28,521	15,159
Other income (expense), net	(616,975)	(530,230)	(390,087)
Income (loss) before income taxes	(1,011,516)	(1,762,275)	488,218
Provision for income taxes	(474)	(564,671)	(176,840)
Net income (loss)	(1,011,990)	(2,326,946)	311,378
Less: net (income) loss attributable to noncontrolling interests	256,204	259,701	(188,393)
Net income (loss) attributable to Wynn Resorts, Limited	$(755,786)	$(2,067,245)	$122,985
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$(6.64)	$(19.37)	$1.15
Diluted	$(6.64)	$(19.37)	$1.15
Weighted average common shares outstanding:
Basic	113,760	106,745	106,745
Diluted	113,760	106,745	106,985

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$(1,011,990)	$(2,326,946)	$311,378
Other comprehensive income:
Foreign currency translation adjustments, before and after tax	3,477	7,367	376
Total comprehensive income (loss)	(1,008,513)	(2,319,579)	311,754
Less: comprehensive (income) loss attributable to noncontrolling interests	255,127	257,617	(188,498)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$(753,386)	$(2,061,962)	$123,256

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total Wynn Resorts, Limited stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' equity (deficit)
Balances, January 1, 2019	107,232,026	$1,221	$(1,344,012)	$2,457,079	$(1,950)	$921,785	$2,034,123	$(219,334)	$1,814,789
Net income	—	—	—	—	—	122,985	122,985	188,393	311,378
Currency translation adjustment	—	—	—	—	271	—	271	105	376
Exercise of stock options	293,690	3	—	14,693	—	—	14,696	—	14,696
Issuance of restricted stock	472,480	5	—	14,343	—	—	14,348	785	15,133
Cancellation of restricted stock	(43,825)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(590,428)	—	(66,986)	—	—	—	(66,986)	—	(66,986)
Shares of subsidiary repurchased for share award plan	—	—	—	(3,885)	—	—	(3,885)	(1,499)	(5,384)
Cash dividends declared	—	—	—	—	—	(402,952)	(402,952)	(165,835)	(568,787)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(7,745)	(7,745)
Stock-based compensation	—	—	—	30,445	—	—	30,445	3,557	34,002
Balances, December 31, 2019	107,363,943	1,228	(1,410,998)	2,512,676	(1,679)	641,818	1,743,045	(201,573)	1,541,472
Net loss	—	—	—	—	—	(2,067,245)	(2,067,245)	(259,701)	(2,326,946)
Currency translation adjustment	—	—	—	—	5,283	—	5,283	2,084	7,367
Issuance of restricted stock	886,014	9	—	6,711	—	—	6,720	823	7,543
Cancellation of restricted stock	(241,108)	(2)	—	2	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(120,513)	—	(11,533)	—	—	—	(11,533)	—	(11,533)
Cash dividends declared	—	—	—	—	—	(106,993)	(106,993)	44	(106,949)
Wynn Interactive transactions	—	—	—	26,262	—	—	26,262	73,768	100,030
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6,238)	(6,238)
Stock-based compensation	—	—	—	52,464	—	—	52,464	5,473	57,937
Balances, December 31, 2020	107,888,336	1,235	(1,422,531)	2,598,115	3,604	(1,532,420)	(351,997)	(385,320)	(737,317)
Net loss	—	—	—	—	—	(755,786)	(755,786)	(256,204)	(1,011,990)
Currency translation adjustment	—	—	—	—	2,400	—	2,400	1,077	3,477
Issuance of common stock, net of $17.7 million underwriter discounts, commissions and other expenses	7,475,000	75	—	841,821	—	—	841,896	—	841,896
Issuance of restricted stock	518,191	4	—	5,897	—	—	5,901	370	6,271
Cancellation of restricted stock	(26,221)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(140,363)	—	(13,842)	—	—	—	(13,842)	—	(13,842)
Cash dividends declared	—	—	—	—	—	128	128	21	149
Wynn Interactive transactions	—	—	—	(20,211)	—	—	(20,211)	25,372	5,161
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(18,761)	(18,761)
Stock-based compensation	—	—	—	77,093	—	—	77,093	11,648	88,741
Balances, December 31, 2021	115,714,943	$1,314	$(1,436,373)	$3,502,715	$6,004	$(2,288,078)	$(214,418)	$(621,797)	$(836,215)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,011,990)	$(2,326,946)	$311,378
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	715,962	725,502	624,878
Deferred income taxes	(2,706)	562,484	174,190
Stock-based compensation expense	95,238	62,254	40,372
Amortization of debt issuance costs	27,047	28,932	28,954
Loss on extinguishment of debt	2,060	4,601	12,437
Provision for credit losses	29,487	64,375	21,898
Change in derivatives fair value	(11,360)	13,060	3,228
Property charges and other	74,688	38,933	5,122
Increase (decrease) in cash from changes in:
Receivables, net	(29,441)	81,646	(86,712)
Inventories, prepaid expenses and other	(21,499)	27,660	(37,907)
Customer deposits	(207,878)	(192,451)	(134,858)
Accounts payable and accrued expenses	117,801	(162,475)	(61,910)
Net cash (used in) provided by operating activities	(222,591)	(1,072,425)	901,070
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(290,657)	(290,115)	(1,063,293)
Purchase of intangible and other assets	(56,034)	—	(6,000)
Cash acquired from business combination	—	4,604	—
Proceeds from sale of assets and other	4,268	19,752	695
Net cash used in investing activities	(342,423)	(265,759)	(1,068,598)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,340,281	4,691,953	3,893,778
Repayments of long-term debt	(2,488,401)	(2,035,354)	(2,930,015)
Proceeds from issuance of Wynn Resorts, Limited common stock	841,896	—	—
Proceeds from issuance of subsidiary common stock	4,662	—	—
Repurchase of common stock	(13,842)	(11,533)	(66,986)
Finance lease payments	(15,658)	(5,916)	(73)
Proceeds from exercise of stock options	—	70	14,696
Shares of subsidiary repurchased for share award plan	—	—	(5,384)
Dividends paid	(1,553)	(108,777)	(566,521)
Payments to acquire ownership interest in subsidiary	(5,433)	(33,621)	—
Distribution to noncontrolling interest	(18,761)	(6,238)	(7,745)
Payments for financing costs	(31,193)	(27,339)	(32,738)
Net cash (used in) provided by financing activities	(388,002)	2,463,245	299,012
Effect of exchange rate on cash, cash equivalents and restricted cash	(2,301)	3,031	7,485
Cash, cash equivalents and restricted cash:
(Decrease) increase in cash, cash equivalents and restricted cash	(955,317)	1,128,092	138,969
Balance, beginning of period	3,486,384	2,358,292	2,219,323
Balance, end of period	$2,531,067	$3,486,384	$2,358,292

Supplemental cash flow disclosures
Cash paid for interest, net of amounts capitalized	$581,650	$463,458	$373,052
Capitalized stock-based compensation	$5,058	$2,212	$350
Cash paid for income taxes (income tax refunds received)	$1,749	$1,433	$(16,811)
Finance lease liabilities arising from obtaining finance lease assets	$7,423	$56,215	$1,413
Liability settled with shares of common stock	$6,272	$6,720	$15,134
Accounts and construction payables related to property and equipment	$52,647	$62,956	$163,471
Other liabilities related to intangible assets	$5,417	$13,822	$13,945
Financing costs included in accounts payable and other liabilities	$290	$3,116	$1,857
Dividends payable on unvested restricted stock included in other accrued liabilities	$1,846	$3,564	$6,690
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

Wynn Macau features two luxury hotel towers with a total of 1,010 guest rooms and suites, approximately 252,000 square feet of casino space, 14 food and beverage outlets, approximately 31,000 square feet of meeting and convention space, approximately 59,000 square feet of retail space, a performance lake, a rotunda show and recreation and leisure facilities.

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 194,000 square feet of casino space, 32 food and beverage outlets, approximately 513,000 square feet of meeting and convention space, approximately 155,000 square feet of retail space (the majority of which is owned and operated under a joint venture of which the Company owns 50.1%), as well as two theaters, three nightclubs and a beach club and recreation and leisure facilities.

Encore Boston Harbor

On June 23, 2019, the Company opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The property features a luxury hotel tower with a total of 671 guest rooms and suites, approximately 211,000 square feet of casino space, 15 food and beverage outlets, one nightclub, approximately 71,000 square feet of meeting and convention space, and approximately 10,000 square feet of retail space. Public attractions include a waterfront park, floral displays, and water shuttle service to downtown Boston.

Wynn Interactive

Wynn Interactive's subsidiary operates the digital and interactive sports betting app, WynnBET, which is operational in New Jersey, Colorado, Michigan, Virginia, Indiana, Arizona, Tennessee, Louisiana, and New York. In addition, subject to all necessary legislative authorizations and regulatory approvals, Wynn Interactive’s subsidiary has secured market access in Iowa and Ohio. BetBull, a wholly owned subsidiary of Wynn Interactive, operates a digital and interactive sports betting app in the United Kingdom.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Developments Related to COVID-19

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Beginning in June 2020, certain restrictions and conditions have eased to allow for visitation to Macau as some regions continue to recover from the COVID-19 pandemic. Quarantine-free travel, subject to COVID-19 safeguards such as testing and the usual visa requirements, has been reintroduced between Macau and most areas and cities within the PRC, and in September 2020, PRC authorities fully resumed the IVS exit visa program, which permits individual PRC citizens from nearly 50 PRC cities to travel to Macau for tourism purposes. Given the evolving conditions created by and in response to the COVID-19 pandemic, measures that have been lifted may be reintroduced if there are adverse developments in the COVID-19 situation in Macau and other regions with access to Macau, and the Company is currently unable to determine when protective measures and the suspension of certain offerings in effect at our Macau Operations will be lifted. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

Las Vegas Operations and Encore Boston Harbor

In response to the COVID-19 outbreak, the Company’s Las Vegas Operations and Encore Boston Harbor each implemented certain COVID-19 specific protective measures, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection, and suspension of certain entertainment and nightlife offerings. Over the course of the twelve months ended December 31, 2021, the Company's Las Vegas Operations and Encore Boston Harbor have each incrementally resumed full operations, including reopening gaming areas to 100% of capacity and restoring seven-day-per-week hotel operations, as permitted by governmental authorities and in response to increased customer demand. Given the evolving conditions created by and in response to the COVID-19 pandemic, measures that have been lifted may be reintroduced if there are adverse developments in the COVID-19 situation, and management cannot reasonably estimate the impact of such developments to the Company's future results of operations, cash flows, or financial condition.

Liquidity

As of December 31, 2021, the Company had total cash and cash equivalents, excluding restricted cash, of $2.52 billion, and had access to $835.6 million of available borrowing capacity from the WRF Revolver and $212.5 million of available borrowing capacity from the WM Cayman II Revolver (as defined and discussed further in Note 7, "Long Term Debt"). The Company has suspended its dividend program. Given the Company's liquidity position at December 31, 2021 and the steps the Company has taken as further described in Note 7, "Long-Term Debt," the Company believes it is able to support continuing operations and respond to the COVID-19 pandemic challenges.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In January 2022, the Macau government published a draft of its proposed revisions to the gaming law. The Company is monitoring developments with respect to the Macau government's concession renewal or extension process, and at this time believes that its concession will be renewed or extended beyond June 26, 2022. The failure to extend or renew the Company's concession or obtain a new concession and the resulting ability of the WML Senior Note holders to exercise the Special Put Option and triggering of the Property Mandatory Prepayment Event would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 18, "Retail Joint Venture." All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation of the Company's reportable segments. These reclassifications had no effect on the previously reported net income.

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

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are recorded at amortized cost. Casino receivables primarily consist of credit issued to patrons in the form of markers and advances paid to gaming promoters. The Company issues credit based on factors such as level of play and financial resources, following background and credit checks. The casino credit extended by the Company is generally unsecured and due on demand. Gaming promoter advances are settled shortly after each month end. As of December 31, 2021, the Company had no agreements in place with gaming promoters.

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

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project using the weighted average cost of the Company's outstanding borrowings. For the year ended December 31, 2021, the Company did not capitalize any interest. Interest of $1.3 million and $53.9 million was capitalized for the years ended December 31, 2020 and 2019, respectively.

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

Estimates in valuing certain intangible assets include, but are not limited to future expected cash flows from acquired technology and acquired trademarks from a market participant perspective, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that this asset may be impaired. The Company’s test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, the Company compares the fair value of its reporting unit to its carrying value. If the estimated fair value exceeds its carrying amount, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than its carrying amount, goodwill impairment is recorded equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

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

Leases

Lessee Arrangements

The Company is the lessee under non-cancelable real estate and equipment leases. Finance and operating lease assets and liabilities are measured and recorded upon lease commencement at the present value of the future minimum lease payments. The Company combines lease and nonlease components in its determination of minimum lease payments, except for certain asset classes that have significant nonlease components. As the interest rate implicit in its leases is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of lease payments. The Company does not record an asset or liability for leases with a term of less than one year. Variable lease costs generally arise from changes in an index, such as the consumer price index. Variable lease costs are expensed as incurred and are not included in the determination of lease assets or liabilities.

Lessor Arrangements

The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space at its integrated resorts, which represents approximately 105,000, 59,000, 155,000, and 39,500 square feet of space at Wynn Palace, Wynn Macau, Wynn Las Vegas, and Encore Boston Harbor, respectively. The lease arrangements generally include minimum base rent and contingent rental clauses based on a percentage of net sales. Generally, the terms of the leases range between five and 10 years. The Company records revenue on a straight-line basis over the term of the lease, and recognizes revenue for contingent rentals when the contingency has been resolved. The Company has elected to combine lease and nonlease components for the purpose of measuring lease revenue.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Issuance Costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. Debt issuance costs incurred in connection with the issuance of the Company's revolving credit facilities are presented in noncurrent assets on the Consolidated Balance Sheets. All other debt issuance costs are presented as a direct reduction of long-term debt on the Consolidated Balance Sheets. Approximately $27.0 million, $28.9 million, and $29.0 million was amortized to interest expense during the years ended December 31, 2021, 2020, and 2019, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Consolidated Statements of Operations. These taxes totaled $830.4 million, $527.5 million, and $2.24 billion for the years ended December 31, 2021, 2020, and 2019, respectively.

Advertising Costs

The cost of advertising is expensed as incurred, and totaled $250.6 million, $28.3 million, and $61.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Pre-opening Expenses

Pre-opening expenses represent personnel, advertising, and other costs incurred prior to the opening of new ventures and are expensed as incurred. During the year ended December 31, 2021, the Company incurred pre-opening expenses primarily in connection with restaurant remodels at our Las Vegas Operations. During the year ended December 31, 2020, the Company incurred pre-opening expenses primarily in connection with restaurant remodels at our Las Vegas Operations and the meeting and convention expansion at Wynn Las Vegas, which opened in February 2020. During the year ended December 31, 2019, the Company incurred pre-opening expenses primarily in connection with the development of Encore Boston Harbor.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3 - Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents:
Cash (1)	$2,021,553	$2,501,452
Cash equivalents (2)	500,977	980,580
Total cash and cash equivalents	2,522,530	3,482,032
Restricted cash (3)	8,537	4,352
Total cash, cash equivalents and restricted cash	$2,531,067	$3,486,384
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan.

Note 4 - Receivables, net

Receivables, net consisted of the following (in thousands):

	December 31,
	2021	2020
Casino	$199,030	$207,823
Hotel	36,749	7,075
Other	75,003	85,589
	310,782	300,487
Less: allowance for credit losses	(111,319)	(100,329)
	$199,463	$200,158

As of December 31, 2021 and 2020, approximately 70.3% and 77.3%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 53.7% and 47.2% of gross casino receivables as of December 31, 2021 and 2020, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the period (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$100,329	$39,317
Provision for credit losses	29,487	64,375
Write-offs	(19,898)	(4,692)
Recoveries of receivables previously written-off	1,661	1,264
Effect of exchange rate	(260)	65
Balance at end of period	$111,319	$100,329

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Buildings and improvements	$9,785,514	$9,758,846
Land and improvements	1,278,010	1,265,510
Furniture, fixtures and equipment	3,067,793	3,093,481
Airplanes	110,623	110,623
Construction in progress	250,378	136,390
	14,492,318	14,364,850
Less: accumulated depreciation	(5,727,010)	(5,168,206)
	$8,765,308	$9,196,644

As of December 31, 2021 and 2020, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties, including the Wynn Las Vegas room remodel.

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $685.7 million, $699.6 million, and $602.9 million, respectively.

Encore Boston Harbor Real Estate Sale and Leaseback

On February 15, 2022, the Company announced its entry into a sale-leaseback arrangement with respect to certain real estate assets related to Encore Boston Harbor. Upon closing of the related transactions, currently expected to take place in the fourth quarter of 2022 subject to regulatory approvals and customary closing conditions, the Company expects to receive cash consideration of approximately $1.7 billion in exchange for the sale of such real estate assets to an unrelated third party, and to concurrently enter into a lease agreement whereby the Company will lease such real estate assets for the purpose of continuing to operate the Encore Boston Harbor property. The lease agreement provides for an initial annual minimum rent of $100.0 million for an initial term of 30 years, subject to certain annual rent escalations and renewal provisions. The Company expects to use the cash proceeds from the sale of the real estate assets for general corporate purposes, which may include the repayment of certain debt obligations.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 - Goodwill and Intangible Assets, net

Goodwill and intangible assets, net consisted of the following (in thousands):

	December 31,
	2021	2020
Finite-lived intangible assets:
Macau gaming concession	$42,300	$42,300
Less: accumulated amortization	(41,114)	(38,731)
	1,186	3,569

Massachusetts gaming license	117,700	117,700
Less: accumulated amortization	(19,791)	(11,944)
	97,909	105,756

Other finite-lived intangible assets	76,317	16,998
Less: accumulated amortization	(5,969)	(620)
	70,348	16,378

Total finite-lived intangible assets	169,443	125,703

Indefinite-lived intangible assets:
Water rights and other	8,397	8,397
Total indefinite-lived intangible assets	8,397	8,397

Goodwill:
Balance at beginning of year	144,095	18,463
Acquisitions	—	121,039
Foreign currency translation	(4,103)	4,593
Impairment	(10,254)	—
Balance end of period	129,738	144,095

Total goodwill and intangible assets, net	$307,578	$278,195

The Macau gaming concession is a finite-lived intangible asset that is being amortized over the 20 year life of the concession. The Company expects that amortization of the Macau gaming concession will be $1.2 million in 2022.

The Massachusetts gaming license is a finite-lived intangible asset that is being amortized over the 15 year life of the license. The Company expects that amortization of the Massachusetts gaming license will be $7.8 million each year from 2022 through 2033, and $3.7 million in 2034.

The Other finite-lived intangible assets consist of trademarks and customer lists acquired in connection with the BetBull Acquisition and are being amortized over ten and three years, respectively. For more information on the BetBull Acquisition, see Note 19, "Business Combination." The Company expects that amortization of Other intangible assets will be $3.4 million in 2022, $2.9 million for 2023, $1.0 million each year from 2024 through 2029, and $0.8 million in 2030.

The Company recognized goodwill of $121.0 million in 2020 in connection with the BetBull Acquisition. Goodwill is recorded within Wynn Interactive as of December 31, 2021 and 2020.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On November 12, 2021, Wynn Resorts announced the termination of a previously announced agreement and plan of merger which contemplated the combination of Wynn Interactive and a special purpose acquisition company. The Company concluded that the termination of the agreement constituted a potential indicator of impairment, and as a result of revisiting its estimated fair value of the reporting units comprising Wynn Interactive based on a combination of the income and market approaches, the Company recognized impairment of $10.3 million. Impairment of goodwill is recorded in Property charges and other in the accompanying Consolidated Statements of Operations during the year ended December 31, 2021.

Note 7 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2021	2020
Macau Related:
WM Cayman II Revolver, due 2025 (1)	$1,287,766	$—
Wynn Macau Credit Facilities (2):
Wynn Macau Term Loan, due 2022	—	1,268,106
Wynn Macau Revolver, due 2022	—	407,443
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000

U.S. and Corporate Related:
WRF Credit Facilities (3):
WRF Term Loan, due 2024	887,500	937,500
WRF Revolver, due 2024	—	716,000
WLV 4 1/4% Senior Notes, due 2023	500,000	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 7 3/4% Senior Notes, due 2025	600,000	600,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
Retail Term Loan, due 2025 (4)	615,000	615,000
	12,000,266	13,154,049
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(65,720)	(88,279)
	11,934,546	13,065,770
Less: Current portion of long-term debt	(50,000)	(596,408)
Total long-term debt, net of current portion	$11,884,546	$12,469,362
(1) The borrowings under the WM Cayman II Revolver bear interest at LIBOR or HIBOR plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $268.2 million and $1.02 billion of the WM Cayman II Revolver bears interest at a rate of LIBOR plus 2.625% per year and HIBOR plus 2.625% per year, respectively. As of December 31, 2021, the weighted average interest rate was approximately 2.80%. As of December 31, 2021, the available borrowing capacity under the WM Cayman II Revolver was $212.5 million.
(2) In September 2021, the Company repaid in full the then-outstanding principal amount of $1.26 billion owed under Wynn Macau Credit Facilities.
(3) The WRF Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of December 31, 2021 and 2020, the weighted average interest rate was 1.86% and 1.90%, respectively. Additionally, as of December 31, 2021, the available borrowing capacity under the WRF Revolver was $835.6 million, net of $14.4 million in outstanding letters of credit. The Company repaid $716.0 million of the outstanding borrowings under the WRF Revolver in February 2021.
(4) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of December 31, 2021 and 2020, the effective interest rate was 2.70% for both years.

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

Borrowings of $1.09 billion under the WM Cayman II Revolver, along with $200.0 million of cash, were used to facilitate the prepayment of the outstanding $1.26 billion of borrowings under the Wynn Macau Credit Facilities, and to pay related fees and expenses totaling $30.3 million, of which $29.2 million was recorded as debt issuance costs within the Consolidated Balance Sheet. The Company recognized this transaction primarily as a modification of existing debt with the related unamortized debt issuance costs reallocated to the WM Cayman II Revolver. For those components of debt that were deemed extinguished, the Company recognized a loss on extinguishment of debt of $0.7 million.

Wynn Macau Credit Facilities

The Company's Wynn Macau credit facilities consisted of an approximately $1.27 billion equivalent senior secured term loan facility (the "Wynn Macau Term Loan") and an approximately $751 million equivalent senior secured revolving credit facility (the "Wynn Macau Revolver" and together with the Wynn Macau Term Loan, the "Wynn Macau Credit Facilities"). The borrower was Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of WML.

During 2020, the Company prepaid $938.2 million, excluding contractual amortization payments of $100.7 million, on the Wynn Macau Term Loan using the proceeds from issuances of WML Senior Notes and operating cash. In January 2021, the Company prepaid $412.5 million of the Wynn Macau Term Loan, and accordingly, has presented that amount as a current liability on the accompany Consolidated Balance Sheet as of December 31, 2020.

As discussed above, in September 2021, the Wynn Macau Credit Facilities were repaid in full along with related financing costs.

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

The WML Senior Notes are WML's general unsecured obligations and rank pari passu in right of payment with all of WML's existing and future senior unsecured indebtedness, will rank senior to all of WML's future subordinated indebtedness, if any; will be effectively subordinated to all of WML's future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML's subsidiaries, including the WM Cayman II Revolver. The WML Senior Notes are not registered under the Securities Act of 1933, as amended (the "Securities Act") and the WML Notes are subject to restrictions on transferability and resale.

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

In 2018, Wynn Resorts purchased $20.0 million principal amount of the 2025 WLV Senior Notes and 2027 WLV Senior Notes, respectively through open market purchases. As of December 31, 2021, Wynn Resorts holds this debt and has not contributed it to its wholly owned subsidiary, Wynn Las Vegas, LLC.

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

In accordance with the terms of the Retail Term Loan Agreement, the Retail Borrowers entered into a five year interest rate collar with a notional value of $615.0 million for a cash payment of $3.9 million in July 2018. The interest rate collar establishes a range whereby the Retail Borrowers will pay the counterparty if one-month LIBOR falls below the established floor rate of 1.00%, and the counterparty will pay the Retail Borrowers if one-month LIBOR exceeds the ceiling rate of 3.75%. The interest rate collar settles monthly commencing in August 2019 through the termination date in August 2024. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rate, respectively. The Company measures the fair value of the interest rate collar at each balance sheet date based on a Black-Scholes option pricing model, which incorporates observable market inputs such as market volatility and interest rates, with changes in fair value recorded in earnings. As of December 31, 2021, the fair value of the interest rate collar was a liability of $5.5 million, of which $3.9 million was recorded in Other accrued liabilities and $1.6 million was recorded in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

On May 5, 2020, the Retail Borrowers entered into an amendment (the "Retail Term Loan Agreement Amendment") to its existing retail term loan agreement (the "Retail Term Loan Agreement"). The Retail Term Loan Agreement Amendment amended the Retail Term Loan Agreement to, among other things, temporarily suspend the requirement to maintain certain financial ratios to avoid triggering excess cash sweep provisions from the first quarter of 2020 through the fourth quarter of 2021.

Debt Covenant Compliance

As of December 31, 2021, management believes the Company was in compliance with all debt covenants.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2021 were as follows (in thousands):

Years Ending December 31,
2022	$50,000
2023	550,000
2024	1,387,500
2025	4,282,766
2026	1,000,000
Thereafter	4,730,000
12,000,266
Unamortized debt issuance costs and original issue discounts and premium, net	(65,720)
$11,934,546

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of December 31, 2021 and 2020, was approximately $11.72 billion and $13.35 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $12.00 billion, and $13.15 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 8 - Stockholders' Equity (Deficit)

Common Stock

On February 11, 2021, the Company completed a registered public offering of 7,475,000 newly issued shares of its common stock, par value $0.01 per share, at a price of $115.00 per share for proceeds of $841.9 million, net of $17.7 million in underwriting discounts and commissions. The Company used the net proceeds from this equity offering for general corporate purposes, including the repayment of debt.

The Company's board of directors has authorized an equity repurchase program of up to $1.0 billion, which may include repurchases from time to time through open market purchases or negotiated transactions, depending on market conditions. During the years ended December 31, 2021 and 2020, the Company did not repurchase any of its shares under the program. During the year ended December 31, 2019, the Company repurchased 413,439 shares at a net cost of $43.2 million under the equity repurchase program. As of December 31, 2021, the Company had $800.1 million in repurchase authority under the program.

During the years ended December 31, 2021, 2020, and 2019, the Company withheld a total of 140,363 shares, 120,513 shares, and 176,989 shares, respectively, in satisfaction of tax withholding obligations on vested restricted stock and stock option exercises.

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

During the years ended December 31, 2020 and 2019, the Company recorded $107.5 million and $403.0 million, respectively, as a reduction of retained earnings from cash dividends declared.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Noncontrolling Interests

Wynn Interactive Ltd

On April 16, 2021, Wynn Interactive issued a pre-emptive rights notice to its shareholders in connection with the proposed creation and issuance of new Class A shares. Upon the consummation of the share issuance in May 2021, Wynn Interactive issued 3,229 new Class A shares to noncontrolling interest holders in exchange for aggregate proceeds of $4.7 million.

Wynn Macau, Limited

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

The WML board of directors concluded not to recommend the payment of a dividend with respect to the years ended December 31, 2021, 2020 and 2019 due to the financial impact of the COVID-19 pandemic. As such, WML paid no dividends during 2021 and 2020.

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

Retail Joint Venture

During the years ended December 31, 2021, 2020 and 2019, the Retail Joint Venture made aggregate distributions of $18.8 million, $6.2 million and $7.7 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 18, "Retail Joint Venture".

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	December 31, 2021	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$500,977	$—	$500,977	$—
Restricted cash	$8,537	$6,950	$1,587	$—

Liabilities:
Interest rate collar	$5,548	$—	$5,548	$—

		Fair Value Measurements Using:
	December 31, 2020	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$980,580	$504,980	$475,600	$—
Restricted cash	$4,352	$2,054	$2,298	$—

Liabilities:
Interest rate collar	$16,908	$—	$16,908	$—

Note 10 - Benefit Plans

Defined Contribution Plans

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matches 50% of employee contributions, up to 6% of employees' eligible compensation. During the year ended December 31, 2021, the Company recorded matching contribution expenses of $8.0 million. During the year ended December 31, 2020, the Company did not match employee contributions. During the year ended December 31, 2019, the Company recorded matching contribution expenses of $6.9 million.

Wynn Macau SA also operates a defined contribution retirement benefit plan (the "Wynn Macau Plan"). Eligible employees are allowed to contribute 5% of their base salary to the Wynn Macau Plan and the Company matches any contributions. On July 1 2019, the Company offered the option for the eligible Macau resident employees to join the non-mandatory central provident fund (the "CPF") system. Eligible Macau resident employees joining the Company from July 1, 2019 onwards have the option of enrolling in the CPF system while the Company's existing Macau resident employees who are currently members of the Wynn Macau Plan will be provided with the option of joining the CPF system or staying in the existing Wynn Macau Plan, which will continue to be in effect in parallel. The CPF system allows eligible employees to contribute 5% or more of their base salary to the CPF while the Company matches with a 5% of such salary as employer's contribution to the CPF. The Company's matching contributions vest to the employee at 10% per year with full vesting in ten years. The assets of the Wynn Macau Plan and the CPF are held separately from those of the Company in independently administered funds and overseen by the Macau government. Forfeitures of unvested contributions are used to reduce the Company's liability for its contributions payable. During the years ended December 31, 2021, 2020 and 2019, the Company recorded matching contribution expenses of $17.2 million, $19.5 million, and $17.8 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Multi-Employer Pension Plan

Wynn Las Vegas, LLC contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement, which expires in July 2023. The term of the collective bargaining agreement was extended through Memoranda of Agreement ("MOA") that the Company and the Culinary and Bartenders’ Unions entered into in April 2020 and January 2021, respectively. The MOA further provided for a partial deferral of the 2020 and 2021 contractual wage increases until 2023, and allowed the Company additional flexibility in scheduling during the pandemic. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the "Plan") (EIN: 88-6016617 Plan Number: 1). The Company recorded expenses of $9.8 million, $7.0 million, and $11.9 million for contributions to the Plan for the years ended December 31, 2021, 2020 and 2019, respectively. For the 2020 plan year, the most recent for which plan data is available, the Company's contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on information the Company received from the Plan, it was certified to be in neither endangered nor critical status for the 2020 plan year. Risks of participating in a multi-employer plan differ from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability; and (4) if the plan is terminated by withdrawal of all employers and if the value of the nonforfeitable benefits exceeds plan assets and withdrawal liability payments, employers are required by law to make up the insufficient difference.

Note 11 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	December 31, 2021	December 31, 2020	Increase/ (Decrease)	December 31, 2020	December 31, 2019	Increase/ (Decrease)
Casino outstanding chips and front money deposits (1)	$352,830	$596,463	$(243,633)	$596,463	$769,053	$(172,590)
Advance room deposits and ticket sales (2)	55,438	29,224	26,214	29,224	49,834	(20,610)
Other gaming-related liabilities (3)	26,515	7,882	18,633	7,882	13,970	(6,088)
Loyalty program and related liabilities (4)	34,695	22,736	11,959	22,736	21,148	1,588
	$469,478	$656,305	$(186,827)	$656,305	$854,005	$(197,700)
(1) Casino outstanding chips generally represent amounts owed to gaming promoters and customers for chips in their possession, and casino front money deposits represent funds deposited by customers before gaming play occurs. These amounts are included in customer deposits on the Consolidated Balance Sheets and may be recognized as revenue or redeemed for cash in the future. As of December 31, 2021, the Company had no agreements in place with gaming promoters.
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of December 31, 2021, the Company had an aggregate of 3,003,920 shares of its common stock available for grant as share-based awards under the WRL Omnibus Plan.

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

The WML Share Option Plan was adopted for a period of 10 years commencing from May 30, 2019. The maximum number of shares which may be issued pursuant to the WML Share Option Plan is 519,695,860 shares. As of December 31, 2021, there were 501,735,860 shares available for issuance under the WML Share Option Plan.

WML Employee Share Ownership Scheme (the "WML Share Award Plan")

On June 30, 2014, WML adopted the WML Share Award Plan. The Share Award Plan allows for the grant of nonvested shares of WML's common stock to eligible employees. The WML Share Award Plan has been mandated under the plan to allot, issue and process the transfer of a maximum of 75,000,000 shares. As of December 31, 2021, there were 45,094,570 shares available for issuance under the WML Share Award Plan.

Wynn Interactive Ltd. 2020 Omnibus Incentive Plan (the "WIL Omnibus Plan")

On October 23, 2020, the Wynn Interactive board of directors adopted the WIL Omnibus Plan. The WIL Omnibus Plan, which is administered by the Wynn Interactive board of directors, allows for an aggregate number of shares totaling 101,419 for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other share-based awards to eligible participants. As of December 31, 2021, there were 14,660 shares available to grant under the WIL Omnibus Plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

The summary of stock option activity for the year ended December 31, 2021 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
WRL Omnibus Plan
Outstanding as of January 1, 2021	23,700	$80.42
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding as of December 31, 2021	23,700	$80.42	4.16	$230,023
Fully vested and expected to vest as of December 31, 2021	23,700	$80.42	4.16	$230,023
Exercisable as of December 31, 2021	23,700	$80.42	4.16	$230,023

WML Share Option Plan
Outstanding as of January 1, 2021	19,858,400	$2.36
Granted	9,065,000	$0.89
Exercised	—	$—
Forfeited or expired	(400,000)	$3.33
Outstanding as of December 31, 2021	28,523,400	$1.87	7.70	$—
Fully vested and expected to vest as of December 31, 2021	28,523,400	$1.87	7.70	$—
Exercisable as of December 31, 2021	10,030,200	$2.39	5.34	$—

WIL Omnibus Plan
Outstanding as of January 1, 2021	90,298	$1,134.00
Granted	5,297	$760.79
Exercised	—	$—
Forfeited or expired	(4,961)	$593.15
Outstanding as of December 31, 2021	90,634	$1,143.48	8.94	$1,185
Fully vested and expected to vest as of December 31, 2021	90,634	$1,143.48	8.94	$1,185
Exercisable as of December 31, 2021	—	$—	—	$—

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is provided for stock options under the Company's stock-based compensation plans (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2021	2020	2019
WRL Omnibus Plan (1)
Intrinsic value of stock options exercised	$—	$—	$24,731
Cash received from the exercise of stock options	$—	$—	$14,696

WML Share Option Plan (2)
Weighted average grant date fair value	$0.26	$0.54	$0.55
Intrinsic value of stock options exercised	$—	$57	$—
Cash received from the exercise of stock options	$—	$70	$—

WIL Omnibus Plan (3)
Weighted average grant date fair value	$159.51	$146.97	$—
(1) As of December 31, 2021, there was no unamortized compensation expense related to stock options.
(2) As of December 31, 2021, there was $6.8 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.8 years.
(3) As of December 31, 2021, there was $6.4 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.7 years.

Option Valuation Inputs

There were no stock options granted under the WRL Omnibus Plan during the years ended December 31, 2021, 2020, and 2019.

The fair value of stock options granted under WML's Share Option Plan was estimated on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2021	2020	2019
Expected dividend yield	2.9%	4.7%	5.7%
Expected volatility	46.4%	42.6%	40.7%
Risk-free interest rate	1.1%	1.0%	1.4%
Expected term (years)	6.5	6.5	6.5

The fair value of stock options granted under the WIL Omnibus Plan was estimated on the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2021	2020
Expected dividend yield	—%	—%
Expected volatility	50.0%	50.0%
Risk-free interest rate	0.60%	0.61%
Expected term (years)	6.3	6.5

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nonvested and performance nonvested shares

The summary of nonvested and performance nonvested share activity under the Company's stock-based compensation plans for the year ended December 31, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
WRL Omnibus Plan
Nonvested as of January 1, 2021	929,635	$112.11
Granted	415,360	$108.68
Vested	(417,146)	$95.50
Forfeited	(26,221)	$113.85
Nonvested as of December 31, 2021	901,628	$118.09

WML Share Award Plan
Nonvested as of January 1, 2021	10,878,778	$2.33
Granted	5,319,814	$1.56
Vested	(4,934,549)	$2.06
Forfeited	(1,239,306)	$2.12
Nonvested as of December 31, 2021	10,024,737	$2.06

WIL Omnibus Plan
Nonvested as of January 1, 2021	—	$—
Granted	4,094	$3,150.00
Vested	—	$—
Forfeited	(54)	$3,150.00
Nonvested as of December 31, 2021	4,040	$3,150.00

Certain members of the executive management team receive grants of nonvested share awards that are subject to service and performance conditions. Generally, these awards vest if certain revenue and Adjusted Property EBITDA fair share metrics (as approved by the Company's Compensation Committee of the Board of Directors) are attained over a one-, two-, or three-year performance period. The Company records expense for these awards if it determines that vesting is probable. At December 31, 2021, all performance nonvested awards were deemed to be probable of vesting; however, none of the performance criteria contingencies have been resolved. The activity for these performance nonvested shares is included in the table above.

The following is provided for the share awards under the Company's stock-based compensation plans (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2021	2020	2019
WRL Omnibus Plan
Weighted average grant date fair value	$108.68	$99.21	$119.61
Fair value of shares vested	$41,133	$34,068	$19,428

WML Share Award Plan
Weighted average grant date fair value	$1.56	$1.86	$2.43
Fair value of shares vested	$4,771	$8,371	$5,139

As of December 31, 2021, there was $49.4 million of unamortized compensation expense related to nonvested shares, which is expected to be recognized over a weighted average period of 1.88 years under the WRL Omnibus Plan. As of December 31, 2021, there was $8.5 million of unamortized compensation expense, which is expected to be recognized over a weighted average period of 2.14 years under the WML Share Award Plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Annual Incentive Bonus

Certain members of the Company's management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $9.3 million, $5.7 million and $6.7 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. The Company settled its obligations for the 2021, 2020, and 2019 annual incentive bonuses by issuing 108,224, 58,058, 44,788 of vested shares with a weighted-average grant date fair value of $85.80, $108.03, and $150.03, in January of the respective following year.

Compensation Cost

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Casino (1)	$13,899	$8,538	$7,903
Rooms	1,525	1,618	1,046
Food and beverage	3,264	3,189	1,807
Entertainment, retail and other (2)	19,978	432	174
General and administrative	56,572	48,477	28,772
Pre-opening	—	—	670
Total stock-based compensation expense	95,238	62,254	40,372
Total stock-based compensation capitalized	5,058	2,212	350
Total stock-based compensation costs	$100,296	$64,466	$40,722
(1) In 2020, reflects the reversal of $3.3 million of compensation cost previously recognized for awards forfeited in connection with the departure of an employee.
(2) In 2021, reflects compensation cost of $2.7 million recognized in connection with the vesting of restricted stock performance awards.

During the years ended December 31, 2021, 2020 and 2019, the Company recognized income tax benefits in the Consolidated Statements of Operations of $14.9 million, $9.3 million, and $5.8 million, respectively, related to stock-based compensation expense. Additionally, during the years ended December 31, 2021, 2020, and 2019, the Company realized tax benefits of $8.0 million, $3.7 million, and $8.4 million, respectively, related to stock option exercises and restricted stock vesting that occurred in those years.

Note 13 - Income Taxes

Consolidated income (loss) before taxes for United States ("U.S.") and foreign operations consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$(264,323)	$(821,012)	$(158,937)
Foreign	(747,193)	(941,263)	647,155
Total	$(1,011,516)	$(1,762,275)	$488,218

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax provision (benefit) attributable to income before income taxes is as follows (in thousands):

	December 31,
	2021	2020	2019
Current
U.S. Federal	$—	$(2)	$(14)
U.S. State	—	309	868
Foreign	2,746	1,879	1,796
Total	2,746	2,186	2,650
Deferred
U.S. Federal	(176)	563,658	170,508
U.S. State	(20)	(1,095)	3,682
Foreign	(2,076)	(78)	—
Total	(2,272)	562,485	174,190
Total income tax provision (benefit)	$474	$564,671	$176,840

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	December 31,
	2021	2020	2019
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State Tax	1.6%	—%	—%
Foreign tax credits, net of valuation allowance	0.7%	(31.8)%	13.1%
Non-taxable foreign income	(3.0)%	(2.2)%	(27.4)%
Foreign tax rate differential	(9.4)%	(5.3)%	(10.4)%
Global intangible low-taxed income	—%	—%	10.1%
Valuation allowance, other	(6.8)%	(11.1)%	20.6%
Other, net	(4.1)%	(2.6)%	9.2%
Effective income tax rate	—%	(32.0)%	36.2%

Wynn Macau SA received a five year exemption from Macau's 12% Complementary Tax on casino gaming profits through December 31, 2020. In April 2020, Wynn Macau SA received an extension of the exemption from Macau's 12% Complementary Tax on casino gaming profits earned from January 1, 2021 to June 26, 2022, the expiration date of the gaming concession agreement.

For the years ended December 31, 2021 and 2020, the Company did not have any casino gaming profits exempt from the Macau Complementary Tax. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

Wynn Macau SA also entered into an agreement with the Macau government that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA on dividend distributions through 2020. In March 2021, the Company received an extension of its Macau dividend tax agreement, providing for a payment of MOP 12.8 million (approximately $1.6 million) for 2021 and MOP 6.3 million (approximately $0.8 million) for the period ending June 26, 2022, the expiration date of the gaming concession agreement. As a result of the stockholder dividend tax agreements, income tax expense includes $1.6 million for each of the years ended December 31, 2021, 2020, and 2019.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the years ended December 31, 2021 and 2020, the Company did not recognize any tax benefits for FTCs generated by the earnings of Wynn Macau SA. During the year ended December 31, 2019, the Company recognized tax benefits of $32.9 million (net of valuation allowance and uncertain tax positions) for FTCs generated from the earnings of Wynn Macau SA.

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. During the years ended December 31, 2021 and 2020, the aggregate valuation allowance for deferred tax assets decreased $485.4 million and increased $227.3 million, respectively. The 2021 decrease is primarily related to the expiration of FTCs. The 2020 increase is primarily related to the realizability of FTCs, intangible assets, U.S. loss carryforwards and other deferred tax assets.

The Company recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock and accrued dividends of $1.9 million, $1.2 million, and $5.7 million for the years ended December 31, 2021, 2020, and 2019, respectively, in excess of the amounts reported for such items as compensation costs under accounting standards related to stock-based compensation.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets—U.S.:
Foreign tax credit carryforwards	$2,000,145	$2,540,400
Disallowed interest expense carryforward	154,530	138,339
Net operating loss carryforward	89,665	45,015
Lease liability	22,021	22,826
Property and Equipment	28,710	3,048
Receivables, inventories, accrued liabilities and other	21,714	25,882
Stock-based compensation	12,488	7,528
Other tax credit carryforwards	10,784	10,049
Intangibles and related other	28,038	50,750
Other	553	5,502
	2,368,648	2,849,339
Less: valuation allowance	(2,329,495)	(2,812,808)
	39,153	36,531
Deferred tax liabilities—U.S.:
Property and equipment	(1,217)	—
Lease asset	(22,021)	(22,826)
Prepaid insurance, maintenance and taxes	(14,271)	(13,606)
Other	(1,749)	(400)
	(39,258)	(36,832)
Deferred tax assets—Foreign:
Net operating loss carryforwards	99,873	107,653
Property and equipment	69,166	61,428
Pre-opening expenses	1,536	3,832
Other	6,060	6,529
	176,635	179,442
Less: valuation allowance	(171,768)	(173,876)
	4,867	5,566
Deferred tax liabilities—Foreign:
Property and equipment	(3,352)	(4,234)
Intangibles	(77)	(2,402)
	(3,429)	(6,636)

Net deferred tax asset (liability)	$1,333	$(1,371)

FTC carryforwards of $533.6 million expired on December 31, 2021. As of December 31, 2021, the Company had FTC carryforwards (net of uncertain tax positions) of $2.0 billion. Of this amount,$756.0 million will expire in 2023, $710.7 million in 2024, $47.2 million in 2025 and $486.2 million in 2027. The Company has a disallowed interest carryforward of $674.9 million which does not expire. The Company has U.S. federal tax loss carryforwards of $343.1 million and state tax loss carryforwards of $74.4 million. U.S. federal tax loss carryforwards do not expire. The majority of state tax loss carryforwards expire in 2040. The Company incurred foreign tax losses of $394.1 million, $378.6 million and $376.8 million during the tax years ended December 31, 2021, 2020 and 2019, respectively. The majority of foreign tax loss carryforwards expire in 2024, 2023 and 2022, respectively.

The Company records valuation allowances on certain of its U.S. and foreign deferred tax assets. In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that the deferred tax assets will be realized.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration is given to all positive and negative evidence including recent operating profitability, forecast of future earnings, ability to carryback, the reversal of net taxable temporary differences, the duration of statutory carryforward periods and tax planning strategies. For the year ended December 31, 2019, the Company relied on the forecast of future taxable income and tax planning strategies in assessing the need for a valuations allowance. Due to tax legislation that reduces future sources of taxable income as well as the uncertainty caused by the COVID-19 pandemic, the Company relied solely on the reversal of net taxable temporary differences in assessing the need for a valuation allowance in the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company had valuation allowances provided on its deferred tax assets as follows (in thousands):

	December 31,
	2021	2020
Foreign tax credits	$2,000,145	$2,540,400
Disallowed interest expense carryforwards	154,530	138,339
Intangible assets	29,081	48,395
U.S. loss carryforwards	89,665	45,015
Other U.S. deferred tax assets	56,073	40,659
Foreign loss carryforwards	99,971	106,737
Other foreign deferred tax assets	71,798	67,139
Total	$2,501,263	$2,986,684

The Company had the following activity for unrecognized tax benefits as follows (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of period	$107,661	$104,295	$99,470
Increases based on tax positions of the current year	14,079	7,061	8,986
Increases based on tax positions of prior years	66,043	—	—
Reductions based on tax positions of prior years	(35,633)	—	—
Reductions due to lapse in statutes of limitations	(10,635)	(3,695)	(4,161)
Balance at end of period	$141,515	$107,661	$104,295

As of December 31, 2021, 2020 and 2019, unrecognized tax benefits of $141.5 million, $107.7 million and $104.3 million, respectively, were recorded as reductions in deferred income taxes, net. The Company had no unrecognized tax benefits recorded in other long-term liabilities as of December 31, 2021, 2020 and 2019.

As of December 31, 2021, 2020 and 2019, $74.3 million, $40.2 million and $36.6 million, respectively, of unrecognized tax benefits would, if recognized, impact the effective tax rate.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. During each of the years ended December 31, 2021, 2020 and 2019, the Company recognized no interest and penalties.

The Company anticipates that the 2017 statute of limitations will expire in the next 12 months for certain foreign tax jurisdictions. Also, the Company's unrecognized tax benefits include certain income tax accounting methods, which govern the timing and deductibility of income tax deductions. As a result, the Company's unrecognized tax benefits could decrease up to $0.9 million over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company's income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. The Company's 2002 to 2017 domestic income tax returns remain subject to examination by the IRS to the extent tax attributes carryforward to future years. The Company's 2018 to 2020 domestic income tax returns also remain subject to examination by the IRS. The Company's 2017 to 2020 Macau income tax returns remain subject to examination by the Financial Services Bureau.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has participated in the IRS Compliance Assurance Program ("CAP") for the 2012 through 2021 tax years and will continue to participate in the IRS CAP for the 2022 tax year.

In May 2019, July 2020, and February 2021, the Company received notification that the IRS completed its examination of the Company's 2017, 2018, and 2019 U.S. income tax returns, respectively.

On December 31, 2019, 2020 and 2021, the statute of limitations for the 2014, 2015, and 2016 Macau Complementary tax return expired, respectively. As a result of the expiration of the statute of limitations for the Macau Complementary Tax return, the total amount of unrecognized tax benefits decreased by $4.2 million, $3.7 million, and $10.6 million, respectively.
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

In January 2022, the Financial Services Bureau issued final tax assessments for the Company’s Macau income tax returns of Wynn Macau SA for the years 2017 and 2018, while no additional tax was due, adjustments were made to the Company’s tax loss carryforwards.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited	$(755,786)	$(2,067,245)	$122,985

Denominator:
Weighted average common shares outstanding	113,760	106,745	106,745
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	—	—	240
Weighted average common and common equivalent shares outstanding	113,760	106,745	106,985

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$(6.64)	$(19.37)	$1.15
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$(6.64)	$(19.37)	$1.15

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	925	1,044	277

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15 - Leases

Lessee Arrangements

The following table summarizes the balance sheet classification of the Company's lease assets and liabilities (in thousands):

		December 31,
	Balance Sheet Classification	2021	2020
Assets
Operating leases	Operating lease assets	$371,365	$398,594
Finance leases	Property and equipment, net	$64,646	$73,201

Current liabilities
Operating leases	Other accrued liabilities	$10,881	$13,627
Finance leases	Other accrued liabilities	$16,041	$13,879

Non-current liabilities
Operating leases	Long-term operating lease liabilities	$115,187	$123,124
Finance leases	Other long-term liabilities	$44,018	$54,379

The following tables disclose the components of the Company's lease cost, supplemental cash flow disclosures, and other information regarding the Company's lease arrangements (in thousands):

	Years Ended December 31,
	2021	2020	2019
Lease cost:
Operating lease cost	$22,878	$29,574	$33,126
Short-term lease cost	16,224	11,363	24,634
Amortization of leasehold interests in land	13,862	13,885	13,373
Variable lease cost	911	194	1,487
Finance lease interest cost	2,216	1,604	1,058
Total lease cost	$56,091	$56,620	$73,678

	Years Ended December 31,
	2021	2020	2019
Supplemental cash flow disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$3,761	$11,625	$45,435
Finance lease liabilities arising from obtaining finance lease assets	$7,423	$56,215	$1,413
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities - Operating leases	$21,404	$28,873	$30,409
Cash used in financing activities - Finance leases	$15,658	$5,916	$73

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2021	2020	2019
Other information:
Weighted-average remaining lease term - Operating leases	46.5 years	43.9 years	35.4 years
Weighted-average remaining lease term - Finance leases	14.0 years	13.6 years	42.8 years

Weighted-average discount rate - Operating leases	6.6%	6.5%	6.4%
Weighted-average discount rate - Finance leases	4.7%	4.5%	6.2%

The following table presents an analysis of lease liability maturities as of December 31, 2021 (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2022	$18,106	$17,839
2023	16,285	17,839
2024	11,375	11,559
2025	9,300	1,203
2026	8,292	1,203
Thereafter	441,640	63,881
Total undiscounted cash flows	$504,998	$113,524
Present value
Short-term lease liabilities	$10,881	$16,041
Long-term lease liabilities	115,187	44,018
Total lease liabilities	$126,068	$60,059
Interest on lease liabilities	$378,930	$53,465

Ground Leases

Undeveloped Land - Las Vegas

The Company leases approximately 16 acres of undeveloped land on Las Vegas Boulevard directly across from Wynn Las Vegas in Las Vegas, Nevada, pursuant to a lease agreement which expires in 2097. The ground lease payments, which increase at a fixed rate over the term of the lease, are $3.8 million in 2022, $3.9 million in 2023, $4.0 million per year from 2024 to 2026 and total payments of $355.8 million thereafter. As of December 31, 2021 and 2020, the liability associated with this lease was $63.7 million and $63.2 million, respectively.

At December 31, 2021 and 2020, operating lease assets included approximately $84.7 million and $85.8 million, respectively, related to an amount allocated to the leasehold interest in land upon the acquisition of a group of assets in 2018. The Company expects that the amortization of this amount will be $1.1 million each year from 2022 through 2096 and $0.7 million in 2097.

Macau Land Concessions

Wynn Palace and Wynn Macau were built on land that is leased under Macau land concession contracts each with terms of 25 years from May 2012 and August 2004, respectively, which may be renewed with government approval for successive 10-year periods in accordance with Macau legislation. The land concession payments are expected to be $1.6 million per year through 2026 and total payments of $12.3 million thereafter through 2037. At December 31, 2021 and 2020, the total liability associated with these leases was $14.5 million and $15.4 million, respectively.

At December 31, 2021 and 2020, operating lease assets included $166.7 million and $180.3 million of leasehold interests in land related to the Wynn Palace and Wynn Macau land concessions. The Company expects that the amortization associated

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

with these leasehold interests will be approximately $12.6 million per year from 2022 through 2028 and approximately $9.3 million per year thereafter through 2037.

Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Minimum rental income (1)	$104,860	$77,946	$136,612
Contingent rental income	97,521	56,889	57,807
Total rental income	$202,381	$134,835	$194,419
(1) For the year ended December 31, 2020, reflects the impact of rent concessions provided to tenants.

The following table presents the future minimum rentals to be received under operating leases (in thousands):

Years Ending December 31,	Operating Leases
2022	$123,716
2023	109,838
2024	100,002
2025	83,095
2026	48,870
Thereafter	75,599
Total future minimum rentals	$541,120

Note 16 - Related Party Transactions

Home Purchase

In May 2010, the Company entered into an employment agreement with Linda Chen ("Ms. Chen"), who is the President and Executive Director of Wynn Macau SA. Under the terms of the employment agreement, the Company purchased a home in Macau for use by Ms. Chen and has made renovations to the home with a total cost of $11.0 million. In addition, Ms. Chen has an option to purchase the home for no further consideration at any time before the expiration of this option arrangement.

Cooperation Agreement

On August 3, 2018, the Company entered into a Cooperation Agreement (the "Cooperation Agreement") with Elaine P. Wynn regarding the composition of the Company's Board of Directors and certain other matters, including, among other things, the appointment of Mr. Philip G. Satre to the Company's Board of Directors, standstill restrictions, releases, non-disparagement, reimbursement of expenses and the grant of certain complimentary privileges. The term of the Cooperation Agreement expires on the date that Mr. Satre no longer serves as Chair of the Board, unless earlier terminated pursuant to the circumstances described in the Cooperation Agreement.

Amounts Due to Officers, Directors and Former Directors

The Company periodically provides services to certain executive officers, directors or former directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers, directors or former directors reimburse the Company. The Company requires prepayment for any such services, which amounts are replenished on an ongoing basis as needed. As of December 31, 2021 and 2020, these net deposit balances with the Company were immaterial, as were the services provided.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 17 - Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three to five year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts). As of December 31, 2021, the Company was obligated to make future payments of $62.2 million, $41.5 million, $15.0 million, $0.9 million, and $0.2 million during the years ending December 31, 2022, 2023, 2024, 2025 and 2026, respectively. There are no employment agreement obligations after December 31, 2026.

Other Commitments

The Company has additional commitments for gaming tax payments in Macau, open purchase orders, construction contracts, payment obligations to communities surrounding Encore Boston Harbor, and performance and other miscellaneous contracts. As of December 31, 2021, the Company was obligated under these arrangements to make future minimum payments as follows (in thousands):

Years Ending December 31,
2022	$376,328
2023	134,420
2024	65,821
2025	41,059
2026	28,655
Thereafter	173,060
Total minimum payments	$819,343

Letters of Credit

As of December 31, 2021, the Company had outstanding letters of credit of $14.4 million.

Litigation

In addition to the actions noted below, the Company and its affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations, and cash flows.

Macau Litigation Related to Dore

Wynn Macau SA has been named as a defendant in lawsuits filed in the Macau Court of First Instance by individuals who claim to be investors in or persons with credit in accounts maintained by Dore Entertainment Company Limited (“Dore”), an independent, Macau registered and licensed company that operated a gaming promoter business at Wynn Macau. In connection with the alleged theft, embezzlement, fraud and/or other crime(s) perpetrated by a former employee of Dore (the “Dore Incident”), the plaintiffs of the lawsuits allege that Dore failed to honor withdrawal of funds deposited with Dore as investments or gaming deposits that allegedly resulted in certain losses for these individuals. The principal allegations common to the lawsuits are that Wynn Macau SA, as a gaming concessionaire, should be held responsible for Dore’s conduct on the basis that Wynn Macau SA is responsible for the supervision of Dore’s activities at Wynn Macau that resulted in the purported losses.

On November 19, 2021, the Macau Court of Final Appeal issued a final ruling (the “Ruling”) with respect to one such lawsuit that Wynn Macau SA was held jointly liable to a plaintiff. Pursuant to the Ruling, Wynn Macau SA was required to pay approximately $1.2 million, inclusive of accumulated interest, to such plaintiff.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company believes most remaining cases are without merit and unfounded and intends to vigorously defend against the remaining claims pleaded against Wynn Macau SA in these lawsuits. The Company has made estimates for potential litigation costs based upon its assessment of the likely outcome and has recorded provisions for such amounts in the accompanying consolidated financial statements for the year ended December 31, 2021. No assurances can be provided as to the outcome of the pending Dore cases, and actual results may differ from these estimates.

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

On August 2, 2019, Mohegan filed a motion to file a second amended complaint, to add new claims related to the MGC's allegedly inadequate 2013 investigation. On October 15, 2019, the court granted Mohegan's motion to amend and allowed it to file a second amended intervenor's complaint. Mohegan and the MGC engaged in supplemental briefing on Mohegan’s still-pending Motion for Judgment Against the MGC and Individual Commissioners, which concluded in April 2021. On February 16, 2022, the court denied Mohegan’s motion, and ordered that judgment shall enter for the MGC and Individual Commissioners on all remaining claims asserted in the action.

Wynn MA was not a party to and was not named in the Revere Action.

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

On November 27, 2019, the State Derivative Case parties agreed to terms of a settlement agreement. The court approved the settlement agreement on February 12, 2020, and entered a written order approving the settlement on March 10, 2020. Following the Nevada Supreme Court’s dismissal of the only appeal, the settlement agreement became effective and final. Following the dismissal, the Company received net proceeds of $30.2 million, which has been recognized as a reduction of general and administrative expense within the Consolidated Statements of Operations for the year ended December 31, 2020.

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

Securities Action

On February 20, 2018, a putative securities class action was filed against the Company and certain current and former officers of the Company in the United States District Court, Southern District of New York (which was subsequently transferred to the United States District Court, District of Nevada) by John V. Ferris and Joann M. Ferris on behalf of all persons who purchased the Company's common stock between February 28, 2014 and January 25, 2018. The complaint alleges, among other things, certain violations of federal securities laws and seeks to recover unspecified damages as well as attorneys' fees, costs and related expenses for the plaintiffs. On April 15, 2019, the Company filed a motion to dismiss, which the court granted on May 27, 2020, with leave to amend. On July 1, 2020, the plaintiffs filed an amended complaint. On August 14, 2020, the Company filed a motion to dismiss the amended complaint. On July 28, 2021, the court granted in part, and denied in part, the Company's motion to dismiss the amended complaint, dismissing certain of plaintiffs' claims, including all claims against Mr. Billings and the individual directors, and allowing other claims to proceed against the Company and several of the Company's former executive officers, including Mr. Maddox, Stephen A. Wynn, Kimmarie Sinatra, and Steven Cootey.

The defendants in these actions will vigorously defend against the claims pleaded against them. These actions are in preliminary stages and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

Federal Investigation

From time to time, the Company receives regulatory inquiries about compliance with anti-money laundering laws. The Company received requests for information from the U.S. Attorney’s Office for the Southern District of California relating to its anti-money laundering policies and procedures, and beginning in 2020 received several grand jury subpoenas regarding various transactions at Wynn Las Vegas relating to certain patrons and agents who reside or operate in foreign jurisdictions. The Company continues to cooperate with the U.S. Attorney's Office in its investigation, which remains ongoing. Because no charges or claims have been brought, the Company is unable to predict the outcome of the investigation, the extent of the materiality of the outcome, or reasonably estimate the possible range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against the Company.

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

As of December 31, 2021 and 2020, the Retail Joint Venture had total assets of $98.0 million and $96.3 million, respectively, and total liabilities of $624.4 million and $633.5 million, respectively. The Retail Joint Venture's total liabilities as of December 31, 2021 included long-term debt of $612.9 million, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

Note 19 - Business Combination

On October 23, 2020, the Company acquired a controlling interest in Wynn Interactive, which was formed in stages through the merger of Wynn Resorts' digital gaming businesses and BetBull (the “BetBull Acquisition”). As part of the BetBull Acquisition, BetBull shareholders, which included Wynn Resorts, exchanged their shares in BetBull for shares of Wynn Interactive, and Wynn Resorts exchanged its membership interests in its subsidiaries that operated its existing digital and social casino businesses ("WSI" and "WSG", respectively) for a controlling interest in Wynn Interactive. Prior to the BetBull Acquisition, the Company held a 22.5% interest in BetBull, which was accounted for as a cost method investment.

Total consideration (including the fair value of noncontrolling interest) in order to compute goodwill related to the business combination was $164.7 million, which included the following:
•The acquisition date fair value of Wynn Resorts' previously held minority equity interest in BetBull of $37.3 million. Immediately prior to the BetBull Acquisition, the book value of this cost method investment was $21.5 million. The Company recorded a gain of $15.7 million to reflect the fair value of its interest at the date of acquisition, which was recorded in Other non-operating income (expense) on the Consolidated Statement of Operations for the year ended December 31, 2020.
•The acquisition date fair value of the non-controlling interests in WSI and WSG that Wynn Resorts transferred to legacy BetBull shareholders in exchange for a controlling interest in BetBull, totaling $49.5 million.
•The settlement of transactions from Wynn Resorts' pre-existing relationship with BetBull and the fair value of vested replacement stock options, all of which totaled $5.9 million.
•The fair value of BetBull’s noncontrolling interest totaling $72.0 million.

The fair values of WSI, WSG, and BetBull were all determined using the market approach given the early stages of each of the businesses. The settlement of pre-existing transactions was valued based on the contractual amounts owed to either party. Wynn Resorts' contribution of its remaining, controlling membership interests in WSI and WSG were accounted for as a transfer of businesses between entities under the common control of Wynn Resorts and therefore transferred at Wynn Resorts' carrying value.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the final purchase price allocation (in thousands):

Consideration
Total consideration	$164,672
Less: Cash acquired	4,604
Total consideration, net of cash acquired	160,068
Identifiable assets acquired and liabilities assumed
Other current assets	1,484
Property and equipment	33,179
Intangible assets other than goodwill	16,462
Goodwill	120,092
Deferred tax liabilities	(905)
Liabilities assumed	(10,244)
Total identifiable assets acquired and liabilities assumed	$160,068

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

Immediately after the BetBull Acquisition, the Company contributed $78.0 million to Wynn Interactive and purchased approximately $33.6 million of Wynn Interactive shares from non-controlling shareholders (the "Secondary Transaction"). Immediately after the BetBull Acquisition and the Secondary Transaction, the Company held an approximately 72% interest in Wynn Interactive, which owns 100% of BetBull, WSI, and WSG.

The Secondary Transaction was recorded as an adjustment to Stockholders’ equity (deficit) on the Consolidated Balance Sheet as the Company had a controlling interest in BetBull at the time of the transaction.

Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated statements of operations.

Note 20 - Segment Information

The Company has identified its reportable segments based on factors such as geography, regulatory environment, the information reviewed by its chief operating decision maker, and the Company's organizational and management reporting structure.

The Company has identified the following reportable segments: (i) Wynn Macau, representing the aggregate of Wynn Macau and Encore, an expansion at Wynn Macau, which are managed as a single integrated resort; (ii) Wynn Palace; (iii) Las Vegas Operations, representing the aggregate of Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture, which are managed as a single integrated resort; (iv) Encore Boston Harbor; and (v) Wynn Interactive. For geographical reporting purposes, Wynn Macau, Wynn Palace, and Other Macau (which represents the assets of the Company's Macau holding company and other ancillary entities) have been aggregated into Macau Operations.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the Company's segment information (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating revenues
Macau Operations:
Wynn Palace
Casino	$677,917	$368,284	$2,139,756
Rooms	69,022	46,110	174,576
Food and beverage	47,985	43,198	117,376
Entertainment, retail and other (1)	88,083	47,828	111,986
	883,007	505,420	2,543,694
Wynn Macau
Casino	476,999	344,595	1,796,209
Rooms	50,492	39,111	110,387
Food and beverage	32,420	33,094	81,576
Entertainment, retail and other (1)	66,104	57,857	81,857
	626,015	474,657	2,070,029
Total Macau Operations	1,509,022	980,077	4,613,723

Las Vegas Operations:
Casino	426,440	236,826	394,104
Rooms	425,777	202,073	483,055
Food and beverage	489,587	216,426	558,782
Entertainment, retail and other (1)	161,877	92,622	197,516
Total Las Vegas Operations	1,503,681	747,947	1,633,457

Encore Boston Harbor:
Casino	552,064	287,525	243,855
Rooms	47,280	20,679	36,144
Food and beverage	63,919	36,866	61,088
Entertainment, retail and other (1)	28,260	16,596	22,832
Total Encore Boston Harbor	691,523	361,666	363,919

Wynn Interactive:
Entertainment, retail and other	59,438	6,171	—
Total Wynn Interactive	59,438	6,171	—

Total operating revenues	$3,763,664	$2,095,861	$6,611,099

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2021	2020	2019
Adjusted Property EBITDA (2)
Macau Operations:
Wynn Palace	$91,646	$(149,647)	$729,535
Wynn Macau	4,209	(87,189)	648,837
Total Macau Operations	95,855	(236,836)	1,378,372
Las Vegas Operations	530,878	(56,356)	413,886
Encore Boston Harbor	210,068	(23,762)	23,150
Wynn Interactive	(267,360)	(7,351)	—
Total	569,441	(324,305)	1,815,408
Other operating expenses
Pre-opening	6,821	6,506	102,009
Depreciation and amortization	715,962	725,502	624,878
Property charges and other	50,762	67,455	20,286
Corporate expenses and other (3)	95,199	46,023	150,228
Stock-based compensation (4)	95,238	62,254	39,702
Total other operating expenses	963,982	907,740	937,103
Operating income (loss)	(394,541)	(1,232,045)	878,305
Other non-operating income and expenses
Interest income	3,213	15,384	24,449
Interest expense, net of amounts capitalized	(605,562)	(556,474)	(414,030)
Change in derivatives fair value	11,360	(13,060)	(3,228)
(Loss) gain on extinguishment of debt	(2,060)	(4,601)	(12,437)
Other	(23,926)	28,521	15,159
Total other non-operating income and expenses	(616,975)	(530,230)	(390,087)
Income (loss) before income taxes	(1,011,516)	(1,762,275)	488,218
Provision for income taxes	(474)	(564,671)	(176,840)
Net income (loss)	(1,011,990)	(2,326,946)	311,378
Net income (loss) attributable to noncontrolling interests	256,204	259,701	(188,393)
Net income (loss) attributable to Wynn Resorts, Limited	$(755,786)	$(2,067,245)	$122,985
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
(4)Excludes $0.7 million included in pre-opening expenses for the year ended December 31, 2019.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2021	2020	2019
Capital expenditures
Macau Operations:
Wynn Palace	$37,169	$46,717	$66,545
Wynn Macau	25,249	49,845	142,112
Total Macau Operations	62,418	96,562	208,657
Las Vegas Operations	168,788	85,882	96,928
Encore Boston Harbor	38,730	61,342	471,381
Wynn Interactive	13,624	5,603	—
Corporate and other	7,097	40,726	286,327
Total	$290,657	$290,115	$1,063,293

	December 31,
	2021	2020	2019
Assets
Macau Operations:
Wynn Palace	$3,122,424	$3,393,790	$3,734,210
Wynn Macau	1,032,521	1,202,709	1,656,625
Other Macau	1,173,913	2,026,098	1,023,411
Total Macau Operations	5,328,858	6,622,597	6,414,246
Las Vegas Operations	3,063,897	2,992,870	2,806,972
Encore Boston Harbor	2,193,117	2,300,016	2,456,667
Wynn Interactive	287,805	265,945	—
Corporate and other	1,657,149	1,688,119	2,193,396
Total	$12,530,826	$13,869,547	$13,871,281

	December 31,
	2021	2020	2019
Long-lived assets
Macau	$3,678,236	$3,989,797	$4,321,970
United States	5,604,531	5,738,343	5,909,847
Total	$9,282,767	$9,728,140	$10,231,817

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarterly Consolidated Financial Information (Unaudited)

The following tables (in thousands, except per share data) present selected quarterly financial information for 2021 and 2020, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	Year Ended December 31, 2021
	First	Second	Third	Fourth	Year
Operating revenues	$725,783	$990,113	$994,644	$1,053,124	$3,763,664
Operating loss	$(175,732)	$(29,521)	$(83,664)	$(105,624)	$(394,541)
Net loss	$(336,179)	$(173,397)	$(245,983)	$(256,431)	$(1,011,990)
Net loss attributable to Wynn Resorts, Limited	$(280,978)	$(131,369)	$(166,249)	$(177,190)	$(755,786)
Basic loss per share	$(2.53)	$(1.15)	$(1.45)	$(1.54)	$(6.64)
Diluted loss per share	$(2.53)	$(1.15)	$(1.45)	$(1.54)	$(6.64)

	Year Ended December 31, 2020
	First	Second	Third	Fourth	Year
Operating revenues	$953,716	$85,698	$370,452	$685,995	$2,095,861
Operating loss	$(247,411)	$(523,016)	$(283,007)	$(178,611)	$(1,232,045)
Net loss	$(450,253)	$(734,869)	$(831,533)	$(310,291)	$(2,326,946)
Net loss attributable to Wynn Resorts, Limited	$(402,037)	$(637,564)	$(758,142)	$(269,502)	$(2,067,245)
Basic loss per share	$(3.77)	$(5.97)	$(7.10)	$(2.53)	$(19.37)
Diluted loss per share	$(3.77)	$(5.97)	$(7.10)	$(2.53)	$(19.37)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") (Principal Executive and Financial Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company's CEO (Principal Executive and Financial Officer) has concluded that, as of the period covered by this annual report, the Company's disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young, LLP, an independent registered public accounting firm. Their report appears under "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2022 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 (the "2022 Proxy Statement") under the captions "Election of Directors," "Executive Officers," "Board Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to our definitive 2022 Proxy Statement under the captions "Board Compensation," "Compensation Discussion and Analysis" and "Executive Compensation Tables", which will be filed with the SEC.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	23,700	$80.42	3,003,920
Equity compensation plans not approved by security holders	—	—	—
Total	23,700	$80.42	3,003,920

Certain information required by this item will be contained in the 2022 Proxy Statement under the caption "Certain Beneficial Ownership and Management," and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to our definitive 2022 Proxy Statement under the caption "Certain Relationships and Related Transactions," and "Board Governance," which will be filed with the SEC.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to our definitive 2022 Proxy Statement under the caption "Ratification of Appointment of Independent Auditors," which will be filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2021 and 2020
•Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019
•Notes to Consolidated Financial Statements
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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Provision (Benefit) for Credit Losses	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for credit losses:
2021	$100,329	29,487	(18,497)	$111,319
2020	$39,317	64,375	(3,363)	$100,329
2019	$32,694	21,898	(15,275)	$39,317

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred income tax asset valuation allowance:
2021	$2,986,684	142,058	(627,479)	$2,501,263
2020	$2,759,431	264,366	(37,113)	$2,986,684
2019	$2,643,899	147,881	(32,349)	$2,759,431

(a)3. Exhibits
Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date
2.1	Equity Purchase Agreement, dated as of February 14, 2022 by and between Wynn MA, LLC and Realty Income Corporation.	8-K	2/14/2022
3.1	Third Amended and Restated Articles of Incorporation of the Registrant.	10-Q	5/8/2015
3.2	Ninth Amended and Restated Bylaws of the Registrant.	10-K	2/28/2020
4.1.0	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.	S-1	10/7/2002
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
		10-K	2/26/2021
10.2.1	Common Terms Agreement Sixth Amendment Agreement, dated December 21, 2018, between, among others, Wynn Resorts (Macau) S.A. as the company and Bank of China Limited, Macau Branch as security agent.	10-Q	2/28/2019
10.2.2
Term Facility Agreement Fifth Amendment Agreement, dated December 21, 2018, by and among Wynn Resorts (Macau) S.A. and Bank of China Limited, Macau Branch as Hotel Facility Agent and Hotel Facility Lender.
		10-Q	2/28/2019
10.2.3
Revolving Credit Facility Agreement Second Amendment Agreement, dated as of December 21, 2018, by and among Wynn Resorts (Macau) S.A. and Bank of China Limited, Macau Branch as Revolving Credit Facility Agent and Revolving Credit Facility Lender.
		10-Q	2/28/2019
10.2.4	Common Terms Agreement Fifth Amendment Agreement, dated September 30, 2015, between, among others, Wynn Resorts (Macau) S.A. as the company and Bank of China Limited, Macau Branch as security agent.	10-Q	11/6/2015
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
10.3.1
Facility Agreement, dated as of September 16, 2021, by and among WM Cayman Holdings Limited II, as borrower, Wynn Macau, Limited, as guarantor, and Bank of China Limited, Macau Branch, as agent and a syndicate of lenders.
		10-Q	11/9/2021
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
		10-Q	5/2/2012
10.4.5	Bank Guarantee Reimbursement Agreement, dated as of September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.	10-Q	11/4/2004

10.5.1	Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Macau, Limited and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.2	Amended and Restated Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Resorts (Macau), S.A., and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.3	Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between Wynn Las Vegas, LLC and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.4	Management Fee and Corporate Allocation Agreement, dated as of November 20, 2014, by and among Wynn MA, LLC and Wynn Resorts, Limited.	10-Q	2/29/2016
10.6.1	Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Macau, Limited.	10-Q	3/2/2015
10.6.2	Amended and Restated Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Resorts (Macau), S.A.	10-Q	3/2/2015
10.6.3	2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.	10-Q	5/8/2015
10.6.4	2014 Intellectual Property License Agreement, dated as of November 20, 2014, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn MA, LLC.	10-Q	2/29/2016
10.6.5	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
10.6.6	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
+10.7.1.0	Amended and Restated Employment Agreement, dated as of December 16, 2019, by and between Wynn Resorts, Limited and Matt Maddox.	10-K	2/28/2020
+10.7.1.1	Second Amended and Restated Employment Agreement dated as of January 1, 2021, by and between Wynn Resorts, Limited and Matt Maddox.	10-K	2/26/2021
+10.7.1.2	Transition Agreement, dated November 9, 2021, by and between Wynn Resorts, Limited and Matt Maddox.	10-Q	11/9/2021
+10.7.2.0	Employment Agreement, dated as of January 27, 2017 by and between Wynn Resorts, Limited and Craig Billings.	10-Q	5/4/2017
+10.7.2.1	First Amendment to Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Craig S. Billings.	10-Q	5/9/2018
+10.7.2.2	Second Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Craig Billings.	10-Q	8/8/2019
+10.7.2.3	Third Amended and Restated Employment Agreement dated as of January 1, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	10-K	2/26/2021
+10.7.2.4	Fourth Amended and Restated Employment Agreement dated as of May 24, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	8-K	5/24/2021
+10.7.2.5	Employment Agreement, dated November 9, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	10-Q	11/9/2021
+10.7.3.0	Employment Agreement, dated as of August 2, 2018, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2018
+10.7.3.1	First Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2019
+10.7.3.2	Second Amended and Restated Employment Agreement dated as of January 1, 2021, by and between Wynn Resorts, Limited and Ellen F. Whittemore.	10-K	2/26/2021
+10.7.3.3	Third Amended and Restated Employment Agreement dated as of January 12, 2022, by and between Wynn Resorts, Limited and Ellen F. Whittemore.	10-K	*
+10.7.4.0	Employment Agreement, dated as of December 7, 2021 by and between Wynn Resorts, Limited and Julie Cameron-Doe.	10-K	*
+10.8	Amended and Restated 2014 Omnibus Incentive Plan, dated January 1, 2017.	10-Q	2/24/2017
10.9	Cooperation Agreement, dated as of August 3, 2018, by and between Wynn Resorts, Limited and Elaine P. Wynn.	10-Q	8/6/2018

10.10
Second Amended and Restated Shareholders' Agreement, dated as of January 14, 2016, by and among Wynn Resorts (Macau), Ltd., Wynn Resorts International, Ltd., Chen Chi Ling Linda and Wynn Resorts (Macau), S.A.
		10-Q	2/28/2018
10.11	Form of Indemnity Agreement.	10-Q	9/18/2002
21.1	Subsidiaries of the Registrant.	10-K	*
23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.	10-K	*
31.1	Certification of Chief Executive Officer (Principal Executive and Financial Officer) of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
32	Certification of CEO (Principal Executive and Financial Officer) pursuant to 18 U.S.C. Section 1350.	10-K	*
101	The following material from Wynn Resorts, Limited's Annual Report on Form 10-K, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020, and 2019; (iv) the Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2021, 2020, and 2019; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	*
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.
*    Filed herewith.
+    Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 28, 2022	By:	/s/ Craig S. Billings
Craig S. Billings
Director, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig S. Billings	Director, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)	February 28, 2022
Craig S. Billings

/s/ Philip G. Satre	Non-Executive Chair of the Board and Director	February 28, 2022
Philip G. Satre

/s/ Betsy S. Atkins	Director	February 28, 2022
Betsy S. Atkins

/s/ Richard J. Byrne	Director	February 28, 2022
Richard J. Byrne

/s/ Jay L. Johnson	Director	February 28, 2022
Jay L. Johnson

/s/ Patricia Mulroy	Director	February 28, 2022
Patricia Mulroy

/s/ Margaret J. Myers	Director	February 28, 2022
Margaret J. Myers

/s/ Clark T. Randt, Jr.	Director	February 28, 2022
Clark T. Randt, Jr.

/s/ Darnell Strom	Director	February 28, 2022
Darnell Strom

/s/ Winifred Webb	Director	February 28, 2022
Winifred Webb