Form 10-Q
period 2022-03-31
WYNN RESORTS LTD
filed 2022-05-10
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2022
Common stock, par value $0.01	115,964,950

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,317,352	$2,522,530
Restricted cash	5,735	4,896
Accounts receivable, net of allowance for credit losses of $100,101 and $111,319	187,007	199,463
Inventories	72,244	69,967
Prepaid expenses and other	83,269	79,061
Total current assets	2,665,607	2,875,917
Property and equipment, net	8,670,727	8,765,308
Restricted cash	3,327	3,641
Goodwill and intangible assets, net	272,292	307,578
Operating lease assets	363,891	371,365
Other assets	203,466	207,017
Total assets	$12,179,310	$12,530,826
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$164,934	$170,542
Customer deposits	423,859	436,388
Gaming taxes payable	40,306	73,173
Accrued compensation and benefits	142,490	206,225
Accrued interest	144,110	132,877
Current portion of long-term debt	50,000	50,000
Other accrued liabilities	188,547	218,675
Total current liabilities	1,154,246	1,287,880
Long-term debt	11,872,894	11,884,546
Long-term operating lease liabilities	113,321	115,187
Other long-term liabilities	72,108	79,428
Total liabilities	13,212,569	13,367,041
Commitments and contingencies (Note 15)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 131,789,909 and 131,449,806 shares issued; 115,917,961 and 115,714,943 shares outstanding, respectively	1,318	1,314
Treasury stock, at cost; 15,871,948 and 15,734,863 shares, respectively	(1,448,040)	(1,436,373)
Additional paid-in capital	3,571,666	3,502,715
Accumulated other comprehensive income	9,301	6,004
Accumulated deficit	(2,471,285)	(2,288,078)
Total Wynn Resorts, Limited stockholders' deficit	(337,040)	(214,418)
Noncontrolling interests	(696,219)	(621,797)
Total stockholders' deficit	(1,033,259)	(836,215)
Total liabilities and stockholders' deficit	$12,179,310	$12,530,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating revenues:
Casino	$489,862	$516,218
Rooms	170,376	76,190
Food and beverage	174,020	68,509
Entertainment, retail and other	119,076	75,765
Total operating revenues	953,334	736,682
Operating expenses:
Casino	324,079	351,966
Rooms	58,715	33,535
Food and beverage	146,656	73,948
Entertainment, retail and other	88,904	73,459
General and administrative	196,780	179,774
Provision for credit losses	342	7,367
Pre-opening	2,447	1,627
Depreciation and amortization	184,556	185,121
Property charges and other	45,720	5,617
Total operating expenses	1,048,199	912,414
Operating loss	(94,865)	(175,732)
Other income (expense):
Interest income	1,280	904
Interest expense, net of amounts capitalized	(152,158)	(152,852)
Change in derivatives fair value	7,400	4,409
Loss on extinguishment of debt	—	(1,322)
Other	(15,127)	(11,093)
Other income (expense), net	(158,605)	(159,954)
Loss before income taxes	(253,470)	(335,686)
Provision for income taxes	(1,140)	(493)
Net loss	(254,610)	(336,179)
Less: net loss attributable to noncontrolling interests	71,286	55,201
Net loss attributable to Wynn Resorts, Limited	$(183,324)	$(280,978)
Basic and diluted net loss per common share:
Net loss attributable to Wynn Resorts, Limited:
Basic	$(1.59)	$(2.53)
Diluted	$(1.59)	$(2.53)
Weighted average common shares outstanding:
Basic	115,030	111,020
Diluted	115,030	111,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(254,610)	$(336,179)
Other comprehensive income:
Foreign currency translation adjustments, before and after tax	4,597	4,032
Total comprehensive loss	(250,013)	(332,147)
Less: comprehensive loss attributable to noncontrolling interests	69,986	54,066
Comprehensive loss attributable to Wynn Resorts, Limited	$(180,027)	$(278,081)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31, 2022
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2022	115,714,943	$1,314	$(1,436,373)	$3,502,715	$6,004	$(2,288,078)	$(214,418)	$(621,797)	$(836,215)
Net loss	—	—	—	—	—	(183,324)	(183,324)	(71,286)	(254,610)
Currency translation adjustment	—	—	—	—	3,297	—	3,297	1,300	4,597
Issuance of restricted stock	419,198	5	—	9,283	—	—	9,288	—	9,288
Cancellation of restricted stock	(79,095)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(137,085)	—	(11,667)	—	—	—	(11,667)	—	(11,667)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(9,279)	(9,279)
Contribution from noncontrolling interest	—	—	—	48,559	—	—	48,559	1,474	50,033
Stock-based compensation	—	—	—	11,108	—	117	11,225	3,369	14,594
Balances, March 31, 2022	115,917,961	$1,318	$(1,448,040)	$3,571,666	$9,301	$(2,471,285)	$(337,040)	$(696,219)	$(1,033,259)

	For the Three Months Ended March 31, 2021
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2021	107,888,336	$1,235	$(1,422,531)	$2,598,115	$3,604	$(1,532,420)	$(351,997)	$(385,320)	$(737,317)
Net loss	—	—	—	—	—	(280,978)	(280,978)	(55,201)	(336,179)
Currency translation adjustment	—	—	—	—	2,897	—	2,897	1,135	4,032
Issuance of common stock, net of $17.7 million underwriter discounts, commissions and other expenses	7,475,000	75	—	841,824	—	—	841,899	—	841,899
Issuance of restricted stock	335,285	3	—	5,899	—	—	5,902	370	6,272
Cancellation of restricted stock	(13,099)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(38,194)	—	(4,356)	—	—	—	(4,356)	—	(4,356)
Cash dividends declared	—	—	—	—	—	81	81	9	90
Stock-based compensation	—	—	—	20,235	—	—	20,235	2,385	22,620
Balances, March 31, 2021	115,647,328	$1,313	$(1,426,887)	$3,466,073	$6,501	$(1,813,317)	$233,683	$(436,622)	$(202,939)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(254,610)	$(336,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184,556	185,121
Deferred income taxes	415	293
Stock-based compensation expense	13,900	24,346
Amortization of debt issuance costs	7,203	6,652
Loss on extinguishment of debt	—	1,322
Provision for credit losses	342	7,367
Change in derivatives fair value	(7,400)	(4,409)
Property charges and other	60,847	16,710
Increase (decrease) in cash from changes in:
Receivables, net	11,868	(22,947)
Inventories, prepaid expenses and other	(4,284)	(21,411)
Customer deposits	(11,435)	(131,336)
Accounts payable and accrued expenses	(118,787)	20,565
Net cash used in operating activities	(117,385)	(253,906)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(96,343)	(40,270)
Purchase of intangible and other assets	(901)	(8,500)
Proceeds from sale of assets and other	29	134
Net cash used in investing activities	(97,215)	(48,636)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	50,084
Repayments of long-term debt	(12,500)	(1,166,737)
Proceeds from issuance of Wynn Resorts, Limited common stock	—	841,899
Repurchase of common stock	(11,667)	(4,356)
Finance lease payments	(4,443)	(3,881)
Distribution to noncontrolling interest	(9,279)	—
Contribution from noncontrolling interest	50,033	—
Dividends paid	(1,163)	(295)
Payments for debt financing costs	(109)	(2,154)
Net cash provided by (used in) financing activities	10,872	(285,440)
Effect of exchange rate on cash, cash equivalents and restricted cash	(925)	(1,131)
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(204,653)	(589,113)
Balance, beginning of period	2,531,067	3,486,384
Balance, end of period	$2,326,414	$2,897,271

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$133,637	$138,823
Liability settled with shares of common stock	$9,287	$6,272
Accounts and construction payables related to property and equipment	$49,996	$57,463
Other liabilities related to intangible assets	$5,501	$13,748
Finance lease liabilities arising from obtaining finance lease assets	$1,119	$7,423
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

In the Macau Special Administrative Region ("Macau") of the People's Republic of China ("PRC"), the Company owns approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts. The Company refers to Wynn Palace and Wynn Macau as its Macau Operations. In Las Vegas, Nevada, the Company operates and, with the exception of certain retail space, owns 100% of Wynn Las Vegas. Additionally, the Company is a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). The Company refers to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as its Las Vegas Operations. In Everett, Massachusetts, the Company owns 100% of and operates Encore Boston Harbor, an integrated resort. The Company also holds an approximately 74% interest in, and consolidates, Wynn Interactive Ltd. ("Wynn Interactive"), through which it operates online sports betting and gaming businesses in the United States and the United Kingdom, as well as a social casino business.

Recent Developments Related to COVID-19

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Although there have been periods during which certain restrictions and conditions were eased by the Macau government to allow for greater visitation and quarantine-free travel to Macau, adverse conditions and evolving conditions created by and in response to the COVID-19 pandemic may cause these restrictions and conditions to be reintroduced. The Company is currently unable to determine when protective measures and the suspension of certain offerings in effect at our Macau Operations will be lifted. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

Liquidity

The COVID-19 pandemic has materially impacted and is likely to continue to materially impact our business, financial condition and results of operations. As of March 31, 2022, the Company had total cash and cash equivalents, excluding restricted cash, of $2.32 billion, and had access to $835.6 million of available borrowing capacity from the WRF Revolver and $211.9 million of available borrowing capacity from the WM Cayman II Revolver. As a result of the negative impact the COVID-19 pandemic has had, and will likely continue to have, on our operating income, the Company has suspended its dividend program for the foreseeable future. Given the Company's liquidity position as of March 31, 2022, the Company believes it will be able to support continuing operations and respond to the continuing impact of the COVID-19 pandemic and related economic disruptions.

Macau Gaming Concession

The term of the Company's gaming concession agreement with the Macau government ends on June 26, 2022. If the term of this concession agreement is not extended, renewed or replaced by a new gaming concession, all of the Company's gaming operations and related equipment in Macau will be automatically transferred to the Macau government without compensation on that date and the Company will cease to generate gaming revenues from its Macau Operations. In addition, under the indentures governing the Company’s $4.7 billion aggregate principal amount of WML Senior Notes and the facility agreement governing the WM Cayman II Revolver, upon the occurrence of any event after which the Company does not own or manage casino or gaming areas or operate casino games of fortune and chance in Macau in substantially the same manner and scope as of the issue date of the respective senior notes or the date of the facility agreement, for a period of 10 consecutive days or more

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
in the case of the WML Senior Notes or a period of 30 consecutive days or more in the case of the WM Cayman II Revolver, and such event has a material adverse effect on the financial condition, business, properties or results of operations of WML and its subsidiaries, taken as a whole, holders of the WML Senior Notes can require the Company to repurchase all or any part of the WML Senior Notes at par, plus any accrued and unpaid interest (the “Special Put Option”), and any amounts owed under the WM Cayman II Revolver may become immediately due and payable (the “Property Mandatory Prepayment Event”).

In January 2022, the Macau government published a draft of its proposed revisions to the gaming law which is currently under review by the Macau Legislative Assembly. On March 3, 2022, the Macau government announced its intention to extend the term of Macau’s six gaming concession and subconcession contracts until December 31, 2022 in order to ensure sufficient time to complete the amendment to the Macau gaming law and to conduct a public tender for the awarding of new gaming concessions contracts. The Macau government invited Wynn Resorts (Macau) S.A. ("WRM") to submit a formal request for an extension along with a commitment to pay the Macau government approximately 47.0 million Macau pataca (MOP) (approximately $5.8 million) and provided a bank guarantee to secure the fulfillment of WRM’s payment obligations towards its employees should WRM be unsuccessful in tendering for a new concession contract after its concession expires. WRM submitted a request for an extension of its concession agreement on March 11, 2022, which is subject to approval by the Macau government. The Company is monitoring developments with respect to the Macau government’s concession extension and renewal process, and at this time believes that its concession agreement will be extended and renewed beyond June 26, 2022. If the Company is unable to extend or renew its concession agreement or obtain a new gaming concession agreement, and an election by the WML Senior Note holders to exercise the Special Put Option and the triggering of the Property Mandatory Prepayment Event would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $176.9 million and $212.0 million for the three months ended March 31, 2022 and 2021, respectively.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the planned cessation of the London Interbank Offered Rate (referred to as "LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 also provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. ASU 2020-04 must be adopted no later than December 1, 2022 with early adoption permitted. The Company is currently assessing the impact the adoption of the new guidance will have on its consolidated financial statements.

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents:
Cash (1)	$1,765,903	$2,021,553
Cash equivalents (2)	551,449	500,977
Total cash and cash equivalents	2,317,352	2,522,530
Restricted cash (3)	9,062	8,537
Total cash, cash equivalents and restricted cash	$2,326,414	$2,531,067
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan.

Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Casino	$191,884	$199,030
Hotel	29,545	36,749
Other	65,679	75,003
	287,108	310,782
Less: allowance for credit losses	(100,101)	(111,319)
	$187,007	$199,463

As of March 31, 2022 and December 31, 2021, approximately 70.2% and 70.3%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company’s allowance for casino credit losses was 50.0% and 53.7% of gross casino receivables as of March 31, 2022 and December 31, 2021, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	March 31,
	2022	2021
Balance at beginning of year	$111,319	$100,329
Provision for credit losses	342	7,367
Write-offs	(11,720)	(5,653)
Recoveries of receivables previously written off	378	501
Effect of exchange rate	(218)	(132)
Balance at end of period	$100,101	$102,412

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Buildings and improvements	$9,768,023	$9,785,514
Land and improvements	1,281,292	1,278,010
Furniture, fixtures and equipment	3,016,722	3,067,793
Airplanes	110,623	110,623
Construction in progress	323,439	250,378
	14,500,099	14,492,318
Less: accumulated depreciation	(5,829,372)	(5,727,010)
	$8,670,727	$8,765,308

As of March 31, 2022 and December 31, 2021, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties, including the Wynn Las Vegas room remodel.

Depreciation expense for the three months ended March 31, 2022 and 2021 was $176.3 million and $177.7 million, respectively.

Encore Boston Harbor Real Estate Sale and Leaseback

On February 14, 2022, Wynn MA, LLC, the owner and operator of Encore Boston Harbor and an indirect, wholly owned subsidiary of WRL (“Wynn MA”), entered into a sale-leaseback arrangement with respect to certain real estate assets related to Encore Boston Harbor. Upon closing of the related transactions, which are currently expected to take place in the fourth quarter of 2022 subject to the receipt of required regulatory approvals and customary closing conditions, the Company expects to receive cash consideration of approximately $1.7 billion in exchange for the sale of such real estate assets to an unrelated third party, and to concurrently enter into a master lease agreement whereby Wynn MA and certain of its affiliates will lease such real estate assets for the purpose of continuing to operate the Encore Boston Harbor property. The master lease agreement provides for an initial annual rent of $100.0 million for a term of 30 years with one 30-year renewal option, subject to certain annual rent escalations. The Company expects to use the cash proceeds from the sale of the real estate assets for general corporate purposes, which may include the repayment of certain debt obligations.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6 -    Goodwill

The following table shows the movement in the Company's goodwill balance that occurred during the periods presented (in thousands):

	March 31,
	2022	2021
Balance at beginning of year	$129,738	$144,095
Foreign currency translation	(961)	1,312
Impairment	(30,250)	—
Balance at end of period	$98,527	$145,407

During the three months ended March 31, 2022, as a result of changes in forecasts and other industry-specific factors, the Company identified interim indicators of impairment related to the goodwill assigned to the reporting units comprising Wynn Interactive. After revisiting the estimated fair value of those reporting units based on a combination of the income and market approaches, the Company recognized impairment of $30.3 million, which is recorded in Property charges and other in the accompanying Condensed Consolidated Statements of Operations.

Note 7 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Macau Related:
WM Cayman II Revolver, due 2025 (1)	$1,283,922	$1,287,766
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000

U.S. and Corporate Related:
WRF Credit Facilities (2):
WRF Term Loan, due 2024	875,000	887,500
WLV 4 1/4% Senior Notes, due 2023	500,000	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 7 3/4% Senior Notes, due 2025	600,000	600,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
Retail Term Loan, due 2025 (3)	615,000	615,000
	11,983,922	12,000,266
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(61,028)	(65,720)
	11,922,894	11,934,546
Less: Current portion of long-term debt	(50,000)	(50,000)
Total long-term debt, net of current portion	$11,872,894	$11,884,546
(1) The borrowings under the WM Cayman II Revolver bear interest at LIBOR or HIBOR plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $268.2 million and $1.02 billion of the WM Cayman II Revolver bears interest at a rate of LIBOR plus 2.625% per year and HIBOR plus 2.625% per year, respectively. As of March 31, 2022, the weighted average interest rate was approximately 2.96%. As of March 31, 2022, the available borrowing capacity under the WM Cayman II Revolver was $211.9 million.
(2) The WRF Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of March 31, 2022, the weighted average interest rate was approximately 2.21%. Additionally, as of March 31, 2022, the available borrowing capacity under the WRF Revolver was $835.6 million, net of $14.4 million in outstanding letters of credit.
(3) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of March 31, 2022, the effective interest rate was 2.70%.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
WM Cayman II Revolver Amendment

On May 5, 2022, WM Cayman II and its lenders agreed to waive certain financial covenants in the facility agreement under the WM Cayman II Revolver in respect of the relevant periods ending on the following applicable test dates: (a) June 30, 2022; (b) September 30, 2022; (c) December 31, 2022; and (d) March 31, 2023; and to provide for a floor on the interest rate margin of 2.625% per annum through June 30, 2023. WML, as guarantor, may be subject to certain restrictions on payments of dividends or distributions to its shareholders, unless certain financial criteria have been satisfied through the facility agreement.

Debt Covenant Compliance

As of March 31, 2022, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of March 31, 2022 and December 31, 2021, was approximately $11.34 billion and $11.72 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $11.98 billion and $12.00 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

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

Noncontrolling Interests

Retail Joint Venture

During the three months ended March 31, 2022, the Retail Joint Venture made aggregate distributions of approximately $9.3 million to its non-controlling interest holder. During the three months ended March 31, 2021, the Retail Joint Venture did not make any distributions to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 16, "Retail Joint Venture".

During the three months ended March 31, 2022, in exchange for cash consideration of $50.0 million, the Company sold to Crown Acquisitions Inc. ("Crown") a 49.9% interest in certain retail space contributed by the Company to the Retail Joint Venture. In connection with this transaction, the Company recorded $48.6 million of additional paid-in capital and $1.5 million of noncontrolling interest, within Contribution from noncontrolling interest in the accompanying Condensed Consolidated Statement of Stockholders' Deficit for the three months ended March 31, 2022.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9 -    Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	March 31, 2022	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$551,449	$—	$551,449	$—
Restricted cash	$9,062	$7,789	$1,273	$—
Interest rate collar	$2,670	$—	$2,670	$—

Liabilities:
Interest rate collar	$817	$—	$817	$—

		Fair Value Measurements Using:
	December 31, 2021	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$500,977	$—	$500,977	$—
Restricted cash	$8,537	$6,950	$1,587	$—

Liabilities:
Interest rate collar	$5,548	$—	$5,548	$—

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	March 31, 2022	December 31, 2021	Increase / (decrease)	March 31, 2021	December 31, 2020	Increase / (decrease)
Casino outstanding chips and front money deposits (1)	$335,426	$352,830	$(17,404)	$461,343	$596,463	$(135,120)
Advance room deposits and ticket sales (2)	60,150	55,438	4,712	40,062	29,224	10,838
Other gaming-related liabilities (3)	25,745	26,515	(770)	9,608	7,882	1,726
Loyalty program and related liabilities (4)	37,355	34,695	2,660	24,967	22,736	2,231
	$458,676	$469,478	$(10,802)	$535,980	$656,305	$(120,325)
(1) Casino outstanding chips generally represent amounts owed to gaming promoters and customers for chips in their possession, and casino front money deposits represent funds deposited by customers before gaming play occurs. These amounts are included in customer deposits on the Condensed Consolidated Balance Sheets and may be recognized as revenue or redeemed for cash in the future. As of March 31, 2022 and December 31, 2021, the Company had no agreements in place with gaming promoters.
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Casino	$2,255	$3,891
Rooms	187	506
Food and beverage	362	1,150
Entertainment, retail and other	3,895	4,300
General and administrative	7,201	14,499
Total stock-based compensation expense	13,900	24,346
Total stock-based compensation capitalized	679	905
Total stock-based compensation costs	$14,579	$25,251

Note 12 - Income Taxes

The Company recorded an income tax expense of $1.1 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. Income tax expense in both periods primarily related to the Macau dividend tax agreement that provides for an annual payment as complementary tax otherwise due by stockholders of WRM.

In March 2021, the Company received an extension of its Macau dividend tax agreement, providing for a payment of MOP 12.8 million (approximately $1.6 million) for 2021 and MOP 6.3 million (approximately $0.8 million) for the period ending June 26, 2022.

The Company records valuation allowances on certain of its U.S. and foreign deferred tax assets. The Company continues to rely solely on the reversal of net taxable temporary differences in assessing a need for a valuation allowance.

In April 2020, WRM received an extension of the exemption from Macau’s 12% Complementary Tax on casino gaming profits earned from January 1, 2021 to June 26, 2022.

For the three months ended March 31, 2022 and 2021, the Company did not have any casino gaming profits exempt from the Macau Complementary Tax. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its gaming concession agreement.

In March 2021, the Financial Services Bureau concluded its review of the 2017 and 2018 Macau income tax returns of Palo Real Estate Company Limited, a subsidiary of WRM, with no changes.

In January 2022, the Financial Services Bureau issued final tax assessments for WRM for the year 2017 and 2018. While no additional tax was due, adjustments were made to WRM's tax loss carryforwards.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to Wynn Resorts, Limited	$(183,324)	$(280,978)

Denominator:
Weighted average common shares outstanding	115,030	111,020
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	—	—
Weighted average common and common equivalent shares outstanding	115,030	111,020

Net loss attributable to Wynn Resorts, Limited per common share, basic	$(1.59)	$(2.53)
Net loss attributable to Wynn Resorts, Limited per common share, diluted	$(1.59)	$(2.53)

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	825	1,235

Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Minimum rental income	$24,601	$22,738
Contingent rental income	20,623	26,006
Total rental income	$45,224	$48,744

Note 15 - Commitments and Contingencies

Litigation

In addition to the actions noted below, the Company and its affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations, and cash flows.

Macau Litigation Related to Dore

WRM has been named as a defendant in lawsuits filed in the Macau Court of First Instance by individuals who claim to be investors in or persons with credit in accounts maintained by Dore Entertainment Company Limited (“Dore”), an independent, Macau registered and licensed company that operated a gaming promoter business at Wynn Macau. In connection with the alleged theft, embezzlement, fraud and/or other crime(s) perpetrated by a former employee of Dore (the “Dore Incident”), the plaintiffs of the lawsuits allege that Dore failed to honor withdrawal of funds deposited with Dore as investments or gaming deposits that allegedly resulted in certain losses for these individuals. The principal allegations common to the lawsuits are that WRM, as a gaming concessionaire, should be held responsible for Dore’s conduct on the basis that WRM is responsible for the supervision of Dore’s activities at Wynn Macau that resulted in the purported losses.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On November 19, 2021, the Macau Court of Final Appeal issued a final ruling (the “Ruling”) with respect to one such lawsuit that WRM was held jointly liable to a plaintiff. Pursuant to the Ruling, WRM was required to pay approximately $1.2 million, inclusive of accumulated interest, to such plaintiff.

The Company believes most remaining cases are without merit and unfounded and intends to vigorously defend against the remaining claims pleaded against WRM in these lawsuits. The Company has made estimates for potential litigation costs based upon its assessment of the likely outcome and has recorded provisions for such amounts in the accompanying condensed consolidated financial statements. No assurances can be provided as to the outcome of the pending Dore cases, and actual results may differ from these estimates.

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

The defendants in this action intend to vigorously defend against the claims pleaded against them. This action is in the preliminary stages and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or reasonably estimate the range of possible loss, if any.

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

Note 16 - Retail Joint Venture

As of March 31, 2022 and December 31, 2021, the Retail Joint Venture had total assets of $95.3 million and $98.0 million, respectively, and total liabilities of $619.2 million and $624.4 million, respectively. As of March 31, 2022 and December 31, 2021, the Retail Joint Venture's liabilities included long-term debt of $613.0 million and $612.9 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

The following tables present the Company's segment information (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating revenues
Macau Operations:
Wynn Palace
Casino	$114,413	$185,909
Rooms	13,831	17,012
Food and beverage	11,443	11,672
Entertainment, retail and other (1)	23,638	22,733
	163,325	237,326
Wynn Macau
Casino	102,430	138,927
Rooms	9,390	14,702
Food and beverage	8,386	7,433
Entertainment, retail and other (1)	14,894	18,589
	135,100	179,651
Total Macau Operations	298,425	416,977

Las Vegas Operations:
Casino	124,271	79,903
Rooms	131,466	39,761
Food and beverage	136,029	40,077
Entertainment, retail and other (1)	49,420	18,975
Total Las Vegas Operations	441,186	178,716

Encore Boston Harbor:
Casino	148,748	111,479
Rooms	15,689	4,715
Food and beverage	18,162	9,327
Entertainment, retail and other (1)	8,197	4,569
Total Encore Boston Harbor	190,796	130,090

Wynn Interactive:
Entertainment, retail and other	22,927	10,899
Total Wynn Interactive	22,927	10,899

Total operating revenues	$953,334	$736,682

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Adjusted Property EBITDA (2)
Macau Operations:
Wynn Palace	$(864)	$27,369
Wynn Macau	(4,682)	16,556
Total Macau Operations	(5,546)	43,925
Las Vegas Operations	159,378	28,081
Encore Boston Harbor	55,250	30,363
Wynn Interactive	(31,501)	(43,469)
Total	177,581	58,900
Other operating expenses
Pre-opening	2,447	1,627
Depreciation and amortization	184,556	185,121
Property charges and other	45,720	5,617
Corporate expenses and other	25,823	17,921
Stock-based compensation	13,900	24,346
Total other operating expenses	272,446	234,632
Operating loss	(94,865)	(175,732)
Other non-operating income and expenses
Interest income	1,280	904
Interest expense, net of amounts capitalized	(152,158)	(152,852)
Change in derivatives fair value	7,400	4,409
Loss on extinguishment of debt	—	(1,322)
Other	(15,127)	(11,093)
Total other non-operating income and expenses	(158,605)	(159,954)
Loss before income taxes	(253,470)	(335,686)
Provision for income taxes	(1,140)	(493)
Net loss	(254,610)	(336,179)
Net loss attributable to noncontrolling interests	71,286	55,201
Net loss attributable to Wynn Resorts, Limited	$(183,324)	$(280,978)
(1) Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 14, "Leases".
(2) "Adjusted Property EBITDA" is net loss before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on extinguishment of debt, and other non-operating income and expenses. The Company uses Adjusted Property EBITDA to manage the operating results of its segments. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDA because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net loss, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, the Company's calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Macau Operations:
Wynn Palace	$3,053,611	$3,122,424
Wynn Macau	894,110	1,032,521
Other Macau	1,096,243	1,173,913
Total Macau Operations	5,043,964	5,328,858
Las Vegas Operations	3,084,201	3,063,897
Encore Boston Harbor	2,147,869	2,193,117
Wynn Interactive	238,829	287,805
Corporate and other	1,664,447	1,657,149
Total	$12,179,310	$12,530,826

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2021. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Forward-Looking Statements."

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A — "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

•extensive regulation of our business and the cost of compliance or failure to comply with applicable laws and regulations;
•pending or future claims and legal proceedings, regulatory or enforcement actions or probity investigations;
•our ability to maintain our gaming licenses and concessions, including the renewal or extension of the concession in Macau that expires on June 26, 2022 and the proposed amendments to the Macau gaming law;
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

Overview

We are a designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming, all supported by an unparalleled focus on our guests, our people, and our community. Through our approximately 72% ownership of Wynn Macau, Limited ("WML"), we operate two integrated resorts in the Macau Special Administrative Region ("Macau") of the People's Republic of China ("PRC"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas. Additionally, we are a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). We refer to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as our Las Vegas Operations. In Everett, Massachusetts, we own 100% of and operates Encore Boston Harbor, an integrated resort. We also hold an approximately 74% interest in, and consolidate, Wynn Interactive Ltd. ("Wynn Interactive"), through which we operate online sports betting and gaming businesses in the United States and the United Kingdom, as well as a social casino business.

Recent Developments Related to COVID-19

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Although there have been periods during which certain restrictions and conditions were eased by the Macau government to allow for greater visitation and quarantine-free travel to Macau, adverse conditions and evolving conditions created by and in response to the COVID-19 pandemic may cause these restrictions and conditions to be reintroduced. We are currently unable to determine when protective measures and the suspension of certain offerings in effect at our Macau Operations will be lifted. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

Macau Gaming Concession

The term of our gaming concession agreement with the Macau government ends on June 26, 2022. If the term of this concession agreement is not extended, renewed, or replaced by a new gaming concession, all of our gaming operations and related equipment in Macau will be automatically transferred to the Macau government without compensation on that date and we will cease to generate gaming revenues from its Macau Operations. In addition, under the indentures governing our $4.7 billion aggregate principal amount of WML Senior Notes and the facility agreement governing the WM Cayman II Revolver, upon the occurrence of any event after which we do not own or manage casino or gaming areas or operate casino games of fortune and chance in Macau in substantially the same manner and scope as of the issue date of the respective senior notes or the date of the facility agreement, for a period of 10 consecutive days or more in the case of the WML Senior Notes or a period of 30 consecutive days or more in the case of the WM Cayman II Revolver, and such event has a material adverse effect on the financial condition, business, properties or results of operations of WML and its subsidiaries, taken as a whole, holders of the WML Senior Notes can require us to repurchase all or any part of the WML Senior Notes at par, plus any accrued and unpaid interest (the “Special Put Option”), and any amounts owed under the WM Cayman II Revolver may become immediately due and payable (the “Property Mandatory Prepayment Event”).

In January 2022, the Macau government published a draft of its proposed revisions to the gaming law which is currently under review by the Macau Legislative Assembly. On March 3, 2022, the Macau government announced its intention to extend the term of Macau’s six gaming concession and subconcession contracts until December 31, 2022 in order to ensure sufficient time to complete the amendment to the Macau gaming law and to conduct a public tender for the awarding of new gaming concessions contracts. The Macau government invited Wynn Resorts (Macau) S.A. ("WRM") to submit a formal request for an extension along with a commitment to pay the Macau government approximately 47.0 million Macau pataca (MOP) (approximately $5.8 million) and provided a bank guarantee to secure the fulfillment of WRM’s payment obligations towards its employees should WRM be unsuccessful in tendering for a new concession contract after its concession expires. WRM submitted a request for an extension of its concession agreement on March 11, 2022, which is subject to approval by the Macau government. We are monitoring developments with respect to the Macau government’s concession extension and renewal process, and at this time believe that our concession agreement will be extended and renewed beyond June 26, 2022. If we are unable to extend or renew our concession agreement or obtain a new gaming concession agreement, and an election by the WML Senior Note holders to exercise the Special Put Option and the triggering of the Property Mandatory Prepayment Event would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

In our VIP operations in Macau, customers primarily purchase rolling chips from the casino cage and can only use them to make wagers. Winning wagers are paid in cash chips. The loss of the rolling chips in the VIP operations is recorded as turnover and provides a base for calculating VIP win percentage. It is customary in Macau to measure VIP play using this rolling chip method. We expect our win as a percentage of turnover from these operations to be within the range of 3.1% to 3.4%.

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

Results of Operations

Summary of first quarter 2022 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues	$953,334	$736,682	$216,652	29.4
Net loss attributable to Wynn Resorts, Limited	(183,324)	(280,978)	97,654	34.8
Diluted net loss per share	(1.59)	(2.53)	0.94	37.2
Adjusted Property EBITDA (1)	177,581	58,900	118,681	201.5
(1) See Item 1—"Financial Statements," Note 17, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net loss attributable to Wynn Resorts, Limited.

The increase in operating revenues for the three months ended March 31, 2022 was primarily driven by increases of $262.5 million and $60.7 million from our Las Vegas Operations and Encore Boston Harbor, respectively, as a result of increased gaming volumes as well as increases in hotel occupancy, and covers at restaurants. The results of our Las Vegas Operations and Encore Boston Harbor for the three months ended March 31, 2021 were impacted by certain COVID-19 pandemic related protective measures and operating schedule modifications, which were no longer in effect during the three months ended March 31, 2022. The increase in operating revenues was partially offset by a decrease in operating revenues of $74.0 million and $44.6 million at Wynn Palace and Wynn Macau, respectively, resulting from decreased gaming volumes due to certain travel-related restrictions and conditions, including COVID-19 testing and other procedures related to the COVID-19 pandemic.

The decrease in net loss attributable to Wynn Resorts, Limited for the three months ended March 31, 2022 was primarily related to increased operating revenues at our Las Vegas Operations and Encore Boston Harbor, respectively, partially offset by increased operating expenses associated with higher business volumes at our Las Vegas Operations and Encore Boston Harbor.

The increase in Adjusted Property EBITDA for the three months ended March 31, 2022 was primarily driven by increased operating revenues at our Las Vegas Operations and Encore Boston Harbor, respectively, partially offset by an increase in operating expenses at our Las Vegas Operations and Encore Boston Harbor, respectively. Adjusted Property EBITDA increased $131.3 million, $24.9 million, and $12.0 million at our Las Vegas Operations, Encore Boston Harbor, and Wynn Interactive, respectively, and decreased $28.2 million and $21.2 million at Wynn Palace and Wynn Macau, respectively.

Financial results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$163,325	$237,326	$(74,001)	(31.2)
Wynn Macau	135,100	179,651	(44,551)	(24.8)
Total Macau Operations	298,425	416,977	(118,552)	(28.4)
Las Vegas Operations	441,186	178,716	262,470	146.9
Encore Boston Harbor	190,796	130,090	60,706	46.7
Wynn Interactive	22,927	10,899	12,028	110.4
	$953,334	$736,682	$216,652	29.4

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$489,862	$516,218	$(26,356)	(5.1)
Non-casino revenues:
Rooms	170,376	76,190	94,186	123.6
Food and beverage	174,020	68,509	105,511	154.0
Entertainment, retail and other	119,076	75,765	43,311	57.2
Total non-casino revenues	463,472	220,464	243,008	110.2
	$953,334	$736,682	$216,652	29.4

Casino revenues for the three months ended March 31, 2022 were 51.4% of operating revenues, compared to 70.1% for the same period of 2021. Non-casino revenues for the three months ended March 31, 2022 were 48.6% of operating revenues, compared to 29.9% for the same period of 2021.

Casino revenues

Casino revenues decreased primarily due to decreased VIP turnover and table games win and mass market table drop and table games win at our Macau Operations, partially offset by increased table drop, table games win and slot machine win at our Las Vegas Operations and Encore Boston Harbor, respectively.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$114,413	$185,909	$(71,496)	(38.5)
VIP:
Average number of table games	67	103	(36)	(35.0)
VIP turnover	$965,555	$2,200,182	$(1,234,627)	(56.1)
VIP table games win	$19,753	$96,456	$(76,703)	(79.5)
VIP win as a % of turnover	2.05%	4.38%	(2.33)
Table games win per unit per day	$3,280	$10,375	$(7,095)	(68.4)
Mass market:
Average number of table games	234	222	12	5.4
Table drop	$531,859	$607,518	$(75,659)	(12.5)
Table games win	$111,175	$131,649	$(20,474)	(15.6)
Table games win %	20.9%	21.7%	(0.8)
Table games win per unit per day	$5,282	$6,596	$(1,314)	(19.9)
Average number of slot machines	670	687	(17)	(2.5)
Slot machine handle	$250,930	$358,772	$(107,842)	(30.1)
Slot machine win	$12,649	$14,243	$(1,594)	(11.2)
Slot machine win per unit per day	$210	$230	$(20)	(8.7)
Wynn Macau:
Total casino revenues	$102,430	$138,927	$(36,497)	(26.3)
VIP:
Average number of table games	35	90	(55)	(61.1)
VIP turnover	$887,051	$1,804,382	$(917,331)	(50.8)
VIP table games win	$34,029	$58,635	$(24,606)	(42.0)
VIP win as a % of turnover	3.84%	3.25%	0.59
Table games win per unit per day	$10,823	$7,239	$3,584	49.5
Mass market:
Average number of table games	248	240	8	3.3
Table drop	$469,138	$590,890	$(121,752)	(20.6)
Table games win	$82,259	$105,183	$(22,924)	(21.8)
Table games win %	17.5%	17.8%	(0.3)
Table games win per unit per day	$3,680	$4,871	$(1,191)	(24.5)
Average number of slot machines	585	569	16	2.8
Slot machine handle	$283,539	$301,271	$(17,732)	(5.9)
Slot machine win	$10,611	$10,208	$403	3.9
Slot machine win per unit per day	$201	$199	$2	1.0

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Las Vegas Operations (1):
Total casino revenues	$124,271	$79,903	$44,368	55.5
Average number of table games	228	172	56	32.6
Table drop	$547,916	$324,531	$223,385	68.8
Table games win	$129,164	$76,653	$52,511	68.5
Table games win %	23.6%	23.6%	—
Table games win per unit per day	$6,300	$4,957	$1,343	27.1
Average number of slot machines	1,728	1,547	181	11.7
Slot machine handle	$1,177,985	$791,260	$386,725	48.9
Slot machine win	$80,831	$50,489	$30,342	60.1
Slot machine win per unit per day	$520	$363	$157	43.3
Poker rake	$3,861	$1,867	$1,994	106.8
Encore Boston Harbor (2):
Total casino revenues	$148,748	$111,479	$37,269	33.4
Average number of table games	184	199	(15)	(7.5)
Table drop	$346,195	$234,562	$111,633	47.6
Table games win	$76,792	$49,377	$27,415	55.5
Table games win %	22.2%	21.1%	1.1
Table games win per unit per day	$4,637	$2,752	$1,885	68.5
Average number of slot machines	2,776	1,889	887	47.0
Slot machine handle	$1,183,314	$913,795	$269,519	29.5
Slot machine win	$95,296	$74,820	$20,476	27.4
Slot machine win per unit per day	$381	$440	$(59)	(13.4)
(1) On October 19, 2020, Encore at Wynn Las Vegas adjusted its operating schedule to five days/four nights each week due to reduced customer demand levels. This adjusted operating schedule remained in effect through the first quarter of 2021, and on April 8, 2021, Encore at Wynn Las Vegas resumed full operations.
(2) On January 25, 2021, Encore Boston Harbor restored 24-hour casino operations and reopened its hotel tower on a Thursday through Sunday weekly schedule. The property reopened its hotel tower to seven days per week as of September 1, 2021.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$13,831	$17,012	$(3,181)	(18.7)
Occupancy	47.2%	60.4%	(13.2)
ADR	$180	$178	$2	1.1
REVPAR	$85	$108	$(23)	(21.3)
Wynn Macau:
Total room revenues (dollars in thousands)	$9,390	$14,702	$(5,312)	(36.1)
Occupancy	49.8%	60.8%	(11.0)
ADR	$188	$242	$(54)	(22.3)
REVPAR	$94	$147	$(53)	(36.1)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$131,466	$39,761	$91,705	230.6
Occupancy	76.9%	35.3%	41.6
ADR	$432	$331	$101	30.5
REVPAR	$333	$117	$216	184.6
Encore Boston Harbor (1):
Total room revenues (dollars in thousands)	$15,689	$4,715	$10,974	232.7
Occupancy	80.5%	71.0%	9.5
ADR	$324	$276	$48	17.4
REVPAR	$261	$196	$65	33.2
(1) Encore Boston Harbor room statistics have been computed based on 36 days of operation in three months ended March 31, 2021, representing the number of nights hotel rooms were offered for sale to the public.

Room revenues increased $94.2 million, primarily due to higher occupancy and ADR at our Las Vegas Operations and Encore Boston Harbor, respectively. The hotel tower at Encore Boston Harbor was closed pursuant to a COVID-19 related state directive from November 6, 2020 through January 25, 2021, when it reopened its hotel tower on a Thursday through Sunday weekly schedule. Encore Boston Harbor reopened its hotel tower to seven days per week as of September 1, 2021.

Food and beverage revenues increased $105.5 million, primarily due to increased covers at our restaurants and an increase in nightlife revenues at our Las Vegas Operations as a result of ongoing recovery from the effects of COVID-19.

Entertainment, retail and other revenues increased $43.3 million, primarily due to an increase in visitation to our Las Vegas Operations as a result of ongoing recovery from the effects of COVID-19 and an increase of $12.0 million in revenues at Wynn Interactive primarily due to the continued expansion and ramp up of its operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$324,079	$351,966	$(27,887)	(7.9)
Rooms	58,715	33,535	25,180	75.1
Food and beverage	146,656	73,948	72,708	98.3
Entertainment, retail and other	88,904	73,459	15,445	21.0
General and administrative	196,780	179,774	17,006	9.5
Provision for credit losses	342	7,367	(7,025)	(95.4)
Pre-opening	2,447	1,627	820	50.4
Depreciation and amortization	184,556	185,121	(565)	(0.3)
Property charges and other	45,720	5,617	40,103	714.0
Total operating expenses	$1,048,199	$912,414	$135,785	14.9

Total operating expenses increased $135.8 million compared to the three months ended March 31, 2021, primarily due to increased room, food and beverage, entertainment, retail and other, general and administrative expenses, and property charges and other, partially offset by decreased casino and provision for credit losses expenses.
Casino expenses decreased $42.4 million and $22.9 million at Wynn Palace and Wynn Macau, respectively. These decreases were primarily due to reductions in gaming tax expense commensurate with the declines in casino revenues at each of Wynn Palace and Wynn Macau, resulting from the effects of the COVID-19 pandemic, partially offset by increased casino expenses of $19.9 million and $17.5 million at our Las Vegas Operations and Encore Boston Harbor, respectively, primarily due to increased gaming tax expense driven by the increase in casino revenues.
Room expenses increased $21.1 million and $4.5 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily a result of higher operating costs related to the increase in occupancy.
Food and beverage expenses increased $64.7 million and $6.5 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily a result of higher operating costs related to the increase in food and beverage revenues as well as higher nightlife entertainment costs.
Entertainment, retail and other expenses increased $14.5 million at our Las Vegas operations. The increase was primarily a result of higher operating costs related to an increase in visitation.
General and administrative expenses increased primarily due to increases of $12.5 million and $5.8 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily attributable to increased payroll, operating costs, and general and administrative expenses required to support higher business volumes.
Provision for credit losses decreased $3.0 million, $2.4 million, and $1.5 million at Wynn Palace, our Las Vegas Operations, and Wynn Macau, respectively. The decreases were primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.
Our property charges and other expenses for the quarter ended March 31, 2022 consisted primarily of impairment of goodwill of $30.3 million at Wynn Interactive, asset abandonments of $1.0 million and $2.1 million at our Las Vegas Operations and Wynn Interactive, respectively, and contract termination expenses of $9.6 million at Wynn Interactive. Our property charges and other expenses for the quarter ended March 31, 2021 consisted primarily of asset abandonments of $2.1 million and $2.2 million at our Las Vegas Operations and Wynn Palace, respectively.

Interest expense, net of capitalized interest
The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$152,158	$152,852	$(694)	(0.5)

Weighted average total debt balance	$12,057,742	$12,628,361
Weighted average interest rate	5.05%	4.84%

Interest costs decreased primarily due to a decrease in the weighted average debt balance.

Other non-operating income and expenses

We incurred a foreign currency remeasurement loss of $15.1 million and $11.1 million for the three months ended March 31, 2022 and 2021, respectively. The impact of the exchange rate fluctuation of the MOP, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a gain of $7.4 million and $4.4 million for the three months ended March 31, 2022 and 2021, respectively, from change in derivatives fair value.

We recorded a $1.3 million loss on extinguishment of debt for the three months ended March 31, 2021 related to the partial prepayment of the Wynn Macau Term Loan.

Income taxes

We recorded an income tax expense of $1.1 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. The income tax expense primarily related to the Macau dividend tax agreement that provides for an annual payment as complementary tax otherwise due by stockholders of WRM.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $71.3 million and $55.2 million for the three months ended March 31, 2022 and 2021, respectively. These amounts are primarily related to the noncontrolling interests' share of net loss attributable to WML.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net loss before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on extinguishment of debt, and other non-operating income and expenses. We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations preopening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net loss, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
The following table summarizes Adjusted Property EBITDA (dollar in thousands) for Wynn Palace, Wynn Macau, Las Vegas Operations, and Encore Boston Harbor as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 17, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net loss attributable to Wynn Resorts, Limited.

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Wynn Palace	$(864)	$27,369	$(28,233)	(103.2)
Wynn Macau	(4,682)	16,556	(21,238)	(128.3)
Las Vegas Operations	159,378	28,081	131,297	467.6
Encore Boston Harbor	55,250	30,363	24,887	82.0
Wynn Interactive	(31,501)	(43,469)	11,968	27.5

Adjusted Property EBITDA at Wynn Palace and Wynn Macau decreased $28.2 million and $21.2 million for the three months ended March 31, 2022, respectively, primarily due to a decrease in operating revenues, partially offset by a decrease in operating expenses. Our Macau Operations for the first quarter of 2022 continued to be negatively impacted by certain travel-related restrictions and conditions, including COVID-19 testing and other procedures related to the COVID-19 pandemic.
Adjusted Property EBITDA at our Las Vegas Operations increased $131.3 million for the three months ended March 31, 2022, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses. Our Las Vegas Operations for the first quarter of 2021 were negatively impacted by the limitation or suspension of certain offerings and certain capacity limitations related to the COVID-19 pandemic.
Adjusted Property EBITDA at Encore Boston Harbor increased $24.9 million for the three months ended March 31, 2022, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses. Operating revenue at Encore Boston Harbor for the first quarter of 2021 was negatively impacted by the limitation or suspension of certain offerings and certain capacity limitations related to the COVID-19 pandemic.
Adjusted Property EBITDA at Wynn Interactive was $(31.5) million for the three months ended March 31, 2022, primarily due to increased marketing and promotional expenses incurred in connection with the launch of its operations in New York and Louisiana, offset by increased operating revenues due to the continued expansion and ramp up of operations. Adjusted Property EBITDA at Wynn Interactive was $(43.5) million for the three months ended March 31, 2021, primarily due to the ramp up of Wynn Interactive operations.
Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Three Months Ended March 31,
Cash Flows - Summary	2022	2021
Cash flows from operating activities	$(117,385)	$(253,906)

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(96,343)	(40,270)
Purchase of intangible and other assets	(901)	(8,500)
Proceeds from sale of assets and other	29	134
Net cash used in investing activities	(97,215)	(48,636)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	50,084
Repayments of long-term debt	(12,500)	(1,166,737)
Proceeds from issuance of Wynn Resorts, Limited common stock	—	841,899
Repurchase of common stock	(11,667)	(4,356)
Finance lease payments	(4,443)	(3,881)
Distribution to noncontrolling interest	(9,279)	—
Contribution from noncontrolling interest	50,033	—
Dividends paid	(1,163)	(295)
Payments for debt financing costs	(109)	(2,154)
Net cash provided by (used in) financing activities	10,872	(285,440)

Effect of exchange rate on cash, cash equivalents and restricted cash	(925)	(1,131)
Decrease in cash, cash equivalents and restricted cash	$(204,653)	$(589,113)

Operating Activities

Our operating cash flows primarily consist of operating income (excluding depreciation and amortization and other non-cash charges), interest paid and earned, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium customers who gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail and other revenue is conducted on a cash and credit basis. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivable, net.

During the three months ended March 31, 2022, the decrease in net cash used in operating activities was primarily due to increased operating revenues, partially offset by an increase in operating expenses. During the three months ended March 31, 2021, the increase in net cash used in operating activities was primarily due to changes in working capital accounts.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the three months ended March 31, 2022, we incurred capital expenditures of $67.8 million at our Las Vegas Operations primarily related to the Wynn Las Vegas room remodel, and $7.5 million at Encore Boston Harbor, $13.1 million at Wynn Palace, and $4.2 million at Wynn Macau, each primarily related to maintenance capital expenditures.

During the three months ended March 31, 2021, we incurred capital expenditures of $19.8 million at our Las Vegas Operations, and $6.3 million at Encore Boston Harbor, $7.4 million at Wynn Palace, and $4.8 million at Wynn Macau, each primarily related to maintenance capital expenditures.

Financing Activities

During the three months ended March 31, 2022, we received a $50.0 million contribution from a noncontrolling interest holder in exchange for a 49.9% interest in certain retail space contributed by the Company to the Retail Joint Venture. In addition, we made a $12.5 million quarterly amortization payment under the WRF Term Loan Facility.

During the three months ended March 31, 2021, we received proceeds of $841.9 million from our February 2021 equity offering and used $716.0 million of the proceeds from the equity offering to repay the outstanding borrowings under the WRF Revolver. In addition, we borrowed $50.1 million under the Wynn Macau Revolver, made a $438.6 million prepayment of outstanding principal owed under the Wynn Macau Term Loan, and made a $12.5 million quarterly amortization payment under the WRF Term Loan.

Capital Resources

The COVID-19 pandemic has materially impacted and is likely to continue to materially impact, our business, financial condition and results of operations. While we believe our unrestricted cash, cash flows from operations and revolver borrowing capacity will enable us to fund our current obligations for the foreseeable future, COVID-19 has resulted in significant disruptions to our operations and to the U.S. and other global economies, which has had and will likely continue to have a negative impact on our operating income and could have a negative impact on our ability to access capital in the future.

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity under the Company as of March 31, 2022 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$1,287,256	$211,906
Wynn Resorts Finance, LLC (1)	388,532	835,600
Wynn Resorts, Limited and other	641,564	—
Total	$2,317,352	$1,047,506
(1) Excluding Wynn Macau, Limited and subsidiaries.

Wynn Macau, Limited and subsidiaries. WML generates cash from our Macau Operations and may utilize proceeds from the WM Cayman II Revolver to fund working capital requirements as needed. We expect to use this cash to fund working capital and capital expenditure requirements at WML and our Macau Operations, and to service our WML Senior Notes and WM Cayman II Revolver. WML paid no dividends during 2021 or the first quarter of 2022.

The borrowings under the WM Cayman II Revolver bear interest at LIBOR or HIBOR plus a margin of 2.625% per annum until June 30, 2022, the date from which the margin will be 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. The final maturity of all outstanding loans under the Revolving Facility is September 16, 2025.

On May 5, 2022, WM Cayman II and its lenders agreed to waive certain financial covenants in the facility agreement under the WM Cayman II Revolver in respect of the relevant periods ending on the following applicable test dates: (a) June 30, 2022; (b) September 30, 2022; (c) December 31, 2022; and (d) March 31, 2023; and to provide for a floor on the interest rate margin of 2.625% per annum through June 30, 2023. WML, as guarantor, may be subject to certain restrictions on payments of dividends or distributions to its shareholders, unless certain financial criteria have been satisfied through the facility agreement.

If our portion of our cash and cash equivalents were repatriated to the U.S. on March 31, 2022, it would be subject to minimal U.S. taxes in the year of repatriation.

Wynn Resorts Finance, LLC and subsidiaries. Wynn Resorts Finance, LLC ("WRF" or "Wynn Resorts Finance") generates cash from distributions from its subsidiaries, which include our Macau Operations, Wynn Las Vegas, and Encore Boston Harbor, and capital contributions from Wynn Resorts, as required. In addition, WRF may utilize its available revolving borrowing capacity as needed. We expect to use this cash to service our WRF Credit Facilities, the WRF Senior Notes due 2025, the WRF Senior Notes due 2029, and the Wynn Las Vegas (WLV) Senior Notes, and to fund working capital and capital expenditure requirements as needed.

WRF is a holding company and, as a result, its ability to pay dividends to Wynn Resorts is dependent on WRF receiving distributions from its subsidiaries, which include WML, Wynn Las Vegas, LLC, and Wynn MA. The WRF Credit Agreement contains customary negative and financial covenants, including, but not limited to, covenants that restrict WRF's ability to pay dividends or distributions and incur additional indebtedness.

Wynn Las Vegas is currently undergoing its planned room remodel, which we temporarily postponed during 2020. We expect to incur between $50 million and $60 million of remaining project costs related to this remodel, which we expect to complete during the second quarter of 2022.

We are currently reconfiguring the former Le Reve theater space at Wynn Las Vegas. The specially redesigned theater will host an all-new, exclusive theatrical production. We expect to incur between $55 million and $65 million of remaining project costs related to the reconfigured theater and theatrical production, which we anticipate will open during the third quarter of 2022.

As previously discussed, on February 15, 2022, we announced our entry into a sale-leaseback arrangement with respect to certain real estate assets related to Encore Boston Harbor. Upon closing of the related transactions, currently expected to take place in the fourth quarter of 2022, subject to regulatory approvals and customary closing conditions, we expect to receive cash consideration of approximately $1.7 billion in exchange for the sale of such real estate assets to an unrelated third party, and to concurrently enter into a lease agreement whereby the Company will lease such real estate assets for the purpose of continuing to operate the Encore Boston Harbor property. The lease agreement provides for an initial annual minimum rent of $100.0 million for an initial term of 30 years, subject to certain annual rent escalations and renewal provisions. We expect to use the cash proceeds from the sale of the real estate assets for general corporate purposes, which may include the repayment of certain debt obligations.

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

Our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of March 31, 2022, we had $800.1 million in repurchase authority remaining under the program. We did not repurchase shares under the repurchase program during the three months ended March 31, 2022.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies for the three months ended March 31, 2022.

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

Interest Rate Sensitivity

As of March 31, 2022, approximately 77% of our long-term debt was based on fixed rates. Based on our borrowings as of March 31, 2022, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $23.0 million.

In order to mitigate exposure to interest rate fluctuations on the Retail Term Loan, the Company entered into an interest rate collar with a notional value of $615.0 million. The interest rate collar establishes a range whereby the Company will pay the counterparty if one-month LIBOR falls below the established floor rate of 1.00%, and the counterparty will pay the Company if one-month LIBOR exceeds the ceiling rate of 3.75%.

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of the debt issued by WML is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of March 31, 2022, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $39.6 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company's CEO and CFO have concluded that, as of the period covered by this report, the Company's disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to those risk factors during the three months ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes shares we repurchased in satisfaction of employee tax withholding obligations upon the vesting of restricted stock during the three months ended March 31, 2022:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
January 31, 2022	113,708	$85.50	$9,722
February 28, 2022	7,080	$86.85	$615
March 31, 2022	16,297	$81.64	$1,330

None of the foregoing repurchases that occurred during the three months ended March 31, 2022 were part of the Company's publicly announced repurchase program. As of March 31, 2022, we had $800.1 million in repurchase authority under the program.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

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
*10.3.2
Amendment to the Facility Agreement, dated as of May 5, 2022, by and among WM Cayman Holdings Limited II, as borrower, Wynn Macau, Limited, as guarantor, and Bank of China Limited, Macau Branch, as agent and a syndicate of lenders.

*10.7.4.1	First Amendment to Employment Agreement, dated as of April 13, 2022, by and between Wynn Resorts, Limited and Julie Cameron-Doe.
*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2022 and 2021; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2022 and 2021; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: May 10, 2022	By:	/s/ Julie Cameron-Doe
Julie Cameron-Doe
Chief Financial Officer
(Principal Financial and Accounting Officer)