Form 10-Q
period 2022-06-30
WYNN RESORTS LTD
filed 2022-08-09
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2022
Common stock, par value $0.01	113,729,619

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,014,898	$2,522,530
Restricted cash	5,605	4,896
Accounts receivable, net of allowance for credit losses of $92,579 and $111,319	186,380	199,463
Inventories	69,075	69,967
Prepaid expenses and other	95,256	79,061
Total current assets	2,371,214	2,875,917
Property and equipment, net	8,596,653	8,765,308
Restricted cash	3,233	3,641
Goodwill and intangible assets, net	256,519	307,578
Operating lease assets	356,828	371,365
Other assets	204,084	207,017
Total assets	$11,788,531	$12,530,826
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$153,816	$170,542
Customer deposits	412,594	436,388
Gaming taxes payable	24,986	73,173
Accrued compensation and benefits	161,801	206,225
Accrued interest	132,888	132,877
Current portion of long-term debt	544,632	50,000
Other accrued liabilities	186,552	218,675
Total current liabilities	1,617,269	1,287,880
Long-term debt	11,367,861	11,884,546
Long-term operating lease liabilities	109,641	115,187
Other long-term liabilities	68,014	79,428
Total liabilities	13,162,785	13,367,041
Commitments and contingencies (Note 16)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 131,964,542 and 131,449,806 shares issued; 113,707,642 and 115,714,943 shares outstanding, respectively	1,320	1,314
Treasury stock, at cost; 18,256,900 and 15,734,863 shares, respectively	(1,585,678)	(1,436,373)
Additional paid-in capital	3,566,498	3,502,715
Accumulated other comprehensive income	9,829	6,004
Accumulated deficit	(2,601,331)	(2,288,078)
Total Wynn Resorts, Limited stockholders' deficit	(609,362)	(214,418)
Noncontrolling interests	(764,892)	(621,797)
Total stockholders' deficit	(1,374,254)	(836,215)
Total liabilities and stockholders' deficit	$11,788,531	$12,530,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues:
Casino	$359,585	$602,746	$849,447	$1,118,964
Rooms	201,298	137,765	371,674	213,955
Food and beverage	229,816	149,142	403,836	217,651
Entertainment, retail and other	118,133	100,460	237,209	176,225
Total operating revenues	908,832	990,113	1,862,166	1,726,795
Operating expenses:
Casino	244,064	381,615	568,143	733,581
Rooms	65,070	50,552	123,785	84,087
Food and beverage	185,471	117,106	332,127	191,054
Entertainment, retail and other	74,985	80,922	163,889	154,381
General and administrative	200,378	197,545	397,158	377,319
Provision for credit losses	(3,487)	441	(3,145)	7,808
Pre-opening	4,502	2,495	6,949	4,122
Depreciation and amortization	162,968	183,307	347,524	368,428
Property charges and other	26,909	5,651	72,629	11,268
Total operating expenses	960,860	1,019,634	2,009,059	1,932,048
Operating loss	(52,028)	(29,521)	(146,893)	(205,253)
Other income (expense):
Interest income	2,691	720	3,971	1,624
Interest expense, net of amounts capitalized	(154,830)	(150,424)	(306,988)	(303,276)
Change in derivatives fair value	1,562	972	8,962	5,381
Loss on extinguishment of debt	—	—	—	(1,322)
Other	(10,099)	5,553	(25,226)	(5,540)
Other income (expense), net	(160,676)	(143,179)	(319,281)	(303,133)
Loss before income taxes	(212,704)	(172,700)	(466,174)	(508,386)
Provision for income taxes	(718)	(697)	(1,858)	(1,190)
Net loss	(213,422)	(173,397)	(468,032)	(509,576)
Less: net loss attributable to noncontrolling interests	83,371	42,028	154,657	97,229
Net loss attributable to Wynn Resorts, Limited	$(130,051)	$(131,369)	$(313,375)	$(412,347)
Basic and diluted net loss per common share:
Net loss attributable to Wynn Resorts, Limited:
Basic	$(1.14)	$(1.15)	$(2.73)	$(3.66)
Diluted	$(1.14)	$(1.15)	$(2.73)	$(3.66)
Weighted average common shares outstanding:
Basic	114,471	114,545	114,749	112,792
Diluted	114,471	114,545	114,749	112,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(213,422)	$(173,397)	$(468,032)	$(509,576)
Other comprehensive income:
Foreign currency translation adjustments, before and after tax	884	(290)	5,481	3,742
Total comprehensive loss	(212,538)	(173,687)	(462,551)	(505,834)
Less: comprehensive loss attributable to noncontrolling interests	83,015	42,110	153,001	96,176
Comprehensive loss attributable to Wynn Resorts, Limited	$(129,523)	$(131,577)	$(309,550)	$(409,658)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30, 2022
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, April 1, 2022	115,917,961	$1,318	$(1,448,040)	$3,571,666	$9,301	$(2,471,285)	$(337,040)	$(696,219)	$(1,033,259)
Net loss	—	—	—	—	—	(130,051)	(130,051)	(83,371)	(213,422)
Currency translation adjustment	—	—	—	—	528	—	528	356	884
Issuance of restricted stock	178,038	2	—	(2)	—	—	—	—	—
Cancellation of restricted stock	(3,405)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(2,384,952)	—	(137,638)	—	—	—	(137,638)	—	(137,638)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(7,244)	(7,244)
Subsidiary equity issuance	—	—	—	(16,750)	—	—	(16,750)	19,646	2,896
Stock-based compensation	—	—	—	11,584	—	5	11,589	1,940	13,529
Balances, June 30, 2022	113,707,642	$1,320	$(1,585,678)	$3,566,498	$9,829	$(2,601,331)	$(609,362)	$(764,892)	$(1,374,254)

	For the Three Months Ended June 30, 2021
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' deficit
Balances, April 1, 2021	115,647,328	$1,313	$(1,426,887)	$3,466,073	$6,501	$(1,813,317)	$233,683	$(436,622)	$(202,939)
Net loss	—	—	—	—	—	(131,369)	(131,369)	(42,028)	(173,397)
Currency translation adjustment	—	—	—	—	(208)	—	(208)	(82)	(290)
Issuance of restricted stock	44,686	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(6,435)	—	—	—	—	18	18	6	24
Shares repurchased by the Company and held as treasury shares	(1,596)	—	(207)	—	—	—	(207)	—	(207)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6,479)	(6,479)
Subsidiary equity issuance	—	—	—	(20,211)	—	—	(20,211)	25,371	5,160
Stock-based compensation	—	—	—	21,046	—	—	21,046	3,243	24,289
Balances, June 30, 2021	115,683,983	$1,313	$(1,427,094)	$3,466,908	$6,293	$(1,944,668)	$102,752	$(456,591)	$(353,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the Six Months Ended June 30, 2022
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2022	115,714,943	$1,314	$(1,436,373)	$3,502,715	$6,004	$(2,288,078)	$(214,418)	$(621,797)	$(836,215)
Net loss	—	—	—	—	—	(313,375)	(313,375)	(154,657)	(468,032)
Currency translation adjustment	—	—	—	—	3,825	—	3,825	1,656	5,481
Issuance of restricted stock	597,236	7	—	9,281	—	—	9,288	—	9,288
Cancellation of restricted stock	(82,500)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(2,522,037)	—	(149,305)	—	—	—	(149,305)	—	(149,305)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(16,523)	(16,523)
Contribution from noncontrolling interest	—	—	—	48,559	—	—	48,559	1,474	50,033
Subsidiary equity issuance	—	—	—	(16,750)	—	—	(16,750)	19,646	2,896
Stock-based compensation	—	—	—	22,692	—	122	22,814	5,309	28,123
Balances, June 30, 2022	113,707,642	$1,320	$(1,585,678)	$3,566,498	$9,829	$(2,601,331)	$(609,362)	$(764,892)	$(1,374,254)

	For the Six Months Ended June 30, 2021
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2021	107,888,336	$1,235	$(1,422,531)	$2,598,115	$3,604	$(1,532,420)	$(351,997)	$(385,320)	$(737,317)
Net loss	—	—	—	—	—	(412,347)	(412,347)	(97,229)	(509,576)
Currency translation adjustment	—	—	—	—	2,689	—	2,689	1,053	3,742
Issuance of common stock, net of $17.7 million underwriter discounts, commissions and other expenses	7,475,000	75	—	841,821	—	—	841,896	—	841,896
Issuance of restricted stock	379,971	3	—	5,899	—	—	5,902	370	6,272
Cancellation of restricted stock	(19,534)	—	—	—	—	99	99	15	114
Shares repurchased by the Company and held as treasury shares	(39,790)	—	(4,563)	—	—	—	(4,563)	—	(4,563)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6,479)	(6,479)
Subsidiary equity issuance	—	—	—	(20,211)	—	—	(20,211)	25,371	5,160
Stock-based compensation	—	—	—	41,284	—	—	41,284	5,628	46,912
Balances, June 30, 2021	115,683,983	$1,313	$(1,427,094)	$3,466,908	$6,293	$(1,944,668)	$102,752	$(456,591)	$(353,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(468,032)	$(509,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347,524	368,428
Deferred income taxes	429	(767)
Stock-based compensation expense	28,495	49,453
Amortization of debt issuance costs	14,588	13,241
Loss on extinguishment of debt	—	1,322
Provision for credit losses	(3,145)	7,808
Change in derivatives fair value	(8,962)	(5,381)
Property charges and other	97,855	16,808
Increase (decrease) in cash from changes in:
Receivables, net	15,833	(53,799)
Inventories, prepaid expenses and other	(10,450)	(35,819)
Customer deposits	(21,949)	(144,407)
Accounts payable and accrued expenses	(149,637)	65,882
Net cash used in operating activities	(157,451)	(226,807)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(186,038)	(110,045)
Purchase of intangible and other assets	(9,375)	(15,741)
Proceeds from sale of assets and other	29	3,502
Net cash used in investing activities	(195,384)	(122,284)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	50,058
Repayments of long-term debt	(25,000)	(1,205,099)
Proceeds from issuance of Wynn Resorts, Limited common stock	—	841,896
Repurchase of common stock	(149,305)	(4,563)
Proceeds from issuance of subsidiary common stock	2,895	4,662
Proceeds from sale of additional interest in joint venture	50,033	—
Distribution to noncontrolling interest	(16,523)	(6,479)
Dividends paid	(1,291)	(388)
Finance lease payments	(8,602)	(7,784)
Payments for financing costs	(3,113)	(2,152)
Net cash used in financing activities	(150,906)	(329,849)
Effect of exchange rate on cash, cash equivalents and restricted cash	(3,590)	1,641
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(507,331)	(677,299)
Balance, beginning of period	2,531,067	3,486,384
Balance, end of period	$2,023,736	$2,809,085

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$292,218	$294,011
Liability settled with shares of common stock	$9,287	$6,272
Accounts and construction payables related to property and equipment	$47,305	$66,701
Other liabilities related to intangible assets	$5,586	$13,796
Finance lease liabilities arising from obtaining finance lease assets	$4,135	$7,423
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

In the Macau Special Administrative Region ("Macau") of the People's Republic of China ("PRC"), the Company owns approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts. The Company refers to Wynn Palace and Wynn Macau as its Macau Operations. In Las Vegas, Nevada, the Company operates and, with the exception of certain retail space, owns 100% of Wynn Las Vegas. Additionally, the Company is a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). The Company refers to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as its Las Vegas Operations. In Everett, Massachusetts, the Company owns 100% of and operates Encore Boston Harbor, an integrated resort. The Company also holds an approximately 85% interest in, and consolidates, Wynn Interactive Ltd. ("Wynn Interactive"), through which it operates online sports betting, gaming, and social casino businesses.

Recent Developments Related to COVID-19

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, and mandatory quarantine, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Although there have been periods during which certain restrictions and conditions were eased by the Macau government to allow for greater visitation and quarantine-free travel to Macau, adverse conditions and evolving conditions created by and in response to the COVID-19 pandemic may cause these restrictions and conditions to be reintroduced. For example, in response to an outbreak in Macau which initially commenced in mid-June 2022, the Macau government extended its COVID-19 containment measures, including the closures of casino operations in full as well as all non-essential business as of July 11, 2022, and the closure and the limiting of the opening hours and/or operational capacity of various areas and facilities in Macau. On July 23, 2022, casino operations at Wynn Palace and Wynn Macau resumed on a limited basis, and remain limited at the present time due to severely reduced visitation to Macau as a result of enhanced border controls. On August 2, 2022, the Macau government lifted most of the remaining enhanced COVID-19 restrictions which went into effect in June and July and limited non-gaming operations at Wynn Palace and Wynn Macau began to resume. Certain enhanced COVID-19 protective measures remain in effect at the present time with respect to gaming and non-gaming operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of containment measures, management cannot predict whether future closures, in full or in part, will occur in our properties, and cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

Liquidity

The COVID-19 pandemic has materially impacted and is likely to continue to materially impact our business, financial condition and results of operations. As of June 30, 2022, the Company had total cash and cash equivalents, excluding restricted cash, of $2.01 billion, and had access to $835.6 million of available borrowing capacity from the WRF Revolver and $211.5 million of available borrowing capacity from the WM Cayman II Revolver. As a result of the negative impact the COVID-19 pandemic has had, and will likely continue to have, on our operating income, the Company has suspended its dividend program for the foreseeable future. Given the Company's liquidity position as of June 30, 2022, the Company believes it will be able to support continuing operations and respond to the continuing impact of the COVID-19 pandemic and related economic disruptions.

Macau Gaming Concession

On June 23, 2022, Wynn Resorts (Macau) S.A. ("WRM") and the Macau government entered into a concession extension agreement (the "Concession Extension Agreement"), pursuant to which the expiration date of WRM's gaming concession was extended from June 26, 2022 to December 31, 2022. Under the Concession Extension Agreement, WRM paid the Macau

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
government MOP47.0 million (approximately $6.0 million) as a contract premium for the extension, and by no later than September 23, 2022 will provide a first demand bank guarantee of not less than MOP1,210.0 million (approximately $150.0 million) in favor of the Macau government for securing the fulfillment of its labor liabilities upon the expiration of the Concession Extension Agreement.

In order to enable WRM to fulfill the relevant requirements to become eligible to obtain a concession extension, each of WRM and Palo Real Estate Company Limited ("Palo") (the land concessionaires of Wynn Macau and Wynn Palace, respectively) entered into a letter of undertaking, pursuant to which each of WRM and Palo has undertaken, pursuant to Article 40 of the Macau gaming law and Clause 43 of the concession agreement, to revert to the Macau government relevant gaming equipment and gaming areas at Wynn Macau and Wynn Palace, without compensation and free of encumbrance upon the expiration of the concession agreement term, as amended by the Concession Extension Agreement.

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

In June 2022, the Macau government published the amendments to the Macau gaming law approved by the Macau Legislative Assembly. These amendments include, for example, the awarding of up to six gaming concessions with a term up to ten years with a maximum three-year extension possible, and an increase in the minimum capital requirement applicable to concession holders to MOP5.0 billion (approximately $625.0 million), an increase in the percentage of the share capital of the concessionaire that must be held by the local managing director to 15% from 10% and a prohibition on revenue sharing arrangements between gaming promoters and concession holders. The Macau government also published the administrative regulations and related documents in relation to a public tender for the awarding of new gaming concessions in July 2022. Upon the publication and entry into force of the revised gaming law on June 23, 2022, the Company is monitoring developments with respect to the Macau government's public tender process, including the adoption of additional administrative regulations, instructions, dispatches, and further adaptations to the current legal and regulatory system, and at this time believes that its concession agreement will be further extended, renewed or replaced by a new gaming concession agreement beyond December 31, 2022. However, it is possible the Macau government could further change or interpret the associated gaming laws in a manner that could negatively impact the Company.

If the Company is unable to further extend or renew its concession agreement or obtain a new gaming concession agreement, an election by the WML Senior Notes holders to exercise the Special Put Option and the triggering of the Property Mandatory Prepayment Event would have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 17, "Retail Joint Venture." All significant intercompany accounts and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements for the second quarter of 2021 have been reclassified to be consistent with the current quarter presentation. These reclassifications had no effect on the previously reported net loss or operating loss.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $106.3 million and $234.2 million for the three months ended June 30, 2022 and 2021, respectively, and $283.2 million and $449.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents:
Cash (1)	$1,298,200	$2,021,553
Cash equivalents (2)	716,698	500,977
Total cash and cash equivalents	2,014,898	2,522,530
Restricted cash (3)	8,838	8,537
Total cash, cash equivalents and restricted cash	$2,023,736	$2,531,067
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Casino	$182,687	$199,030
Hotel	31,719	36,749
Other	64,553	75,003
	278,959	310,782
Less: allowance for credit losses	(92,579)	(111,319)
	$186,380	$199,463

As of June 30, 2022 and December 31, 2021, approximately 63.9% and 70.3%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 48.7% and 53.7% of gross casino receivables as of June 30, 2022 and December 31, 2021, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	June 30,
	2022	2021
Balance at beginning of year	$111,319	$100,329
Provision for credit losses	(3,145)	7,808
Write-offs	(16,894)	(10,490)
Recoveries of receivables previously written off	1,664	462
Effect of exchange rate	(365)	(66)
Balance at end of period	$92,579	$98,043

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Buildings and improvements	$9,832,607	$9,785,514
Land and improvements	1,296,556	1,278,010
Furniture, fixtures and equipment	3,099,965	3,067,793
Airplanes	110,623	110,623
Construction in progress	194,914	250,378
	14,534,665	14,492,318
Less: accumulated depreciation	(5,938,012)	(5,727,010)
	$8,596,653	$8,765,308

As of June 30, 2022, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties, including reconfiguring the former Le Reve theater space at Wynn Las Vegas. As of December 31,

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2021, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties, including the Wynn Las Vegas room remodel, which was placed in service during the second quarter of 2022.

Depreciation expense for the three months ended June 30, 2022 and 2021 was $154.1 million and $176.1 million, respectively, and depreciation expense for the six months ended June 30, 2022 and 2021 was $330.4 million and $353.9 million, respectively.

Encore Boston Harbor Real Estate Sale and Leaseback

On February 14, 2022, Wynn MA, LLC, the owner and operator of Encore Boston Harbor and an indirect, wholly owned subsidiary of WRL (“Wynn MA”), entered into a sale-leaseback arrangement with respect to certain real estate assets related to Encore Boston Harbor. Upon closing of the related transactions, which is currently expected to take place in the fourth quarter of 2022 subject to the receipt of required regulatory approvals and customary closing conditions, the Company expects to receive cash consideration of approximately $1.7 billion in exchange for the sale of such real estate assets to an unrelated third party, and to concurrently enter into a master lease agreement whereby Wynn MA and certain of its affiliates will lease such real estate assets for the purpose of continuing to operate the Encore Boston Harbor property. The master lease agreement provides for an initial annual rent of $100.0 million for a term of 30 years with one 30-year renewal option, subject to certain annual rent escalations. The Company expects to use the cash proceeds from the sale of the real estate assets for general corporate purposes, which may include the repayment of certain debt obligations.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6 -    Goodwill and Intangible Assets, net

The following table shows the movement in the Company's goodwill and intangible assets, net balances that occurred during the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Finite-lived intangible assets:
Macau gaming concession	$5,964	$42,300
Less: accumulated amortization	—	(41,114)
	5,964	1,186

Massachusetts gaming license	117,700	117,700
Less: accumulated amortization	(23,714)	(19,791)
	93,986	97,909

Other finite-lived intangible assets	62,244	76,317
Less: accumulated amortization	(4,591)	(5,969)
	57,653	70,348

Total finite-lived intangible assets	157,603	169,443

Indefinite-lived intangible assets:
Water rights and other	8,397	8,397
Total indefinite-lived intangible assets	8,397	8,397

Goodwill:
Balance at beginning of year	129,738	144,095
Foreign currency translation	(1,458)	(4,103)
Impairment	(37,761)	(10,254)
Balance at end of period	90,519	129,738

Total goodwill and intangible assets, net	$256,519	$307,578

The finite-lived intangible asset pertaining to the Company's original Macau gaming concession was acquired in 2004 and was amortized over the 20 year life of the original concession, which expired on June 26, 2022. On June 23, 2022, a Concession Extension Agreement was entered into between the Macau Government and WRM, pursuant to which the gaming concession of WRM has been extended from June 26, 2022 to December 31, 2022, in exchange for a payment to the Macau government equivalent to $6.0 million. The Company expects that amortization of the Macau gaming concession will be $6.0 million for the second half of 2022.

The Massachusetts gaming license is a finite-lived intangible asset that is being amortized over the 15 year life of the license. The Company expects that amortization of the Massachusetts gaming license will be $3.9 million for the second half of 2022, $7.8 million each year from 2023 through 2033, and $3.8 million in 2034.

During the three months ended June 30, 2022, as a result of management's decision to cease the operations of Betbull Limited ("BetBull"), a subsidiary of Wynn Interactive, the Company impaired its trademark and customer list totaling $10.3 million and impaired the remaining balance of goodwill related to the BetBull reporting unit totaling $7.5 million.

During the three months ended March 31, 2022, as a result of changes in forecasts and other industry-specific factors, the Company identified interim indicators of impairment related to the goodwill assigned to the reporting units comprising Wynn

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Interactive. After revisiting the estimated fair value of those reporting units based on a combination of the income and market approaches, the Company recognized impairment of $30.3 million. Impairment of goodwill and intangible assets is recorded in Property charges and other in the accompanying Condensed Consolidated Statements of Operations.

Note 7 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Macau Related:
WM Cayman II Revolver, due 2025 (1)	$1,281,271	$1,287,766
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000

U.S. and Corporate Related:
WRF Credit Facilities (2):
WRF Term Loan, due 2024	862,500	887,500
WLV 4 1/4% Senior Notes, due 2023	500,000	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 7 3/4% Senior Notes, due 2025	600,000	600,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
Retail Term Loan, due 2025 (3)	615,000	615,000
	11,968,771	12,000,266
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(56,278)	(65,720)
	11,912,493	11,934,546
Less: Current portion of long-term debt	(544,632)	(50,000)
Total long-term debt, net of current portion	$11,367,861	$11,884,546
(1) The borrowings under the WM Cayman II Revolver bear interest at LIBOR or HIBOR plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis, subject to a floor on the interest rate margin of 2.625% per annum through June 30, 2023. Approximately $268.2 million and $1.01 billion of the WM Cayman II Revolver bears interest at a rate of LIBOR plus 2.625% per year and HIBOR plus 2.625% per year, respectively. As of June 30, 2022, the weighted average interest rate was approximately 3.66%. As of June 30, 2022, the available borrowing capacity under the WM Cayman II Revolver was $211.5 million. In July 2022, the Company drew $211.5 million on the WM Cayman II Revolver for general corporate purposes.
(2) The WRF Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of June 30, 2022, the weighted average interest rate was approximately 3.42%. Additionally, as of June 30, 2022, the available borrowing capacity under the WRF Revolver was $835.6 million, net of $14.4 million in outstanding letters of credit.
(3) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of June 30, 2022, the effective interest rate was 2.76%.

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

Debt Covenant Compliance

As of June 30, 2022, management believes the Company was in compliance with all debt covenants.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of June 30, 2022 and December 31, 2021, was approximately $9.83 billion and $11.72 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $11.97 billion and $12.00 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 8 - Stockholders' Deficit

Equity Repurchase Program

In April 2016, the Company's Board of Directors authorized an equity repurchase program of up to $1.0 billion, which may include repurchases by the Company of its common stock from time to time through open market purchases, privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. During the three and six months ended June 30, 2022, the Company repurchased 2,381,928 shares of its common stock at an average price of $57.70 per share, for an aggregate cost of $137.4 million under the equity repurchase program. Any shares repurchased pursuant to the equity repurchase program are held as treasury shares. During the three and six months ended June 30, 2021, no repurchases were made under the equity repurchase program. As of June 30, 2022, the Company had $662.7 million in repurchase authority remaining under the program.

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

Noncontrolling Interests

Retail Joint Venture

During the six months ended June 30, 2022 and 2021, the Retail Joint Venture made aggregate distributions of approximately $16.5 million and $6.5 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 17, "Retail Joint Venture".

During the three months ended March 31, 2022, in exchange for cash consideration of $50.0 million, the Company sold to Crown Acquisitions Inc. ("Crown") a 49.9% interest in certain additional retail space contributed by the Company to the Retail Joint Venture. In connection with this transaction, the Company recorded $48.6 million of additional paid-in capital and $1.5 million of noncontrolling interest, within Contribution from noncontrolling interest in the accompanying Condensed Consolidated Statement of Stockholders' Deficit for the six months ended June 30, 2022.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9 -    Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	June 30, 2022	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$716,697	$—	$716,697	$—
Restricted cash	$8,838	$7,660	$1,178	$—
Interest rate collar	$3,415	$—	$3,415	$—

		Fair Value Measurements Using:
	December 31, 2021	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$500,977	$—	$500,977	$—
Restricted cash	$8,537	$6,950	$1,587	$—

Liabilities:
Interest rate collar	$5,548	$—	$5,548	$—

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	June 30, 2022	December 31, 2021	Increase / (decrease)	June 30, 2021	December 31, 2020	Increase / (decrease)
Casino outstanding chips and front money deposits (1)	$325,187	$352,830	$(27,643)	$431,536	$596,463	$(164,927)
Advance room deposits and ticket sales (2)	60,777	55,438	5,339	56,208	29,224	26,984
Other gaming-related liabilities (3)	25,272	26,515	(1,243)	10,333	7,882	2,451
Loyalty program and related liabilities (4)	38,360	34,695	3,665	29,260	22,736	6,524
	$449,596	$469,478	$(19,882)	$527,337	$656,305	$(128,968)
(1) Casino outstanding chips generally represent amounts owed to gaming promoters and customers for chips in their possession, and casino front money deposits represent funds deposited by customers before gaming play occurs. These amounts are included in customer deposits on the Condensed Consolidated Balance Sheets and may be recognized as revenue or redeemed for cash in the future. As of June 30, 2022 and December 31, 2021, the Company had no agreements in place with gaming promoters.
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Casino	$2,723	$3,686	$4,978	$7,577
Rooms	215	403	401	909
Food and beverage	411	822	773	1,972
Entertainment, retail and other (1)	1,279	4,921	5,174	9,221
General and administrative	9,967	15,275	17,169	29,774
Total stock-based compensation expense	14,595	25,107	28,495	49,453
Total stock-based compensation capitalized	777	1,124	1,457	2,029
Total stock-based compensation costs	$15,372	$26,231	$29,952	$51,482
(1) For the three and six months ended June 30, 2021, reflects compensation cost of $1.4 million and $2.7 million, respectively, recognized in connection with the vesting of restricted stock performance awards.

Note 12 - Income Taxes

The Company recorded an income tax expense of $0.7 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively and an income tax expense of $1.9 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. Income tax expense in both periods primarily related to the Macau dividend tax agreement that provides for an annual payment as complementary tax otherwise due by stockholders of WRM.

In March 2021, the Company received an extension of its Macau dividend tax agreement, providing for a payment of MOP12.8 million (approximately $1.6 million) for 2021 and MOP6.3 million (approximately $0.8 million) for the period ended June 26, 2022.

The Company records valuation allowances on certain of its U.S. and foreign deferred tax assets. The Company continues to rely solely on the reversal of net taxable temporary differences in assessing a need for a valuation allowance.

In April 2020, WRM received an extension of the exemption from Macau’s 12% Complementary Tax on casino gaming profits earned from January 1, 2021 to June 26, 2022. In June 2022, WRM requested an extension of the exemption from Complementary Tax on casino gaming profits.

For the three and six months ended June 30, 2022 and 2021, the Company did not have any casino gaming profits exempt from the Macau Complementary Tax. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its gaming concession agreement.

In March 2021, the Financial Services Bureau concluded its review of the 2017 and 2018 Macau income tax returns of Palo Real Estate Company Limited, a subsidiary of WRM, with no changes.

In January 2022, the Financial Services Bureau issued final tax assessments for WRM for the year 2017 and 2018. While no additional tax was due, adjustments were made to WRM's tax loss carryforwards.

In March 2022, the Financial Services Bureau commenced examination of Palo’s 2019 and 2020 Macau Complementary Tax returns.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Wynn Resorts, Limited	$(130,051)	$(131,369)	$(313,375)	$(412,347)

Denominator:
Weighted average common shares outstanding	114,471	114,545	114,749	112,792
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	—	—	—	—
Weighted average common and common equivalent shares outstanding	114,471	114,545	114,749	112,792

Net loss attributable to Wynn Resorts, Limited per common share, basic	$(1.14)	$(1.15)	$(2.73)	$(3.66)
Net loss attributable to Wynn Resorts, Limited per common share, diluted	$(1.14)	$(1.15)	$(2.73)	$(3.66)

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	975	1,129	975	1,129

Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Minimum rental income	$37,233	$25,218	$61,834	$47,957
Contingent rental income	14,092	30,110	34,715	56,115
Total rental income	$51,325	$55,328	$96,549	$104,072

Note 15 - Related Party Transactions

Home Purchase

In 2022, Linda Chen, President and Executive Director of WRM exercised an option to purchase a home provided by the Company for her use for no consideration, as provided by the terms of her employment agreement. Based on a third-party appraisal as of the date of option exercise, the estimated fair value of the home is $6.4 million. The home purchase is expected to close during the second half of 2022.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 16 - Commitments and Contingencies

Litigation

In addition to the actions noted below, the Company and its affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations, and cash flows.

Macau Litigation Related to Dore

WRM has been named as a defendant in lawsuits filed in the Macau Court of First Instance by individuals who claim to be investors in or persons with credit in accounts maintained by Dore Entertainment Company Limited ("Dore"), an independent, Macau registered and licensed company that operated a gaming promoter business at Wynn Macau. In connection with the alleged theft, embezzlement, fraud and/or other crime(s) perpetrated by a former employee of Dore (the “Dore Incident”), the plaintiffs of the lawsuits allege that Dore failed to honor withdrawal of funds deposited with Dore as investments or gaming deposits that allegedly resulted in certain losses for these individuals. The principal allegations common to the lawsuits are that WRM, as a gaming concessionaire, should be held responsible for Dore’s conduct on the basis that WRM is responsible for the supervision of Dore’s activities at Wynn Macau that resulted in the purported losses.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 17 - Retail Joint Venture

As of June 30, 2022 and December 31, 2021, the Retail Joint Venture had total assets of $96.2 million and $98.0 million, respectively, and total liabilities of $618.8 million and $624.4 million, respectively. As of June 30, 2022 and December 31, 2021, the Retail Joint Venture's liabilities included long-term debt of $613.2 million and $612.9 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

Note 18 - Segment Information

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

The following tables present the Company's segment information (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues
Macau Operations:
Wynn Palace
Casino	$27,194	$212,067	$141,607	$397,976
Rooms	7,008	20,883	20,839	37,895
Food and beverage	6,857	13,805	18,300	25,477
Entertainment, retail and other (1)	17,592	23,616	41,230	46,349
	58,651	270,371	221,976	507,697
Wynn Macau
Casino	39,959	142,419	142,389	281,346
Rooms	4,762	13,427	14,152	28,129
Food and beverage	5,231	8,559	13,617	15,992
Entertainment, retail and other (1)	8,631	19,623	23,525	38,212
	58,583	184,028	193,683	363,679
Total Macau Operations	117,234	454,399	415,659	871,376

Las Vegas Operations:
Casino	135,345	112,775	259,616	192,678
Rooms	167,116	93,785	298,582	133,546
Food and beverage	196,627	112,858	332,656	152,935
Entertainment, retail and other (1)	61,981	35,648	111,401	54,623
Total Las Vegas Operations	561,069	355,066	1,002,255	533,782

Encore Boston Harbor:
Casino	157,087	135,485	305,835	246,964
Rooms	22,412	9,670	38,101	14,385
Food and beverage	21,101	13,920	39,263	23,247
Entertainment, retail and other (1)	9,554	6,166	17,751	10,735
Total Encore Boston Harbor	210,154	165,241	400,950	295,331

Wynn Interactive:
Entertainment, retail and other	20,375	15,407	43,302	26,306
Total Wynn Interactive	20,375	15,407	43,302	26,306

Total operating revenues	$908,832	$990,113	$1,862,166	$1,726,795

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Adjusted Property EBITDA (2)
Macau Operations:
Wynn Palace	$(49,950)	$53,555	$(50,814)	$80,924
Wynn Macau	(40,390)	14,086	(45,072)	30,642
Total Macau Operations	(90,340)	67,641	(95,886)	111,566
Las Vegas Operations	226,706	133,222	386,084	161,303
Encore Boston Harbor	63,746	46,916	118,996	77,279
Wynn Interactive	(20,953)	(40,899)	(52,454)	(84,368)
Total	179,159	206,880	356,740	265,780
Other operating expenses
Pre-opening	4,502	2,495	6,949	4,122
Depreciation and amortization	162,968	183,307	347,524	368,428
Property charges and other	26,909	5,651	72,629	11,268
Corporate expenses and other	22,213	19,841	48,036	37,762
Stock-based compensation	14,595	25,107	28,495	49,453
Total other operating expenses	231,187	236,401	503,633	471,033
Operating loss	(52,028)	(29,521)	(146,893)	(205,253)
Other non-operating income and expenses
Interest income	2,691	720	3,971	1,624
Interest expense, net of amounts capitalized	(154,830)	(150,424)	(306,988)	(303,276)
Change in derivatives fair value	1,562	972	8,962	5,381
Loss on extinguishment of debt	—	—	—	(1,322)
Other	(10,099)	5,553	(25,226)	(5,540)
Total other non-operating income and expenses	(160,676)	(143,179)	(319,281)	(303,133)
Loss before income taxes	(212,704)	(172,700)	(466,174)	(508,386)
Provision for income taxes	(718)	(697)	(1,858)	(1,190)
Net loss	(213,422)	(173,397)	(468,032)	(509,576)
Net loss attributable to noncontrolling interests	83,371	42,028	154,657	97,229
Net loss attributable to Wynn Resorts, Limited	$(130,051)	$(131,369)	$(313,375)	$(412,347)
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Macau Operations:
Wynn Palace	$2,981,546	$3,122,424
Wynn Macau	765,591	1,032,521
Other Macau	1,016,683	1,173,913
Total Macau Operations	4,763,820	5,328,858
Las Vegas Operations	3,134,626	3,063,897
Encore Boston Harbor	2,123,807	2,193,117
Wynn Interactive	268,341	287,805
Corporate and other	1,497,937	1,657,149
Total	$11,788,531	$12,530,826

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2021. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Forward-Looking Statements."

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
•our ability to maintain our gaming licenses and concessions, including the renewal or extension of the concession in Macau that expires on December 31, 2022 and the amendments to the Macau gaming law;
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

Overview

We are a designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming, all supported by an unparalleled focus on our guests, our people, and our community. Through our approximately 72% ownership of Wynn Macau, Limited ("WML"), we operate two integrated resorts in the Macau Special Administrative Region ("Macau") of the People's Republic of China ("PRC"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas. Additionally, we are a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). We refer to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as our Las Vegas Operations. In Everett, Massachusetts, we own 100% of and operate Encore Boston Harbor, an integrated resort. We also hold an approximately 85% interest in, and consolidate, Wynn Interactive Ltd. ("Wynn Interactive"), through which we operate online sports betting, gaming, and social casino businesses.

Recent Developments Related to COVID-19

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, and mandatory quarantine, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Although there have been periods during which certain restrictions and conditions were eased by the Macau government to allow for greater visitation and quarantine-free travel to Macau, adverse conditions and evolving conditions created by and in response to the COVID-19 pandemic may cause these restrictions and conditions to be reintroduced. For example, in response to an outbreak in Macau which initially commenced in mid-June 2022, the Macau government extended its COVID-19 containment measures, including the closures of casino operations in full as well as all non-essential business as of July 11, 2022, and the closure and the limiting of the opening hours and/or operational capacity of various areas and facilities in Macau. On July 23, 2022, casino operations at Wynn Palace and Wynn Macau resumed on a limited basis, and remain limited at the present time due to severely reduced visitation to Macau as a result of enhanced border controls. On August 2, 2022, the Macau government lifted most of the remaining enhanced COVID-19 restrictions which went into effect in June and July and limited non-gaming operations at Wynn Palace and Wynn Macau began to resume. Certain enhanced COVID-19 protective measures remain in effect at the present time with respect to gaming and non-gaming operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of containment measures, management cannot predict whether future closures, in full or in part, will occur in our properties, and cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

Macau Gaming Concession

On June 23, 2022, Wynn Resorts (Macau) S.A. ("WRM") and the Macau government entered into a concession extension agreement (the "Concession Extension Agreement"), pursuant to which the expiration date of WRM's gaming concession was extended from June 26, 2022 to December 31, 2022. Under the Concession Extension Agreement, WRM paid the Macau government MOP47.0 million (approximately $6.0 million) as a contract premium for the extension, and by no later than September 23, 2022 will provide a first demand bank guarantee of not less than MOP1,210.0 million (approximately $150.0 million) in favor of the Macau government for securing the fulfillment of its labor liabilities upon the expiration of the Concession Extension Agreement.

In order to enable WRM to fulfill the relevant requirements to become eligible to obtain a concession extension, each of WRM and Palo Real Estate Company Limited ("Palo") (the land concessionaires of Wynn Macau and Wynn Palace, respectively) entered into a letter of undertaking, pursuant to which each of WRM and Palo has undertaken, pursuant to Article 40 of the Macau gaming law and Clause 43 of the concession agreement, to revert to the Macau government relevant gaming equipment and gaming areas at Wynn Macau and Wynn Palace, without compensation and free of encumbrance upon the expiration of the concession agreement term, as amended by the Concession Extension Agreement.

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

In June 2022, the Macau government published the amendments to the Macau gaming law approved by the Macau Legislative Assembly. These amendments include, for example, the awarding of up to six gaming concessions with a term up to ten years with a maximum three-year extension possible, and an increase in the minimum capital requirement applicable to concession holders to MOP5.0 billion (approximately $625.0 million), an increase in the percentage of the share capital of the concessionaire that must be held by the local managing director to 15% from 10% and a prohibition on revenue sharing arrangements between gaming promoters and concession holders. The Macau government also published the administrative regulations and related documents in relation to a public tender for the awarding of new gaming concessions in July 2022. Upon the publication and entry into force of the revised gaming law on June 23, 2022, we are monitoring developments with respect to the Macau government's public tender process, including the adoption of additional administrative regulations, instructions, dispatches, and further adaptations to the current legal and regulatory system, and at this time believe that our concession agreement will be further extended, renewed or replaced by a new gaming concession agreement beyond December 31, 2022. However, it is possible the Macau government could further change or interpret the associated gaming laws in a manner that could negatively impact the Company.

If we are unable to further extend or renew our concession agreement or obtain a new gaming concession agreement, an election by the WML Senior Notes holders to exercise the Special Put Option and the triggering of the Property Mandatory Prepayment Event would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

In our VIP operations in Macau, customers primarily purchase rolling chips from the casino cage and can only use them to make wagers. Winning wagers are paid in cash chips. The loss of the rolling chips in the VIP operations is recorded as turnover and provides a base for calculating VIP win percentage. It is customary in Macau to measure VIP play using this rolling chip method. We typically expect our win as a percentage of turnover from these operations to be within the range of 3.1% to 3.4%; however, reduced gaming volumes as a result of COVID-19 containment measures implemented in Macau may cause volatility in our Macau Operations’ VIP win percentages.

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

Results of Operations

Summary of second quarter 2022 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	Percent Change	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues	$908,832	$990,113	$(81,281)	(8.2)	$1,862,166	$1,726,795	$135,371	7.8
Net loss attributable to Wynn Resorts, Limited	(130,051)	(131,369)	1,318	1.0	(313,375)	(412,347)	98,972	24.0
Diluted net loss per share	(1.14)	(1.15)	0.01	0.9	(2.73)	(3.66)	0.93	25.4
Adjusted Property EBITDA (1)	179,159	206,880	(27,721)	(13.4)	356,740	265,780	90,960	34.2
(1) See Item 1—"Financial Statements," Note 18, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net loss attributable to Wynn Resorts, Limited.

The decrease in operating revenues for the three months ended June 30, 2022 was primarily driven by decreases of $211.7 million and $125.4 million from Wynn Palace and and Wynn Macau, respectively, resulting from a decrease in gaming volumes due to certain travel-related restrictions and conditions, including COVID-19 testing and other procedures related to the COVID-19 pandemic. The decrease in operating revenues was partially offset by an increase in operating revenues of $206.0 million and $44.9 million at our Las Vegas Operations and Encore Boston Harbor, respectively, resulting from increased gaming volumes as well as increases in hotel occupancy and covers at restaurants. The results of our Las Vegas Operations and Encore Boston Harbor for the three months ended June 30, 2021 were impacted by certain COVID-19 pandemic related protective measures and operating schedule modifications, which were no longer in effect during the three months ended June 30, 2022.

The decrease in net loss attributable to Wynn Resorts, Limited for the three months ended June 30, 2022 was primarily related to increased operating revenues at our Las Vegas Operations and Encore Boston Harbor, respectively, partially offset by increased operating expenses associated with higher business volumes at our Las Vegas Operations and Encore Boston Harbor.

The decrease in Adjusted Property EBITDA for the three months ended June 30, 2022 was primarily driven by decreased gaming volumes at Wynn Palace and Wynn Macau, primarily due to certain travel-related restrictions and conditions, including COVID-19 testing and other procedures related to the COVID-19 pandemic, partially offset by increased operating revenues and operating expenses at our Las Vegas Operations and Encore Boston Harbor, respectively. Adjusted Property EBITDA decreased $103.5 million and $54.5 million at Wynn Palace and Wynn Macau, respectively, and increased $93.5 million, $16.8 million, and $19.9 million at our Las Vegas Operations, Encore Boston Harbor, and Wynn Interactive, respectively.

Financial results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$58,651	$270,371	$(211,720)	(78.3)
Wynn Macau	58,583	184,028	(125,445)	(68.2)
Total Macau Operations	117,234	454,399	(337,165)	(74.2)
Las Vegas Operations	561,069	355,066	206,003	58.0
Encore Boston Harbor	210,154	165,241	44,913	27.2
Wynn Interactive	20,375	15,407	4,968	32.2
	$908,832	$990,113	$(81,281)	(8.2)

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$359,585	$602,746	$(243,161)	(40.3)
Non-casino revenues:
Rooms	201,298	137,765	63,533	46.1
Food and beverage	229,816	149,142	80,674	54.1
Entertainment, retail and other	118,133	100,460	17,673	17.6
Total non-casino revenues	549,247	387,367	161,880	41.8
	$908,832	$990,113	$(81,281)	(8.2)

Casino revenues for the three months ended June 30, 2022 were 39.6% of operating revenues, compared to 60.9% for the same period of 2021. Non-casino revenues for the three months ended June 30, 2022 were 60.4% of operating revenues, compared to 39.1% for the same period of 2021.

Casino revenues

Casino revenues decreased primarily due to decreased VIP turnover and table games win and mass market table drop and table games win at our Macau Operations, partially offset by increased table drop, table games win and slot machine win at our Las Vegas Operations and Encore Boston Harbor, respectively.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$27,194	$212,067	$(184,873)	(87.2)
VIP:
Average number of table games	46	94	(48)	(51.1)
VIP turnover	$344,462	$1,811,381	$(1,466,919)	(81.0)
VIP table games (loss) win	$(6,671)	$71,570	$(78,241)	NM
VIP (loss) win as a % of turnover	(1.94)%	3.95%	(5.89)
Table games (loss) win per unit per day	$(1,600)	$8,346	$(9,946)	NM
Mass market:
Average number of table games	231	228	3	1.3
Table drop	$210,549	$707,494	$(496,945)	(70.2)
Table games win	$41,581	$163,547	$(121,966)	(74.6)
Table games win %	19.7%	23.1%	(3.4)
Table games win per unit per day	$1,977	$7,877	$(5,900)	(74.9)
Average number of slot machines	634	726	(92)	(12.7)
Slot machine handle	$130,404	$421,269	$(290,865)	(69.0)
Slot machine win	$4,922	$18,772	$(13,850)	(73.8)
Slot machine win per unit per day	$85	$284	$(199)	(70.1)
Wynn Macau:
Total casino revenues	$39,959	$142,419	$(102,460)	(71.9)
VIP:
Average number of table games	40	85	(45)	(52.9)
VIP turnover	$301,645	$1,489,912	$(1,188,267)	(79.8)
VIP table games win	$14,446	$39,388	$(24,942)	(63.3)
VIP win as a % of turnover	4.79%	2.64%	2.15
Table games win per unit per day	$4,006	$5,111	$(1,105)	(21.6)
Mass market:
Average number of table games	246	240	6	2.5
Table drop	$216,154	$670,400	$(454,246)	(67.8)
Table games win	$30,582	$128,921	$(98,339)	(76.3)
Table games win %	14.1%	19.2%	(5.1)
Table games win per unit per day	$1,365	$5,903	$(4,538)	(76.9)
Average number of slot machines	665	607	58	9.6
Slot machine handle	$199,312	$300,523	$(101,211)	(33.7)
Slot machine win	$6,329	$9,223	$(2,894)	(31.4)
Slot machine win per unit per day	$105	$167	$(62)	(37.1)

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Las Vegas Operations (1):
Total casino revenues	$135,345	$112,775	$22,570	20.0
Average number of table games	237	218	19	8.7
Table drop	$564,982	$427,014	$137,968	32.3
Table games win	$138,879	$99,021	$39,858	40.3
Table games win %	24.6%	23.2%	1.4
Table games win per unit per day	$6,440	$4,997	$1,443	28.9
Average number of slot machines	1,712	1,715	(3)	(0.2)
Slot machine handle	$1,326,178	$1,115,149	$211,029	18.9
Slot machine win	$89,844	$78,890	$10,954	13.9
Slot machine win per unit per day	$577	$506	$71	14.0
Poker rake	$5,021	$3,927	$1,094	27.9
Encore Boston Harbor (2):
Total casino revenues	$157,087	$135,485	$21,602	15.9
Average number of table games	184	195	(11)	(5.6)
Table drop	$366,222	$306,070	$60,152	19.7
Table games win	$80,263	$64,874	$15,389	23.7
Table games win %	21.9%	21.2%	0.7
Table games win per unit per day	$4,794	$3,654	$1,140	31.2
Average number of slot machines	2,781	2,171	610	28.1
Slot machine handle	$1,232,427	$1,094,178	$138,249	12.6
Slot machine win	$99,424	$89,560	$9,864	11.0
Slot machine win per unit per day	$393	$453	$(60)	(13.2)
Poker rake	$1,241	$—	$1,241	NM
NM - Not meaningful.
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

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$7,008	$20,883	$(13,875)	(66.4)
Occupancy	28.5%	70.6%	(42.1)
ADR	$145	$180	$(35)	(19.4)
REVPAR	$41	$127	$(86)	(67.7)
Wynn Macau:
Total room revenues (dollars in thousands)	$4,762	$13,427	$(8,665)	(64.5)
Occupancy	31.3%	68.0%	(36.7)
ADR	$150	$198	$(48)	(24.2)
REVPAR	$47	$135	$(88)	(65.2)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$167,115	$93,785	$73,330	78.2
Occupancy	90.5%	67.2%	23.3
ADR	$460	$333	$127	38.1
REVPAR	$417	$224	$193	86.2
Encore Boston Harbor (1):
Total room revenues (dollars in thousands)	$22,413	$9,670	$12,743	131.8
Occupancy	94.1%	87.8%	6.3
ADR	$391	$304	$87	28.6
REVPAR	$368	$267	$101	37.8
(1) Encore Boston Harbor room statistics have been computed based on 53 days of operation in three months ended June 30, 2021, representing the number of nights hotel rooms were offered for sale to the public.

Room revenues increased $63.5 million, primarily due to higher occupancy and ADR at our Las Vegas Operations and Encore Boston Harbor, respectively. The hotel tower at Encore Boston Harbor was closed pursuant to a COVID-19 related state directive from November 6, 2020 through January 25, 2021, when it reopened its hotel tower on a Thursday through Sunday weekly schedule. Encore Boston Harbor reopened its hotel tower to seven days per week as of September 1, 2021.

Food and beverage revenues increased $80.7 million, primarily due to increased restaurant covers and nightlife revenues at our Las Vegas Operations.

Entertainment, retail and other revenues increased $17.7 million, primarily due to an increase in visitation to our Las Vegas Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$244,064	$381,615	$(137,551)	(36.0)
Rooms	65,070	50,552	14,518	28.7
Food and beverage	185,471	117,106	68,365	58.4
Entertainment, retail and other	74,985	80,922	(5,937)	(7.3)
General and administrative	200,378	197,545	2,833	1.4
Provision for credit losses	(3,487)	441	(3,928)	NM
Pre-opening	4,502	2,495	2,007	80.4
Depreciation and amortization	162,968	183,307	(20,339)	(11.1)
Property charges and other	26,909	5,651	21,258	376.2
Total operating expenses	$960,860	$1,019,634	$(58,774)	(5.8)
NM - Not meaningful.

Total operating expenses decreased $58.8 million compared to the three months ended June 30, 2021, primarily due to decreased casino, entertainment, retail and other, provision for credit losses, and depreciation and amortization expenses, partially offset by increased room, food and beverage, and property charges and other expenses.
Casino expenses decreased $99.0 million and $61.4 million at Wynn Palace and Wynn Macau, respectively. These decreases were primarily due to reductions in gaming tax expense driven by the declines in casino revenues at each of Wynn Palace and Wynn Macau, resulting from the effects of the COVID-19 pandemic, partially offset by increased casino expenses of $10.7 million and $12.2 million at our Las Vegas Operations and Encore Boston Harbor, respectively, primarily due to increased operating costs including gaming tax expense driven by the increase in casino revenues.
Room expenses increased $13.3 million and $4.2 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily a result of higher operating costs related to the increase in occupancy.
Food and beverage expenses increased $67.7 million and $6.7 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily a result of higher operating costs related to the increase in food and beverage revenues as well as higher nightlife entertainment costs associated with increased business volumes at our Las Vegas Operations' nightlife venues.
Entertainment, retail and other expenses decreased $18.9 million at Wynn Interactive, primarily due to decreased marketing costs, partially offset by an increase of $11.2 million at our Las Vegas operations, primarily due to higher operating associated with increased levels of business.
Provision for credit losses decreased $3.7 million and $3.0 million at our Las Vegas Operations and Wynn Macau, respectively and increased $2.1 million at Wynn Palace. These changes were primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.
Depreciation and amortization decreased $14.5 million at Wynn Palace, primarily due to certain furniture, fixture and equipment assets reaching the end of their useful lives in the first quarter of 2022.
Our property charges and other expenses for the quarter ended June 30, 2022 consisted primarily of impairment of goodwill and other finite-lived intangible assets of $7.5 million and $10.3 million, respectively, and $7.6 million of other restructuring costs related to management's decision to cease the operations of BetBull, Limited ("BetBull"), a subsidiary of Wynn Interactive. Our property charges and other expenses for the quarter ended June 30, 2021 consisted primarily of asset disposals, abandonments and retirements of $1.4 million, $1.2 million, and $1.0 million at our Las Vegas Operations, Wynn Macau, and Wynn Palace, respectively.

Interest expense, net of capitalized interest
The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$154,830	$150,424	$4,406	2.9

Weighted average total debt balance	$12,038,961	$12,105,755
Weighted average interest rate	5.14%	4.97%

Interest costs increased primarily due to an increase in the weighted average interest rate.

Other non-operating income and expenses

We incurred a foreign currency remeasurement loss of $10.1 million and a gain of $5.6 million for the three months ended June 30, 2022 and 2021, respectively. The impact of the exchange rate fluctuation of the MOP, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a gain of $1.6 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, from change in derivatives fair value.

Income taxes

We recorded an income tax expense of $0.7 million in each of the three months ended June 30, 2022 and 2021. Income tax expense in both periods primarily related to the Macau dividend tax agreement that provides for an annual payment as complementary tax otherwise due by stockholders of WRM.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $83.4 million and $42.0 million for the three months ended June 30, 2022 and 2021, respectively. These amounts are primarily related to the noncontrolling interests' share of net loss attributable to WML.

Financial results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$221,976	$507,697	$(285,721)	(56.3)
Wynn Macau	193,683	363,679	(169,996)	(46.7)
Total Macau Operations	415,659	871,376	(455,717)	(52.3)
Las Vegas Operations	1,002,255	533,782	468,473	87.8
Encore Boston Harbor	400,950	295,331	105,619	35.8
Wynn Interactive	43,302	26,306	16,996	64.6
	$1,862,166	$1,726,795	$135,371	7.8

The following table presents casino and non-casino operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$849,447	$1,118,964	$(269,517)	(24.1)
Non-casino revenues:
Rooms	371,674	213,955	157,719	73.7
Food and beverage	403,836	217,651	186,185	85.5
Entertainment, retail and other	237,209	176,225	60,984	34.6
Total non-casino revenues	1,012,719	607,831	404,888	66.6
	$1,862,166	$1,726,795	$135,371	7.8

Casino revenues for the six months ended June 30, 2022 were 45.6% of operating revenues, compared to 64.8% for the same period of 2021. Non-casino revenues for the six months ended June 30, 2022 were 54.4% of operating revenues, compared to 35.2% for the same period of 2021.

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

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$141,607	$397,976	$(256,369)	(64.4)
VIP:
Average number of table games	56	99	(43)	(43.4)
VIP turnover	$1,310,017	$4,011,563	$(2,701,546)	(67.3)
VIP table games win	$13,082	$168,026	$(154,944)	(92.2)
VIP win as a % of turnover	1.00%	4.19%	(3.19)
Table games win per unit per day	$1,284	$9,402	$(8,118)	(86.3)
Mass market:
Average number of table games	232	225	7	3.1
Table drop	$742,408	$1,315,012	$(572,604)	(43.5)
Table games win	$152,755	$295,196	$(142,441)	(48.3)
Table games win %	20.6%	22.4%	(1.8)
Table games win per unit per day	$3,630	$7,249	$(3,619)	(49.9)
Average number of slot machines	652	707	(55)	(7.8)
Slot machine handle	$381,333	$780,041	$(398,708)	(51.1)
Slot machine win	$17,571	$33,015	$(15,444)	(46.8)
Slot machine win per unit per day	$149	$258	$(109)	(42.2)
Wynn Macau:
Total casino revenues	$142,389	$281,346	$(138,957)	(49.4)
VIP:
Average number of table games	37	87	(50)	(57.5)
VIP turnover	$1,188,695	$3,294,294	$(2,105,599)	(63.9)
VIP table games win	$48,475	$98,022	$(49,547)	(50.5)
VIP win as a % of turnover	4.08%	2.98%	1.10
Table games win per unit per day	$7,181	$6,201	$980	15.8
Mass market:
Average number of table games	247	240	7	2.9
Table drop	$685,292	$1,261,290	$(575,998)	(45.7)
Table games win	$112,842	$234,104	$(121,262)	(51.8)
Table games win %	16.5%	18.6%	(2.1)
Table games win per unit per day	$2,521	$5,390	$(2,869)	(53.2)
Average number of slot machines	625	588	37	6.3
Slot machine handle	$482,851	$601,794	$(118,943)	(19.8)
Slot machine win	$16,941	$19,431	$(2,490)	(12.8)
Slot machine win per unit per day	$150	$183	$(33)	(18.0)

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)	Percent Change
Las Vegas Operations (1):
Total casino revenues	$259,616	$192,678	$66,938	34.7
Average number of table games	232	195	37	19.0
Table drop	$1,112,898	$751,545	$361,353	48.1
Table games win	$268,043	$175,674	$92,369	52.6
Table games win %	24.1%	23.4%	0.7
Table games win per unit per day	$6,372	$4,979	$1,393	28.0
Average number of slot machines	1,720	1,631	89	5.5
Slot machine handle	$2,504,162	$1,906,409	$597,753	31.4
Slot machine win	$170,675	$129,379	$41,296	31.9
Slot machine win per unit per day	$548	$438	$110	25.1
Poker rake	$8,882	$5,794	$3,088	53.3
Encore Boston Harbor (2):
Total casino revenues	$305,835	$246,964	$58,871	23.8
Average number of table games	184	197	(13)	(6.6)
Table drop	$712,417	$540,632	$171,785	31.8
Table games win	$157,054	$114,251	$42,803	37.5
Table games win %	22.0%	21.1%	0.9
Table games win per unit per day	$4,716	$3,201	$1,515	47.3
Average number of slot machines	2,778	2,031	747	36.8
Slot machine handle	$2,415,740	$2,007,973	$407,767	20.3
Slot machine win	$194,720	$164,380	$30,340	18.5
Slot machine win per unit per day	$387	$447	$(60)	(13.4)
Poker rake	$2,026	$—	$2,026	NM
NM - Not meaningful.
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

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$20,839	$37,895	$(17,056)	(45.0)
Occupancy	37.7%	65.6%	(27.9)
ADR	$166	$179	$(13)	(7.3)
REVPAR	$63	$118	$(55)	(46.6)
Wynn Macau:
Total room revenues (dollars in thousands)	$14,152	$28,129	$(13,977)	(49.7)
Occupancy	40.5%	64.4%	(23.9)
ADR	$174	$219	$(45)	(20.5)
REVPAR	$70	$141	$(71)	(50.4)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$298,582	$133,546	$165,036	123.6
Occupancy	83.8%	52.9%	30.9
ADR	$448	$332	$116	34.9
REVPAR	$375	$176	$199	113.1
Encore Boston Harbor (1):
Total room revenues (dollars in thousands)	$38,101	$14,385	$23,716	164.9
Occupancy	87.4%	81.1%	6.3
ADR	$360	$294	$66	22.4
REVPAR	$315	$238	$77	32.4
(1) Encore Boston Harbor room statistics have been computed based on 89 days of operation in six months ended June 30, 2021, representing the number of nights hotel rooms were offered for sale to the public.

Room revenues increased $157.7 million, primarily due to higher occupancy and ADR at our Las Vegas Operations and Encore Boston Harbor, respectively. The hotel tower at Encore Boston Harbor was closed pursuant to a COVID-19 related state directive from November 6, 2020 through January 25, 2021, when it reopened its hotel tower on a Thursday through Sunday weekly schedule. Encore Boston Harbor reopened its hotel tower to seven days per week as of September 1, 2021.

Food and beverage revenues increased $186.2 million, primarily due to increased restaurant covers and nightlife revenues at our Las Vegas Operations.

Entertainment, retail and other revenues increased $61.0 million, primarily due to an increase in visitation to our Las Vegas Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$568,143	$733,581	$(165,438)	(22.6)
Rooms	123,785	84,087	39,698	47.2
Food and beverage	332,127	191,054	141,073	73.8
Entertainment, retail and other	163,889	154,381	9,508	6.2
General and administrative	397,158	377,319	19,839	5.3
Provision for credit losses	(3,145)	7,808	(10,953)	NM
Pre-opening	6,949	4,122	2,827	68.6
Depreciation and amortization	347,524	368,428	(20,904)	(5.7)
Property charges and other	72,629	11,268	61,361	544.6
Total operating expenses	$2,009,059	$1,932,048	$77,011	4.0
NM - Not meaningful.

Total operating expenses increased $77.0 million compared to the six months ended June 30, 2021, primarily due to increased room, food and beverage, entertainment, retail and other, general and administrative expenses, and property charges and other, partially offset by decreased casino, provision for credit losses, and depreciation and amortization expenses.

Casino expenses decreased $141.3 million and $84.3 million at Wynn Palace and Wynn Macau, respectively. These decreases were primarily due to reductions in gaming tax expense driven by the declines in casino revenues at each of Wynn Palace and Wynn Macau, resulting from the effects of the COVID-19 pandemic, partially offset by increased casino expenses of $30.5 million and $29.7 million at our Las Vegas Operations and Encore Boston Harbor, respectively primarily due to increased operating costs including gaming tax expense driven by the increase in casino revenues.

Room expenses increased $34.5 million and $8.7 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily a result of higher operating costs related to the increase in occupancy.

Food and beverage expenses increased $132.4 million and $13.2 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily a result of higher operating costs related to the increase in food and beverage revenues as well as higher nightlife entertainment costs associated with increased business volumes at our Las Vegas Operations' nightlife venues.

Entertainment, retail and other expenses increased $25.6 million at our Las Vegas operations primarily due to higher operating costs associated with increased levels of business, partially offset by a decrease of $19.2 million at Wynn Interactive, primarily due to decreased marketing costs.

General and administrative expenses increased primarily due to increases of $24.8 million and $8.8 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily attributable to increased payroll, operating costs, and general and administrative expenses required to support higher business volumes, partially offset by decreased general and administrative expenses of $8.4 million and $6.9 million, at Wynn Palace and Wynn Macau, respectively, primarily due to decreased payroll and operating costs attributable to lower business volumes.

The provision for credit losses decreased $6.2 million and $4.5 million at our Las Vegas Operations and Wynn Macau, respectively. The decreases were primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.

For the six months ended June 30, 2022, pre-opening expenses totaled $6.9 million, which primarily related to reconfiguring the former Le Reve theater space at Wynn Las Vegas. For the six months ended June 30, 2021, pre-opening expenses totaled $4.1 million, which primarily related to restaurant remodels at our Las Vegas Operations.

Depreciation and amortization decreased $31.0 million at Wynn Palace primarily due to certain furniture, fixture and equipment assets reaching the end of their useful lives in the first quarter of 2022.

Our property charges and other expenses for the six months ended June 30, 2022 consisted primarily of impairment of goodwill and other finite-lived intangible assets of $37.8 million and $10.3 million, respectively, and $7.6 million of restructuring costs related to Wynn Interactive's BetBull operations, as well as other contract termination expenses of $10.6 million and asset abandonments of $2.1 million related to Wynn Interactive. Our property charges and other expenses for the six months ended June 30, 2021 consisted primarily of asset abandonments of $3.5 million and $3.2 million at our Las Vegas Operations and Wynn Palace, respectively.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$306,988	$303,276	$3,712	1.2

Weighted average total debt balance	$12,048,299	$12,365,615
Weighted average interest rate	5.09%	4.90%

Interest costs increased primarily due to an increase in the weighted average interest rate.

Other non-operating income and expenses

We incurred a foreign currency remeasurement loss of $25.2 million and $5.5 million for the six months ended June 30, 2022 and 2021, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.
We recorded a gain of $9.0 million and $5.4 million for the six months ended June 30, 2022 and 2021, respectively, from change in derivatives fair value.

We recorded a $1.3 million loss on extinguishment of debt for the six months ended June 30, 2021 related to the partial prepayment of the Wynn Macau Term Loan.

Income taxes

We recorded an income tax expense of $1.9 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. The income tax expense in both periods primarily related to the Macau dividend tax agreement that provides for an annual payment as complementary tax otherwise due by stockholders of WRM.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $154.7 million and $97.2 million for the six months ended June 30, 2022 and 2021, respectively. These amounts are primarily related to the noncontrolling interests' share of net loss from WML.

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
The following table summarizes Adjusted Property EBITDA (dollars in thousands) for Wynn Palace, Wynn Macau, Las Vegas Operations, Encore Boston Harbor, and Wynn Interactive as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 18, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net loss attributable to Wynn Resorts, Limited.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	Percent Change	2022	2021	Increase/ (Decrease)	Percent Change
Wynn Palace	$(49,950)	$53,555	$(103,505)	NM	$(50,814)	$80,924	$(131,738)	NM
Wynn Macau	(40,390)	14,086	(54,476)	NM	(45,072)	30,642	(75,714)	NM
Las Vegas Operations	226,706	133,222	93,484	70.2	386,084	161,303	224,781	139.4
Encore Boston Harbor	63,746	46,916	16,830	35.9	118,996	77,279	41,717	54.0
Wynn Interactive	(20,953)	(40,899)	19,946	48.8	(52,454)	(84,368)	31,914	37.8
NM - Not meaningful.

Adjusted Property EBITDA at Wynn Palace and Wynn Macau decreased $103.5 million and $54.5 million for the three months ended June 30, 2022 and $131.7 million and $75.7 million for the six months ended June 30, 2022, respectively, primarily due to a decrease in operating revenues, partially offset by a decrease in operating expenses. Our Macau Operations for the three and six months ended June 30, 2022 continued to be negatively impacted by certain travel-related restrictions and conditions, including COVID-19 testing and other procedures related to the COVID-19 pandemic.
Adjusted Property EBITDA at our Las Vegas Operations increased $93.5 million and $224.8 million for the three and six months ended June 30, 2022, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses. Our Las Vegas Operations for the three and six months ended June 30, 2021 were negatively impacted by the limitation or suspension of certain offerings and certain capacity limitations related to the COVID-19 pandemic.
Adjusted Property EBITDA at Encore Boston Harbor increased $16.8 million and $41.7 million for the three and six months ended June 30, 2022, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses. Operating revenue at Encore Boston Harbor for the three and six months ended June 30, 2021 was negatively impacted by the limitation or suspension of certain offerings and certain capacity limitations related to the COVID-19 pandemic.

Adjusted Property EBITDA at Wynn Interactive increased $19.9 million and $31.9 million for the three and six months ended June 30, 2022, primarily due to increased operating revenues due to the continued expansion and ramp up of operations and decreased marketing and promotional expenses.
Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Six Months Ended June 30,
Cash Flows - Summary	2022	2021
Cash flows from operating activities	$(157,451)	$(226,807)

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(186,038)	(110,045)
Purchase of intangible and other assets	(9,375)	(15,741)
Proceeds from sale of assets and other	29	3,502
Net cash used in investing activities	(195,384)	(122,284)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	50,058
Repayments of long-term debt	(25,000)	(1,205,099)
Proceeds from issuance of Wynn Resorts, Limited common stock	—	841,896
Repurchase of common stock	(149,305)	(4,563)
Proceeds from issuance of subsidiary common stock	2,895	4,662
Proceeds from sale of additional interest in joint venture	50,033	—
Distribution to noncontrolling interest	(16,523)	(6,479)
Dividends paid	(1,291)	(388)
Finance lease payments	(8,602)	(7,784)
Payments for financing costs	(3,113)	(2,152)
Net cash used in financing activities	(150,906)	(329,849)

Effect of exchange rate on cash, cash equivalents and restricted cash	(3,590)	1,641
Decrease in cash, cash equivalents and restricted cash	$(507,331)	$(677,299)

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

During the six months ended June 30, 2022, the decrease in net cash used in operating activities was primarily due to increased revenues from our Las Vegas Operations and Encore Boston Harbor, which was partially offset by decreases in revenues from Wynn Palace and Wynn Macau. During the six months ended June 30, 2021, the decrease in net cash used in operating activities was primarily due to increased operating revenues, partially offset by an increase in operating expenses and changes in working capital accounts.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the six months ended June 30, 2022, we incurred capital expenditures of $140.8 million at our Las Vegas Operations primarily related to the Wynn Las Vegas room remodel and the reconfiguration of the former Le Reve theater space, and $10.6 million at Encore Boston Harbor, $22.3 million at Wynn Palace, and $7.7 million at Wynn Macau primarily related to maintenance capital expenditures.

During the six months ended June 30, 2021, we incurred capital expenditures of $54.6 million at our Las Vegas Operations primarily related to the Wynn Las Vegas room remodel, and $17.9 million at Encore Boston Harbor, $13.6 million at Wynn Palace, and $9.8 million at Wynn Macau primarily related to maintenance capital expenditures.

Financing Activities

During the six months ended June 30, 2022, we repurchased 2,381,928 shares of our common stock for approximately $137.4 million. In addition, we received a $50.0 million contribution from a noncontrolling interest holder in exchange for a 49.9% interest in certain retail space contributed by the Company to the Retail Joint Venture, used cash of $16.5 million for distributions to noncontrolling interest holders of the Retail Joint Venture, and made quarterly amortization payments under the WRF Term Loan totaling $25.0 million.

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

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity, excluding capacity under intercompany loan agreements, as of June 30, 2022 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$1,107,061	$211,466
Wynn Resorts Finance, LLC (1)	419,598	835,600
Wynn Resorts, Limited and other	488,239	—
Total	$2,014,898	$1,047,066
(1) Excluding Wynn Macau, Limited and subsidiaries.

Wynn Macau, Limited and subsidiaries. WML generates cash from our Macau Operations and may utilize proceeds from the WM Cayman II Revolver and its intercompany revolving loan facility with Wynn Resorts, Limited to fund working capital requirements as needed. In July 2022, we drew $211.5 million on the WM Cayman II Revolver for general corporate purposes. We expect to use this cash to fund working capital and capital expenditure requirements at WML and our Macau Operations, and to service our WML Senior Notes and WM Cayman II Revolver. WML paid no dividends during 2021 or the first half of 2022.

The borrowings under the WM Cayman II Revolver bear interest at LIBOR or HIBOR plus a margin of 2.625% per annum until June 30, 2022, the date from which the margin will be 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis, subject to a floor on the interest rate margin of 2.625% per annum through June 30, 2023. The final maturity of all outstanding loans under the Revolving Facility is September 16, 2025.

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

If our portion of our cash and cash equivalents were repatriated to the U.S. on June 30, 2022, it would be subject to minimal U.S. taxes in the year of repatriation.

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

In June 2022, Wynn Las Vegas completed its hotel room remodel for total project costs of $215.2 million, inclusive of approximately $16.0 million of remaining project costs. We are currently reconfiguring the former Le Reve theater space at Wynn Las Vegas. The specially redesigned theater will host an all-new, exclusive theatrical production. We expect to incur between $40 million and $50 million of remaining project costs related to the reconfigured theater and theatrical production, which we anticipate will open during the fourth quarter of 2022.

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

Wynn Resorts, Limited and other subsidiaries. Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited and other primarily generates cash from royalty and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. We expect to use this cash to service our Retail Term Loan, to fund working capital needs of our subsidiaries, and for general corporate purposes.

Other Factors Affecting Liquidity

We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Note 16, "Commitments and Contingencies."

In April 2016, our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We repurchased 2,381,928 shares of our common stock at an average price of

$57.70 per share, for an aggregate cost of $137.4 million under this equity repurchase program during the three months ended June 30, 2022. As of June 30, 2022, we had $662.7 million in repurchase authority remaining under the program.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies for the six months ended June 30, 2022.

Recently Adopted Accounting Standards and Accounting Standards Issued But Not Yet Adopted

See related disclosure in Note 2, "Basis of Presentation and Significant Accounting Policies" of Part I in this Quarterly Report on Form 10-Q.

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

Interest Rate Sensitivity

As of June 30, 2022, approximately 77% of our long-term debt was based on fixed rates. Based on our borrowings as of June 30, 2022 and an interest rate collar on the Retail Term Loan, an assumed 100 basis point increase or decrease in the variable rates would cause our annual interest expense to change by $27.6 million or $21.8 million, respectively.

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

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of the debt issued by WML is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of June 30, 2022, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $40.5 million.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company's legal proceedings see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 16, "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to those risk factors during the six months ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company under its publicly announced equity repurchase program during the three months ended June 30, 2022:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Shares Repurchased as Part of a Publicly Announced Program	Approximate Dollar Value Remaining Under the Program (in thousands) (1)
April 30, 2022	—	$—	—	$800,149
May 31, 2022	1,094,245	$59.80	1,094,245	$734,713
June 30, 2022	1,287,683	$55.91	1,287,683	$662,713
(1) In April 2016, the Company's Board of Directors authorized an equity repurchase program of up to $1.0 billion of our common stock. Repurchases may be made at the discretion of the Company from time to time on the open market or in privately negotiated transactions. The Company is not obligated to make any repurchases, and the repurchase program may be discontinued at any time. Any shares acquired are available for general corporate purposes. Any shares repurchased during the periods presented are held as treasury shares.

As of June 30, 2022, we had $662.7 million in repurchase authority under the equity repurchase program.

The following table summarizes the shares we repurchased in satisfaction of employee tax withholding obligations on vested restricted stock during the three months ended June 30, 2022, which were not part of the Company's publicly announced equity repurchase program:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
April 30, 2022	982	$73.01	$71,699
May 31, 2022	413	$63.90	$26,391
June 30, 2022	1,629	$64.25	$104,668

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
*10.1
Concession Extension Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 23, 2022, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2022 and 2021; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three and six months ended June 30, 2022 and 2021; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: August 9, 2022	By:	/s/ Julie Cameron-Doe
Julie Cameron-Doe
Chief Financial Officer
(Principal Financial and Accounting Officer)