Form 10-Q
period 2022-09-30
WYNN RESORTS LTD
filed 2022-11-09
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2022
Common stock, par value $0.01	113,313,591

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,943,505	$2,522,530
Restricted cash	5,036	4,896
Accounts receivable, net of allowance for credit losses of $81,208 and $111,319	210,032	199,463
Inventories	68,310	69,967
Prepaid expenses and other	96,524	79,061
Total current assets	2,323,407	2,875,917
Property and equipment, net	8,498,814	8,765,308
Restricted cash	154,125	3,641
Goodwill and intangible assets, net	250,901	307,578
Operating lease assets	347,902	371,365
Other assets	204,196	207,017
Total assets	$11,779,345	$12,530,826
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$139,154	$170,542
Customer deposits	436,198	436,388
Gaming taxes payable	34,038	73,173
Accrued compensation and benefits	171,383	206,225
Accrued interest	145,268	132,877
Current portion of long-term debt	546,078	50,000
Other accrued liabilities	162,917	218,675
Total current liabilities	1,635,036	1,287,880
Long-term debt	11,570,438	11,884,546
Long-term operating lease liabilities	108,094	115,187
Other long-term liabilities	62,740	79,428
Total liabilities	13,376,308	13,367,041
Commitments and contingencies (Note 16)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 132,127,292 and 131,449,806 shares issued; 113,373,330 and 115,714,943 shares outstanding, respectively	1,321	1,314
Treasury stock, at cost; 18,753,871 and 15,734,863 shares, respectively	(1,614,997)	(1,436,373)
Additional paid-in capital	3,584,357	3,502,715
Accumulated other comprehensive income	10,388	6,004
Accumulated deficit	(2,744,222)	(2,288,078)
Total Wynn Resorts, Limited stockholders' deficit	(763,153)	(214,418)
Noncontrolling interests	(833,810)	(621,797)
Total stockholders' deficit	(1,596,963)	(836,215)
Total liabilities and stockholders' deficit	$11,779,345	$12,530,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues:
Casino	$359,876	$496,264	$1,209,323	$1,615,228
Rooms	197,212	173,817	568,886	387,772
Food and beverage	224,730	217,501	628,566	435,152
Entertainment, retail and other	107,904	107,062	345,113	283,287
Total operating revenues	889,722	994,644	2,751,888	2,721,439
Operating expenses:
Casino	239,901	315,316	808,044	1,048,897
Rooms	67,689	52,100	191,474	136,187
Food and beverage	185,388	163,655	517,515	354,709
Entertainment, retail and other	72,964	156,490	236,853	310,871
General and administrative	201,275	197,350	598,433	574,669
Provision for credit losses	(8,186)	(347)	(11,331)	7,461
Pre-opening	6,447	1,333	13,396	5,455
Depreciation and amortization	172,502	177,110	520,026	545,538
Property charges and other	4,733	15,301	77,362	26,569
Total operating expenses	942,713	1,078,308	2,951,772	3,010,356
Operating loss	(52,991)	(83,664)	(199,884)	(288,917)
Other income (expense):
Interest income	6,892	507	10,863	2,131
Interest expense, net of amounts capitalized	(165,277)	(150,325)	(472,265)	(453,601)
Change in derivatives fair value	5,839	1,176	14,801	6,557
Loss on extinguishment of debt	—	(738)	—	(2,060)
Other	(864)	(11,784)	(26,090)	(17,324)
Other income (expense), net	(153,410)	(161,164)	(472,691)	(464,297)
Loss before income taxes	(206,401)	(244,828)	(672,575)	(753,214)
Provision for income taxes	(1,390)	(1,155)	(3,248)	(2,345)
Net loss	(207,791)	(245,983)	(675,823)	(755,559)
Less: net loss attributable to noncontrolling interests	64,899	79,734	219,556	176,963
Net loss attributable to Wynn Resorts, Limited	$(142,892)	$(166,249)	$(456,267)	$(578,596)
Basic and diluted net loss per common share:
Net loss attributable to Wynn Resorts, Limited:
Basic	$(1.27)	$(1.45)	$(4.00)	$(5.10)
Diluted	$(1.27)	$(1.45)	$(4.00)	$(5.10)
Weighted average common shares outstanding:
Basic	112,709	114,655	114,061	113,420
Diluted	112,709	114,655	114,061	113,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(207,791)	$(245,983)	$(675,823)	$(755,559)
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	732	(2,863)	6,213	879
Total comprehensive loss	(207,059)	(248,846)	(669,610)	(754,680)
Less: comprehensive loss attributable to noncontrolling interests	64,726	80,423	217,727	176,599
Comprehensive loss attributable to Wynn Resorts, Limited	$(142,333)	$(168,423)	$(451,883)	$(578,081)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30, 2022
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, July 1, 2022	113,707,642	$1,320	$(1,585,678)	$3,566,498	$9,829	$(2,601,331)	$(609,362)	$(764,892)	$(1,374,254)
Net loss	—	—	—	—	—	(142,892)	(142,892)	(64,899)	(207,791)
Currency translation adjustment	—	—	—	—	559	—	559	173	732
Issuance of restricted stock	166,424	1	—	(1)	—	—	—	—	—
Cancellation of restricted stock	(3,674)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(497,062)	—	(29,319)	—	—	—	(29,319)	—	(29,319)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(4,982)	(4,982)
Subsidiary equity issuance	—	—	—	1,627	—	—	1,627	(1,627)	—
Stock-based compensation	—	—	—	16,233	—	1	16,234	2,417	18,651
Balances, September 30, 2022	113,373,330	$1,321	$(1,614,997)	$3,584,357	$10,388	$(2,744,222)	$(763,153)	$(833,810)	$(1,596,963)

	For the Three Months Ended September 30, 2021
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' deficit
Balances, July 1, 2021	115,683,983	$1,313	$(1,427,094)	$3,466,908	$6,293	$(1,944,668)	$102,752	$(456,591)	$(353,839)
Net loss	—	—	—	—	—	(166,249)	(166,249)	(79,734)	(245,983)
Currency translation adjustment	—	—	—	—	(2,174)	—	(2,174)	(689)	(2,863)
Issuance of restricted stock	48,435	1	—	(1)	—	—	—	—	—
Cancellation of restricted stock	(5,224)	—	—	—	—	22	22	4	26
Shares repurchased by the Company and held as treasury shares	(68,376)	—	(6,441)	—	—	—	(6,441)	—	(6,441)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(5,364)	(5,364)
Stock-based compensation	—	—	—	18,852	—	—	18,852	3,023	21,875
Balances, September 30, 2021	115,658,818	$1,314	$(1,433,535)	$3,485,759	$4,119	$(2,110,895)	$(53,238)	$(539,351)	$(592,589)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the Nine Months Ended September 30, 2022
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2022	115,714,943	$1,314	$(1,436,373)	$3,502,715	$6,004	$(2,288,078)	$(214,418)	$(621,797)	$(836,215)
Net loss	—	—	—	—	—	(456,267)	(456,267)	(219,556)	(675,823)
Currency translation adjustment	—	—	—	—	4,384	—	4,384	1,829	6,213
Issuance of restricted stock	763,660	8	—	9,280	—	—	9,288	—	9,288
Cancellation of restricted stock	(86,174)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(3,019,099)	—	(178,624)	—	—	—	(178,624)	—	(178,624)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(21,505)	(21,505)
Contribution from noncontrolling interest	—	—	—	48,559	—	—	48,559	1,474	50,033
Subsidiary equity issuance	—	—	—	(15,123)	—	—	(15,123)	18,019	2,896
Stock-based compensation	—	—	—	38,925	—	123	39,048	7,726	46,774
Balances, September 30, 2022	113,373,330	$1,321	$(1,614,997)	$3,584,357	$10,388	$(2,744,222)	$(763,153)	$(833,810)	$(1,596,963)

	For the Nine Months Ended September 30, 2021
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2021	107,888,336	$1,235	$(1,422,531)	$2,598,115	$3,604	$(1,532,420)	$(351,997)	$(385,320)	$(737,317)
Net loss	—	—	—	—	—	(578,596)	(578,596)	(176,963)	(755,559)
Currency translation adjustment	—	—	—	—	515	—	515	364	879
Issuance of common stock, net of $17.7 million underwriter discounts, commissions and other expenses	7,475,000	75	—	841,821	—	—	841,896	—	841,896
Issuance of restricted stock	428,406	4	—	5,898	—	—	5,902	370	6,272
Cancellation of restricted stock	(24,758)	—	—	—	—	121	121	19	140
Shares repurchased by the Company and held as treasury shares	(108,166)	—	(11,004)	—	—	—	(11,004)	—	(11,004)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(11,843)	(11,843)
Subsidiary equity issuance	—	—	—	(20,211)	—	—	(20,211)	25,371	5,160
Stock-based compensation	—	—	—	60,136	—	—	60,136	8,651	68,787
Balances, September 30, 2021	115,658,818	$1,314	$(1,433,535)	$3,485,759	$4,119	$(2,110,895)	$(53,238)	$(539,351)	$(592,589)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(675,823)	$(755,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	520,026	545,538
Deferred income taxes	1,188	(527)
Stock-based compensation expense	48,569	75,033
Amortization of debt issuance costs	21,859	19,891
Loss on extinguishment of debt	—	2,060
Provision for credit losses	(11,331)	7,461
Change in derivatives fair value	(14,801)	(6,557)
Property charges and other	103,452	43,893
Increase (decrease) in cash from changes in:
Receivables, net	341	(29,729)
Inventories, prepaid expenses and other	(7,199)	(38,377)
Customer deposits	1,731	(178,959)
Accounts payable and accrued expenses	(141,050)	99,000
Net cash used in operating activities	(153,038)	(216,832)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(273,251)	(213,088)
Purchase of intangible and other assets	(10,919)	(19,741)
Proceeds from sale of assets and other	485	3,689
Net cash used in investing activities	(283,685)	(229,140)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	211,435	1,141,026
Repayments of long-term debt	(37,500)	(2,477,690)
Proceeds from issuance of Wynn Resorts, Limited common stock	—	841,896
Repurchase of common stock	(178,624)	(11,004)
Proceeds from issuance of subsidiary common stock	2,895	4,662
Proceeds from sale of additional interest in joint venture	50,033	—
Distribution to noncontrolling interest	(21,505)	(11,843)
Dividends paid	(1,316)	(932)
Finance lease payments	(12,812)	(11,709)
Payments for financing costs	(3,165)	(29,975)
Net cash provided by (used in) financing activities	9,441	(555,569)
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,119)	(1,689)
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(428,401)	(1,003,230)
Balance, beginning of period	2,531,067	3,486,384
Balance, end of period	$2,102,666	$2,483,154

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$437,760	$426,462
Liability settled with shares of common stock	$9,287	$6,272
Accounts and construction payables related to property and equipment	$27,603	$70,844
Other liabilities related to intangible assets	$4,163	$12,335
Finance lease liabilities arising from obtaining finance lease assets	$4,778	$7,423
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

Recent Developments Related to COVID-19

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, and mandatory quarantine, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Although there have been periods during which certain restrictions and conditions were eased by the Macau government to allow for greater visitation and quarantine-free travel to Macau, adverse and evolving conditions created by and in response to the COVID-19 pandemic may cause these restrictions and conditions to be reintroduced. For example, in response to an outbreak in Macau which initially commenced in mid-June 2022, the Macau government extended its COVID-19 containment measures, which included the closures of gaming operations in full as of July 11, 2022, and the closure and the limiting of the opening hours and/or operational capacity of various areas and facilities in Macau. On July 23, 2022, gaming operations at Wynn Palace and Wynn Macau resumed on a limited basis. Certain travel-related restrictions and conditions, which continue to reduce visitation and impact our financial results, remain in effect at the present time. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of containment measures, management cannot predict whether future closures, in full or in part, will occur in our properties, and cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

Liquidity

The COVID-19 pandemic has materially impacted and is likely to continue to materially impact our business, financial condition and results of operations. As of September 30, 2022, the Company had total cash and cash equivalents, excluding restricted cash, of $1.94 billion, and $835.6 million of available borrowing capacity under the WRF Revolver. As of September 30, 2022, the WM Cayman II Revolver was fully drawn. As a result of the negative impact the COVID-19 pandemic has had, and will likely continue to have, on our operating income, the Company has suspended its dividend program for the foreseeable future. Given the Company's liquidity position as of September 30, 2022, the Company believes it will be able to support continuing operations and respond to the continuing impact of the COVID-19 pandemic and related economic disruptions.

Macau Gaming Concession

On June 23, 2022, Wynn Resorts (Macau) S.A. ("WRM") and the Macau government entered into a concession extension agreement (the "Concession Extension Agreement"), pursuant to which the expiration date of WRM's gaming concession was extended from June 26, 2022 to December 31, 2022. Under the Concession Extension Agreement, WRM paid the Macau government MOP47.0 million (approximately $6.0 million) as a contract premium for the extension, and in September 2022 provided a first demand bank guarantee of MOP1,210.0 million (approximately $149.7 million) in favor of the Macau government for securing the fulfillment of its labor liabilities upon the expiration of the Concession Extension Agreement.

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

In June 2022, the Macau government published amendments to the Macau gaming law approved by the Macau Legislative Assembly. These amendments include, for example, the awarding of up to six gaming concessions with a term up to ten years with a maximum three-year extension possible, and an increase in the minimum capital requirement applicable to concession holders to MOP5.0 billion (approximately $625.0 million), an increase in the percentage of the share capital of the concessionaire that must be held by the local managing director to 15% from 10% and a prohibition on revenue sharing arrangements between gaming promoters and concession holders. On July 27, 2022, the Macau government officially launched the public tender process for the awarding of concessions for the operation of games of chance or other games in casinos. On September 13, 2022, WRM submitted its tender to the Macau government. At this time the Company believes that its concession agreement will be further extended, renewed or replaced by a new gaming concession agreement beyond December 31, 2022. However, it is possible the Macau government could further change or interpret the associated gaming laws in a manner that could negatively impact the Company.

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

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 17, "Retail Joint Venture." All significant intercompany accounts and transactions have been eliminated.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $105.2 million and $188.7 million for the three months ended September 30, 2022 and 2021, respectively, and $388.4 million and $637.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the planned cessation of the London Interbank Offered Rate (referred to as "LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 also provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. ASU 2020-04 must be adopted no later than December 1, 2022 with early adoption permitted. We plan to apply this guidance to applicable contracts and instruments if, and when, they are modified. Adoption of the new guidance is not expected to have a material effect on the Company's consolidated financial statements.

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents:
Cash (1)	$1,239,629	$2,021,553
Cash equivalents (2)	703,876	500,977
Total cash and cash equivalents	1,943,505	2,522,530
Restricted cash (3)	159,161	8,537
Total cash, cash equivalents and restricted cash	$2,102,666	$2,531,067
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations, cash held in a trust in accordance with WML's share award plan, and as of September 30, 2022 includes $149.7 million in the form of a bank guarantee in favor of the Macau government for securing the fulfillment of its labor liabilities upon the expiration of the Concession Extension Agreement.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Casino	$186,037	$199,030
Hotel	34,606	36,749
Other	70,597	75,003
	291,240	310,782
Less: allowance for credit losses	(81,208)	(111,319)
	$210,032	$199,463

As of September 30, 2022 and December 31, 2021, approximately 65.6% and 70.3%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 41.7% and 53.7% of gross casino receivables as of September 30, 2022 and December 31, 2021, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	September 30,
	2022	2021
Balance at beginning of year	$111,319	$100,329
Provision for credit losses	(11,331)	7,461
Write-offs	(22,507)	(14,022)
Recoveries of receivables previously written off	4,103	736
Effect of exchange rate	(376)	(195)
Balance at end of period	$81,208	$94,309

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Buildings and improvements	$9,833,144	$9,785,514
Land and improvements	1,297,539	1,278,010
Furniture, fixtures and equipment	3,111,425	3,067,793
Airplanes	110,623	110,623
Construction in progress	224,521	250,378
	14,577,252	14,492,318
Less: accumulated depreciation	(6,078,438)	(5,727,010)
	$8,498,814	$8,765,308

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of September 30, 2022, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties, including reconfiguring the theater space at Wynn Las Vegas to host an all-new, exclusive theatrical production, Awakening, which premiered in November 2022. As of December 31, 2021, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties, including the Wynn Las Vegas room remodel, which was placed in service during the second quarter of 2022.

Depreciation expense for the three months ended September 30, 2022 and 2021 was $161.7 million and $169.7 million, respectively, and depreciation expense for the nine months ended September 30, 2022 and 2021 was $492.1 million and $523.6 million, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6 -    Goodwill and Intangible Assets, net

The following table shows the movement in the Company's goodwill and intangible assets balances that occurred during the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Finite-lived intangible assets:
Macau gaming concession	$5,964	$42,300
Less: accumulated amortization	(2,982)	(41,114)
	2,982	1,186

Massachusetts gaming license	117,700	117,700
Less: accumulated amortization	(25,676)	(19,791)
	92,024	97,909

Other finite-lived intangible assets	63,717	76,317
Less: accumulated amortization	(6,738)	(5,969)
	56,979	70,348

Total finite-lived intangible assets	151,985	169,443

Indefinite-lived intangible assets:
Water rights and other	8,397	8,397
Total indefinite-lived intangible assets	8,397	8,397

Goodwill:
Balance at beginning of year	129,738	144,095
Foreign currency translation	(1,458)	(4,103)
Impairment	(37,761)	(10,254)
Balance at end of period	90,519	129,738

Total goodwill and intangible assets, net	$250,901	$307,578

The finite-lived intangible asset pertaining to the Company's original Macau gaming concession was acquired in 2004 and was amortized over the 20 year life of the original concession, which expired on June 26, 2022. On June 23, 2022, a Concession Extension Agreement was entered into between the Macau Government and WRM, pursuant to which the gaming concession of WRM has been extended from June 26, 2022 to December 31, 2022, in exchange for a payment to the Macau government equivalent to $6.0 million. The Company expects that amortization of the Macau gaming concession will be $3.0 million for the fourth quarter of 2022.

The Massachusetts gaming license is a finite-lived intangible asset that is being amortized over the 15 year life of the license. The Company expects that amortization of the Massachusetts gaming license will be $2.0 million for the fourth quarter of 2022, $7.8 million each year from 2023 through 2033, and $3.8 million in 2034.

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

Note 7 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Macau Related:
WM Cayman II Revolver, due 2025 (1)	$1,492,465	$1,287,766
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000

U.S. and Corporate Related:
WRF Credit Facilities (2):
WRF Term Loan, due 2024	850,000	887,500
WLV 4 1/4% Senior Notes, due 2023	500,000	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 7 3/4% Senior Notes, due 2025	600,000	600,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
Retail Term Loan, due 2025 (3)	615,000	615,000
	12,167,465	12,000,266
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(50,949)	(65,720)
	12,116,516	11,934,546
Less: Current portion of long-term debt	(546,078)	(50,000)
Total long-term debt, net of current portion	$11,570,438	$11,884,546
(1) The borrowings under the WM Cayman II Revolver bear interest at LIBOR or HIBOR plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis, subject to a floor on the interest rate margin of 2.625% per annum through June 30, 2023. Approximately $312.5 million and $1.18 billion of the WM Cayman II Revolver bears interest at a rate of LIBOR plus 2.875% per year and HIBOR plus 2.875% per year, respectively. As of September 30, 2022, the weighted average interest rate was approximately 5.51%. As of September 30, 2022, the WM Cayman II Revolver was fully drawn.
(2) The WRF Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of September 30, 2022, the weighted average interest rate was approximately 4.87%. Additionally, as of September 30, 2022, the available borrowing capacity under the WRF Revolver was $835.6 million, net of $14.4 million in outstanding letters of credit.
(3) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of September 30, 2022, the interest rate was 4.26%.

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

Debt Covenant Compliance

As of September 30, 2022, management believes the Company was in compliance with all debt covenants.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of September 30, 2022 and December 31, 2021, was approximately $10.37 billion and $11.72 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $12.17 billion and $12.00 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 8 - Stockholders' Deficit

Equity Repurchase Program

In April 2016, the Company's Board of Directors authorized an equity repurchase program of up to $1.0 billion, which may include repurchases by the Company of its common stock from time to time through open market purchases, privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. During the three and nine months ended September 30, 2022, the Company repurchased 491,503 and 2,873,431 shares of its common stock, respectively, at average prices of $58.95 and $57.91 per share, respectively, for an aggregate cost of $29.0 million and $166.4 million, respectively, under the equity repurchase program. Any shares repurchased pursuant to the equity repurchase program are held as treasury shares. During the three and nine months ended September 30, 2021, no repurchases were made under the equity repurchase program. As of September 30, 2022, the Company had $633.7 million in repurchase authority remaining under the program.

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

Noncontrolling Interests

Retail Joint Venture

During the nine months ended September 30, 2022 and 2021, the Retail Joint Venture made aggregate distributions of approximately $21.5 million and $11.8 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 17, "Retail Joint Venture".

During the three months ended March 31, 2022, in exchange for cash consideration of $50.0 million, the Company sold to Crown Acquisitions Inc. ("Crown") a 49.9% interest in certain additional retail space contributed by the Company to the Retail Joint Venture. In connection with this transaction, the Company recorded $48.6 million of additional paid-in capital and $1.5 million of noncontrolling interest, within Contribution from noncontrolling interest in the accompanying Condensed Consolidated Statement of Stockholders' Deficit for the nine months ended September 30, 2022.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9 -    Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	September 30, 2022	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$703,875	$—	$703,875	$—
Restricted cash	$159,161	$7,096	$152,065	$—
Interest rate collar	$9,254	$—	$9,254	$—

		Fair Value Measurements Using:
	December 31, 2021	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$500,977	$—	$500,977	$—
Restricted cash	$8,537	$6,950	$1,587	$—

Liabilities:
Interest rate collar	$5,548	$—	$5,548	$—

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	September 30, 2022	December 31, 2021	Increase / (decrease)	September 30, 2021	December 31, 2020	Increase / (decrease)
Casino outstanding chips and front money deposits (1)	$327,004	$352,830	$(25,826)	$380,442	$596,463	$(216,021)
Advance room deposits and ticket sales (2)	76,256	55,438	20,818	62,993	29,224	33,769
Other gaming-related liabilities (3)	30,610	26,515	4,095	21,217	7,882	13,335
Loyalty program and related liabilities (4)	38,323	34,695	3,628	33,440	22,736	10,704
	$472,193	$469,478	$2,715	$498,092	$656,305	$(158,213)
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Casino	$3,857	$3,423	$8,835	$11,000
Rooms	415	351	816	1,260
Food and beverage	774	737	1,547	2,709
Entertainment, retail and other	3,064	7,071	8,238	16,292
General and administrative	11,964	13,998	29,133	43,772
Total stock-based compensation expense	20,074	25,580	48,569	75,033
Total stock-based compensation capitalized	894	2,242	2,351	4,271
Total stock-based compensation costs	$20,968	$27,822	$50,920	$79,304

Note 12 - Income Taxes

The Company recorded an income tax expense of $1.4 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively and an income tax expense of $3.2 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. Income tax expense in 2022 primarily related to changes in U.S. deferred taxes. Income tax expense in 2021 primarily related to the Macau dividend tax agreement that provides for an annual payment as complementary tax otherwise due by stockholders of WRM.

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

In April 2020, WRM received an extension of the exemption from Macau’s 12% Complementary Tax on casino gaming profits earned from January 1, 2021 to June 26, 2022. In September 2022, WRM received an extension of the exemption from the Complementary Tax on casino gaming profits through December 31, 2022.

For the three and nine months ended September 30, 2022 and 2021, the Company did not have any casino gaming profits exempt from the Macau Complementary Tax. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its gaming concession agreement.

In March 2021, the Financial Services Bureau concluded its review of the 2017 and 2018 Macau income tax returns of Palo Real Estate Company Limited, a subsidiary of WRM, with no changes. In January 2022, the Financial Services Bureau issued final tax assessments for WRM for the year 2017 and 2018, and no additional tax was due. In October 2022, the Financial Services Bureau issued final tax assessments for Palo’s 2019 and 2020 Macau Complementary Tax returns, and no additional tax was due.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Wynn Resorts, Limited	$(142,892)	$(166,249)	$(456,267)	$(578,596)

Denominator:
Weighted average common shares outstanding	112,709	114,655	114,061	113,420
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	—	—	—	—
Weighted average common and common equivalent shares outstanding	112,709	114,655	114,061	113,420

Net loss attributable to Wynn Resorts, Limited per common share, basic	$(1.27)	$(1.45)	$(4.00)	$(5.10)
Net loss attributable to Wynn Resorts, Limited per common share, diluted	$(1.27)	$(1.45)	$(4.00)	$(5.10)

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	1,087	954	1,087	954

Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Minimum rental income	$31,962	$27,719	$93,796	$75,676
Contingent rental income	10,689	19,349	45,404	75,464
Total rental income	$42,651	$47,068	$139,200	$151,140

Note 15 - Related Party Transactions

Home Purchase

In 2022, Linda Chen, President and Executive Director of WRM exercised an option to purchase a home provided by the Company for her use for no consideration, as provided by the terms of her employment agreement. Based on a third-party appraisal as of the date of option exercise, the estimated fair value of the home is $6.4 million. The home purchase closed during the third quarter of 2022.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Macau Litigation Related to Dore

WRM has been named as a defendant in lawsuits filed in the Macau Court of First Instance by individuals who claim to be investors in, or persons with credit in accounts maintained by, Dore Entertainment Company Limited ("Dore"), an independent, Macau registered and licensed company that operated a gaming promoter business at Wynn Macau. In connection with the alleged theft, embezzlement, fraud and/or other crime(s) perpetrated by a former employee of Dore (the “Dore Incident”), the plaintiffs of the lawsuits allege that Dore failed to honor withdrawal of funds deposited with Dore as investments or gaming deposits that allegedly resulted in certain losses for these individuals. The principal allegations common to the lawsuits are that WRM, as a gaming concessionaire, should be held responsible for Dore’s conduct on the basis that WRM is responsible for the supervision of Dore’s activities at Wynn Macau that resulted in the purported losses.

The Company believes these cases are without merit and unfounded and intends to vigorously defend against the remaining claims pleaded against WRM in these lawsuits. The Company has made estimates for potential litigation costs based upon its assessment of the likely outcome and has recorded provisions for such amounts in the accompanying condensed consolidated financial statements. No assurances can be provided as to the outcome of the pending Dore cases, and actual results may differ from these estimates.

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

Note 17 - Retail Joint Venture

As of September 30, 2022 and December 31, 2021, the Retail Joint Venture had total assets of $103.6 million and $98.0 million, respectively, and total liabilities of $620.1 million and $624.4 million, respectively. As of September 30, 2022 and December 31, 2021, the Retail Joint Venture's liabilities included long-term debt of $613.3 million and $612.9 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

The following tables present the Company's segment information (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues
Macau Operations:
Wynn Palace
Casino	$45,361	$134,064	$186,968	$532,040
Rooms	6,974	15,639	27,813	53,534
Food and beverage	5,727	10,952	24,027	36,429
Entertainment, retail and other (1)	17,186	20,668	58,416	67,017
	75,248	181,323	297,224	689,020
Wynn Macau
Casino	22,832	98,264	165,221	379,610
Rooms	4,395	10,896	18,547	39,025
Food and beverage	4,261	7,628	17,878	23,620
Entertainment, retail and other (1)	8,880	13,874	32,405	52,086
	40,368	130,662	234,051	494,341
Total Macau Operations	115,616	311,985	531,275	1,183,361

Las Vegas Operations:
Casino	134,314	112,575	393,930	305,253
Rooms	162,125	132,704	460,707	266,250
Food and beverage	193,733	180,455	526,389	333,390
Entertainment, retail and other (1)	54,217	50,269	165,618	104,892
Total Las Vegas Operations	544,389	476,003	1,546,644	1,009,785

Encore Boston Harbor:
Casino	157,369	151,361	463,204	398,325
Rooms	23,718	14,578	61,819	28,963
Food and beverage	21,009	18,466	60,272	41,713
Entertainment, retail and other (1)	9,687	7,809	27,438	18,544
Total Encore Boston Harbor	211,783	192,214	612,733	487,545

Wynn Interactive:
Entertainment, retail and other	17,934	14,442	61,236	40,748
Total Wynn Interactive	17,934	14,442	61,236	40,748

Total operating revenues	$889,722	$994,644	$2,751,888	$2,721,439

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Adjusted Property EBITDA (2)
Macau Operations:
Wynn Palace	$(21,808)	$12,112	$(72,622)	$93,036
Wynn Macau	(43,806)	(1,939)	(88,878)	28,703
Total Macau Operations	(65,614)	10,173	(161,500)	121,739
Las Vegas Operations	195,760	183,416	581,844	344,719
Encore Boston Harbor	61,136	64,565	180,132	141,844
Wynn Interactive	(17,748)	(103,593)	(70,202)	(187,961)
Total	173,534	154,561	530,274	420,341
Other operating expenses
Pre-opening	6,447	1,333	13,396	5,455
Depreciation and amortization	172,502	177,110	520,026	545,538
Property charges and other	4,733	15,301	77,362	26,569
Corporate expenses and other	22,769	18,901	70,805	56,663
Stock-based compensation	20,074	25,580	48,569	75,033
Total other operating expenses	226,525	238,225	730,158	709,258
Operating loss	(52,991)	(83,664)	(199,884)	(288,917)
Other non-operating income and expenses
Interest income	6,892	507	10,863	2,131
Interest expense, net of amounts capitalized	(165,277)	(150,325)	(472,265)	(453,601)
Change in derivatives fair value	5,839	1,176	14,801	6,557
Loss on extinguishment of debt	—	(738)	—	(2,060)
Other	(864)	(11,784)	(26,090)	(17,324)
Total other non-operating income and expenses	(153,410)	(161,164)	(472,691)	(464,297)
Loss before income taxes	(206,401)	(244,828)	(672,575)	(753,214)
Provision for income taxes	(1,390)	(1,155)	(3,248)	(2,345)
Net loss	(207,791)	(245,983)	(675,823)	(755,559)
Net loss attributable to noncontrolling interests	64,899	79,734	219,556	176,963
Net loss attributable to Wynn Resorts, Limited	$(142,892)	$(166,249)	$(456,267)	$(578,596)
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Macau Operations:
Wynn Palace	$2,946,199	$3,122,424
Wynn Macau	739,488	1,032,521
Other Macau	1,054,392	1,173,913
Total Macau Operations	4,740,079	5,328,858
Las Vegas Operations	3,154,964	3,063,897
Encore Boston Harbor	2,088,418	2,193,117
Wynn Interactive	248,871	287,805
Corporate and other	1,547,013	1,657,149
Total	$11,779,345	$12,530,826

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

Recent Developments Related to COVID-19

Macau Operations

Visitation to Macau has fallen significantly since the outbreak of COVID-19, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing, and mandatory quarantine, among other things, and the suspension or reduced accessibility of transportation to and from Macau. Although there have been periods during which certain restrictions and conditions were eased by the Macau government to allow for greater visitation and quarantine-free travel to Macau, adverse and evolving conditions created by and in response to the COVID-19 pandemic may cause these restrictions and conditions to be reintroduced. For example, in response to an outbreak in Macau which initially commenced in mid-June 2022, the Macau government extended its COVID-19 containment measures, which included the closures of gaming operations in full as of July 11, 2022, and the closure and the limiting of the opening hours and/or operational capacity of various areas and facilities in Macau. On July 23, 2022, gaming operations at Wynn Palace and Wynn Macau resumed on a limited basis. Certain travel-related restrictions and conditions, which continue to reduce visitation and impact our financial results, remain in effect at the present time. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of containment measures, management cannot predict whether future closures, in full or in part, will occur in our properties, and cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition.

Macau Gaming Concession

On June 23, 2022, Wynn Resorts (Macau) S.A. ("WRM") and the Macau government entered into a concession extension agreement (the "Concession Extension Agreement"), pursuant to which the expiration date of WRM's gaming concession was extended from June 26, 2022 to December 31, 2022. Under the Concession Extension Agreement, WRM paid the Macau government MOP47.0 million (approximately $6.0 million) as a contract premium for the extension, and in September 2022 provided a first demand bank guarantee of MOP1,210.0 million (approximately $149.7 million) in favor of the Macau government for securing the fulfillment of its labor liabilities upon the expiration of the Concession Extension Agreement.

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

In June 2022, the Macau government published amendments to the Macau gaming law approved by the Macau Legislative Assembly. These amendments include, for example, the awarding of up to six gaming concessions with a term up to ten years with a maximum three-year extension possible, and an increase in the minimum capital requirement applicable to concession holders to MOP5.0 billion (approximately $625.0 million), an increase in the percentage of the share capital of the concessionaire that must be held by the local managing director to 15% from 10% and a prohibition on revenue sharing arrangements between gaming promoters and concession holders. On July 27, 2022, the Macau government officially launched the public tender process for the awarding of concessions for the operation of games of chance or other games in casinos. On September 13, 2022, WRM submitted its tender to the Macau government. At this time we believe that our concession agreement will be further extended, renewed or replaced by a new gaming concession agreement beyond December 31, 2022. However, it is possible the Macau government could further change or interpret the associated gaming laws in a manner that could negatively impact the Company.

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

Results of Operations

Summary of third quarter 2022 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues	$889,722	$994,644	$(104,922)	(10.5)	$2,751,888	$2,721,439	$30,449	1.1
Net loss attributable to Wynn Resorts, Limited	(142,892)	(166,249)	23,357	14.0	(456,267)	(578,596)	122,329	21.1
Diluted net loss per share	(1.27)	(1.45)	0.18	12.4	(4.00)	(5.10)	1.10	21.6
Adjusted Property EBITDA (1)	173,534	154,561	18,973	12.3	530,274	420,341	109,933	26.2
(1) See Item 1—"Financial Statements," Note 18, "Segment Information," for a reconciliation of Adjusted Property EBITDA to net loss attributable to Wynn Resorts, Limited.

The decrease in operating revenues for the three months ended September 30, 2022 was primarily driven by decreases of $106.1 million and $90.3 million from Wynn Palace and Wynn Macau, respectively, resulting from a decrease in gaming volumes due to the 12-day closure of our casino operations in Macau in July, as well as other travel-related restrictions and conditions, including COVID-19 testing and other procedures related to the COVID-19 pandemic. The decrease in operating revenues was partially offset by increases in operating revenues of $68.4 million and $19.6 million at our Las Vegas Operations and Encore Boston Harbor, respectively, resulting from increased gaming volumes as well as increases in hotel occupancy and covers at restaurants.

The decrease in net loss attributable to Wynn Resorts, Limited for the three months ended September 30, 2022 was primarily related to increased operating revenues at our Las Vegas Operations and Encore Boston Harbor, respectively, partially offset by increased operating expenses associated with higher business volumes at our Las Vegas Operations and Encore Boston Harbor.

The increase in Adjusted Property EBITDA for the three months ended September 30, 2022 was primarily driven by increased operating revenues at our Las Vegas Operations and Wynn Interactive, respectively, offset by a decrease in gaming volumes at Wynn Palace and Wynn Macau, respectively, primarily due to certain travel-related restrictions and conditions, including COVID-19 testing and other procedures related to the COVID-19 pandemic. Adjusted Property EBITDA increased $12.3 million and $85.8 million at our Las Vegas Operations and Wynn Interactive, respectively and decreased $33.9 million, $41.9 million, and $3.4 million at Wynn Palace, Wynn Macau, and Encore Boston Harbor, respectively.

Financial results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$75,248	$181,323	$(106,075)	(58.5)
Wynn Macau	40,368	130,662	(90,294)	(69.1)
Total Macau Operations	115,616	311,985	(196,369)	(62.9)
Las Vegas Operations	544,389	476,003	68,386	14.4
Encore Boston Harbor	211,783	192,214	19,569	10.2
Wynn Interactive	17,934	14,442	3,492	24.2
	$889,722	$994,644	$(104,922)	(10.5)

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$359,876	$496,264	$(136,388)	(27.5)
Non-casino revenues:
Rooms	197,212	173,817	23,395	13.5
Food and beverage	224,730	217,501	7,229	3.3
Entertainment, retail and other	107,904	107,062	842	0.8
Total non-casino revenues	529,846	498,380	31,466	6.3
	$889,722	$994,644	$(104,922)	(10.5)

Casino revenues for the three months ended September 30, 2022 were 40.4% of operating revenues, compared to 49.9% for the same period of 2021. Non-casino revenues for the three months ended September 30, 2022 were 59.6% of operating revenues, compared to 50.1% for the same period of 2021.

Casino revenues

Casino revenues decreased primarily due to decreased VIP turnover and table games win and mass market table drop and table games win at our Macau Operations, partially offset by increased table drop, table games win and slot machine win at our Las Vegas Operations and Encore Boston Harbor.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$45,361	$134,064	$(88,703)	(66.2)
VIP:
Average number of table games	49	89	(40)	(44.9)
VIP turnover	$283,744	$1,234,733	$(950,989)	(77.0)
VIP table games win	$9,271	$54,943	$(45,672)	(83.1)
VIP win as a % of turnover	3.27%	4.45%	(1.18)
Table games win per unit per day	$2,381	$6,691	$(4,310)	(64.4)
Mass market:
Average number of table games	212	231	(19)	(8.2)
Table drop	$197,066	$508,779	$(311,713)	(61.3)
Table games win	$42,449	$110,820	$(68,371)	(61.7)
Table games win %	21.5%	21.8%	(0.3)
Table games win per unit per day	$2,501	$5,223	$(2,722)	(52.1)
Average number of slot machines	607	712	(105)	(14.7)
Slot machine handle	$121,522	$327,017	$(205,495)	(62.8)
Slot machine win	$5,418	$11,538	$(6,120)	(53.0)
Slot machine win per unit per day	$112	$176	$(64)	(36.4)
Wynn Macau:
Total casino revenues	$22,832	$98,264	$(75,432)	(76.8)
VIP:
Average number of table games	39	75	(36)	(48.0)
VIP turnover	$152,872	$1,335,694	$(1,182,822)	(88.6)
VIP table games win	$2,389	$32,602	$(30,213)	(92.7)
VIP win as a % of turnover	1.56%	2.44%	(0.88)
Table games win per unit per day	$771	$4,704	$(3,933)	(83.6)
Mass market:
Average number of table games	230	238	(8)	(3.4)
Table drop	$167,539	$441,899	$(274,360)	(62.1)
Table games win	$22,232	$87,132	$(64,900)	(74.5)
Table games win %	13.3%	19.7%	(6.4)
Table games win per unit per day	$1,211	$3,972	$(2,761)	(69.5)
Average number of slot machines	641	574	67	11.7
Slot machine handle	$193,680	$200,543	$(6,863)	(3.4)
Slot machine win	$6,961	$9,142	$(2,181)	(23.9)
Slot machine win per unit per day	$136	$173	$(37)	(21.4)

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$134,314	$112,575	$21,739	19.3
Average number of table games	237	224	13	5.8
Table drop	$570,419	$507,188	$63,231	12.5
Table games win	$118,263	$110,265	$7,998	7.3
Table games win %	20.7%	21.7%	(1.0)
Table games win per unit per day	$5,420	$5,354	$66	1.2
Average number of slot machines	1,693	1,746	(53)	(3.0)
Slot machine handle	$1,522,512	$1,156,858	$365,654	31.6
Slot machine win	$107,575	$80,303	$27,272	34.0
Slot machine win per unit per day	$691	$500	$191	38.2
Poker rake	$3,848	$2,910	$938	32.2
Encore Boston Harbor (1):
Total casino revenues	$157,369	$151,361	$6,008	4.0
Average number of table games	188	181	7	3.9
Table drop	$364,844	$350,145	$14,699	4.2
Table games win	$76,970	$74,818	$2,152	2.9
Table games win %	21.1%	21.4%	(0.3)
Table games win per unit per day	$4,448	$4,498	$(50)	(1.1)
Average number of slot machines	2,706	2,734	(28)	(1.0)
Slot machine handle	$1,288,250	$1,196,299	$91,951	7.7
Slot machine win	$104,122	$98,816	$5,306	5.4
Slot machine win per unit per day	$418	$393	$25	6.4
Poker rake	$2,554	$—	$2,554	NM
NM - Not meaningful.
(1) On January 25, 2021, Encore Boston Harbor restored 24-hour casino operations and reopened its hotel tower on a Thursday through Sunday weekly schedule. The property reopened its hotel tower to seven days per week as of September 1, 2021.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$6,974	$15,639	$(8,665)	(55.4)
Occupancy	28.1%	51.9%	(23.8)
ADR	$145	$187	$(42)	(22.5)
REVPAR	$41	$97	$(56)	(57.7)
Wynn Macau:
Total room revenues (dollars in thousands)	$4,395	$10,896	$(6,501)	(59.7)
Occupancy	31.4%	51.3%	(19.9)
ADR	$137	$211	$(74)	(35.1)
REVPAR	$43	$108	$(65)	(60.2)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$162,125	$132,705	$29,420	22.2
Occupancy	88.8%	83.0%	5.8
ADR	$426	$392	$34	8.7
REVPAR	$378	$326	$52	16.0
Encore Boston Harbor (1):
Total room revenues (dollars in thousands)	$23,718	$14,578	$9,140	62.7
Occupancy	97.0%	87.8%	9.2
ADR	$398	$351	$47	13.4
REVPAR	$386	$308	$78	25.3
(1) Encore Boston Harbor room statistics have been computed based on 69 days of operation in the three months ended September 30, 2021, representing the number of nights hotel rooms were offered for sale to the public.

Room revenues increased $23.4 million, primarily due to higher occupancy and ADR at our Las Vegas Operations and Encore Boston Harbor.

Food and beverage revenues increased $7.2 million, primarily due to increased restaurant covers at our Las Vegas Operations.

Entertainment, retail and other revenues increased $0.8 million, primarily due to an increase in visitation to our Las Vegas Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$239,901	$315,316	$(75,415)	(23.9)
Rooms	67,689	52,100	15,589	29.9
Food and beverage	185,388	163,655	21,733	13.3
Entertainment, retail and other	72,964	156,490	(83,526)	(53.4)
General and administrative	201,275	197,350	3,925	2.0
Provision for credit losses	(8,186)	(347)	(7,839)	2,259.1
Pre-opening	6,447	1,333	5,114	383.6
Depreciation and amortization	172,502	177,110	(4,608)	(2.6)
Property charges and other	4,733	15,301	(10,568)	(69.1)
Total operating expenses	$942,713	$1,078,308	$(135,595)	(12.6)

Total operating expenses decreased $135.6 million compared to the three months ended September 30, 2021, primarily due to decreased casino, entertainment, retail and other, provision for credit losses, and property charges and other expenses, partially offset by increased room, food and beverage, and pre-opening expenses.
Casino expenses decreased $51.5 million and $39.9 million at Wynn Palace and Wynn Macau, respectively. These decreases were primarily due to reductions in gaming tax expense driven by the declines in casino revenues at each of Wynn Palace and Wynn Macau, resulting from the effects of the COVID-19 pandemic, partially offset by increased casino expenses of $10.1 million and $5.8 million at our Las Vegas Operations and Encore Boston Harbor, respectively, primarily due to increased operating costs, including gaming tax expense, driven by the increase in casino revenues.
Room expenses increased $9.2 million and $7.4 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily a result of higher operating costs related to the increase in occupancy.
Food and beverage expenses increased $22.3 million and $3.7 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily a result of higher operating costs related to the increase in food and beverage revenues as well as higher nightlife entertainment costs associated with increased business volumes at our Las Vegas Operations' nightlife venues.
Entertainment, retail and other expenses decreased $86.4 million at Wynn Interactive, primarily due to decreased marketing costs, partially offset by an increase of $7.1 million at our Las Vegas operations, due to higher operating costs associated with increased levels of business.
Provision for credit losses decreased $5.2 million, $1.4 million, and $0.9 million at Wynn Palace, our Las Vegas Operations, and Wynn Macau, respectively. These decreases were primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.
For the three months ended September 30, 2022, pre-opening expenses totaled $6.4 million, which primarily related to reconfiguring the theater space at Wynn Las Vegas to host an all-new, exclusive theatrical production, Awakening, which premiered in November 2022. For the three months ended September 30, 2021, pre-opening expenses totaled $1.3 million, which primarily related to restaurant remodels at our Las Vegas Operations.

Depreciation and amortization decreased $7.7 million at Wynn Palace, primarily due to certain furniture, fixture and equipment assets reaching the end of their useful lives in the first quarter of 2022.
Property charges and other expenses for the quarter ended September 30, 2022 consisted primarily of asset abandonments of $2.0 million and $1.0 million at Wynn Palace and our Las Vegas Operations, respectively, and other contingency expenses of $1.9 million at Wynn Macau. Property charges and other expenses for the quarter ended September 30, 2021 consisted primarily of advocacy-related expenses of $12.5 million at Wynn Interactive.
Interest expense, net of capitalized interest
The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$165,277	$150,325	$14,952	9.9

Weighted average total debt balance	$12,222,392	$12,044,272
Weighted average interest rate	5.41%	4.99%

Interest costs increased primarily due to an increase in the weighted average interest rate.

Other non-operating income and expenses

We incurred a foreign currency remeasurement loss of $0.9 million and $11.8 million for the three months ended September 30, 2022 and 2021, respectively. The impact of the exchange rate fluctuation of the MOP, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a gain of $5.8 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, from change in derivatives fair value.

Income taxes

We recorded an income tax expense of $1.4 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively. Income tax expense in 2022 primarily related to changes in U.S. deferred taxes. Income tax expense in 2021 primarily related to the Macau dividend tax agreement that provides for an annual payment as complementary tax otherwise due by stockholders of WRM.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $64.9 million and $79.7 million for the three months ended September 30, 2022 and 2021, respectively. These amounts are primarily related to the noncontrolling interests' share of net loss attributable to WML.

Financial results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$297,224	$689,020	$(391,796)	(56.9)
Wynn Macau	234,051	494,341	(260,290)	(52.7)
Total Macau Operations	531,275	1,183,361	(652,086)	(55.1)
Las Vegas Operations	1,546,644	1,009,785	536,859	53.2
Encore Boston Harbor	612,733	487,545	125,188	25.7
Wynn Interactive	61,236	40,748	20,488	50.3
	$2,751,888	$2,721,439	$30,449	1.1

The following table presents casino and non-casino operating revenues (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,209,323	$1,615,228	$(405,905)	(25.1)
Non-casino revenues:
Rooms	568,886	387,772	181,114	46.7
Food and beverage	628,566	435,152	193,414	44.4
Entertainment, retail and other	345,113	283,287	61,826	21.8
Total non-casino revenues	1,542,565	1,106,211	436,354	39.4
	$2,751,888	$2,721,439	$30,449	1.1

Casino revenues for the nine months ended September 30, 2022 were 43.9% of operating revenues, compared to 59.4% for the same period of 2021. Non-casino revenues for the nine months ended September 30, 2022 were 56.1% of operating revenues, compared to 40.6% for the same period of 2021.

Casino revenues

Casino revenues decreased primarily due to decreased VIP turnover and table games win and mass market table drop and table games win at our Macau Operations, partially offset by increased table drop, table games win and slot machine win at our Las Vegas Operations and Encore Boston Harbor. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$186,968	$532,040	$(345,072)	(64.9)
VIP:
Average number of table games	54	96	(42)	(43.8)
VIP turnover	$1,593,761	$5,246,296	$(3,652,535)	(69.6)
VIP table games win	$22,353	$222,968	$(200,615)	(90.0)
VIP win as a % of turnover	1.40%	4.25%	(2.85)
Table games win per unit per day	$1,587	$8,548	$(6,961)	(81.4)
Mass market:
Average number of table games	226	227	(1)	(0.4)
Table drop	$939,474	$1,823,792	$(884,318)	(48.5)
Table games win	$195,205	$406,016	$(210,811)	(51.9)
Table games win %	20.8%	22.3%	(1.5)
Table games win per unit per day	$3,305	$6,555	$(3,250)	(49.6)
Average number of slot machines	638	708	(70)	(9.9)
Slot machine handle	$502,856	$1,107,058	$(604,202)	(54.6)
Slot machine win	$22,989	$44,553	$(21,564)	(48.4)
Slot machine win per unit per day	$138	$230	$(92)	(40.0)
Wynn Macau:
Total casino revenues	$165,221	$379,610	$(214,389)	(56.5)
VIP:
Average number of table games	38	83	(45)	(54.2)
VIP turnover	$1,341,567	$4,629,987	$(3,288,420)	(71.0)
VIP table games win	$50,864	$130,624	$(79,760)	(61.1)
VIP win as a % of turnover	3.79%	2.82%	0.97
Table games win per unit per day	$5,164	$5,745	$(581)	(10.1)
Mass market:
Average number of table games	242	239	3	1.3
Table drop	$852,832	$1,703,189	$(850,357)	(49.9)
Table games win	$135,074	$321,236	$(186,162)	(58.0)
Table games win %	15.8%	18.9%	(3.1)
Table games win per unit per day	$2,140	$4,914	$(2,774)	(56.5)
Average number of slot machines	630	583	47	8.1
Slot machine handle	$676,531	$802,337	$(125,806)	(15.7)
Slot machine win	$23,902	$28,573	$(4,671)	(16.3)
Slot machine win per unit per day	$145	$179	$(34)	(19.0)

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Las Vegas Operations (1):
Total casino revenues	$393,930	$305,253	$88,677	29.1
Average number of table games	234	205	29	14.1
Table drop	$1,683,317	$1,258,733	$424,584	33.7
Table games win	$386,306	$285,939	$100,367	35.1
Table games win %	22.9%	22.7%	0.2
Table games win per unit per day	$6,047	$5,117	$930	18.2
Average number of slot machines	1,711	1,670	41	2.5
Slot machine handle	$4,026,675	$3,063,267	$963,408	31.5
Slot machine win	$278,250	$209,682	$68,568	32.7
Slot machine win per unit per day	$596	$460	$136	29.6
Poker rake	$12,729	$8,704	$4,025	46.2
Encore Boston Harbor (2):
Total casino revenues	$463,204	$398,325	$64,879	16.3
Average number of table games	185	192	(7)	(3.6)
Table drop	$1,077,261	$890,777	$186,484	20.9
Table games win	$234,024	$189,070	$44,954	23.8
Table games win %	21.7%	21.2%	0.5
Table games win per unit per day	$4,624	$3,613	$1,011	28.0
Average number of slot machines	2,754	2,268	486	21.4
Slot machine handle	$3,703,990	$3,204,272	$499,718	15.6
Slot machine win	$298,842	$263,197	$35,645	13.5
Slot machine win per unit per day	$397	$425	$(28)	(6.6)
Poker rake	$4,580	$—	$4,580	NM
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

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$27,813	$53,534	$(25,721)	(48.0)
Occupancy	34.4%	61.1%	(26.7)
ADR	$160	$181	$(21)	(11.6)
REVPAR	$55	$111	$(56)	(50.5)
Wynn Macau:
Total room revenues (dollars in thousands)	$18,547	$39,025	$(20,478)	(52.5)
Occupancy	37.4%	60.0%	(22.6)
ADR	$163	$217	$(54)	(24.9)
REVPAR	$61	$130	$(69)	(53.1)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$460,707	$266,250	$194,457	73.0
Occupancy	85.5%	63.4%	22.1
ADR	$440	$360	$80	22.2
REVPAR	$376	$228	$148	64.9
Encore Boston Harbor (1):
Total room revenues (dollars in thousands)	$61,819	$28,963	$32,856	113.4
Occupancy	90.6%	84.1%	6.5
ADR	$374	$320	$54	16.9
REVPAR	$339	$269	$70	26.0
(1) Encore Boston Harbor room statistics have been computed based on 158 days of operation in the nine months ended September 30, 2021, representing the number of nights hotel rooms were offered for sale to the public. The property reopened its hotel tower to seven days per week as of September 1, 2021.

Room revenues increased $181.1 million, primarily due to higher occupancy and ADR at our Las Vegas Operations and Encore Boston Harbor.

Food and beverage revenues increased $193.4 million, primarily due to increased restaurant covers and nightlife revenues at our Las Vegas Operations.

Entertainment, retail and other revenues increased $61.8 million, primarily due to an increase in visitation to our Las Vegas Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$808,044	$1,048,897	$(240,853)	(23.0)
Rooms	191,474	136,187	55,287	40.6
Food and beverage	517,515	354,709	162,806	45.9
Entertainment, retail and other	236,853	310,871	(74,018)	(23.8)
General and administrative	598,433	574,669	23,764	4.1
Provision for credit losses	(11,331)	7,461	(18,792)	NM
Pre-opening	13,396	5,455	7,941	145.6
Depreciation and amortization	520,026	545,538	(25,512)	(4.7)
Property charges and other	77,362	26,569	50,793	191.2
Total operating expenses	$2,951,772	$3,010,356	$(58,584)	(1.9)
NM - Not meaningful.

Total operating expenses decreased $58.6 million compared to the nine months ended September 30, 2021, primarily due to decreased casino, entertainment, retail and other, provision for credit losses, and depreciation and amortization expenses, partially offset by increased room, food and beverage, general and administrative, pre-opening, and property charges and other expenses.

Casino expenses decreased $192.8 million and $124.2 million at Wynn Palace and Wynn Macau, respectively. These decreases were primarily due to reductions in gaming tax expense driven by the declines in casino revenues at each of Wynn Palace and Wynn Macau, resulting from the effects of the COVID-19 pandemic, partially offset by increased casino expenses of $40.6 million and $35.6 million at our Las Vegas Operations and Encore Boston Harbor, respectively primarily due to increased operating costs, including gaming tax expense, driven by the increase in casino revenues.

Room expenses increased $43.7 million and $16.1 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily a result of higher operating costs related to the increase in occupancy.

Food and beverage expenses increased $154.7 million and $16.9 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily a result of higher operating costs related to the increase in food and beverage revenues as well as higher nightlife entertainment costs associated with increased business volumes at our Las Vegas Operations' nightlife venues.

Entertainment, retail and other expenses decreased $105.6 million at Wynn Interactive, primarily due to decreased marketing costs, partially offset by an increase of $32.7 million at our Las Vegas operations, primarily due to higher operating costs associated with increased levels of business.

General and administrative expenses increased primarily due to increases of $33.6 million and $13.8 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were attributable to increased payroll, operating costs, and general and administrative expenses required to support higher business volumes, partially offset by decreased general and administrative expenses of $13.9 million and $13.2 million, at Wynn Palace and Wynn Macau, respectively, due to decreased payroll and operating costs attributable to lower business volumes.

The provision for credit losses decreased $7.6 million, $6.0 million, and $5.4 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. The decreases were primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.

For the nine months ended September 30, 2022, pre-opening expenses totaled $13.4 million, which primarily related to reconfiguring the theater space at Wynn Las Vegas to host an all-new, exclusive theatrical production, Awakening, which premiered in November 2022. For the nine months ended September 30, 2021, pre-opening expenses totaled $5.5 million, which primarily related to restaurant remodels at our Las Vegas Operations.

Depreciation and amortization decreased $38.7 million at Wynn Palace primarily due to certain furniture, fixture and equipment assets reaching the end of their useful lives in the first quarter of 2022.

Property charges and other expenses for the nine months ended September 30, 2022 consisted primarily of impairment of goodwill and other finite-lived intangible assets of $37.8 million and $10.3 million, respectively, $7.1 million of restructuring costs related to Wynn Interactive's BetBull operations, as well as other contract termination expenses of $10.7 million and asset abandonments of $2.1 million related to Wynn Interactive, and other contingency expenses of $6.8 million at Wynn Macau. Property charges and other expenses for the nine months ended September 30, 2021 consisted primarily of advocacy-related expenses of $12.5 million at Wynn Interactive and asset abandonments of $4.3 million and $4.1 million at our Las Vegas Operations and Wynn Palace, respectively.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$472,265	$453,601	$18,664	4.1

Weighted average total debt balance	$12,106,968	$12,257,424
Weighted average interest rate	5.20%	4.93%

Interest costs increased primarily due to an increase in the weighted average interest rate.

Other non-operating income and expenses

We incurred a foreign currency remeasurement loss of $26.1 million and $17.3 million for the nine months ended September 30, 2022 and 2021, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a gain of $14.8 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively, from change in derivatives fair value.

We recorded a $2.1 million loss on extinguishment of debt for the nine months ended September 30, 2021 related to the partial prepayment of the Wynn Macau Term Loan and the prepayment of the Wynn Macau Credit Facilities.

Income taxes

We recorded an income tax expense of $3.2 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. Income tax expense in 2022 primarily related to changes in U.S. deferred taxes. Income tax expense in 2021 primarily related to the Macau dividend tax agreement that provides for an annual payment as complementary tax otherwise due by stockholders of WRM.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $219.6 million and $177.0 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts are primarily related to the noncontrolling interests' share of net loss from WML.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	Percent Change	2022	2021	Increase/ (Decrease)	Percent Change
Wynn Palace	$(21,808)	$12,112	$(33,920)	NM	$(72,622)	$93,036	$(165,658)	NM
Wynn Macau	(43,806)	(1,939)	(41,867)	NM	(88,878)	28,703	(117,581)	NM
Las Vegas Operations	195,760	183,416	12,344	6.7	581,844	344,719	237,125	68.8
Encore Boston Harbor	61,136	64,565	(3,429)	(5.3)	180,132	141,844	38,288	27.0
Wynn Interactive	(17,748)	(103,593)	85,845	82.9	(70,202)	(187,961)	117,759	62.7
NM - Not meaningful.

Adjusted Property EBITDA at Wynn Palace and Wynn Macau decreased $33.9 million and $41.9 million for the three months ended September 30, 2022 and $165.7 million and $117.6 million for the nine months ended September 30, 2022, respectively, primarily due to a decrease in operating revenues, partially offset by a decrease in operating expenses. Our Macau Operations for the three and nine months ended September 30, 2022 continued to be negatively impacted by certain travel-related restrictions and conditions, including COVID-19 testing and other procedures related to the COVID-19 pandemic.
Adjusted Property EBITDA at our Las Vegas Operations increased $12.3 million and $237.1 million for the three and nine months ended September 30, 2022, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses.
Adjusted Property EBITDA at Encore Boston Harbor decreased $3.4 million for the three months ended September 30, 2022, primarily due to an increase in operating expenses, partially offset by an increase in operating revenues. Adjusted Property EBITDA at Encore Boston Harbor increased $38.3 million for the nine months ended September 30, 2022, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses.
Adjusted Property EBITDA at Wynn Interactive increased $85.8 million and $117.8 million for the three and nine months ended September 30, 2022, primarily due to increased operating revenues due to the continued expansion and ramp up of operations and decreased marketing and promotional expenses.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Nine Months Ended September 30,
Cash Flows - Summary	2022	2021
Cash flows from operating activities	$(153,038)	$(216,832)

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(273,251)	(213,088)
Purchase of intangible and other assets	(10,919)	(19,741)
Proceeds from sale of assets and other	485	3,689
Net cash used in investing activities	(283,685)	(229,140)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	211,435	1,141,026
Repayments of long-term debt	(37,500)	(2,477,690)
Proceeds from issuance of Wynn Resorts, Limited common stock	—	841,896
Repurchase of common stock	(178,624)	(11,004)
Proceeds from issuance of subsidiary common stock	2,895	4,662
Proceeds from sale of additional interest in joint venture	50,033	—
Distribution to noncontrolling interest	(21,505)	(11,843)
Dividends paid	(1,316)	(932)
Finance lease payments	(12,812)	(11,709)
Payments for financing costs	(3,165)	(29,975)
Net cash provided by (used in) financing activities	9,441	(555,569)

Effect of exchange rate on cash, cash equivalents and restricted cash	(1,119)	(1,689)
Decrease in cash, cash equivalents and restricted cash	$(428,401)	$(1,003,230)

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

During the nine months ended September 30, 2022, the decrease in net cash used in operating activities was primarily due to increased revenues from our Las Vegas Operations and Encore Boston Harbor, which was partially offset by decreases in revenues from Wynn Palace and Wynn Macau. During the nine months ended September 30, 2021, the decrease in net cash used in operating activities was primarily due to increased operating revenues, partially offset by an increase in operating expenses and changes in working capital accounts.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the nine months ended September 30, 2022, we incurred capital expenditures of $214.1 million at our Las Vegas Operations primarily related to the Wynn Las Vegas room remodel and theater reconfiguration, and $14.7 million at Encore Boston Harbor, $27.9 million at Wynn Palace, and $9.6 million at Wynn Macau primarily related to maintenance capital expenditures.

During the nine months ended September 30, 2021, we incurred capital expenditures of $118.7 million at our Las Vegas Operations primarily related to the Wynn Las Vegas room remodel, and $33.4 million at Encore Boston Harbor, $24.4 million at Wynn Palace, and $18.3 million at Wynn Macau primarily related to maintenance capital expenditures.

Financing Activities

During the nine months ended September 30, 2022, we repurchased 2,873,431 shares of our common stock for approximately $166.4 million. We also borrowed $211.4 million under the WM Cayman II Revolver and made quarterly amortization payments under the WRF Term Loan totaling $37.5 million. In addition, we received a $50.0 million contribution from a noncontrolling interest holder in exchange for a 49.9% interest in certain retail space contributed by the Company to the Retail Joint Venture and used cash of $21.5 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

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

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity, excluding capacity under intercompany loan agreements, as of September 30, 2022 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$997,110	$—
Wynn Resorts Finance, LLC (1)	486,483	835,600
Wynn Resorts, Limited and other	459,912	—
Total	$1,943,505	$835,600
(1) Excluding Wynn Macau, Limited and subsidiaries.

Wynn Macau, Limited and subsidiaries. WML generates cash from our Macau Operations and may utilize proceeds from the WM Cayman II Revolver and its intercompany revolving loan facility with Wynn Resorts, Limited to fund working capital requirements as needed. In July 2022, we drew $211.4 million on the WM Cayman II Revolver for general corporate purposes. We expect to use this cash to fund working capital and capital expenditure requirements at WML and our Macau Operations, and to service our WML Senior Notes and WM Cayman II Revolver. WML paid no dividends during 2021 or the nine months ended September 30, 2022.

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

If our portion of our cash and cash equivalents were repatriated to the U.S. on September 30, 2022, it would be subject to minimal U.S. taxes in the year of repatriation.

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

In June 2022, Wynn Las Vegas completed its hotel room remodel for total project costs of approximately $215 million.

In October 2022, Wynn Las Vegas completed its theater reconfiguration for total project costs of approximately $110 million, inclusive of approximately $25 million of remaining project costs. The specially redesigned theater was custom designed to host an all-new, exclusive theatrical production, Awakening, which premiered in November 2022.

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

In April 2016, our Board of Directors has authorized an equity repurchase program of up to $1.0 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We repurchased 2,873,431 shares of our common stock at an average price of

$57.91 per share, for an aggregate cost of $166.4 million under this equity repurchase program during the nine months ended September 30, 2022. As of September 30, 2022, we had $633.7 million in repurchase authority remaining under the program.

We have in the past repurchased, and in the future, we may periodically consider repurchasing our outstanding notes for cash.

The amount of any shares and/or notes to be repurchased, as well as the timing of any repurchases, will be based on business, market and other conditions and factors, including price, contractual requirements or consents, and capital availability.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies for the nine months ended September 30, 2022.

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

Interest Rate Sensitivity

As of September 30, 2022, approximately 76% of our long-term debt was based on fixed rates. Based on our outstanding borrowings as of September 30, 2022, an assumed 100 basis point change in the applicable variable rates would have caused our annual interest expense to change by $29.6 million.

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

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of the debt issued by WML is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of September 30, 2022, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $43.0 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to those risk factors during the nine months ended September 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company under its publicly announced equity repurchase program during the three months ended September 30, 2022:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Shares Repurchased as Part of a Publicly Announced Program	Approximate Dollar Value Remaining Under the Program (in thousands) (1)
July 31, 2022	—	$—	—	$662,713
August 31, 2022	—	$—	—	$662,713
September 30, 2022	491,503	$58.95	491,503	$633,739
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

As of September 30, 2022, we had $633.7 million in repurchase authority under the equity repurchase program.

The following table summarizes the shares we repurchased in satisfaction of employee tax withholding obligations on vested restricted stock during the three months ended September 30, 2022, which were not part of the Company's publicly announced equity repurchase program:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
July 31, 2022	1,411	$57.22	$81
August 31, 2022	3,691	$64.18	$237
September 30, 2022	457	$59.18	$27

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
(a)Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)
3.2	Ninth Amended and Restated Bylaws of the Registrant. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 28, 2020.)
*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three and nine months ended September 30, 2022 and 2021; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: November 9, 2022	By:	/s/ Julie Cameron-Doe
Julie Cameron-Doe
Chief Financial Officer
(Principal Financial and Accounting Officer)