Form 10-K
period 2022-12-31
WYNN RESORTS LTD
filed 2023-02-27
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates based on the closing price per share as reported on the Nasdaq Global Select Market on June 30, 2022 was approximately $5.91 billion.
As of February 14, 2023, 113,687,786 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

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

Through our approximately 72% ownership of Wynn Macau, Limited ("WML"), we operate two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas and Encore at Wynn Las Vegas, which we also refer to as our Las Vegas Operations. In Everett, Massachusetts, we operate Encore Boston Harbor, an integrated resort. In addition, we hold an approximately 97% interest in Wynn Interactive Ltd. ("Wynn Interactive"), which operates WynnBet, our digital sports betting and casino gaming business.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other reports and any amendments of such reports filed with or furnished to the Securities and Exchange Commission ("SEC") are available, without charge, at the SEC's website at http://www.sec.gov. In addition, through our corporate website at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which makes available all such reports and amendments and where they can be viewed without charge. The information found on or linked through our website is not incorporated by reference into this Annual Report on Form 10-K, nor does it form a part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Recent Developments

COVID-19 Update

Macau Operations

Since the outbreak of COVID-19, visitation to Macau has fallen significantly, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the People's Republic of China (the "PRC"), Hong Kong and Taiwan involving COVID-19 testing and mandatory quarantine, among other things, periods of mandatory closure of certain businesses and facilities, including gaming operations, and the suspension or reduced accessibility of transportation to and from Macau. Over the course of December 2022 and January 2023, Macau authorities relaxed or eliminated most COVID-19 related protective measures, and as of February 27, 2023, there are no remaining entry restrictions or mandatory quarantine requirements in place for travelers to Macau, and testing requirements for inbound travelers from the PRC, Hong Kong, and Taiwan have been discontinued. Nevertheless, given the inherent uncertainty around the likelihood, extent, and timing of a potential reimposition of restrictions on the general public, travel, or certain activities, management is unable to reasonably predict whether such restrictions would impact our properties in the future, or the extent such restrictions, if reimposed, would impact our results of operations, cash flows, or financial condition.

Liquidity

As of December 31, 2022, the Company had total cash and cash equivalents, excluding restricted cash, of $3.65 billion, and had access to $837.0 million of available borrowing capacity from the WRF Revolver (as defined in Item 8 –"Financial Statements and Supplementary Data," Note 7, "Long-Term Debt"). As of December 31, 2022, the WM Cayman II Revolver (as defined in Item 8 – "Financial Statements and Supplementary Data," Note 7, "Long-Term Debt") was fully drawn. As a result of the negative impact the COVID-19 pandemic has had, and may continue to have, on our operating income, the Company has suspended its dividend program. Given the Company's liquidity position as of December 31, 2022, the Company believes it will be able to support continuing operations and respond to a potential reimposition of COVID-19 related restrictions on the general public, travel, or certain activities and their related economic disruptions.

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
•Minimizing the consumption and maximizing the benefit on our environment by sourcing renewable energy and utilizing it responsibly.
•Elevating our corporate governance practices to ensure they appropriately support the long-term interests of our stakeholders.

In North America, we have taken a leading role in the hospitality industry's transition to clean and sustainable sources of energy. Our investments in low-carbon energy, including on-site solar arrays and notably, a 160-acre solar facility in northern Nevada, have earned us a place in the U.S. Environmental Protection Agency's Green Power Partnership. We voluntarily use green power to reduce carbon emissions and drive toward our corporate sustainability goals. We encourage our employees to avail themselves of numerous leadership and development opportunities and use our resources to assist in the education and development of the next generation of employees and leaders. We are also fully committed to supporting our communities in the Las Vegas and Boston areas, through our corporate giving program and through the Wynn Employee Foundation, which fosters charitable giving and volunteerism among Wynn employees and community partners.

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

Executing on Our Strategy

Reflecting our strategic focus, our values, and our commitment to delivering world-class, five-star service within luxury integrated resorts, the Company has received the following recognition:

•Wynn Las Vegas and Encore at Wynn Las Vegas have each earned Five-Star status on the 2023 Forbes Travel Guide ("FTG") Star Rating list and are the largest and second largest FTG Five-Star resorts in the world, respectively. Wynn Palace, originally earning FTG Five-Star status in 2018, is the third largest.
•Collectively, Wynn Resorts earned more FTG Five-Star awards than any other independent hotel company in the world in 2023.
•Wynn Palace garnered seven individual FTG Five-Star awards in 2023.
•Wynn Macau continues to be the only resort in the world with eight individual FTG Five-Star awards in 2023.
•Wynn Macau and Wynn Palace are the most decorated integrated resort brands in Asia with fifteen FTG Five-Star awards combined.
•Wynn Las Vegas and Encore at Wynn Las Vegas collectively received seven FTG Five-Star awards in 2023, the most of any resorts in North America.
•Wynn Resorts was once again honored to be included on FORTUNE Magazine's 2022 World's Most Admired Companies list in the hotel, casino, and resort category and ranked first overall in the category of Quality of Products/ Services among all international hotel companies.
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

Wynn Palace

We opened Wynn Palace in August 2016, on Macau's Cotai Strip, conveniently located minutes from both Macau International Airport and the Macau Taipa Ferry Terminal and directly adjacent to a stop serviced by Macau's light rail system. The property features approximately 468,000 square feet of casino space with 287 table games and 560 slot machines, as well as private gaming salons and sky casinos. Wynn Palace also features a luxury hotel tower with a total of 1,706 guest rooms, suites, and villas, offering a health club, spa, salon, and pool. In addition, Wynn Palace offers 14 food and beverage outlets, approximately 107,000 square feet of high-end, brand-name retail space, and approximately 37,000 square feet of meeting and convention space. The property's signature public attractions and entertainment offerings include a performance lake, a gondola ride offering convenient street-level access, and an exceptional display of Western and Asian art.

We are in the design stages of developing the next phase of Wynn Palace. We currently expect that the next phase at Wynn Palace will incorporate an array of amenities such as theater and event space, interactive entertainment installations, food and beverage features, and other non-gaming offerings.

Wynn Macau

We opened Wynn Macau in September 2006, and Encore, an expansion of Wynn Macau, in April 2010. Located in the heart of downtown Macau, the property features approximately 294,000 square feet of casino space with 276 table games and 567 slot machines, as well as private gaming salons, sky casinos, and a poker room. Wynn Macau also features two luxury hotel towers with a total of 1,010 guest rooms and suites, offering two health clubs, two spas, a salon and a pool. In addition, Wynn Macau offers 14 food and beverage outlets, approximately 64,300 square feet of high-end, brand-name retail space, and approximately 31,000 square feet of meeting and convention space. Wynn Macau's signature attractions include a performance lake and a rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "tree of prosperity" and "dragon of fortune" features.

Las Vegas Operations

We opened Wynn Las Vegas in April 2005 and Encore, an expansion of Wynn Las Vegas, in December 2008. Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. The property features approximately 194,000 square feet of casino space with 233 table games and 1,674 slot machines, as well as private gaming salons, a sky casino, a poker room, and a race and sports book. Wynn Las Vegas also features two luxury hotel towers with a total of 4,748 guest rooms, suites, and villas, which offers swimming pools, private cabanas, two full service spas and salons, and a wedding chapel. In addition, Wynn Las Vegas offers 34 food and beverage outlets, approximately 174,000 square feet of high-end, brand-name retail space, approximately 513,000 square feet of meeting and convention space, and a golf course. Our nightlife and entertainment offerings at Wynn Las Vegas include two nightclubs and a beach club, and two theaters presenting entertainment productions and various headliner entertainment acts. In November 2022 we completed the reconfiguration of one of our theater spaces, which now hosts an exclusive theatrical production, Awakening.

Encore Boston Harbor

On June 23, 2019, we opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The property features approximately 213,000 square feet of casino space with 197 table games, 24 poker tables and approximately 2,546 slot machines, private and high-limit gaming areas, and a sports book. Encore Boston Harbor also features a luxury hotel tower with a total of 671 guest rooms and suites, which offers a spa and salon. In addition, Encore Boston Harbor offers 16 food and beverage outlets and a nightclub, approximately 9,000 square feet of retail space, and approximately 71,000 square feet of meeting and convention space. Public attractions include a waterfront park, floral displays, and water shuttle service to downtown Boston.

Future Development Projects

In January 2022, we, along with Al Marjan Island and RAK Hospitality, announced plans for the development and management of a destination integrated resort property (the "Marjan Project") on Island 3, Al Marjan Island in the Emirate of Ras al Khaimah, United Arab Emirates. The Marjan Project, which is currently in the design phase, is anticipated to be completed and open to the public in early 2027, featuring an over 1,000-room hotel, a high-end shopping mall, a state-of-the-art meeting and convention facility, an exclusive spa, more than 10 restaurants and lounges, a wide array of entertainment choices, a gaming area (subject to regulatory approval), and other amenities. The planned integrated resort will leverage Wynn Resorts' expertise in developing and operating luxury hospitality destinations, and is expected to create substantial value to the local economy by accelerating tourism, creating jobs, and contributing to the growth of related sectors. Wynn Resorts holds a minority equity interest in the entity which owns the Marjan Project.

Wynn Interactive

Wynn Resorts holds an approximately 97% interest in, and consolidates, Wynn Interactive. Wynn Interactive's subsidiary operates the digital sports betting and casino gaming business known as WynnBET in Arizona, Colorado, Indiana, Louisiana, Michigan, New Jersey, New York, Tennessee, and Virginia. The results of Wynn Interactive's operations are presented within the Wynn Interactive reportable segment.

Market and Competition

The casino resort industry is highly competitive. We compete with other high-quality resorts on the basis of the range of amenities, level of service, price, location, entertainment, themes and size, among other factors. We seek to differentiate our integrated resorts by delivering superior design and customer service.

Macau

Macau, located in the Greater Bay Area, is governed as a special administrative region of China and is located approximately 37 miles southwest of Hong Kong. Following the cessation of certain COVID-19 pandemic-related travel restrictions in January 2023, the journey between Macau and Hong Kong takes approximately 15 minutes by helicopter, 30 minutes by road via the Hong Kong-Zhuhai-Macau Bridge, and one hour by jetfoil ferry. Macau, which has been a casino destination for more than 50 years, consists principally of a peninsula on mainland China and two neighboring islands, Taipa and Coloane, between which the Cotai area is located. In addition to Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), SJM Resorts, S.A. ("SJM"), Galaxy Casino, S.A. ("Galaxy"), Venetian Macau, S.A. ("Venetian Macau"), Melco Resorts (Macau) Limited ("Melco"), and MGM Grand Paradise Limited ("MGM Macau") are permitted to operate casinos in Macau, with a total of 30 casinos currently in operation.

Macau's gaming market is primarily dependent on tourists, typically traveling from nearby destinations in Asia. Visitation to Macau grew significantly in the years leading up to the outbreak of COVID-19 in December 2019, but has since fallen meaningfully, primarily due to certain border control and other travel related restrictions which were in place throughout the years ended December 31, 2022 and 2021 as a result of the pandemic. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, tourist arrivals in Macau decreased 85.5% in 2022 compared to 2019, and 26.0% in 2022 compared to 2021.

We believe that the Macau region hosts one of the world's largest concentrations of potential gaming and tourism customers. According to Macau Statistical Information, annual gaming revenues were $36.5 billion in 2019, before falling to $7.6 billion in 2020, $10.8 billion in 2021 and $5.3 billion in 2022, due to various quarantine measures and travel and entry restrictions and conditions since the outbreak of COVID-19. We continue to believe that, despite the recent challenges posed by the COVID-19 pandemic, Macau's stated goal of becoming a world-class tourism destination will continue to drive additional visitation to the market and create future opportunities for us to invest and grow.

Our Macau Operations face competition primarily from the 28 other casinos located throughout Macau in addition to casinos located throughout the world, including Singapore, South Korea, the Philippines, Vietnam, Cambodia, Malaysia, Australia, Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Additionally, certain other Asian countries and regions have legalized or in the future may legalize gaming, such as Japan, Taiwan, and Thailand, which could increase competition for our Macau Operations.

Las Vegas

Las Vegas is the largest gaming market in the United States. The Las Vegas gaming market is highly competitive and is largely dependent on tourist arrivals and meeting- and convention-related visitation.

Las Vegas Strip gaming revenues increased significantly during the year ended December 31, 2022 due to increases in gaming volumes and visitation to the Las Vegas Strip. According to statistics published by the Nevada Gaming Control Board, Las Vegas Strip total gaming win was $8.3 billion in 2022, a 16.9% increase from $7.1 billion in 2021. According to the Las Vegas Convention and Visitors Authority, overall Las Vegas visitor volume was 38.8 million in 2022, a 20.5% increase from 32.2 million in 2021. Occupancy on the Las Vegas Strip increased 20.0% to 81.6%, from 68.0% in 2021. Convention attendees increased by 126.2% in 2022 and 27.7% in 2021, after a 74.0% decrease in 2020 during the height of the COVID-19 pandemic, following year-over-year increases of 7.1%, 3.0%, and 2.3% from 2017 to 2019, respectively.

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

Massachusetts

Massachusetts and its neighboring states of Connecticut and Rhode Island are host to a large, established casino market that generated over $2.9 billion of gross gaming revenue in 2022, and over $2.8 billion of gross gaming revenue in 2021. The greater Boston metropolitan area is the largest population center in New England, with a population of approximately 5 million residents.

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

Digital Sports Betting and Casino Gaming

Wynn Interactive operates within the digital casino and sports betting industry. The global gaming industry includes a wide array of products from lotteries to bingo, slot machines, casino games, and sports betting, across land-based and online platforms. There are numerous operators and stakeholders across both the public and private sectors. Industry participants include traditional brick-and-mortar casinos, state-run lottery operators, Native American tribes, legacy digital casino operators as well as racetracks, racinos, video lottery terminals and gaming technology companies.

We compete on a number of factors across our digital casino and sports betting platforms. These include, but are not limited to, our front-end online product, our back-end infrastructure, our ability to retain and monetize existing customers, re-engage prior customers and acquire new customers and our regulatory access and compliance experience.

Regulation and Licensing

Macau

On December 16, 2022, Wynn Macau SA, an indirect subsidiary of the Company, entered into a definitive gaming concession contract (the "Gaming Concession Contract") with the Macau government, pursuant to which Wynn Macau SA was granted a 10-year gaming concession commencing on January 1, 2023 and expiring on December 31, 2032, to operate games of chance at Wynn Palace and Wynn Macau.

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

Each concessionaire is required to engage a managing director who must be a permanent resident of Macau and the holder of at least 15% of the capital stock of the concessionaire. The appointment of the managing director and of any successor is ineffective without the approval of the Macau government. All contracts placing the management of a concessionaire's casino operations with a third party also are ineffective without the approval of the Macau government.

Concessionaires are subject to a special gaming tax of 35% of gross gaming revenue, and must also make an annual contribution of up to 5% of gross gaming revenue for the promotion of public interests, social security, infrastructure and tourism. Concessionaires are obligated to withhold applicable taxes, according to the rate in effect as set by the government, from any commissions paid to gaming promoters. The withholding rate may be adjusted from time to time.

The Gaming Concession Contract between Wynn Macau SA and the Macau government requires Wynn Macau SA to operate two casinos: "Casino Wynn Macau" and "Casino Wynn Palace."

Under the Gaming Concession Contract, Wynn Macau SA provided a first demand bank guarantee of MOP1.00 billion (approximately $124.5 million) in favor of the Macau government to support Wynn Macau SA’s legal and contractual obligations, from January 1, 2023 until one hundred and eighty days after the term of the Gaming Concession Contract expires or the rescission of the concession.

Pursuant to the Gaming Concession Contract and applicable Macau laws, Macau government may rescind the gaming concession if Wynn Macau SA fails to fulfill its obligations under the Macau law or the Gaming Concession Contract, including in the circumstances of (i) endangerment to the national security of mainland China or Macau, (ii) failure on the part of Wynn Macau SA to perform its obligations under the Gaming Concession Contract, (iii) public interest, and (iv) Wynn Macau SA ceasing to be eligible for the gaming concession under the Macau gaming law. If the Macau government rescinds the Gaming Concession Contract due to Wynn Macau SA’s non-fulfilment , or perceived non-fulfillment, of its obligations, Wynn Macau SA will be required to transfer to the Macau government, free from any encumbrance or lien and without compensation, all of its casinos, gaming assets and equipment and ownership rights to its casino areas in Macau. Beginning in the eighth year of Wynn Macau SA’s concession, the Macau government may exercise its right to redeem the concession by providing Wynn Macau SA with at least one-year prior written notice. In such event, Wynn Macau SA would be entitled to fair and equitable compensation pursuant to the Macau gaming law. The amount of such compensation relating to the projects agreed with the Macau government would be determined based on the earnings of these projects, before interest, depreciation and amortization for the fiscal year immediately preceding the date the redemption is declared, multiplied by the number of years remaining on the term of the Gaming Concession Contract. The government of Macau may assume temporary custody and control over the operation of a concession in certain circumstances. During any such period, the costs of operations must be borne by the concessionaire.

Wynn Macau SA is required to obtain prior approval from the relevant Macau authorities or officials for various corporate changes and actions, including expansion of its business scope, issuance of shares, transfer of or creation of any encumbrances over its shares, issuance of debt securities, change of its managing director or the authority delegated thereto, change of its articles of association, certain transfers of property rights and creditor’s rights, entering into a consumer loan contract or similar contract with a value equal to or exceeding MOP100.0 million (approximately US$12.5 million), and granting of a loan to any of its directors, shareholders or key employees. Wynn Macau SA is required to notify the Macau government of certain other changes, including any loan, mortgage, claim for obligation, guarantee or the assumption of any debt for financing its business with a value that equals to or exceeds MOP16.0 million (approximately US$2.0 million). In particular, Wynn Macau SA is required to notify the Chief Executive of Macau at least five working days in advance prior to making financial decisions (i) related to the transfer of funds within Wynn Macau SA which exceeds 50% of its share capital, (ii) related to employee salaries, remuneration or benefits which exceed 10% of its share capital, and (iii) not related to above items (i) and (ii), whose value exceeding 10% of its share capital.

Pursuant to the Gaming Concession Contract, Wynn Macau SA is required to submit to the Macau government an annual execution proposal of the specific projects mentioned in the Investment Plan annexed to the Gaming Concession Contract which it intends to execute in the following year by September 30, of each calendar year, detailing each project it intends to invest, the investment amount and the execution schedule for the relevant year for the purpose of government approval. The annual execution proposal for the year 2023 should be submitted in March 2023. Within 60 days after submission of each annual execution proposal, the Macau government will decide on its approval, and may request adjustments to specific projects, the investment amount and the execution schedule. If any of our annual execution proposals or parts thereof are not approved by the Macau government, Wynn Macau SA is obliged to propose allocating the relevant funds to other projects related with its activity, which are also subject to acceptance by the Macau government. Wynn Macau SA is required to submit a report on the execution of the previous year’s execution proposal by March 31st of each calendar year. In addition, Wynn Macau SA is subject to the supervision of the Macau government as regards the execution of development projects included in the Investment Plan, and Wynn Macau SA must submit regular progress reports every two months, and may be requested to submit exceptional detailed reports whenever the normal progress of any development project included in the Investment Plan is compromised.

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

We may not make a public offering (debt or equity) without the prior approval of the NGC if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 17, 2022, the NGC granted Wynn Resorts prior approval, subject to certain conditions, to make public offerings for a period of three years (the "Shelf Approval"). The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chair of the NGCB.

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

Encore Boston Harbor was granted a sports wagering license by the MGC on December 8, 2022 under 2022 legislation legalizing sports wagering in Massachusetts. Under the 2022 legislation, Encore Boston Harbor is authorized to operate a sportsbook and is entitled to two individually branded mobile platforms. The initial term of the sports wagering licenses, which carries a $5,000,000.00 initial license fee, is 5 years. Sports wagering licenses are also subject to additional regulatory fees. The Commonwealth of Massachusetts receives 15% of gross retail sports wagering revenues.

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

Under the Massachusetts Gaming Act, the MGC is charged with “establishing the financial stability and integrity of gaming licensees, as well as the integrity of their sources of financing” this includes the licensure or qualification of certain persons with a financial interest in a gaming licensee or in a gaming establishment. The Gaming Act requires licensure of anyone with a financial interest in a gaming establishment, or with a financial interest in the business of the gaming licensee or who is a close associate of a gaming licensee. While the Gaming Act and MGC’s regulations contain exemptions for certain financial institutions and transactions, and generally focus on actual or beneficial ownership interests, the MGC retains significant discretion to require licensure of anyone with a financial interest in a gaming licensee or gaming establishment including any company holding over 15% of the licensee, or a holding, intermediary or subsidiary company of a licensee or of an individual that can exercise control or provide direction to a gaming licensee. Like its discretionary authority to require licensure, the MGC also has discretionary authority to grant a waiver from licensure to any person that cannot exercise control or provide direction to a gaming licensee or a holding, intermediary or subsidiary company thereof.

Certain transfer of interests in a Massachusetts gaming licensee or gaming establishment may require notice to the MGC and approval of any new person required to be licensed as a result of the transfer. A transfer of interest that also results in a change in control may require further review and approval by the MGC. No notice or approval is required for the open market transfer of less than five per cent interest in the holding company, parent or intermediary company of the licensee. The granting of a security interest in a gaming license or gaming establishment to certain banking or commercial financial institutions in return for financing does not require prior notice or approval by the MGC.

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

Human Capital

As of December 31, 2022, we had approximately 27,000 employees (including approximately 11,500 in Macau and 15,500 in the United States).

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

Our collective bargaining agreement with the Culinary Workers Union, Local 226, and Bartenders Union, Local 165, which covers approximately 5,850 culinary, housekeeping, public area, and front services employees at Wynn Las Vegas, expires on July 31, 2023. The term of the collective bargaining agreement was extended through Memoranda of Agreement ("MOA") that the Company and the Culinary and Bartenders’ Unions entered into in April 2020 and January 2021, respectively. The MOA further provided for a partial deferral of the 2020 and 2021 contractual wage increases, through July 31, 2023, and allowed the Company additional flexibility in scheduling during the pandemic. In exchange, the Company agreed to a supplemental benefit contribution to provide continued health insurance coverage to employees with reduced hours. Wynn Las Vegas will be commencing negotiations over the terms of a renewal agreement in the spring of 2023. Wynn Las Vegas entered into a collective bargaining agreement with the United Auto Workers Union ("UAW") effective August 28, 2021 through August 28, 2024, covering approximately 350 table games dealer employees. Wynn Las Vegas entered into a collective bargaining agreement with the International Brotherhood of Teamsters effective July 21, 2021 through July 21, 2024, covering approximately 150 horticulture and valet employees. In January 2022, slot attendant employees at Wynn Las Vegas voted to be represented by the UAW. Wynn Las Vegas has a tentative agreement with the UAW for a collective bargaining agreement to be effective from January 27, 2023 through January 27, 2027, covering approximately 75 slot attendant employees.

Our collective bargaining agreement with UNITE HERE Local 26 affiliated with UNITE HERE and International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers, Local 25, which covers approximately 1,400 non-gaming employees at Encore Boston Harbor, and expires in April 2023. Effective as of July 2021, Encore Boston Harbor entered into a collective bargaining agreement with Local 103, International Brotherhood of Electrical Workers, AFL-CIO. The collective bargaining agreement covers approximately 100 maintenance employees at Encore Boston Harbor, and expires in June 2024. Effective as of August 2022, Encore Boston Harbor entered into a collective agreement with United Government Security Officers of America, Local 295. The collective bargaining agreement covers approximately 160 security officers at Encore Boston Harbor and expires in June 2025.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—"Risk Factors" and other factors we describe from time to time in our periodic filings with the SEC, such as:

•the impact on the travel and leisure industry from factors such as an outbreak of an infectious disease, including the COVID-19 pandemic, public incidents of violence, mass shootings, riots, demonstrations, extreme weather patterns or natural disasters, military conflicts, civil unrest, and any future security alerts and/or terrorist attacks;
•extensive regulation of our business and the cost of compliance or failure to comply with applicable laws and regulations;
•pending or future investigations, litigation and other disputes;
•our dependence on key managers and employees;
•the deterioration of the macroeconomic environment, including an economic downturn or recession or worsening geopolitical tensions that could reduce discretionary consumer spending;
•our ability to maintain our gaming licenses and concessions and comply with applicable gaming law;
•international relations, national security policies, anticorruption campaigns and other geopolitical events, which may impact the number of visitors to our properties and the amount of money they are willing to spend;
•public perception of our resorts and the level of service we provide;
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
•win rates for our gaming operations;
•construction and regulatory risks associated with our current and future construction projects;
•any violations by us of the anti-money laundering laws or Foreign Corrupt Practices Act;
•our compliance with environmental requirements and potential cleanup responsibility and liability as an owner or operator of property;
•adverse incidents or adverse publicity concerning our resorts or our corporate responsibilities;
•changes in and compliance with the gaming laws or regulations in the various jurisdictions in which we operate;
•changes in tax laws or regulations related to taxation, including changes in the rates of taxation;
•our collection and use of personal data and our level of compliance with applicable governmental regulations, credit card industry standards and other applicable data security standards;
•cybersecurity risk, including cyber and physical security breaches, system failure, computer viruses, and negligent or intentional misuse by customers, company employees, or employees of third-party vendors;
•our ability to protect our intellectual property rights;
•labor actions and other labor problems;
•our current and future insurance coverage levels;
•risks specifically associated with our Macau Operations;
•the level of our indebtedness and our ability to meet our debt service obligations (including sensitivity to fluctuations in interest rates); and
•continued compliance with the covenants in our debt agreements.

Further information on potential factors that could affect our business, financial condition, results of operations and cash flows are included elsewhere in this report and our other filings with the SEC. You should not place undue reliance on any forward-looking statements, which are based only on information available to us at the time this statement is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Risks Related to our Business

The COVID-19 pandemic has had and may continue to have an adverse effect on our business, operations, financial condition and operating results.
Since the outbreak of COVID-19, visitation to Macau has fallen significantly, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere. Although these containment measures and restrictions had generally been lifted in the U.S. by early 2022, they remained in place in Macau, the PRC, Hong Kong and Taiwan for most of 2022. Over the course of December 2022 and January 2023, Macau authorities relaxed or eliminated most COVID-19 related protective measures, and as of February 27, 2023, there are no remaining entry restrictions or mandatory quarantine requirements in place for travelers to Macau, and testing requirements for inbound travelers from the PRC, Hong Kong, and Taiwan have been discontinued. Nevertheless, regional demand for casino resorts may remain weak for a significant length of time and inbound tourism to Macau may be slow to recover. As a result, we cannot predict when, or even if, operations at our properties in Macau will return to pre-pandemic levels.
Given ongoing uncertainty around the likelihood, extent, and timing of a potential reimposition of restrictions on the general public, travel or certain activities and their effect on our Macau Operations in the future, we are unable to reasonably estimate the impact on our financial condition, results of operations and cash flows. To the extent the reimposition of these conditions and/or a slow pace of recovery at our Macau Operations adversely affects our business, operations, financial condition and operating results, such factors also have the effect of heightening many of the other risks related to our business, including those relating to our ability to raise capital, our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants or other restrictions contained in the agreements that govern our indebtedness.
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

Failure to adhere to the regulatory and gaming requirements in Macau could result in the revocation of our Macau Operations' concession or otherwise negatively affect our operations in Macau. Moreover, we are subject to the risk that U.S. regulators may not permit us to conduct operations in Macau in a manner consistent with the way in which we intend, or the applicable U.S. gaming authorities require us, to conduct our operations in the United States.
Each of these regulatory authorities has extensive power to license and oversee the operations of our casino resorts and digital offerings and has taken and could in the future take action against the Company and its related licensees, including actions that have and could further affect the ability or terms upon which our subsidiaries hold their gaming licenses and concessions, and the suitability of the Company to continue as a stockholder of those affiliates.
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
Certain states’ sports betting laws limit online sports betting to a finite number of retail operators, such as casinos, tribes or tracks. As a result, if we do not have a physical or retail operation in those states, which is most of the states in which we currently offer sports betting and our online casino, we will be, dependent on a strategic relationships with retail operators to obtain and/or maintain the requisite legal authorization from the respective state. We will be dependent on strategic relationships in order to be able to offer our products in such states. If we cannot establish, renew or manage these relationships, including on terms acceptable to us, we would not be allowed to operate in those jurisdictions. Failure to obtain and maintain such regulatory approvals could have a material adverse effect on Wynn Interactive’s business, financial condition, results of operations and prospects.
Investigations, litigation and other disputes could distract management, damage our reputation, and result in negative publicity and additional scrutiny from regulators.
As discussed in Item 3—"Legal Proceedings" and Item 8—"Financial Statements and Supplementary Data," Note 17, "Commitments and Contingencies," the Company is subject to various investigations, litigation and other disputes related to our operations. These and any additional such matters that may arise in the future, even if routine, are expensive and divert management's attention from the operations of our businesses. In addition, improper conduct by our employees, agents or gaming promoters could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances, it may not be economical to defend against such matters and/or our legal strategy may not ultimately result in us prevailing in a matter. Investigations, litigation and other disputes have in the past, and may in the future, lead to additional scrutiny from regulators, which could lead to investigations relating to, and possibly a negative impact on, the Company's gaming licenses and the Company's ability to bid successfully for new gaming market opportunities. In addition, publicity from these matters have, or in the future, could negatively impact our business, reputation and competitive position and reduce investor demand for shares of Wynn Resorts and WML and negatively impact the trading prices of those respective shares.
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
Our business is particularly sensitive to reductions in discretionary consumer spending, and deterioration or a protracted extension of the current negative macroeconomic environment, including an economic downturn or recession, or geopolitical tensions could adversely impact our business, results of operations, financial condition and cash flows.
Our financial results have been, and are expected to continue to be, affected by the global and regional economies in which we have operations. Consumer demand for hotels, casino resorts, trade shows, conventions and the type of luxury amenities that we offer is particularly sensitive to downturns in the economies in which we operate, which could harm consumer confidence in the economy and adversely affect discretionary spending. Because a significant number of our customers come from the PRC, Hong Kong and Taiwan, the economic condition of Macau and its surrounding region, in particular, affects the gaming industry in Macau and our Macau Operations. As a result, changes in discretionary spending or consumer preferences brought about by factors such as perceived or actual negative general economic conditions, perceived or actual changes in disposable consumer income and wealth, inflationary pressures, economic recession, changes in consumer confidence, including fears of war and acts of terrorism could reduce customer demand for the luxury amenities and leisure activities we offer and may negatively impact our results of operations.
Current macroeconomic conditions, including historic levels of inflation and relatively low levels of unemployment, have led to rising interest rates, disruption and volatility within the capital markets, and fiscal and monetary policy uncertainty. As a result, our gaming revenues, financial condition, results of operations and cash flows could be adversely affected by a deterioration of the current macroeconomic environment, an economic slowdown or recession in the U.S. or global economy, or perception that any of these events may occur.
Demand for our products and services may be negatively impacted by geopolitical tensions, economic disruptions, visa and travel restrictions or difficulties, restrictions on international money transfers and other policies or campaigns implemented by regional governments.
Geopolitical tensions, notably with respect to international trade, including increases in tariffs and company and industry specific restrictions, in addition to changes in national security policies and other similar and geopolitical events, could cause economic disruption and adversely impact our business and results of operations. Various types of restrictions and sanctions have been placed by government agencies on targeted industries and companies which could potentially negatively impact the intended subject as well as other companies and persons sharing a common country of operations. These types of events have also caused significant volatility in global equity and debt capital markets which could trigger a severe contraction of liquidity in the global credit markets.
In addition, policies adopted from time to time by governments, including any visa and travel restrictions or difficulties faced by our customers such as restrictions on exit visas for travelers requiring them or restrictions on visitor entry visas for the jurisdictions in which we operate, have and may in the future decrease the number of visitors to our properties from those affected places, including from the PRC, Hong Kong and Taiwan. It is not known when, or if, policies restricting visitation by PRC citizens will be put in place and such policies may be adjusted, without notice, in the future. Furthermore, anti-corruption campaigns may influence the behavior of certain of our customers and their spending patterns. Such campaigns, as well as monetary outflow policies, have specifically led to tighter monetary transfer regulations in a number of areas. These policies may affect and impact the number of visitors to our properties and the amount of money they are willing to spend. The overall effect of these campaigns and monetary transfer restrictions may negatively affect our revenues, results of operations and cash flows.
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
We are dependent on the willingness of our customers to travel. Most of our revenue is from customers who travel to our properties. Acts of terrorism or concerns over the possibility of such acts have and may again severely disrupt domestic and international travel, which has and could in the future result in a decrease in customer visits to our properties. Regional conflicts could have a similar effect on domestic and international travel. Disruptions in air or other forms of travel as a result of any terrorist act, outbreak of hostilities, escalation of war or worldwide infectious disease outbreak have and could in the future have a material and adverse effect on our business and financial condition, results of operations and cash flows. In addition, governmental action and uncertainty resulting from global political trends and policies of major global economies, including potential barriers to travel, trade and immigration have reduced demand for hospitality products and services, including visitation to our resorts.
Furthermore, the attack in Las Vegas on October 1, 2017 underscores the possibility that large public facilities could become the target of mass shootings or other attacks in the future. The future occurrence or the possibility of attacks may cause all or portions of affected properties to be shut down for prolonged periods, resulting in a loss of revenue, reduce travel to affected areas for tourism and business or adversely affect the willingness of customers to stay in or avail themselves of the services of the affected properties. In addition, such occurrences expose us to a risk of monetary claims arising from death, injury or damage to property caused by any such attack and may result in higher costs for security and insurance premiums, all of which could adversely affect our financial condition and results of operations.

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
We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. For example, WML's board of directors concluded not to recommend the payment of a dividend with respect to the years ended December 31, 2022, 2021 and 2020 due to the financial impact of the COVID-19 pandemic. If our Macau Operations’ gaming business is slow to recover to pre-pandemic levels following the recent discontinuation of travel-related restrictions and conditions which materially impacted visitation to Macau, it may continue to have an adverse effect on our subsidiaries' results of operations and their ability to pay dividends or distributions to us in the future.
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
Macau Operations. We hold one of six gaming concessions authorized by the Macau government for the operation of casinos in Macau. If the Macau government were to allow additional competitors to operate in Macau, we would face additional competition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Several of the current concessionaires have opened facilities in the Cotai area over the past few years, which has significantly increased gaming and non-gaming offerings in Macau, with continued development expected in the near future.
Our Macau Operations face competition from casinos throughout the world, including Singapore, South Korea, the Philippines, Malaysia, Vietnam, Cambodia, Australia, Las Vegas, cruise ships in Asia that offer gaming and other casinos throughout Asia. Additionally, certain other Asian countries and regions have legalized or in the future may legalize gaming, such as Japan, Taiwan and Thailand, which could further increase competition for our Macau Operations.
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
General. A significant portion of our table games revenue at our resorts is attributable to the play of a limited number of premium customers. The loss or a reduction in the play of the most significant of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows. Adverse global or regional economic conditions, as discussed above, could also reduce the frequency of visits by these customers and revenue we generate from them.
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
Macau Operations. Although the law in Macau permits casino operators to extend credit to gaming customers, our Macau Operations may not be able to collect all of its gaming receivables from its credit players. We expect that our Macau Operations will be able to enforce these obligations only in a limited number of jurisdictions, including Macau. To the extent our gaming customers are visitors from other jurisdictions, we may not have access to a forum in which we will be able to collect all of our gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and we may encounter forums that will refuse to enforce such debts. Our inability to collect gaming debts could have a significant negative impact on our financial condition and results of operations.
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

Las Vegas Operations and Encore Boston Harbor. While gaming debts evidenced by a credit instrument, including what is commonly referred to as a "marker," are enforceable under the current laws of Nevada and Massachusetts, and judgments on gaming debts are enforceable in all states of the United States under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce them. Changes in economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amount of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our financial condition and results of operations.
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

Any violation of applicable Anti-Money Laundering laws, regulations or the Foreign Corrupt Practices Act ("FCPA") or sanctions could adversely affect our business, performance, prospects, value, financial condition, and results of operations.
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
We have incurred, and may in the future incur, costs to comply with environmental requirements, such as those relating to discharges into the air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements we have been and may be required to investigate and clean up hazardous or toxic substances or chemical releases at our property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.
These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use our property. Contamination has been identified at and in the vicinity of our site in Everett, Massachusetts. The ultimate cost of remediating contaminated sites is difficult to accurately predict, and we have exceeded our initial estimates of the remediation costs for the Everett site. We may also be required to conduct additional investigations and remediation with respect to this site.
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

Compliance with evolving laws and regulations, and the interpretations thereof, is expensive and results in compliance risks.
Evolving laws and regulations create uncertainty for gaming companies. These evolving laws and regulations are subject to varying interpretations in many cases due to their complexity, ambiguity and/or lack of guidance. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. In addition, public companies, financial institutions, the gaming industry and casinos are highly regulated, and compliance with such regulations is costly and subjects us to liability if we are not, or are perceived to not be, compliant. This could result in continuing uncertainty and higher costs regarding compliance matters. Due to our commitment to maintain high standards of compliance with laws and public disclosure, our efforts to comply with evolving laws, regulations and standards have resulted in and are likely to continue to result in increased general and administrative expense.
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
Our intellectual property assets, especially the logo version of "Wynn," are among our most valuable assets. We have filed applications with the U.S. Patent and Trademark Office ("PTO") and with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Singapore, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.
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
Some of our employees are represented by labor unions. From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees. These efforts have achieved some success to date. We cannot provide any assurance that we will not experience additional and successful organizing activity in the future. The impact of any future organizing activity or labor dispute or work stoppage with respect to those of our employees who are represented by labor unions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our Macau Operations are subject to significant political, economic and social risks inherent in doing business in an emerging market. The future success of our Macau Operations depends on political and economic conditions in Macau and PRC. For example, fiscal decline, international relations, and civil, domestic or international unrest in Macau, China or the surrounding region could significantly harm our business, not only by reducing customer demand for casino resorts, but also by increasing the risk of imposition of taxes and exchange controls or other governmental restrictions, laws or regulations that might impede our Macau Operations or our ability to repatriate funds.
We compete for limited labor resources in Macau and local policies may also affect our ability to employ imported labor.
The success of our operations in Macau will be affected by our success in hiring and retaining employees. We compete with a large number of casino resorts in Macau for a limited number of qualified employees. In addition, only Macau residents are eligible for the majority of positions within the casino including dealers and other gaming staff. Competition for these individuals in Macau has increased and is expected to continue to increase as other competitors enter into the market or expand their operations. We seek employees from outside Macau to adequately staff our resorts where permitted and certain local policies affect our ability to import labor in certain job classifications. We coordinate with the labor and immigration authorities to ensure our labor needs are satisfied, but cannot be certain that we will be able to recruit and retain a sufficient number of qualified employees for our Macau Operations or that we will be able to obtain required work permits for those employees. If we are unable to obtain, attract, retain and train skilled employees, our ability to adequately manage and staff our existing and planned casino and resort properties and operations in Macau could be impaired, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The smoking control legislation in Macau could have an adverse effect on our business, financial condition, results of operations and cash flows.
Under the Macau Smoking Prevention and Tobacco Control Law, as of January 1, 2019, smoking on casino premises is only permitted in authorized segregated smoking lounges with no gaming activities and such smoking lounges are required to comply with the conditions set out in the regulations. The existing smoking legislation, and any smoking legislation intended to fully ban all smoking in casinos, may deter potential gaming customers who are smokers from frequenting casinos in Macau, which could have an adverse effect on our business, financial condition, results of operations and cash flows.
Extreme weather conditions have had and may in the future have an adverse impact on our Macau Operations.
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
If our Macau Operations fail to comply with the Gaming Concession Contract, or applicable Macau laws, the Macau government may rescind our concession without compensation to us, which would have a material adverse effect on our business and financial condition.
Pursuant to the Gaming Concession Contract and applicable Macau laws, the Macau government may rescind the gaming concession if Wynn Macau SA fails to fulfill its obligations under the Macau law or the Gaming Concession Contract, including in the circumstances of (i) endangerment to the national security of mainland China or Macau, (ii) failure on the part of Wynn Macau SA to perform its obligations under the Gaming Concession Contract, (iii) public interest, and (iv) Wynn Macau SA ceasing to be eligible for the gaming concession under the Macau gaming law. If the Macau government rescinds the Gaming Concession Contract due to the Wynn Macau SA’s non-fulfilment, or perceived non-fulfillment, of its obligations, Wynn Macau SA will be required to transfer to the Macau government, free from any encumbrance or lien and without compensation, all of its casinos, gaming assets and equipment and ownership rights to its casino areas in Macau. Beginning in the eighth year of Wynn Macau SA’s concession, the Macau government may exercise its right to redeem the concession by providing Wynn Macau SA with at least one-year prior written notice. In such event, Wynn Macau SA would be entitled to fair and equitable compensation pursuant to the Macau gaming law. The amount of such compensation relating to the projects agreed with the Macau government would be determined based on the earnings of these projects, before interest, depreciation and amortization for the fiscal year immediately preceding the date the redemption is declared, multiplied by the number of years remaining on the term of the Gaming Concession Contract. Wynn Macau SA is currently in its first year of concession. The loss of our concession would prohibit us from conducting gaming operations in Macau, which would have a material adverse effect on our business and financial condition.
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
In addition, if the NGCB determines that any actual or intended activities or associations of our subsidiaries operating in other states may be prohibited pursuant to one or more of the standards described above, the NGCB can require us and our licensed Nevada subsidiaries to file an application with the NGC for a finding of suitability of the activity or association. If the NGC finds that the activity or association in the other jurisdictions unsuitable or prohibited, those subsidiaries will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the NGC find that our subsidiaries' gaming activities or associations in other jurisdictions are unsuitable, those subsidiaries may be prohibited from undertaking their planned gaming activities or associations in the other jurisdiction or be required to divest their investment in the other jurisdiction, possibly on unfavorable terms.

The Massachusetts Gaming Commission has broad authority to consider conduct outside of Massachusetts for continued licensure in Massachusetts.
The Massachusetts Gaming Act requires a gaming licensee to affirmatively maintain its suitability to hold a gaming license in Massachusetts. Under the MGC’s continuing duty regulations, we are required to report to notify and update the MGC of certain matters including but not limited to any denial, suspension or revocation in any jurisdiction of a gaming related license; any discipline, including a fine or warning, related to gaming operations imposed upon the gaming licensee or qualifier by any government agency in any jurisdiction; any arrest, indictment, charge or criminal conviction of any qualifier in any jurisdiction; any complaints, allegations, or notice of investigation thereof against the gaming licensee, qualifier, or any gaming entity owned or operated by the parent to the gaming licensee, that if substantiated could reasonably lead to potential revocation or suspension of the license or approval held by the gaming licensee, qualifier, or gaming entity owned or operated by the parent to the gaming licensee, in that jurisdiction and/or imposition of a fine of $50,000 or greater.
Licensing or other disciplinary action against us outside of Massachusetts, including by the government of Macau may be considered by the MGC in assessment of our ongoing suitability to hold a license in Massachusetts and may subject us to fines, license conditions, license suspension or revocation.
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
Wynn Macau, Limited, an indirect majority owned subsidiary of Wynn Resorts and the developer, owner and operator of Wynn Macau and Wynn Palace, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited in October 2009. As of December 31, 2022, Wynn Resorts owns approximately 72% of Wynn Macau, Limited's ordinary shares of common stock. As a result of Wynn Macau, Limited having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of Wynn Macau, Limited may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of Wynn Macau, Limited. Decisions that could have different implications for Wynn Resorts and Wynn Macau, Limited, including contractual arrangements that we have entered into or may in the future enter into with Wynn Macau, Limited, may give rise to the appearance of a potential conflict of interest.
The Macau government has established a maximum number of gaming tables that can be operated in Macau and has limited the number of new gaming tables at new gaming areas in Macau.
As of December 31, 2022, we had a total of 323 table games at Wynn Palace and 331 at Wynn Macau approved by the Macau's DICJ. We are approved by the Macau government to operate 570 gaming tables and 1,100 gaming machines at our Macau Operations currently. The mix of table games in operation at Wynn Palace and Wynn Macau changes from time to time as a result of marketing and operating strategies in response to changing market demand and industry competition. Failure to shift the mix of our table games in anticipation of market demands and industry trends may negatively impact our operating results.

Risks Related to Share Ownership and Stockholder Matters
Certain stockholders are able to exert significant influence over our operations and future direction.
As of December 31, 2022, Elaine P. Wynn owned approximately 8.41% of our outstanding common stock. As a result, Elaine P. Wynn may be able to exert influence over all matters requiring our stockholders' approval, including the approval of significant corporate transactions. On August 3, 2018, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Elaine P. Wynn regarding the composition of the Company's Board of Directors and certain other matters, including, among other things, the appointment of Mr. Philip G. Satre to the Company's Board of Directors, standstill restrictions, releases, non-disparagement and reimbursement of expenses. The term of the Cooperation Agreement expires on the date that Phil Satre no longer serves as Chair of the Board, unless earlier terminated pursuant to the circumstances described in the Cooperation Agreement.
Our stock price may be volatile.
The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as general United States, China, and world economic and financial conditions, our own quarterly variations in operating results, increased competition, changes in financial estimates and recommendations by securities analysts, changes in applicable laws or regulations, changes affecting the travel industry, and other events impacting our business. The stock market in general, and prices for companies in our industry in particular, has experienced extreme volatility that may be unrelated to the operating performance of a particular company. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Risks Related to our Indebtedness
We are highly leveraged and future cash flow may not be sufficient for us to meet our obligations, and we might have difficulty obtaining more financing.
We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2022, we had total outstanding debt of approximately $12.16 billion. We may incur additional indebtedness in connection with the construction of future development projects or major capital enhancement at our existing properties. See Item 1—Business "Our Resorts."
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
We are permitted to incur additional indebtedness if certain conditions are met, including conditions under our WM Cayman II Revolver, our WRF Credit Facilities, and our indentures. If we incur additional indebtedness, the risks described above will be exacerbated.
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
Our ability to comply with the terms of our outstanding facilities may be affected by general economic conditions, industry conditions and other events outside of our control. As a result, we may not be able to maintain compliance with these covenants. If our properties' operations fail to generate adequate cash flow, we may violate those covenants, causing a default under our agreements, which would materially and adversely affect our financial condition and results of operations or result in our lenders or holders of our debt taking action to enforce their security interests in our various assets or cause all outstanding amounts to be due and payable immediately.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table presents our significant land holdings. We own or have obtained the right to use these properties. We also own or lease various other improved and unimproved properties which may be used for development projects.

Property	Approximate Acres	Location

Macau Operations (1)
Wynn Palace	51	Located in the Cotai area of Macau.
Wynn Macau	16	Located in downtown Macau's inner harbor.
	67

Las Vegas Operations
Wynn Las Vegas (main parcel)	75	Located at the intersection of Las Vegas Boulevard and Sands Avenue.
Golf course land (2)	128	Located adjacent to Wynn Las Vegas.
Meeting and Convention Expansion	12	Located adjacent to Wynn Las Vegas.
Employee parking lot and office building	18	Located across Sands Avenue.
Office building	5	Located adjacent to golf course land.
	238

Encore Boston Harbor (3)	34	Located in Everett, Massachusetts, adjacent to Boston along the Mystic River.

Other (4)	54	Located in Las Vegas, Nevada, and Everett, Massachusetts.
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
(3) Subject to a triple-net lease with an initial term of 30 years, with one 30-year renewal option.
(4) Includes approximately 38 acres of land on the Las Vegas Strip directly across from Wynn Las Vegas, and approximately 16 acres of land adjacent to Encore Boston Harbor in Everett, Massachusetts. This land may be used for future development.

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

Market Information and Dividend Policy

Our outstanding common stock trades on the Nasdaq Global Select Market under the symbol "WYNN."

On May 6, 2020, the Company announced that its Board of Directors had suspended its quarterly dividend program due to the financial impact of the COVID-19 pandemic. As a result, the Company has not paid any dividends since the first fiscal quarter of 2020. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash flows, working capital and capital expenditure requirements, contractual restrictions (including under the agreements governing our debt facilities) and other factors that our Board may deem relevant at that time.

Holders

There were approximately 166 holders of record of our common stock as of February 14, 2023. This number does not include an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company under its publicly announced equity repurchase program during the three months ended December 31, 2022:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Shares Repurchased as Part of a Publicly Announced Program	Approximate Dollar Value Remaining Under the Program (in thousands) (1)
October 31, 2022	82,900	$59.08	82,900	$628,841
November 30, 2022	—	$—	—	$628,841
December 31, 2022	—	$—	—	$628,841
(1) In April 2016, the Company's Board of Directors authorized an equity repurchase program of up to $1.00 billion of our common stock. Repurchases may be made at the discretion of the Company from time to time on the open market or in privately negotiated transactions. The Company is not obligated to make any repurchases, and the repurchase program may be discontinued at any time. Any shares acquired are available for general corporate purposes. Any shares repurchased during the periods presented are held as treasury shares.

As of December 31, 2022, we had $628.8 million in repurchase authority remaining under the equity repurchase program.

The following table summarizes the shares we repurchased in satisfaction of employee tax withholding obligations on vested restricted stock during the three months ended December 31, 2022, which were not part of the Company's publicly announced equity repurchase program:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
October 31, 2022	3,501	$66.33	$232
November 30, 2022	11,091	$68.75	$762
December 31, 2022	35,292	$84.49	$2,982

For more information on the Company's publicly announced repurchase program, see Item 8—"Financial Statements and Supplementary Data," Note 8, "Stockholders' Equity (Deficit)."

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500") and the Dow Jones US Gambling Index. The performance graph assumes that $100 was invested on December 31, 2017 in each of the Company's common stock, the S&P 500 and the Dow Jones US Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Discussion of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Overview

We are a designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming, all supported by an unparalleled focus on our guests, our people, and our community. Through our approximately 72% ownership of Wynn Macau, Limited ("WML"), our concessionaire Wynn Resorts (Macau) S.A. ("Wynn Macau SA") operates two integrated resorts in the Macau Special Administrative Region ("Macau") of the People's Republic of China ("PRC"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas. Additionally, we are a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). We refer to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as our Las Vegas Operations. In Everett, Massachusetts, we operate Encore Boston Harbor, an integrated resort. We also hold an approximately 97% interest in, and consolidate, Wynn Interactive Ltd. ("Wynn Interactive"), through which we operate WynnBet, our digital sports betting and casino gaming business.

On December 1, 2022, we closed on our sale-leaseback arrangement with respect to certain real estate assets related to Encore Boston Harbor (the "EBH Transaction"). Upon closing of the related transactions, we received cash proceeds of approximately $1.70 billion in exchange for the sale of such real estate assets, and concurrently entered into a lease agreement for the purpose of continuing to operate the Encore Boston Harbor integrated resort. The lease agreement provides for an initial annual minimum base rent of $100.0 million for an initial term of 30 years, subject to certain annual rent escalations and renewal provisions, and obligates the Company to continue paying certain payments in lieu of property taxes. We expect to use the proceeds from the EBH Transaction in accordance with the reinvestment and asset sale provisions of our senior secured credit facilities.

Recent Developments

COVID-19 Update

Since the outbreak of COVID-19, visitation to Macau has fallen significantly, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing and mandatory quarantine, among other things, periods of mandatory closure of certain businesses and facilities, including gaming operations, and the suspension or reduced accessibility of transportation to and from Macau. Over the course of December 2022 and January 2023, Macau authorities relaxed or eliminated most COVID-19 related protective measures, and as of February 27, 2023, there are no remaining entry restrictions or mandatory quarantine requirements in place for travelers to Macau, and testing requirements for inbound travelers from the PRC, Hong Kong, and Taiwan have been discontinued. Nevertheless, given the inherent uncertainty around the likelihood, extent, and timing of a potential reimposition of restrictions on the general public, travel, or certain activities, management is unable to reasonably predict whether such restrictions would impact our properties in the future, or the extent such restrictions, if reimposed, would impact our results of operations, cash flows, or financial condition.

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

Results of Operations

Summary annual results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Year Ended December 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues	$3,756,825	$3,763,664	$(6,839)	(0.2)
Net loss attributable to Wynn Resorts, Limited	(423,856)	(755,786)	(331,930)	(43.9)
Diluted net loss per share	(3.73)	(6.64)	(2.91)	(43.8)

The decrease in operating revenues for the year ended December 31, 2022 was primarily driven by decreases of $472.7 million and $314.8 million at Wynn Palace and Wynn Macau, respectively, resulting from decreased gaming volumes due to certain travel-related restrictions and conditions, including COVID-19 testing and other procedures related to the COVID-19 pandemic. The decrease in operating revenues was partially offset by increases in operating revenues of $628.5 million and $139.6 million from our Las Vegas Operations and Encore Boston Harbor, respectively, as a result of increased gaming volumes as well as increases in hotel occupancy and covers at restaurants.

The decrease in net loss attributable to Wynn Resorts, Limited for the year ended December 31, 2022 was primarily related to a gain recognized upon closing of the EBH Transaction and decreased marketing costs at Wynn Interactive.

Financial results for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Year Ended December 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$410,289	$883,007	$(472,718)	(53.5)
Wynn Macau	311,249	626,015	(314,766)	(50.3)
Total Macau Operations	721,538	1,509,022	(787,484)	(52.2)
Las Vegas Operations	2,132,136	1,503,681	628,455	41.8
Encore Boston Harbor	831,073	691,523	139,550	20.2
Wynn Interactive	72,078	59,438	12,640	21.3
	$3,756,825	$3,763,664	$(6,839)	(0.2)

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Year Ended December 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,632,541	$2,133,420	$(500,879)	(23.5)
Non-casino revenues:
Rooms	802,138	592,571	209,567	35.4
Food and beverage	846,214	633,911	212,303	33.5
Entertainment, retail and other	475,932	403,762	72,170	17.9
Total non-casino revenues	2,124,284	1,630,244	494,040	30.3
	$3,756,825	$3,763,664	$(6,839)	(0.2)

Casino revenues for the year ended December 31, 2022 were 43.5% of operating revenues, compared to 56.7% for the same period of 2021. Non-casino revenues for the year ended December 31, 2022 were 56.5% of operating revenues, compared to 43.3% for the year ended December 31, 2021.

Casino revenues

Casino revenues decreased as a result of lower gaming volumes at our Macau Operations due to pandemic-related travel restrictions, offset by higher gaming volumes at our Las Vegas Operations and Encore Boston Harbor. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Year Ended December 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Macau Operations (1):
Wynn Palace:
Total casino revenues	$255,886	$677,917	$(422,031)	(62.3)
VIP:
Average number of table games	53	93	(40)	(43.0)
VIP turnover	$2,641,321	$6,435,947	$(3,794,626)	(59.0)
VIP table games win	$23,471	$253,767	$(230,296)	(90.8)
VIP win as a % of turnover	0.89%	3.94%	(3.05)
Table games win per unit per day	$1,259	$7,443	$(6,184)	(83.1)
Mass market:
Average number of table games	229	229	—	—
Table drop	$1,312,786	$2,415,841	$(1,103,055)	(45.7)
Table games win	$282,138	$540,234	$(258,096)	(47.8)
Table games win %	21.5%	22.4%	(0.9)
Table games win per unit per day	$3,489	$6,463	$(2,974)	(46.0)
Average number of slot machines	623	710	(87)	(12.3)
Slot machine handle	$732,197	$1,454,577	$(722,380)	(49.7)
Slot machine win	$31,295	$58,152	$(26,857)	(46.2)
Slot machine win per unit per day	$142	$224	$(82)	(36.6)
Wynn Macau:
Total casino revenues	$216,639	$476,999	$(260,360)	(54.6)
VIP:
Average number of table games	41	81	(40)	(49.4)
VIP turnover	$1,771,143	$5,488,118	$(3,716,975)	(67.7)
VIP table games win	$55,999	$155,064	$(99,065)	(63.9)
VIP win as a % of turnover	3.16%	2.83%	0.33
Table games win per unit per day	$3,828	$5,250	$(1,422)	(27.1)
Mass market:
Average number of table games	235	240	(5)	(2.1)
Table drop	$1,170,633	$2,230,348	$(1,059,715)	(47.5)
Table games win	$189,769	$412,753	$(222,984)	(54.0)
Table games win %	16.2%	18.5%	(2.3)
Table games win per unit per day	$2,284	$4,720	$(2,436)	(51.6)
Average number of slot machines	646	587	59	10.1
Slot machine handle	$895,466	$1,057,303	$(161,837)	(15.3)
Slot machine win	$31,768	$35,483	$(3,715)	(10.5)
Slot machine win per unit per day	$139	$166	$(27)	(16.3)

	Year Ended December 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$535,279	$426,440	$108,839	25.5
Average number of table games	234	210	24	11.4
Table drop	$2,274,010	$1,842,792	$431,218	23.4
Table games win	$511,746	$407,195	$104,551	25.7
Table games win %	22.5%	22.1%	0.4
Table games win per unit per day	$5,990	$5,323	$667	12.5
Average number of slot machines	1,703	1,688	15	0.9
Slot machine handle	$5,617,775	$4,379,421	$1,238,354	28.3
Slot machine win	$394,052	$297,548	$96,504	32.4
Slot machine win per unit per day	$634	$483	$151	31.3
Poker rake	$19,680	$14,552	$5,128	35.2
Encore Boston Harbor (2):
Total casino revenues	$624,738	$552,064	$72,674	13.2
Average number of table games	187	189	(2)	(1.1)
Table drop	$1,447,851	$1,267,908	$179,943	14.2
Table games win	$315,057	$273,174	$41,883	15.3
Table games win %	21.8%	21.5%	0.3
Table games win per unit per day	$4,604	$3,959	$645	16.3
Average number of slot machines	2,716	2,387	329	13.8
Slot machine handle	$5,007,772	$4,377,181	$630,591	14.4
Slot machine win	$402,688	$358,827	$43,861	12.2
Slot machine win per unit per day	$406	$412	$(6)	(1.5)
Poker rake	$9,476	$—	$9,476	NM
NM - Not meaningful.
(1) The results of our Macau Operations for the years ended December 31, 2022 and 2021 were negatively impacted by the closure of our casino operations in Macau for a 12-day period in July 2022 and certain travel-related restrictions and conditions, including COVID-19 testing and other mitigation procedures, related to the COVID-19 pandemic.
(2) On January 25, 2021, Encore Boston Harbor restored 24-hour casino operations and reopened its hotel tower on a Thursday through Sunday weekly schedule. The property reopened its hotel tower to seven days per week as of September 1, 2021.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Year Ended December 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$40,079	$69,022	$(28,943)	(41.9)
Occupancy	38.4%	58.5%	(20.1)
ADR	$156	$182	$(26)	(14.3)
REVPAR	$60	$107	$(47)	(43.9)
Wynn Macau:
Total room revenues (dollars in thousands)	$25,691	$50,492	$(24,801)	(49.1)
Occupancy	41.1%	58.8%	(17.7)
ADR	$154	$213	$(59)	(27.7)
REVPAR	$63	$125	$(62)	(49.6)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$651,291	$425,777	$225,514	53.0
Occupancy	86.7%	69.5%	17.2
ADR	$454	$386	$68	17.6
REVPAR	$393	$268	$125	46.6
Encore Boston Harbor (1):
Total room revenues (dollars in thousands)	$85,078	$47,280	$37,798	79.9
Occupancy	91.4%	85.2%	6.2
ADR	$382	$328	$54	16.5
REVPAR	$349	$279	$70	25.1
(1) Encore Boston Harbor room statistics have been computed based on 250 days of operation in the year ended December 31, 2021, representing the number of nights hotel rooms were offered for sale to the public. The property reopened its hotel tower to seven days per week as of September 1, 2021.

Room revenues increased $209.6 million, primarily due to higher occupancy and ADR at our Las Vegas Operations and Encore Boston Harbor.

Food and beverage revenues increased $212.3 million, primarily due to increased restaurant covers and nightlife revenues at our Las Vegas Operations.

Entertainment, retail and other revenues increased $72.2 million, primarily due to increased convention sales, retail revenues from our owned and leased outlets, and entertainment venue sales, including tickets sales for the exclusive production Awakening which premiered in November 2022, all at our Las Vegas Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Year Ended December 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$1,099,801	$1,394,098	$(294,297)	(21.1)
Rooms	261,343	197,734	63,609	32.2
Food and beverage	700,549	516,391	184,158	35.7
Entertainment, retail and other	328,529	450,358	(121,829)	(27.1)
General and administrative	830,450	796,592	33,858	4.3
Provision for credit losses	(7,295)	29,487	(36,782)	(124.7)
Pre-opening	20,643	6,821	13,822	202.6
Depreciation and amortization	692,318	715,962	(23,644)	(3.3)
Gain on EBH Transaction, net	(181,989)	—	(181,989)	NM
Property charges and other	113,152	50,762	62,390	122.9
Total operating expenses	$3,857,501	$4,158,205	$(300,704)	(7.2)
NM - Not meaningful.

Total operating expenses decreased $300.7 million compared to the year ended December 31, 2021, due to decreased casino expenses and the gain recorded in connection with the EBH Transaction.

Casino expenses decreased $231.9 million and $150.8 million at Wynn Palace and Wynn Macau, respectively. These decreases were primarily due to reductions in gaming tax expense driven by the declines in casino revenues at each of Wynn Palace and Wynn Macau, resulting from pandemic-related travel restrictions, partially offset by increased casino expenses of $45.5 million and $42.9 million at our Las Vegas Operations and Encore Boston Harbor, respectively, primarily due to increased operating costs, including gaming tax expense, driven by the increase in casino revenues.

Room expenses increased $49.4 million and $19.2 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily a result of higher operating costs related to the increase in occupancy.

Food and beverage expenses increased $173.9 million and $19.8 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily a result of higher operating costs related to the increase in food and beverage revenues as well as higher nightlife entertainment costs associated with increased business volumes at our Las Vegas Operations' nightlife venues.

Entertainment, retail and other expenses decreased $165.6 million at Wynn Interactive, primarily due to decreased marketing costs, partially offset by an increase of $48.3 million at our Las Vegas operations, primarily due to higher operating costs associated with increased levels of business.

General and administrative expenses increased primarily due to increases of $44.5 million and $30.4 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were attributable to increased payroll and operating costs resulting from higher business volumes, partially offset by decreased general and administrative expenses of $19.1 million and $17.3 million at Wynn Palace and Wynn Macau, respectively, due to decreased payroll and operating costs attributable to lower business volumes.

The provision for credit losses decreased $17.3 million, $14.0 million, and $5.9 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. The decreases were primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts, on our estimated credit loss for the respective periods.

For the year ended December 31, 2022, pre-opening expenses totaled $20.6 million, which primarily related to reconfiguring the theater space at Wynn Las Vegas to host an all-new, exclusive theatrical production, Awakening, which premiered in November 2022. For the year ended December 31, 2021, pre-opening expenses totaled $6.8 million, which primarily related to restaurant remodels at our Las Vegas Operations.

Depreciation and amortization decreased $37.8 million at Wynn Palace, primarily due to certain furniture, fixture and equipment assets reaching the end of their useful lives in the first quarter of 2022.

We recorded a gain of $182.0 million related to the closing of the EBH Transaction in December 2022.

Property charges and other expenses for the year ended December 31, 2022 consisted primarily of restructuring costs incurred by Wynn Interactive, including contract termination costs of $32.8 million and impairment of goodwill and other finite-lived intangible assets of $37.8 million and $10.3 million, respectively. In addition, we incurred asset abandonments of $3.3 million, $22.6 million, and $1.3 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively.

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

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (dollars in thousands):

	Year Ended December 31,
	2022	2021	Increase/ (Decrease)	Percent Change
Interest expense
Interest cost, including amortization of debt issuance costs and original issue discount and premium	$650,885	$605,562	$45,323	7.5

Weighted average total debt balance	$12,135,627	$12,195,881
Weighted average interest rate	5.36%	4.96%

Interest costs increased primarily due to an increase in the weighted average interest rate.

Other non-operating income and expenses

We incurred a foreign currency remeasurement gain of $5.8 million and a loss of $23.9 million for the years ended December 31, 2022 and 2021, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a gain of $16.0 million and $11.4 million for the years ended December 31, 2022 and 2021, respectively, from change in derivatives fair value.

We recorded a $2.1 million loss on extinguishment of debt for the year ended December 31, 2021 related to full prepayments of the Wynn Macau Credit Facilities.

Income Taxes

For the years ended December 31, 2022 and 2021, we recorded an income tax expense of $9.3 million and $0.5 million, respectively. The 2022 income tax expense primarily relates to U.S. profitability and changes in U.S. deferred taxes. The 2021 income tax expense primarily relates to the Macau dividend tax agreement that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA partially offset by a decrease in foreign deferred tax liabilities related to intangibles.

In March 2021, the Company received an extension of its Macau dividend tax agreement, providing for a payment of MOP 12.8 million (approximately $1.6 million) for 2021 and MOP 6.3 million (approximately $0.8 million) for the period ending June 26, 2022. In December 2022, the Company applied for an extension of this agreement from June 27, 2022 through December 31, 2022 , the date Concession Extension Agreement expired. The extension is subject to approval.

In April 2020, Wynn Macau SA received an extension of the exemption from Macau's 12% Complementary Tax on casino gaming profits earned from January 1, 2021 to June 26, 2022. In September 2022, Wynn Macau SA received an extension of the exemption from the Complementary Tax on casino gaming profits through December 31, 2022. For the years ended December 31, 2022 and 2021, we did not have any casino gaming profits exempt from the Macau Complementary Tax. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau special gaming tax and other levies together totaling 39% in accordance with our concession agreement.

In December 2022, the Company applied for an exemption from Complementary Tax on casino gaming profits commencing January 1, 2023. The application is subject to approval.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $285.5 million for the year ended December 31, 2022, compared to net loss of $256.2 million for the year ended December 31, 2021. These amounts are primarily related to the noncontrolling interests' share of net loss from WML.

Segment Information

As further described in Item 8—"Financial Statements and Supplementary Data," Note 19, "Segment Information," we use Adjusted Property EBITDAR to manage the operating results of our segments. Adjusted Property EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, gain on EBH Transaction, net, property charges and other, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on extinguishment of debt, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations preopening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, our calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDAR (in thousands) for Wynn Palace, Wynn Macau, Las Vegas Operations, and Encore Boston Harbor as reviewed by management and summarized in Item 8—"Financial Statements and Supplementary Data," Note 19, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDAR to net loss attributable to Wynn Resorts, Limited.

	Year Ended December 31,
	2022	2021	Increase/ (Decrease)
Wynn Palace	$(96,557)	$91,646	$(188,203)
Wynn Macau	(124,047)	4,209	(128,256)
Las Vegas Operations	801,095	530,878	270,217
Encore Boston Harbor	243,386	210,068	33,318
Wynn Interactive	(98,490)	(267,360)	168,870

Adjusted Property EBITDAR at Wynn Palace and Wynn Macau decreased $188.2 million and $128.3 million for the year ended December 31, 2022, respectively, primarily due to a decrease in operating revenues, partially offset by a decrease in operating expenses. Our Macau Operations for the year ended December 31, 2022 continued to be negatively impacted by certain travel-related restrictions and conditions, including COVID-19 testing and other procedures related to the COVID-19 pandemic.

Adjusted Property EBITDAR at our Las Vegas Operations increased $270.2 million for the year ended December 31, 2022, primarily due to an increase in revenues from hotel and food and beverage operations.

Adjusted Property EBITDAR at Encore Boston Harbor increased $33.3 million for the year ended December 31, 2022, primarily due to an increase in revenues from casino and hotel operations, partially offset by increased operating expenses.

Adjusted Property EBITDAR at Wynn Interactive increased $168.9 million for the year ended December 31, 2022, primarily due to decreased marketing and promotional expenses.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Year Ended December 31,
Cash Flows - Summary	2022	2021
Net cash used in operating activities	$(71,272)	$(222,591)

Net cash provided by (used in) investing activities:
Capital expenditures, net of construction payables and retention	(300,127)	(290,657)
Purchase of intangible and other assets	(52,377)	(56,034)
Proceeds from EBH Transaction	1,700,000	—
Proceeds from sale of assets and other	1,471	4,268
Net cash provided by (used in) investing activities	1,348,967	(342,423)

Net cash used in financing activities:
Proceeds from issuance of long-term debt	211,435	1,340,281
Repayments of long-term debt	(50,000)	(2,488,401)
Proceeds from issuance of Wynn Resorts, Limited common stock	—	841,896
Repurchase of common stock	(187,499)	(13,842)
Proceeds from issuance of subsidiary common stock	2,895	4,662
Proceeds from sale of noncontrolling interest in subsidiary	50,033	—
Payments to acquire ownership interest in subsidiary	—	(5,433)
Distribution to noncontrolling interest	(27,744)	(18,761)
Dividends paid	(1,445)	(1,553)
Finance lease payments	(18,188)	(15,658)
Payments for financing costs	(3,165)	(31,193)
Net cash used in financing activities	(23,678)	(388,002)

Effect of exchange rate on cash, cash equivalents and restricted cash	(2,094)	(2,301)
Increase (decrease) in cash, cash equivalents and restricted cash	$1,251,923	$(955,317)

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

During the year ended December 31, 2022, the decrease in net cash used in operating activities was primarily due to a decrease in marketing expenses related to Wynn Interactive and an increase in customer deposits.

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

During the year ended December 31, 2022, we incurred capital expenditures of $226.4 million at our Las Vegas Operations primarily related to the Wynn Las Vegas room remodel and theater reconfiguration, and $20.2 million at Encore Boston Harbor, $31.9 million at Wynn Palace, and $13.0 million at Wynn Macau primarily related to maintenance capital expenditures. We also received $1.70 billion in cash proceeds upon closing of the EBH Transaction. In addition, we made a $40.2 million investment in an unconsolidated affiliate.

During the year ended December 31, 2021, we incurred capital expenditures of $168.8 million at our Las Vegas Operations primarily related to the Wynn Las Vegas room remodel, and $38.7 million at Encore Boston Harbor, $37.2 million at Wynn Palace, and $25.2 million at Wynn Macau primarily related to maintenance capital expenditures.

Financing Activities

During the year ended December 31, 2022, we repurchased 2,956,331 shares of our common stock for approximately $171.3 million under our equity repurchase program. We also borrowed $211.4 million under the WM Cayman II Revolver and made quarterly amortization payments under the WRF Term Loan totaling $50.0 million. In addition, we received a $50.0 million contribution from a noncontrolling interest holder in exchange for a 49.9% interest in certain retail space contributed by the Company to the Retail Joint Venture and used cash of $27.7 million for distributions to noncontrolling interest holders of the Retail Joint Venture.
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

Capital Resources

The COVID-19 pandemic has materially impacted and may continue to materially impact our Macau Operations' business, financial condition, and results of operations. While as of February 27, 2023, there are no remaining entry restrictions or mandatory quarantine requirements in place for travelers to Macau or elsewhere that directly impact visitation to our other properties, and we believe our unrestricted cash, cash flows from operations and revolver borrowing capacity will enable us to fund our current obligations for the next twelve months and beyond. Nevertheless, given the inherent uncertainty around the likelihood, extent, and timing of a potential reimposition of restrictions on the general public, travel, or certain activities, management is unable to reasonably predict whether such restrictions would impact our properties in the future, or the extent such restrictions, if reimposed, would impact our results of operations, cash flows, or financial condition and our ability to access capital.

Refer to Item 8—"Financial Statements and Supplementary Data," Note 7, "Long-Term Debt" in the accompanying consolidated financial statements for more information regarding each of the Company's debt agreements. The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity, excluding capacity under intercompany loan agreements, presented by significant financing entity as of December 31, 2022 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$951,901	$—
Wynn Resorts Finance, LLC (1)	2,303,420	836,985
Wynn Resorts, Limited and other	395,119	—
Total	$3,650,440	$836,985
(1) Excluding Wynn Macau, Limited and subsidiaries.

Wynn Macau, Limited and subsidiaries. WML generates cash from our Macau Operations and may utilize proceeds from the WM Cayman II Revolver and its intercompany revolving loan facility with Wynn Resorts, Limited to fund working capital requirements as needed. We expect to use this cash to fund working capital and capital expenditure requirements at WML and our Macau Operations, and to service our WML Senior Notes and WM Cayman II Revolver. WML paid no dividends during 2022 or 2021.

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

If our portion of our cash and cash equivalents were repatriated to the U.S. on December 31, 2022, it would be subject to minimal U.S. taxes in the year of repatriation.

Wynn Resorts Finance, LLC and subsidiaries. Wynn Resorts Finance, LLC ("WRF" or "Wynn Resorts Finance") generates cash from distributions from its subsidiaries, which include our Macau Operations, Wynn Las Vegas, and Encore Boston Harbor, and capital contributions from Wynn Resorts, as required. In addition, WRF may utilize its available revolving borrowing capacity as needed. We expect to use this cash to service our WRF Credit Facilities, the WRF Senior Notes and the Wynn Las Vegas Senior Notes, and to fund working capital and capital expenditure requirements as needed.

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

In October 2022, Wynn Las Vegas completed its theater reconfiguration for total project costs of approximately $110 million. The specially redesigned theater was custom designed to host an all-new, exclusive theatrical production, Awakening, which premiered in November 2022.

Upon closing of the EBH Transaction in December 2022, we received cash proceeds of approximately $1.70 billion in exchange for the sale of certain real estate assets related to Encore Boston Harbor, and concurrently entered into a lease agreement for the purpose of continuing to operate the Encore Boston Harbor integrated resort. The triple-net lease agreement provides for an initial annual minimum base rent of $100.0 million for an initial term of 30 years, subject to certain annual rent escalations and renewal provisions, and obligates the Company to continue paying certain payments in lieu of property taxes. We expect to use the proceeds from the EBH Transaction in accordance with the reinvestment and asset sale provisions of our senior secured credit facilities.

On February 16, 2023, WRF issued $600.0 million aggregate principal amount of 7 1/8% Senior Notes due 2031 (the "2031 WRF Senior Notes") in a private offering. The 2031 WRF Senior Notes were issued at par, for proceeds of $596.2 million, net of $3.8 million of related fees and expenses. Also on February 16, 2023, WRF completed a cash tender offer for any and all of the outstanding principal amount of the 2025 WRF Senior Notes, and accepted for purchase valid tenders with respect to $506.4 million and paid a tender premium of $12.4 million. We used a portion of the net proceeds from the offering of the 2031 WRF Senior Notes to purchase such tendered 2025 WRF Senior Notes and to pay related fees and expenses, and intend to use the remaining net proceeds for general corporate purposes. We intend to redeem the remaining outstanding 2025 WRF Senior Notes using cash held by WRF on or after April 15, 2023, when such senior notes are redeemable at a price equal to 101.938% of the principal amount plus accrued interest under the terms of their indenture.

We intend to repurchase or redeem all of the outstanding Wynn Las Vegas 4.25% Senior Notes due 2023 using cash held by WRF during or after March 2023, when such senior notes are redeemable at a price equal to 100% of the principal amount plus accrued interest under the terms of their indenture.

Wynn Resorts, Limited and other subsidiaries. Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited and other primarily generates cash from royalty (including intellectual property license) and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. Fees payable by Wynn Macau SA to Wynn Resorts, Limited under its intellectual property license agreement are capped at $75.2 million for the year ended December 31, 2023. We expect to use cash held by Wynn Resorts, Limited and other to service our Retail Term Loan, to fund working capital needs of our subsidiaries, and for general corporate purposes.

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

In April 2016, our Board of Directors has authorized an equity repurchase program of up to $1.00 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We repurchased 2,956,331 shares of our common stock at an average price of $57.95 per share, for an aggregate cost of $171.3 million under this equity repurchase program during the year ended December 31, 2022. As of December 31, 2022, we had $628.8 million in repurchase authority remaining under the program.

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

Contractual Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2022 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$550,000	$5,882,973	$2,630,000	$3,100,000	$12,162,973
Fixed interest payments	490,579	812,367	469,254	217,411	1,989,611
Estimated variable interest payments (1)	195,657	277,175	—	—	472,832
Macau gaming premium (2)	13,199	26,398	26,398	65,997	131,992
Macau Property Transfer Agreement payments (3)	6,612	13,225	44,082	110,206	174,125
Construction contracts and commitments	126,289	19,547	—	—	145,836
Operating leases	136,924	272,700	275,637	3,946,778	4,632,039
Finance leases	19,913	14,293	2,589	62,784	99,579
Employment agreements (4)	77,595	71,538	3,827	3,903	156,863
Massachusetts surrounding community payments (5)	14,695	30,312	31,612	93,600	170,219
Other (6)	203,299	96,620	40,435	68,246	408,600
Total contractual commitments	$1,834,762	$7,517,148	$3,523,834	$7,668,925	$20,544,669
(1)    Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates as of December 31, 2022. Actual rates will vary.
(2)    Represents the fixed and minimum variable gaming premium amounts payable under the Gaming Concession Contract, based on the number and type of gaming tables and machines we operate.
(3)    Represents amounts payable under the Property Transfer Agreements (as defined in Item 8—"Financial Statements and Supplementary Data," Note 5, "Property and Equipment, net").
(4)    Represents payments to executive officers, other members of management and certain key employees. Employment agreements generally have three to five year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts).
(5)    Represents payments to certain communities surrounding Encore Boston Harbor, required as a condition of the gaming license awarded to Wynn MA, LLC.
(6)    Other includes open purchase orders, future charitable contributions, performance contracts and other contracts. As further discussed in Item 8—"Financial Statements and Supplementary Data," Note 13, "Income Taxes," we had $136.0 million of unrecognized tax benefits as of December 31, 2022. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2022.

On December 16, 2022, Wynn Macau SA entered into a definitive gaming concession contract (the "Gaming Concession Contract") with the government of Macau, pursuant to which Wynn Macau SA was granted a 10-year gaming concession commencing on January 1, 2023 and expiring on December 31, 2032, to operate games of chance at Wynn Palace and Wynn Macau.

In addition to the Macau gaming premium and Property Transfer Agreements payment commitments included in the table above, Wynn Macau SA committed to pay a gaming tax assessed at the rate of 35% of gross gaming revenues, plus additional special levies equal to 5% of gross gaming revenues, throughout the term of the Gaming Concession Contract. Wynn Macau SA also committed to make certain non-gaming and gaming investments in the amount of MOP17.73 billion (approximately $2.21 billion) over the course of the ten-year term of the Gaming Concession Contract. MOP16.50 billion (approximately $2.05 billion) of the committed investment will be used for non-gaming capital projects and event programming in connection with, among others, attraction of foreign tourists, conventions and exhibitions, entertainment performances, sports events, culture and art, health and wellness, themed amusement, gastronomy, community tourism and maritime tourism. Wynn Macau SA will be required to increase its investment in non-gaming projects by 20% in the following year if market-wide gross gaming revenues increase to MOP180.00 billion (approximately $22.41 billion) in any one year (the "Trigger Event"). The required increase will be reduced to 16%, 12%, 8%, 4% or 0%, respectively, if the Trigger Event occurs during the sixth, seventh, eighth, ninth or tenth year of the concession period, respectively.

See Item 8—"Financial Statements and Supplementary Data," Note 17, "Commitments and Contingencies," for additional information regarding the amounts owed under the Gaming Concession Contract and Macau gaming law.

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

Sale-leaseback Transaction

On December 1, 2022, the Company closed on a sale-leaseback arrangement with respect to certain real estate assets related to Encore Boston Harbor (the "EBH Transaction"). Upon closing of the EBH Transaction, the Company received cash proceeds of approximately $1.70 billion in exchange for the sale of such real estate assets, recognizing a gain on sale of $182.0 million, and concurrently entered into a lease agreement with respect to the sold assets for the purpose of continuing to operate the Encore Boston Harbor integrated resort. Upon entering into the lease agreement, the Company recognized an operating lease asset and a corresponding operating lease liability of $1.51 billion.

Accounting for sale-leaseback transactions requires significant management judgement and estimates, including with respect to the determination of whether the transaction qualifies as a sale as defined within GAAP, operating versus finance lease classification, and inputs into the measurement of lease assets and liabilities.

In determining whether the transaction qualifies as a sale, we are required to assess whether a contract exists and if so, whether control has passed to the counterparty in the contract. Control indicators include, but are not limited to, whether the entity has a present right to payment for the asset, whether the customer has legal title to the asset, whether the entity has transferred physical possession of the asset, whether the customer has significant risks and rewards of ownership of the asset, and whether the customer has accepted the asset. Concluding whether a sale has occurred requires significant judgement in determining whether the rights and obligations created by the sale agreement convey control to the counterparty in the transaction.

In a sale-leaseback arrangement, we are required to determine whether the lease is classified as an operating lease or a finance lease. A finance lease would preclude sale accounting. A lessee is required to classify a lease as a finance lease if, among other factors, (1) the term is for the major part of the remaining economic life of the underlying asset or 2) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset. Lease terms include options to extend the lease when it is reasonably certain that such option will be exercised. The Company’s operating lease related to Encore Boston Harbor contains an initial term of 30 years from December 2022 to November 2052 with one thirty-year renewal period at the Company’s option, which, in management judgement, is not considered to be reasonably certain of being exercised. The determination of whether the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset requires the use of estimates, in both determining the discount rate to measure the present value of the sum of the lease payments and in determining the fair value of the underlying assets. As the interest rate implicit in our leases is not readily determinable, we use our incremental borrowing rate, which is defined by GAAP as the "rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment," to determine the present value of lease payments. Inputs into our selected incremental borrowing rate which require management's judgement include quantifying our entity-specific credit risk and risks associated with the economic environment specific to the leased assets. In determining the fair value of the underlying assets, we use a combination of the income, market, and cost approaches, which include inputs such as estimated future cash flows, the selection of recently sold comparable properties, and estimated cost to construct a comparable asset.

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

The following table presents key statistics related to our casino accounts receivable (dollars in thousands):

	December 31,
	2022	2021
Casino accounts receivable	$171,893	$199,030
Allowance for casino credit losses	$74,207	$106,958
Allowance as a percentage of casino accounts receivable	43.2%	53.7%

The decrease in allowance for casino credit losses as shown in the table above is primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. Our allowance for credit losses is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the current and expected future state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2022 and 2021, 34.3% and 42.9%, respectively, of our outstanding casino accounts receivable balance originated at our Macau Operations.

As of December 31, 2022, a 100 basis point change in the allowance for credit losses as a percentage of casino accounts receivable would change the provision for credit losses by approximately $1.7 million.

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

During the year ended December 31, 2022, Wynn Palace and Wynn Macau continued to experience disruptions to their respective businesses as a result of the COVID-19 pandemic as noted in Note 1, "Organization and Business." As a result, we concluded that a triggering event occurred at each of these asset groups. We tested our asset groups for recoverability as of December 31, 2022, and concluded no impairment existed at that date as the estimated undiscounted future cash flows exceeded the net carrying amount for each of the asset groups. The tests for recoverability include estimates of future cash flows and the useful lives of our primary assets. These estimates are subjective and may change should the COVID-19 pandemic, including travel restrictions and operating capacity limitations, persist longer than expected. Unfavorable changes in the Company's estimates could require an impairment charge in the future.

The Company tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that this asset may be impaired. The Company’s test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, the Company compares the fair value of its reporting unit to its carrying value. If the estimated fair value exceeds its carrying value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than its carrying amount, goodwill impairment is recorded equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. Most of the Company’s goodwill balance as of December 31, 2022 and 2021 was the result of an acquisition during the fourth quarter of 2020.

During the year ended December 31, 2022, as a result of changes in forecasts and other industry-specific factors and management's decision to cease the operations of Betbull Limited ("BetBull"), a subsidiary of Wynn Interactive, the Company recognized impairment of goodwill and other finite-lived intangible assets of $37.8 million and $10.3 million, respectively. On November 12, 2021, Wynn Resorts announced the termination of a previously announced agreement and plan of merger which contemplated the combination of Wynn Interactive and a special purpose acquisition company. The Company concluded that the termination of the agreement constituted a potential indicator of impairment, and as a result of revisiting its estimated fair value of the reporting units comprising Wynn Interactive based on a combination of the income and market approaches, recognized goodwill impairment of $10.3 million during the year ended December 31, 2021.

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

Interest Rate Risks

One of our primary exposures to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings, supplemented by hedging activities as believed by us to be appropriate. We cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations and cash flows.

The following table provides estimated future cash flow information derived from our best estimates of repayments as of December 31, 2022, of our expected long-term indebtedness and related weighted average interest rates by expected maturity dates. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. Actual rates will vary. Additionally, the potential effect that the proposed LIBOR phaseout could have on our business and financial condition cannot yet be determined (see Item 1A—"Risk Factors," Risks Related to our Indebtedness for further discussion). The one-month

LIBOR and HIBOR rates as of December 31, 2022 of 4.39% and 4.35%, respectively, were used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable.

	Year Ending December 31,
	Expected Maturity Date
	2023	2024	2025	2026	2027	Thereafter	Total
	(dollars in millions)
Long-term debt:
Fixed rate	$500.0	$600.0	$2,380.0	$1,000.0	$1,630.0	$3,100.0	$9,210.0
Average interest rate	4.3%	4.9%	6.1%	5.5%	5.3%	5.4%	5.5%
Variable rate	$50.0	$787.5	$2,115.5	$—	$—	$—	$2,953.0
Average interest rate	6.1%	6.1%	6.8%	—%	—%	—%	6.6%

Interest Rate Sensitivity

As of December 31, 2022, approximately 76.0% of our long-term debt was based on fixed rates. Based on our borrowings as of December 31, 2022 and an interest rate collar on the Retail Term Loan, an assumed 100 basis point increase or decrease in the variable rates would cause our annual interest expense to change by $23.4 million or $27.2 million, respectively.

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

Foreign Currency Risks

The currency delineated in Wynn Macau SA's Gaming Concession Contract with the government of Macau is the Macau pataca (see Item 1 - "Business - Regulation and Licensing - Macau" for further discussion). The Macau pataca, which is not a freely convertible currency, is linked to the Hong Kong dollar, and in many cases the two are used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years. However, the exchange linkages of the Hong Kong dollar and the Macau pataca, and the Hong Kong dollar and the U.S. dollar, are subject to potential changes due to, among other things, changes in Chinese governmental policies and international economic and political developments.

If the Hong Kong dollar and the Macau pataca are not linked to the U.S. dollar in the future, severe fluctuations in the exchange rate for these currencies may result. We also cannot assure you that the current rate of exchange fixed by the applicable monetary authorities for these currencies will remain at the same level.

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of our Wynn Macau, Limited and Wynn Macau SA debt is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition, and ability to service debt. Based on our balances as of December 31, 2022, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $50.1 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Wynn Resorts, Limited and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wynn Resorts, Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 27, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the sale and leaseback of real estate assets
Description of the Matter	As described in Notes 1, 5 and 15 to the Company’s consolidated financial statements, the Company closed on a sale-leaseback arrangement with respect to certain real estate assets related to Encore Boston Harbor (the "EBH Transaction") during the year ended December 31, 2022. Upon closing of the EBH Transaction, the Company received cash proceeds of approximately $1.7 billion in exchange for the sale of such real estate assets, recognized a gain on sale of $182.0 million, and concurrently entered into a lease agreement with respect to the sold assets for the purpose of continuing to operate the Encore Boston Harbor integrated resort. Upon entering into the lease agreement, the Company recognized an operating lease asset and a corresponding operating lease liability of $1.5 billion.

Auditing management’s evaluation of the EBH Transaction was especially challenging due to the complexity in management’s assessment of (i) whether control of the underlying real estate assets was transferred by the Company and (ii) the lease classification as an operating or a finance lease. Auditing these assessments made by management involved especially challenging auditor judgment, including the need to involve our valuation specialists.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s assessment of the accounting for the EBH transaction, including controls over the significant judgments made in the assessment, estimates used in the assessment and the completeness and accuracy of data used by management.

To test the accounting for the EBH Transaction, our audit procedures included, among others, (i) inspection of the sale and leaseback agreements, (ii) evaluating the significant judgments made by management in the accounting assessment (e.g. when control of the asset transferred to the buyer-lessor), and (iii) evaluating the classification of the lease under ASC 842, including evaluating the completeness and accuracy of the underlying data used by management.

With the assistance of our valuation specialists, we also tested the fair value of the property sold and the incremental borrowing rate used in the lease classification test by developing a range of independent estimates and comparing those to the estimates selected by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Las Vegas, Nevada
February 27, 2023

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,650,440	$2,522,530
Restricted cash	4,819	4,896
Accounts receivable, net of allowance for credit losses of $78,842 and $111,319	216,033	199,463
Inventories	70,094	69,967
Prepaid expenses and other	88,201	79,061
Total current assets	4,029,587	2,875,917
Property and equipment, net	6,896,060	8,765,308
Restricted cash	127,731	3,641
Goodwill and intangible assets, net	245,253	307,578
Operating lease assets	1,853,164	371,365
Other assets	263,305	207,017
Total assets	$13,415,100	$12,530,826
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$197,474	$170,542
Customer deposits	506,148	436,388
Gaming taxes payable	44,967	73,173
Accrued compensation and benefits	187,160	206,225
Accrued interest	135,630	132,877
Current portion of long-term debt	547,543	50,000
Other accrued liabilities	192,501	218,675
Total current liabilities	1,811,423	1,287,880
Long-term debt	11,569,316	11,884,546
Long-term operating lease liabilities	1,615,157	115,187
Other long-term liabilities	59,569	79,428
Total liabilities	15,055,465	13,367,041
Commitments and contingencies (Note 17)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 132,256,185 and 131,449,806 shares issued; 113,369,439 and 115,714,943 shares outstanding, respectively	1,323	1,314
Treasury stock, at cost; 18,886,746 and 15,734,863 shares, respectively	(1,623,872)	(1,436,373)
Additional paid-in capital	3,583,923	3,502,715
Accumulated other comprehensive income (loss)	(404)	6,004
Accumulated deficit	(2,711,808)	(2,288,078)
Total Wynn Resorts, Limited stockholders' deficit	(750,838)	(214,418)
Noncontrolling interests	(889,527)	(621,797)
Total stockholders' deficit	(1,640,365)	(836,215)
Total liabilities and stockholders' deficit	$13,415,100	$12,530,826

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Operating revenues:
Casino	$1,632,541	$2,133,420	$1,237,230
Rooms	802,138	592,571	307,973
Food and beverage	846,214	633,911	329,584
Entertainment, retail and other	475,932	403,762	221,074
Total operating revenues	3,756,825	3,763,664	2,095,861
Operating expenses:
Casino	1,099,801	1,394,098	1,064,976
Rooms	261,343	197,734	172,223
Food and beverage	700,549	516,391	398,792
Entertainment, retail and other	328,529	450,358	107,228
General and administrative	830,450	796,592	720,849
Provision for credit losses	(7,295)	29,487	64,375
Pre-opening	20,643	6,821	6,506
Depreciation and amortization	692,318	715,962	725,502
Gain on EBH Transaction, net	(181,989)	—	—
Property charges and other	113,152	50,762	67,455
Total operating expenses	3,857,501	4,158,205	3,327,906
Operating loss	(100,676)	(394,541)	(1,232,045)
Other income (expense):
Interest income	29,758	3,213	15,384
Interest expense, net of amounts capitalized	(650,885)	(605,562)	(556,474)
Change in derivatives fair value	15,956	11,360	(13,060)
Loss on extinguishment of debt	—	(2,060)	(4,601)
Other	5,811	(23,926)	28,521
Other income (expense), net	(599,360)	(616,975)	(530,230)
Loss before income taxes	(700,036)	(1,011,516)	(1,762,275)
Provision for income taxes	(9,332)	(474)	(564,671)
Net loss	(709,368)	(1,011,990)	(2,326,946)
Less: net loss attributable to noncontrolling interests	285,512	256,204	259,701
Net loss attributable to Wynn Resorts, Limited	$(423,856)	$(755,786)	$(2,067,245)
Basic and diluted net loss per common share:
Net loss attributable to Wynn Resorts, Limited:
Basic	$(3.73)	$(6.64)	$(19.37)
Diluted	$(3.73)	$(6.64)	$(19.37)
Weighted average common shares outstanding:
Basic	113,623	113,760	106,745
Diluted	113,623	113,760	106,745

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(709,368)	$(1,011,990)	$(2,326,946)
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(8,849)	3,477	7,367
Total comprehensive loss	(718,217)	(1,008,513)	(2,319,579)
Less: comprehensive loss attributable to noncontrolling interests	287,953	255,127	257,617
Comprehensive loss attributable to Wynn Resorts, Limited	$(430,264)	$(753,386)	$(2,061,962)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total Wynn Resorts, Limited stockholders' equity (deficit)	Noncontrolling interests	Total stockholders' equity (deficit)
Balances, January 1, 2020	107,363,943	$1,228	$(1,410,998)	$2,512,676	$(1,679)	$641,818	$1,743,045	$(201,573)	$1,541,472
Net loss	—	—	—	—	—	(2,067,245)	(2,067,245)	(259,701)	(2,326,946)
Currency translation adjustment	—	—	—	—	5,283	—	5,283	2,084	7,367
Issuance of restricted stock	886,014	9	—	6,711	—	—	6,720	823	7,543
Cancellation of restricted stock	(241,108)	(2)	—	2	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(120,513)	—	(11,533)	—	—	—	(11,533)	—	(11,533)
Cash dividends declared	—	—	—	—	—	(106,993)	(106,993)	44	(106,949)
Wynn Interactive transactions	—	—	—	26,262	—	—	26,262	73,768	100,030
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6,238)	(6,238)
Stock-based compensation	—	—	—	52,464	—	—	52,464	5,473	57,937
Balances, December 31, 2020	107,888,336	1,235	(1,422,531)	2,598,115	3,604	(1,532,420)	(351,997)	(385,320)	(737,317)
Net loss	—	—	—	—	—	(755,786)	(755,786)	(256,204)	(1,011,990)
Currency translation adjustment	—	—	—	—	2,400	—	2,400	1,077	3,477
Issuance of common stock, net of $17.7 million underwriter discounts, commissions and other expenses	7,475,000	75	—	841,821	—	—	841,896	—	841,896
Issuance of restricted stock	518,191	4	—	5,897	—	—	5,901	370	6,271
Cancellation of restricted stock	(26,221)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(140,363)	—	(13,842)	—	—	—	(13,842)	—	(13,842)
Cash dividends declared	—	—	—	—	—	128	128	21	149
Wynn Interactive transactions	—	—	—	(20,211)	—	—	(20,211)	25,372	5,161
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(18,761)	(18,761)
Stock-based compensation	—	—	—	77,093	—	—	77,093	11,648	88,741
Balances, December 31, 2021	115,714,943	1,314	(1,436,373)	3,502,715	6,004	(2,288,078)	(214,418)	(621,797)	(836,215)
Net loss	—	—	—	—	—	(423,856)	(423,856)	(285,512)	(709,368)
Currency translation adjustment	—	—	—	—	(6,408)	—	(6,408)	(2,441)	(8,849)
Issuance of restricted stock	797,419	9	—	9,279	—	—	9,288	—	9,288
Cancellation of restricted stock	(115,521)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(3,151,883)	—	(187,499)	—	—	—	(187,499)	—	(187,499)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(27,744)	(27,744)
Contribution from noncontrolling interest	—	—	—	48,559	—	—	48,559	1,474	50,033
Transactions with subsidiary minority shareholders	124,481	1	—	(14,053)	—	—	(14,052)	14,052	—
Subsidiary equity issuance	—	—	—	(18,717)	—	—	(18,717)	21,613	2,896
Stock-based compensation	—	—	—	56,139	—	126	56,265	10,828	67,093
Balances, December 31, 2022	113,369,439	$1,323	$(1,623,872)	$3,583,923	$(404)	$(2,711,808)	$(750,838)	$(889,527)	$(1,640,365)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(709,368)	$(1,011,990)	$(2,326,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	692,318	715,962	725,502
Deferred income taxes	3,241	(2,706)	562,484
Stock-based compensation expense	67,627	95,238	62,254
Amortization of debt issuance costs	29,427	27,047	28,932
Loss on extinguishment of debt	—	2,060	4,601
Provision for credit losses	(7,295)	29,487	64,375
Change in derivatives fair value	(15,956)	(11,360)	13,060
Gain on EBH Transaction, net	(181,989)	—	—
Property charges and other	107,341	74,688	38,933
Increase (decrease) in cash from changes in:
Receivables, net	(9,335)	(29,441)	81,646
Inventories, prepaid expenses and other	(19,737)	(21,499)	27,660
Customer deposits	69,692	(207,878)	(192,451)
Accounts payable and accrued expenses	(97,238)	117,801	(162,475)
Net cash used in operating activities	(71,272)	(222,591)	(1,072,425)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(300,127)	(290,657)	(290,115)
Purchase of intangible and other assets	(52,377)	(56,034)	—
Cash acquired from business combination	—	—	4,604
Proceeds from EBH Transaction	1,700,000	—	—
Proceeds from sale of assets and other	1,471	4,268	19,752
Net cash provided by (used in) investing activities	1,348,967	(342,423)	(265,759)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	211,435	1,340,281	4,691,953
Repayments of long-term debt	(50,000)	(2,488,401)	(2,035,354)
Proceeds from issuance of Wynn Resorts, Limited common stock	—	841,896	—
Proceeds from exercise of stock options	—	—	70
Repurchase of common stock	(187,499)	(13,842)	(11,533)
Proceeds from issuance of subsidiary common stock	2,895	4,662	—
Proceeds from sale of noncontrolling interest in subsidiary	50,033	—	—
Payments to acquire ownership interest in subsidiary	—	(5,433)	(33,621)
Distribution to noncontrolling interest	(27,744)	(18,761)	(6,238)
Dividends paid	(1,445)	(1,553)	(108,777)
Finance lease payments	(18,188)	(15,658)	(5,916)
Payments for financing costs	(3,165)	(31,193)	(27,339)
Net cash (used in) provided by financing activities	(23,678)	(388,002)	2,463,245
Effect of exchange rate on cash, cash equivalents and restricted cash	(2,094)	(2,301)	3,031
Cash, cash equivalents and restricted cash:
Increase (decrease) in cash, cash equivalents and restricted cash	1,251,923	(955,317)	1,128,092
Balance, beginning of period	2,531,067	3,486,384	2,358,292
Balance, end of period	$3,782,990	$2,531,067	$3,486,384
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

In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts. The Company refers to Wynn Palace and Wynn Macau as its Macau Operations. In Las Vegas, Nevada, the Company operates and, with the exception of certain retail space, owns 100% of Wynn Las Vegas. Additionally, the Company is a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). The Company refers to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as its Las Vegas Operations. In Everett, Massachusetts, the Company operates Encore Boston Harbor, an integrated resort. The Company also holds an approximately 97% interest in, and consolidates, Wynn Interactive Ltd. ("Wynn Interactive"), through which it operates online sports betting, gaming, and social casino businesses.

Macau Operations

Wynn Palace features a luxury hotel tower with 1,706 guest rooms, suites and villas, approximately 468,000 square feet of casino space, 14 food and beverage outlets, approximately 37,000 square feet of meeting and convention space, approximately 107,000 square feet of retail space, public attractions including a performance lake and floral art displays, and recreation and leisure facilities.

Wynn Macau features two luxury hotel towers with a total of 1,010 guest rooms and suites, approximately 294,000 square feet of casino space, 14 food and beverage outlets, approximately 31,000 square feet of meeting and convention space, approximately 64,300 square feet of retail space, a performance lake, a rotunda show and recreation and leisure facilities.

On December 16, 2022, Wynn Resorts (Macau), S.A. ("Wynn Macau SA"), an indirect subsidiary of the Company, entered into a definitive gaming concession contract (the "Gaming Concession Contract") with the Macau government, pursuant to which Wynn Macau SA was granted a 10-year gaming concession commencing on January 1, 2023 and expiring on December 31, 2032, to operate games of chance at Wynn Palace and Wynn Macau.

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 194,000 square feet of casino space, 34 food and beverage outlets, approximately 513,000 square feet of meeting and convention space, approximately 174,000 square feet of retail space (the majority of which is owned and operated under a joint venture of which the Company owns 50.1%), as well as two theaters, two nightclubs and a beach club and recreation and leisure facilities.

Encore Boston Harbor

Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River, features a luxury hotel tower with a total of 671 guest rooms and suites, approximately 213,000 square feet of casino space, 16 food and beverage outlets, one nightclub, approximately 71,000 square feet of meeting and convention space, and approximately 9,000 square feet of retail space. Public attractions include a waterfront park, floral displays, and water shuttle service to downtown Boston.

On December 1, 2022, the Company closed on a sale-leaseback arrangement with respect to certain real estate assets related to Encore Boston Harbor (the "EBH Transaction"). Upon closing of the EBH Transaction, the Company received cash proceeds of approximately $1.70 billion in exchange for the sale of such real estate assets, and concurrently entered into a lease agreement for the purpose of continuing to operate the Encore Boston Harbor integrated resort. For more information on the EBH Transaction, see Note 5, "Property and Equipment, net" and Note 15, "Leases."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Wynn Interactive

Wynn Interactive's subsidiary operates the digital sports betting and casino gaming business known as WynnBET in Arizona, Colorado, Indiana, Louisiana, Michigan, New Jersey, New York, Tennessee, and Virginia. In addition, subject to all necessary legislative authorizations and regulatory approvals, Wynn Interactive’s subsidiary has secured market access in Illinois, Iowa, Ohio, Maryland, Massachusetts, Pennsylvania, and West Virginia.

Recent Developments Related to COVID-19

Macau Operations

Since the outbreak of COVID-19, visitation to Macau has fallen significantly, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities, quarantine measures put in place in Macau and elsewhere, travel and entry restrictions and conditions in Macau, the PRC, Hong Kong and Taiwan involving COVID-19 testing and mandatory quarantine, among other things, periods of mandatory closure of certain businesses and facilities, including gaming operations, and the suspension or reduced accessibility of transportation to and from Macau. Over the course of December 2022 and January 2023, Macau authorities relaxed or eliminated most COVID-19 related protective measures, and as of February 27, 2023, there are no remaining entry restrictions or mandatory quarantine requirements in place for travelers to Macau, and testing requirements for inbound travelers from the PRC, Hong Kong, and Taiwan have been discontinued. Nevertheless, given the inherent uncertainty around the likelihood, extent, and timing of a potential reimposition of restrictions on the general public, travel, or certain activities, management is unable to reasonably predict whether such restrictions would impact the Company's properties in the future, or the extent such restrictions, if reimposed, would impact the Company's results of operations, cash flows, or financial condition.

Liquidity

As of December 31, 2022, the Company had total cash and cash equivalents, excluding restricted cash, of $3.65 billion, and had access to $837.0 million of available borrowing capacity from the WRF Revolver. As of December 31, 2022, the WM Cayman II Revolver was fully drawn. As a result of the negative impact the COVID-19 pandemic has had, and may continue to have, on our operating income, the Company has suspended its dividend program. Given the Company's liquidity position as of December 31, 2022, the Company believes it will be able to support continuing operations and respond to any potential reimposition of COVID-19 related restrictions on the general public, travel, or certain activities and their related economic disruptions.

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 18, "Retail Joint Venture." If the entity does not qualify for consolidation and the Company has significant influence over the operating and financial decisions of the entity, the Company accounts for the entity under the equity method. All significant intercompany accounts and transactions have been eliminated.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost,

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

which approximates fair value. Restricted cash consists of cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan, and as of December 31, 2022 includes an amount held in the form of a first demand bank guarantee in favor of the Macau government to support Wynn Macau SA's legal and contractual obligations under the Gaming Concession Contract.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are recorded at amortized cost. Casino receivables primarily consist of credit issued to patrons in the form of markers. The Company issues credit based on factors such as level of play and financial resources, following background and credit checks. The casino credit extended by the Company is generally unsecured and due on demand.

An estimated allowance for credit losses is maintained to reduce the Company's receivables to their carrying amount, which reflects the net amount the Company expects to collect. The allowance estimate reflects specific review of customer accounts taking into consideration the amount owed, the age of the account, the customer's financial condition, management's experience with historical and current collection trends, current economic and business conditions, and management's expectations of future economic and business conditions and forecasts. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Leases

Lessee Arrangements

The Company is the lessee under non-cancelable real estate and equipment leases. The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period of time in exchange for consideration. Control over the use of the identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

Finance and operating lease assets and liabilities are measured and recorded upon lease commencement at the present value of the future minimum lease payments. The Company combines lease and nonlease components in its determination of minimum lease payments, except for certain asset classes that have significant nonlease components. As the interest rate implicit in its leases is not readily determinable, the Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. Lease terms include options to extend the lease when it is reasonably certain that such option will be exercised. The Company’s triple-net operating lease related to Encore Boston Harbor contains a renewal period at the Company’s option, which is not considered to be reasonably certain of being exercised. Many of the Company’s leases include fixed rental escalation clauses that are factored into the determination of lease payments. A lessee is required to classify a lease as a finance lease if, among other factors, (1) the term is for the major part of the remaining economic life of the underlying asset or 2) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. For finance leases, the Company records depreciation of the lease asset on a straight-line basis over the shorter of the lease term or useful life of the lease asset, and the lease liability accretes interest using the discount rate determined at lease commencement.The Company does not record an asset or liability for leases with a term of less than one year. Variable lease costs generally arise from changes in an index, such as the consumer price index. Variable lease costs are expensed as incurred and are not included in the determination of lease assets or liabilities.

For sale-leaseback arrangements, such as the EBH Transaction, the Company is required to determine whether the transaction qualifies as a sale, which includes assessing whether a contract exists and if so, whether control has passed to the counterparty in the contract. Control indicators include, but are not limited to, whether the entity has a present right to payment for the asset, whether the customer has legal title to the asset, whether the entity has transferred physical possession of the asset, whether the customer has significant risks and rewards of ownership of the asset, and whether the customer has accepted the asset. If it is determined that a sale has occurred, the Company recognizes an operating or finance lease based on the factors outline in the preceding paragraph. A finance lease would preclude sale accounting.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Lessor Arrangements

The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space at its integrated resorts, which represents approximately 105,000, 60,000, 174,000, and 39,000 square feet of space at Wynn Palace, Wynn Macau, Wynn Las Vegas, and Encore Boston Harbor, respectively. The lease arrangements generally include minimum base rent and contingent rental clauses based on a percentage of net sales. Generally, the terms of the leases range between five and 10 years. The Company records revenue on a straight-line basis over the term of the lease, and recognizes revenue for contingent rentals when the contingency has been resolved. The Company has elected to combine lease and nonlease components for the purpose of measuring lease revenue.

Debt Issuance Costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. Debt issuance costs incurred in connection with the issuance of the Company's revolving credit facilities are presented in noncurrent assets on the Consolidated Balance Sheets. All other debt issuance costs are presented as a direct reduction of long-term debt on the Consolidated Balance Sheets. Approximately $29.4 million, $27.0 million, and $28.9 million was amortized to interest expense during the years ended December 31, 2022, 2021, and 2020, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Consolidated Statements of Operations. These taxes totaled $526.3 million, $830.4 million, and $527.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Advertising Costs

The cost of advertising is expensed as incurred, and totaled $148.6 million, $250.6 million, and $28.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Pre-opening Expenses

Pre-opening expenses represent personnel, advertising, and other costs incurred prior to the opening of new ventures and are expensed as incurred. During the year ended December 31, 2022, the Company incurred pre-opening expenses primarily in connection with reconfiguring the theater space at Wynn Las Vegas to host an all-new, exclusive theatrical production, Awakening, which premiered in November 2022. During the year ended December 31, 2021, the Company incurred pre-opening expenses primarily in connection with restaurant remodels at our Las Vegas Operations. During the year ended December 31, 2020, the Company incurred pre-opening expenses primarily in connection with restaurant remodels at our Las Vegas Operations and the meeting and convention expansion at Wynn Las Vegas, which opened in February 2020.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign Currency

Gains or losses from foreign currency remeasurements are included in Other income (expense) in the accompanying Consolidated Statements of Operations. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive loss.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)

Comprehensive loss includes net loss and all other non-stockholder changes in equity or other comprehensive loss. Components of the Company's comprehensive loss are reported in the accompanying Consolidated Statements of Stockholders' Equity (Deficit) and Consolidated Statements of Comprehensive Loss.

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

Recently Issued Accounting Standards

The Company’s management has evaluated all of the recently issued, but not yet effective, accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB") or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position, results of operations and cash flows.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3 - Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents:
Cash (1)	$1,699,583	$2,021,553
Cash equivalents (2)	1,950,857	500,977
Total cash and cash equivalents	3,650,440	2,522,530
Restricted cash (3)	132,550	8,537
Total cash, cash equivalents and restricted cash	$3,782,990	$2,531,067
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan, and as of December 31, 2022 includes $124.5 million in the form of a first demand bank guarantee in favor of the Macau government to support Wynn Macau SA's legal and contractual obligations through the term of the Gaming Concession Contract.

The following table disclose the supplemental cash flow disclosures of the Company (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for interest, net of amounts capitalized	$618,395	$581,650	$463,458
Capitalized stock-based compensation	$3,246	$5,058	$2,212
Cash paid for income taxes	$5,290	$1,749	$1,433
Finance lease liabilities arising from obtaining finance lease assets	$5,906	$7,423	$56,215
Liability settled with shares of common stock	$9,287	$6,272	$6,720
Accounts and construction payables related to property and equipment	$64,861	$52,647	$62,956
Other liabilities related to intangible assets	$4,220	$5,417	$13,822
Financing costs included in accounts payable and other liabilities	$—	$290	$3,116
Dividends payable on unvested restricted stock included in other accrued liabilities	$229	$1,846	$3,564

Note 4 - Receivables, net

Receivables, net consisted of the following (in thousands):

	December 31,
	2022	2021
Casino	$171,893	$199,030
Hotel	35,654	36,749
Other	87,328	75,003
	294,875	310,782
Less: allowance for credit losses	(78,842)	(111,319)
	$216,033	$199,463

As of December 31, 2022 and 2021, approximately 57.6% and 70.3%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 43.2% and 53.7% of gross casino receivables as of December 31, 2022 and 2021, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the period (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$111,319	$100,329
Provision for credit losses	(7,295)	29,487
Write-offs	(30,100)	(19,898)
Recoveries of receivables previously written-off	4,987	1,661
Effect of exchange rate	(69)	(260)
Balance at end of period	$78,842	$111,319

Note 5 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Buildings and improvements	$8,363,427	$9,785,514
Land and improvements	1,195,717	1,278,010
Furniture, fixtures and equipment	3,165,659	3,067,793
Airplanes	110,623	110,623
Construction in progress	112,034	250,378
	12,947,460	14,492,318
Less: accumulated depreciation	(6,051,400)	(5,727,010)
	$6,896,060	$8,765,308

As of December 31, 2022, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties. As of December 31, 2021, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties, including the Wynn Las Vegas room remodel.

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $652.1 million, $685.7 million, and $699.6 million, respectively.

Encore Boston Harbor Real Estate Sale

Upon closing of the EBH Transaction in December 2022, the Company received cash proceeds of approximately $1.70 billion in exchange for the sale of certain real estate assets associated with Encore Boston Harbor. In connection with the sale, the Company recognized a gain of $182.0 million in the fourth quarter of 2022.

Macau Operations Property Transfer Agreements

In December 2022, in accordance with the requirements of the Macau Gaming Law, Wynn Macau SA and Palo Real Estate Company Limited ("Palo"), a subsidiary of Wynn Macau SA, entered into agreements (collectively, the "Property Transfer Agreements") with the Macau government, pursuant to which Wynn Macau SA and Palo transferred the casino areas and gaming equipment of the Company's Macau Operations to the Macau government without compensation on December 31, 2022, and the Macau government agreed to transfer such casino areas and gaming equipment back to Wynn Macau SA as of January 1, 2023, for its use in the operation of games of chance at Wynn Macau and Wynn Palace as permitted under the Gaming Concession Contract through December 31, 2032. In exchange for the use of such assets, Wynn Macau SA has agreed to make certain payments as outlined in Note 17, "Commitments and Contingencies." As the Company expects to continue to operate the casino areas and gaming equipment at its Macau Operations in the same manner as under the previous concession, obtain substantially all of the economic benefits, and bear all of the risks arising from the use of these assets, and believes it will be awarded a new concession upon the expiration of the Gaming Concession Contract, the Company will continue to recognize the casino areas and gaming equipment as property and equipment over their remaining estimated useful lives.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 - Goodwill and Intangible Assets, net

Goodwill and intangible assets, net consisted of the following (in thousands):

	December 31,
	2022	2021
Finite-lived intangible assets:
Macau gaming concession	$48,304	$42,300
Less: accumulated amortization	(48,304)	(41,114)
	—	1,186

Massachusetts gaming license	117,700	117,700
Less: accumulated amortization	(27,638)	(19,791)
	90,062	97,909

Other finite-lived intangible assets	65,194	76,317
Less: accumulated amortization	(8,920)	(5,969)
	56,274	70,348

Total finite-lived intangible assets	146,336	169,443

Indefinite-lived intangible assets:
Water rights and other	8,397	8,397
Total indefinite-lived intangible assets	8,397	8,397

Goodwill:
Balance at beginning of year	129,738	144,095
Foreign currency translation	(1,457)	(4,103)
Impairment	(37,761)	(10,254)
Balance end of period	90,520	129,738

Total goodwill and intangible assets, net	$245,253	$307,578

The Massachusetts gaming license is a finite-lived intangible asset that is being amortized over the 15 year life of the license. The Company expects that amortization of the Massachusetts gaming license will be $7.8 million each year from 2023 through 2033, and $3.7 million in 2034.

Other finite-lived intangible assets primarily consist of market access fees and gaming license fees. Market access fees relate to fees paid to gaming operators and other strategic partners that are approved or pending regulatory approval by a state's regulator to operate online casino wagering and online sports betting in certain jurisdictions. The Company amortizes market access fees over their stated contractual term, which is typically ten years. The Company expects that amortization of Other intangible assets will be $6.2 million in 2023, $4.9 million each year in 2024 and 2025, $4.1 million in 2026, $3.9 million in 2027, and $15.1 million thereafter.

During the year ended December 31, 2022, as a result of changes in forecasts and other industry-specific factors and management's decision to cease the operations of Betbull Limited ("BetBull"), a subsidiary of Wynn Interactive, the Company recognized impairment of goodwill and other finite-lived intangible assets of $37.8 million and $10.3 million, respectively. On November 12, 2021, Wynn Resorts announced the termination of a previously announced agreement and plan of merger which contemplated the combination of Wynn Interactive and a special purpose acquisition company. The Company concluded that the termination of the agreement constituted a potential indicator of impairment, and as a result of revisiting its estimated fair

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

value of the reporting units comprising Wynn Interactive based on a combination of the income and market approaches, recognized goodwill impairment of $10.3 million during the year ended December 31, 2021. Impairment of goodwill and intangible assets is recorded in Property charges and other in the accompanying Consolidated Statements of Operations.

Note 7 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2022	2021
Macau Related:
WM Cayman II Revolver, due 2025 (1)	$1,500,473	$1,287,766
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000

U.S. and Corporate Related:
WRF Credit Facilities (2):
WRF Term Loan, due 2024	837,500	887,500
WLV 4 1/4% Senior Notes, due 2023	500,000	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 7 3/4% Senior Notes, due 2025	600,000	600,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
Retail Term Loan, due 2025 (3)	615,000	615,000
	12,162,973	12,000,266
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(46,114)	(65,720)
	12,116,859	11,934,546
Less: Current portion of long-term debt	(547,543)	(50,000)
Total long-term debt, net of current portion	$11,569,316	$11,884,546
(1) The borrowings under the WM Cayman II Revolver bear interest at LIBOR or HIBOR plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis, subject to a floor on the interest rate margin of 2.625% per annum through June 30, 2023. Approximately $312.5 million and $1.19 billion of the WM Cayman II Revolver bears interest at a rate of LIBOR plus 2.875% per year and HIBOR plus 2.875% per year, respectively. As of December 31, 2022 and 2021, the weighted average interest rate was approximately 7.30% and 2.80%, respectively. As of December 31, 2022, the WM Cayman II Revolver was fully drawn.
(2) The WRF Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of December 31, 2022 and 2021, the weighted average interest rate was 6.14% and 1.86%, respectively. Additionally, as of December 31, 2022, the available borrowing capacity under the WRF Revolver was $837.0 million, net of $13.0 million in outstanding letters of credit. The Company repaid $716.0 million of the outstanding borrowings under the WRF Revolver in February 2021.
(3) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of December 31, 2022 and 2021, the effective interest rate was 5.45% and 2.70%, respectively.

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

The final maturity of all outstanding loans under the WM Cayman II Revolver is September 16, 2025, by which time any outstanding borrowings from the WM Cayman II Revolver must be repaid.

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

WML Senior Notes

During 2020, WML issued $1.00 billion of 5 1/2% Senior Notes due 2026 and $1.35 billion of 5 5/8% Senior Notes due 2028 (the "2026 and 2028 WML Senior Notes" and collectively with the WML 4 7/8% Senior Notes, due 2024, the WML 5 1/2% Senior Notes, due 2027, and the WML 5 1/8% Senior Notes, due 2029, the "WML Senior Notes"). The Company used the proceeds from the 2026 and 2028 WML Senior Notes to facilitate repayments on the Wynn Macau Credit Facilities and for general corporate purposes. The WML Senior Notes bear interest at each of their respective interest rates and interest is payable semi-annually. In connection with the issuance of the 2026 and 2028 WML Senior Notes, the Company paid fees and expenses totaling $20.7 million, which were recorded as debt issuance costs within the Consolidated Balance Sheets.

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

The WML Senior Notes were issued pursuant to indentures between WML and Deutsche Bank Trust Company Americas, as trustee (the "WML Senior Notes Indentures"). The WML Senior Notes Indentures contain covenants limiting WML’s (and certain of its subsidiaries’) ability to, among other things: merge or consolidate with another company; transfer or sell all or substantially all of its properties or assets; and lease all or substantially all of its properties or assets. The WML Senior Notes Indentures also contain customary events of default. In the case of an event of default arising from certain events of bankruptcy or insolvency, all WML Senior Notes then outstanding will become due and payable immediately without further action or notice.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. and Corporate Related Debt
WRF Credit Facilities

During 2019, WRF entered into a credit agreement (the "WRF Credit Agreement") providing for a first lien term loan facility in an aggregate principal amount of $1.00 billion (the "WRF Term Loan") and a first lien revolving credit facility in an aggregate principal amount of $850.0 million (the "WRF Revolver" and together with the WRF Term Loan, the "WRF Credit Facilities"). WRF used the net proceeds from the WRF Term Loan and the 2029 WRF Senior Notes (as defined below) to refinance the existing Wynn America credit facilities and the Wynn Resorts term loan and to pay related fees and expenses.

Subject to certain exceptions, the WRF Credit Facilities bear interest at LIBOR plus 1.75% per annum. The annual fee required to pay for unborrowed amounts under the WRF Revolver, if any, is 0.25% per annum. The Company is required to make quarterly repayments on the WRF Term Loan of $12.5 million, with any remaining principal amount outstanding repayable in full on September 20, 2024.

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

On April 10, 2020 and November 27, 2020, the WRF Credit Agreement was amended to, among other things, implement a financial covenant relief period (the "Financial Covenant Relief Period") through April 1, 2022 and implement a financial covenant increase period (the "Financial Covenant Increase Period") commencing on the first day after the expiration of the Financial Covenant Relief Period and ending on the first day of the fourth fiscal quarter after the expiration of the Financial Covenant Relief Period, unless earlier terminated by WRF. During the Financial Covenant Relief Period, the existing consolidated first lien net leverage ratio financial covenant was replaced with a minimum liquidity financial covenant that required WRF and its restricted subsidiaries to maintain liquidity of at least $325.0 million at all times (with liquidity being the sum of unrestricted operating cash, as defined in the WRF Credit Agreement, and the available borrowing capacity under the WRF Revolver). WRF terminated the Financial Covenant Relief Period during the first quarter of 2022. Following the termination of the Financial Covenant Relief Period, WRF may not permit the consolidated first lien net leverage ratio as of the last day of any fiscal quarter to exceed 3.75 to 1.00.

WRF Senior Notes

During 2020 and 2019, WRF and its subsidiary Wynn Resorts Capital Corp. (collectively with WRF, the "WRF Issuers"), each an indirect wholly owned subsidiary of the Company issued $600.0 million aggregate principal amount of 7 3/4% Senior Notes due 2025 (the "2025 WRF Senior Notes") and $750.0 million aggregate principal amount of 5 1/8% Senior Notes due 2029 (the "2029 WRF Senior Notes"), respectively. The Company used the proceeds from the 2025 Senior Notes for general corporate purposes. WRF used the net proceeds from the 2029 WRF Senior Notes to refinance the existing Wynn America credit facilities and the Wynn Resorts term loan and to pay related fees and expenses.

On February 16, 2023, the WRF Issuers issued $600.0 million aggregate principal amount of 7 1/8% Senior Notes due 2031 (the "2031 WRF Senior Notes," and collectively with the 2025 WRF Senior Notes and 2029 Senior Notes, the "WRF Senior Notes") pursuant to an indenture among the WRF Issuers, the guarantors party thereto, and the Trustee, in a private offering. The 2031 WRF Senior Notes were issued at par, for proceeds of $596.2 million, net of $3.8 million of related fees and expenses. Also on February 16, 2023, the WRF Issuers completed a cash tender offer for any and all of the outstanding principal amount of the 2025 WRF Senior Notes, and accepted for purchase valid tenders with respect to $506.5 million and paid a tender premium of $12.4 million. The Company used a portion of the net proceeds from the offering of the 2031 WRF

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Senior Notes to purchase such tendered 2025 WRF Senior Notes and to pay related fees and expenses, and intends to use the remaining net proceeds for general corporate purposes.

The WRF Senior Notes were issued pursuant to indentures (the "WRF Indentures") among the WRF Issuers, the guarantors party thereto, and U.S. Bank National Association, as trustee (the "Trustee"). The WRF Senior Notes bear interest at each of their respective interest rates and interest is payable semi-annually.

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

WLV Senior Notes

Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. ("Capital Corp." and together with Wynn Las Vegas, LLC, the "Issuers") issued $500.0 million 4 1/4% Senior Notes due 2023 (the "2023 WLV Senior Notes"), $1.80 billion 5 1/2% Senior Notes due 2025 (the “2025 WLV Senior Notes”), and $900.0 million 5 1/4% Senior Notes due 2027 (the 2027 WLV Senior Notes) pursuant to indentures, dated as of May 22, 2013 (the "2023 Indenture"), February 18, 2015 (the "2025 Indenture"), and May 11, 2017 (the "2027 Indenture"), respectively, among the Issuers, the Guarantors (as defined below) and the Trustee. The 2023 WLV Senior Notes, 2025 WLV Senior Notes, and 2027 WLV Senior Notes are collectively referred to as the "WLV Senior Notes." The 2023 Indenture, 2025 Indenture, and 2027 Indenture are collectively referred to as the "WLV Indentures."

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

In 2018, Wynn Resorts purchased $20.0 million principal amount of the 2025 WLV Senior Notes and 2027 WLV Senior Notes, respectively through open market purchases. As of December 31, 2022, Wynn Resorts holds this debt and has not contributed it to its wholly owned subsidiary, Wynn Las Vegas, LLC.

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

Retail Term Loan

On July 25, 2018, and as amended on May 5, 2020, Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC (collectively, the "Retail Borrowers"), subsidiaries of the Retail Joint Venture, entered into a term loan agreement (as amended, the "Retail Term Loan Agreement").

The Retail Term Loan Agreement provides for a term loan facility to the Retail Borrowers of $615.0 million (the "Retail Term Loan"). The Retail Term Loan is secured by substantially all of the assets of the Retail Borrowers. The Retail Term Loan matures on July 24, 2025 and bears interest at a rate of LIBOR plus 1.70% per annum. In accordance with the Retail Term Loan Agreement, the Retail Borrowers entered into an interest rate collar agreement with a LIBOR floor of 1.00% and a ceiling of 3.75%. The Retail Borrowers distributed approximately $589 million of the net proceeds of the Retail Term Loan to their members on a proportionate basis to each member's ownership percentage. The Retail Borrowers may prepay the Retail Term Loan, in whole or in part, at any time with no premium above the principal amount.

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

In accordance with the terms of the Retail Term Loan Agreement, the Retail Borrowers entered into a five year interest rate collar with a notional value of $615.0 million for a cash payment of $3.9 million in July 2018. The interest rate collar establishes a range whereby the Retail Borrowers will pay the counterparty if one-month LIBOR falls below the established floor rate of 1.00%, and the counterparty will pay the Retail Borrowers if one-month LIBOR exceeds the ceiling rate of 3.75%. The interest rate collar settles monthly through the termination date in August 2024. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rate, respectively. The Company measures the fair value of the interest rate collar at each balance sheet date based on a Black-Scholes option pricing model, which incorporates observable market inputs such as market volatility and interest rates, with changes in fair value recorded in earnings. As of December 31, 2022, the fair value of the interest rate collar was an asset of $10.4 million, of

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

which $6.7 million was recorded in Prepaid expenses and other, and $3.7 million was recorded in Other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2021, the fair value of the interest rate collar was a liability of $5.5 million, of which $3.9 million was recorded in Other accrued liabilities and $1.6 million was recorded in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

Debt Covenant Compliance

As of December 31, 2022, management believes the Company was in compliance with all debt covenants.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2022 were as follows (in thousands):

Years Ending December 31,
2023	$550,000
2024	1,387,500
2025	4,495,473
2026	1,000,000
2027	1,630,000
Thereafter	3,100,000
12,162,973
Unamortized debt issuance costs and original issue discounts and premium, net	(46,114)
$12,116,859

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of December 31, 2022 and 2021, was approximately $11.23 billion and $11.72 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $12.16 billion, and $12.00 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 8 - Stockholders' Equity (Deficit)

Equity Repurchase Program

In April 2016, the Company's board of directors authorized an equity repurchase program of up to $1.00 billion, which may include repurchases by the Company of its common stock from time to time through open market purchases, privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2022, the Company repurchased 2,956,331 shares of its common stock at average prices of $57.95 per share for an aggregate cost of $171.3 million under the equity repurchase program. Any shares repurchased pursuant to the equity repurchase program are held as treasury shares. During the year ended December 31, 2021, the Company did not repurchase any of its shares under the program. As of December 31, 2022, the Company had $628.8 million in repurchase authority remaining under the program.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2020, the Company recorded $107.5 million as a reduction of retained earnings from cash dividends declared.

Noncontrolling Interests

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

The WML board of directors concluded not to recommend the payment of a dividend with respect to the years ended December 31, 2022, 2021, and 2020 due to the financial impact of the COVID-19 pandemic. As such, WML paid no dividends during 2022, 2021, and 2020.

Retail Joint Venture

During the years ended December 31, 2022, 2021 and 2020, the Retail Joint Venture made aggregate distributions of $27.7 million, $18.8 million and $6.2 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 18, "Retail Joint Venture."

During the year ended December 31, 2022, in exchange for cash consideration of $50.0 million, the Company sold to Crown Acquisitions Inc. a 49.9% interest in certain additional retail space contributed by the Company to the Retail Joint Venture. In connection with this transaction, the Company recorded $48.6 million of additional paid-in capital and $1.5 million of noncontrolling interest, within Contribution from noncontrolling interest in the accompanying Consolidated Statement of Stockholders' Deficit for the year ended December 31, 2022.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	December 31, 2022	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,950,857	$490,683	$1,460,174	$—
Restricted cash	$132,550	$6,891	$125,659	$—
Interest rate collar	$10,408	$—	$10,408	$—

		Fair Value Measurements Using:
	December 31, 2021	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$500,977	$—	$500,977	$—
Restricted cash	$8,537	$6,950	$1,587	$—

Liabilities:
Interest rate collar	$5,548	$—	$5,548	$—

Note 10 - Benefit Plans

Defined Contribution Plans

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matches 50% of employee contributions, up to 6% of employees' eligible compensation. During the year ended December 31, 2022, 2021 and 2020, the Company recorded matching contribution expenses of $8.7 million, $8.0 million, and no contributions, respectively.

Wynn Macau SA also operates a defined contribution retirement benefit plan (the "Wynn Macau Plan"). Eligible employees are allowed to contribute 5% of their base salary to the Wynn Macau Plan and the Company matches any contributions. On July 1, 2019, the Company offered the option for the eligible Macau resident employees to join the non-mandatory central provident fund (the "CPF") system. Eligible Macau resident employees joining the Company from July 1, 2019 onwards have the option of enrolling in the CPF system while the Company's existing Macau resident employees who are currently members of the Wynn Macau Plan will be provided with the option of joining the CPF system or staying in the existing Wynn Macau Plan, which will continue to be in effect in parallel. The CPF system allows eligible employees to contribute 5% or more of their base salary to the CPF while the Company matches with a 5% of such salary as employer's contribution to the CPF. The Company's matching contributions vest to the employee at 10% per year with full vesting in ten years. The assets of the Wynn Macau Plan and the CPF are held separately from those of the Company in independently administered funds and overseen by the Macau government. Forfeitures of unvested contributions are used to reduce the Company's liability for its contributions payable. During the years ended December 31, 2022, 2021 and 2020, the Company recorded matching contribution expenses of $17.0 million, $17.2 million, and $19.5 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Multi-Employer Pension Plan

Wynn Las Vegas, LLC contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the collective-bargaining agreement with the Culinary Workers Union, Local 226, and Bartenders Union, Local 165, which expires July 31, 2023. The term of the collective-bargaining agreement was extended through Memoranda of Agreement that the Company and the Culinary and Bartenders' Unions entered into in April 2020 and January 2021, respectively. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the "Plan") (EIN: 88-6016617 Plan Number: 1). The Company recorded expenses of $13.5 million, $9.8 million, and $7.0 million for contributions to the Plan for the years ended December 31, 2022, 2021 and 2020, respectively. For the 2021 plan year, the most recent for which plan data is available, the Company's contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on information the Company received from the Plan, it was certified to be in neither endangered nor critical status for the 2021 plan year. Risks of participating in a multi-employer plan differ from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability; and (4) if the plan is terminated by withdrawal of all employers and if the value of the nonforfeitable benefits exceeds plan assets and withdrawal liability payments, employers are required by law to make up the insufficient difference.

Note 11 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	December 31, 2022	December 31, 2021	Increase/ (Decrease)	December 31, 2021	December 31, 2020	Increase/ (Decrease)
Casino outstanding chips and front money deposits (1)	$390,531	$352,830	$37,701	$352,830	$596,463	$(243,633)
Advance room deposits and ticket sales (2)	85,019	55,438	29,581	55,438	29,224	26,214
Other gaming-related liabilities (3)	31,265	26,515	4,750	26,515	7,882	18,633
Loyalty program and related liabilities (4)	35,083	34,695	388	34,695	22,736	11,959
	$541,898	$469,478	$72,420	$469,478	$656,305	$(186,827)
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

As of December 31, 2022, the Company had an aggregate of 2,322,022 shares of its common stock available for grant as share-based awards under the WRL Omnibus Plan.

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

The WML Share Option Plan was adopted for a period of 10 years commencing from May 30, 2019. The maximum number of shares which may be issued pursuant to the WML Share Option Plan is 519,695,860 shares. As of December 31, 2022, there were 496,951,860 shares available for issuance under the WML Share Option Plan.

WML Employee Share Ownership Scheme (the "WML Share Award Plan")

On June 30, 2014, WML adopted the WML Share Award Plan. The Share Award Plan allows for the grant of nonvested shares of WML's common stock to eligible employees. The WML Share Award Plan has been mandated under the plan to allot, issue and process the transfer of a maximum of 75,000,000 shares. As of December 31, 2022, there were 16,196,672 shares available for issuance under the WML Share Award Plan.

Wynn Interactive Ltd. 2020 Omnibus Incentive Plan (the "WIL Omnibus Plan")

On October 23, 2020, the Wynn Interactive board of directors adopted the WIL Omnibus Plan. The WIL Omnibus Plan, which is administered by the Wynn Interactive board of directors, allows for an aggregate number of shares totaling 101,419 for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other share-based awards to eligible participants. As of December 31, 2022, there were 9,171 shares available to grant under the WIL Omnibus Plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

The summary of stock option activity for the year ended December 31, 2022 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
WRL Omnibus Plan
Outstanding as of January 1, 2022	23,700	$80.42
Granted	42,569	$58.85
Exercised	—	$—
Forfeited or expired	(10,000)	$97.10
Outstanding as of December 31, 2022	56,269	$61.14	2.47	$1,200,294
Fully vested and expected to vest as of December 31, 2022	56,269	$61.14	2.47	$1,200,294
Exercisable as of December 31, 2022	56,269	$61.14	2.47	$1,200,294

WML Share Option Plan
Outstanding as of January 1, 2022	28,523,400	$1.87
Granted	4,784,000	$0.60
Exercised	—	$—
Forfeited or expired	(304,000)	$2.44
Outstanding as of December 31, 2022	33,003,400	$1.68	7.20	$4,517,675
Fully vested and expected to vest as of December 31, 2022	33,003,400	$1.68	7.20	$4,517,675
Exercisable as of December 31, 2022	14,549,600	$2.19	5.51	$413,900

WIL Omnibus Plan
Outstanding as of January 1, 2022	90,634	$1,143.48
Granted	37,812	$78.17
Exercised	(4,356)	$760.79
Forfeited or expired	(44,207)	$747.45
Outstanding as of December 31, 2022	79,883	$878.27	8.10	$—
Fully vested and expected to vest as of December 31, 2022	79,883	$878.27	8.10	$—
Exercisable as of December 31, 2022	54,971	$1,192.96	7.99	$—

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is provided for stock options under the Company's stock-based compensation plans (in thousands, except weighted average grant date fair value):

	Year Ended December 31,
	2022	2021	2020
WRL Omnibus Plan (1)
Weighted average grant date fair value	$18.56	$—	$—

WML Share Option Plan (2)
Weighted average grant date fair value	$0.26	$0.26	$0.54
Intrinsic value of stock options exercised	$—	$—	$57
Cash received from the exercise of stock options	$—	$—	$70

WIL Omnibus Plan (3)
Weighted average grant date fair value	$35.36	$159.51	$146.97
Intrinsic value of stock options exercised	$1,241	$—	$—
(1) As of December 31, 2022, there was no unamortized compensation expense related to stock options.
(2) As of December 31, 2022, there was $5.9 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.40 years.
(3) As of December 31, 2022, there was $4.0 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.88 years.

Option Valuation Inputs

The fair value of stock options granted under the WRL Omnibus Plan was estimated on the date of grant using the following weighted average assumption:

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield	—%	—%	—%
Expected volatility	56.9%	—%	—%
Risk-free interest rate	2.7%	—%	—%
Expected term (years)	1.8	—	—

The fair value of stock options granted under WML's Share Option Plan was estimated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield	1.3%	2.9%	4.7%
Expected volatility	45.7%	46.4%	42.6%
Risk-free interest rate	3.2%	1.1%	1.0%
Expected term (years)	6.5	6.5	6.5

The fair value of stock options granted under the WIL Omnibus Plan was estimated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield	—%	—%	—%
Expected volatility	47.5%	50.0%	50.0%
Risk-free interest rate	2.93%	0.60%	0.61%
Expected term (years)	5.1	6.3	6.5

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nonvested and performance nonvested shares

The summary of nonvested and performance nonvested share activity under the Company's stock-based compensation plans for the year ended December 31, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value
WRL Omnibus Plan
Nonvested as of January 1, 2022	901,628	$118.09
Granted	692,234	$62.34
Vested	(639,870)	$91.37
Forfeited	(115,521)	$115.97
Nonvested as of December 31, 2022	838,471	$93.18

WML Share Award Plan
Nonvested as of January 1, 2022	10,024,737	$2.06
Granted	31,745,495	$0.62
Vested	(18,604,189)	$0.91
Forfeited	(2,847,597)	$1.28
Nonvested as of December 31, 2022	20,318,446	$0.97

WIL Omnibus Plan
Nonvested as of January 1, 2022	4,040	$3,150.00
Granted	16,669	$449.92
Vested	(3,899)	$508.97
Forfeited	(5,924)	$1,361.38
Nonvested as of December 31, 2022	10,886	$37.20

Certain members of the executive management team receive grants of nonvested share awards that are subject to service and performance conditions. Generally, these awards vest if certain fair share metrics (as approved by the Company's Compensation Committee of the Board of Directors) are attained over a one-, two-, or three-year performance period. The Company records expense for these awards if it determines that vesting is probable. At December 31, 2022, all performance nonvested awards were deemed to be probable of vesting; however, none of the performance criteria contingencies have been resolved. The activity for these performance nonvested shares is included in the table above.

The following is provided for the share awards under the Company's stock-based compensation plans (in thousands, except weighted average grant date fair value):

	Year Ended December 31,
	2022	2021	2020
WRL Omnibus Plan
Weighted average grant date fair value	$62.34	$108.68	$99.21
Fair value of shares vested	$52,965	$41,133	$34,068

WML Share Award Plan
Weighted average grant date fair value	$0.62	$1.56	$1.86
Fair value of shares vested	$20,547	$4,771	$8,371

As of December 31, 2022, there was $40.1 million of unamortized compensation expense related to nonvested shares, which is expected to be recognized over a weighted average period of 2.09 years under the WRL Omnibus Plan. As of December 31, 2022, there was $11.1 million of unamortized compensation expense, which is expected to be recognized over a weighted average period of 2.96 years under the WML Share Award Plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Annual Incentive Bonus

Certain members of the Company's management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $6.6 million, $9.3 million and $5.7 million for each of the years ended December 31, 2022, 2021 and 2020, respectively. The Company settled its obligations for the 2022, 2021, and 2020 annual incentive bonuses by issuing 67,320, 108,224, and 58,058 of vested shares with a weighted-average grant date fair value of $98.61, $85.80, and $108.03, in January of the respective following year.

Compensation Cost

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Casino (1)	$12,401	$13,899	$8,538
Rooms	1,252	1,525	1,618
Food and beverage	2,417	3,264	3,189
Entertainment, retail and other (2)	10,964	19,978	432
General and administrative	40,593	56,572	48,477
Total stock-based compensation expense	67,627	95,238	62,254
Total stock-based compensation capitalized	3,246	5,058	2,212
Total stock-based compensation costs	$70,873	$100,296	$64,466
(1) In 2020, reflects the reversal of $3.3 million of compensation cost previously recognized for awards forfeited in connection with the departure of an employee.
(2) In 2021, reflects compensation cost of $2.7 million recognized in connection with the vesting of restricted stock performance awards.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized income tax benefits in the Consolidated Statements of Operations of $9.3 million, $14.9 million, and $9.3 million, respectively, related to stock-based compensation expense. Additionally, during the years ended December 31, 2022, 2021, and 2020, the Company realized tax benefits of $8.9 million, $8.0 million, and $3.7 million, respectively, related to stock option exercises and restricted stock vesting that occurred in those years.

Note 13 - Income Taxes

Consolidated income (loss) before taxes for United States ("U.S.") and foreign operations consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$339,513	$(264,323)	$(821,012)
Foreign	(1,039,549)	(747,193)	(941,263)
Total	$(700,036)	$(1,011,516)	$(1,762,275)

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax provision (benefit) attributable to income before income taxes is as follows (in thousands):

	December 31,
	2022	2021	2020
Current
U.S. Federal	$825	$—	$(2)
U.S. State	2,882	—	309
Foreign	2,510	2,746	1,879
Total	6,217	2,746	2,186
Deferred
U.S. Federal	1,450	(176)	563,658
U.S. State	1,674	(20)	(1,095)
Foreign	(9)	(2,076)	(78)
Total	3,115	(2,272)	562,485
Total income tax provision (benefit)	$9,332	$474	$564,671

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	December 31,
	2022	2021	2020
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State tax	0.3%	1.6%	—%
Foreign tax credits, net of valuation allowance	12.5%	0.7%	(31.8)%
Non-taxable foreign income	(5.7)%	(3.0)%	(2.2)%
Foreign tax rate differential	(17.0)%	(9.4)%	(5.3)%
Valuation allowance, other	(3.1)%	(6.8)%	(11.1)%
Other, net	(9.3)%	(4.1)%	(2.6)%
Effective income tax rate	(1.3)%	—%	(32.0)%

Wynn Macau SA received a five year exemption from Macau's 12% Complementary Tax on casino gaming profits through December 31, 2020. In April 2020, Wynn Macau SA received an extension of the exemption from Macau's 12% Complementary Tax on casino gaming profits earned from January 1, 2021 to June 26, 2022. In September 2022, Wynn Macau SA received an extension of the exemption from the Complementary Tax on casino gaming profits through December 31, 2022. In December 2022, the Wynn Macau SA applied for an exemption from Complementary Tax on casino gaming profits commencing January 1, 2023. The application is subject to approval.

For the years ended December 31, 2022 and 2021, the Company did not have any casino gaming profits exempt from the Macau Complementary Tax. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

Wynn Macau SA also entered into an agreement with the Macau government that provides for an annual payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of Wynn Macau SA on dividend distributions through 2020. In March 2021, the Company received an extension of its Macau dividend tax agreement, providing for a payment of MOP 12.8 million (approximately $1.6 million) for 2021 and MOP 6.3 million (approximately $0.8 million) for the period ending June 26, 2022. In December 2022, Wynn Macau SA applied for an extension of this agreement from June 27, 2022 through December 31, 2022, the date Concession Extension Agreement expired. The extension is subject to approval. As a result of the stockholder dividend tax agreements, income tax expense includes $1.6 million for each of the years ended December 31, 2022, 2021, and 2020.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. During the years ended December 31, 2022 and 2021, the aggregate valuation allowance for deferred tax assets decreased $64.1 million and $485.4 million, respectively. The 2022 decrease is primarily related to utilization of FTCs and expiration of NOL carryforwards. The 2021 decrease is primarily related to the expiration of FTCs.

The Company recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock and accrued dividends of $0.7 million, $1.9 million, and $1.2 million for the years ended December 31, 2022, 2021, and 2020, respectively, in excess of the amounts reported for such items as compensation costs under accounting standards related to stock-based compensation.

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets—U.S.:
Foreign tax credit carryforwards	$1,917,822	$2,000,145
Disallowed interest expense carryforward	164,676	154,530
Net operating loss carryforward	107,407	89,665
Lease liability	366,519	22,021
Property and Equipment	15,220	28,710
Receivables, inventories, accrued liabilities and other	16,610	21,714
Stock-based compensation	8,332	12,488
Other tax credit carryforwards	11,289	10,784
Intangibles and related other	25,423	28,038
Other	5,849	553
	2,639,147	2,368,648
Less: valuation allowance	(2,253,912)	(2,329,495)
	385,235	39,153
Deferred tax liabilities—U.S.:
Leased asset	(366,519)	(22,021)
Prepaid insurance, maintenance and taxes	(14,138)	(14,271)
Property and equipment	(194)	(1,217)
Other	(7,612)	(1,749)
	(388,463)	(39,258)
Deferred tax assets—Foreign:
Net operating loss carryforwards	109,114	99,873
Property and equipment	74,439	69,166
Pre-opening expenses	—	1,536
Other	3,688	6,060
	187,241	176,635
Less: valuation allowance	(183,290)	(171,768)
	3,951	4,867
Deferred tax liabilities—Foreign:
Property and equipment	(2,628)	(3,352)
Intangibles	—	(77)
	(2,628)	(3,429)

Net deferred tax asset (liability)	$(1,905)	$1,333

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2022, the Company had FTC carryforwards (net of uncertain tax positions) of $1.9 billion. Of this amount, $673.7 million will expire in 2023, $710.7 million in 2024, $47.2 million in 2025 and $486.2 million in 2027. The Company has a disallowed interest carryforward of $719.2 million which does not expire. As of December 31, 2022, the Company had U.S. federal tax loss carryforwards of $417.3 million. As of December 31, 2021, the Company had U.S. federal and state tax loss carryforwards of $343.1 million and $74.4 million, respectively. U.S. federal tax loss carryforwards do not expire. The Company incurred foreign tax losses of $424.2 million, $394.1 million and $378.6 million during the tax years ended December 31, 2022, 2021 and 2020, respectively. The majority of foreign tax loss carryforwards expire in 2025, 2024 and 2023, respectively.

The Company records valuation allowances on certain of its U.S. and foreign deferred tax assets. In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration is given to all positive and negative evidence including recent operating profitability, forecast of future earnings, ability to carryback, the reversal of net taxable temporary differences, the duration of statutory carryforward periods and tax planning strategies. The Company relied solely on the reversal of net taxable temporary differences in assessing the need for a valuation allowance in the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company had valuation allowances provided on its deferred tax assets as follows (in thousands):

	December 31,
	2022	2021
Foreign tax credits	$1,912,955	$2,000,145
Disallowed interest expense carryforwards	157,990	154,530
Intangible assets	27,164	29,081
U.S. loss carryforwards	107,407	89,665
Other U.S. deferred tax assets	48,396	56,073
Foreign loss carryforwards	109,283	99,971
Other foreign deferred tax assets	74,007	71,798
Total	$2,437,202	$2,501,263

The Company had the following activity for unrecognized tax benefits as follows (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of period	$141,515	$107,661	$104,295
Increases based on tax positions of the current year	12,068	14,079	7,061
Increases based on tax positions of prior years	—	66,043	—
Reductions based on tax positions of prior years	(2,637)	(35,633)	—
Reductions due to lapse in statutes of limitations	(14,967)	(10,635)	(3,695)
Balance at end of period	$135,979	$141,515	$107,661

As of December 31, 2022, 2021 and 2020, unrecognized tax benefits of $135.9 million, $141.5 million and $107.7 million, respectively, were recorded as reductions in deferred income taxes, net. The Company had no unrecognized tax benefits recorded in other long-term liabilities as of December 31, 2022, 2021 and 2020.

As of December 31, 2022, 2021 and 2020, $69.0 million, $74.3 million and $40.2 million, respectively, of unrecognized tax benefits would, if recognized, impact the effective tax rate.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. During each of the years ended December 31, 2022, 2021 and 2020, the Company recognized no interest and penalties.

The Company anticipates that the 2018 statute of limitations will expire in the next 12 months for certain foreign tax jurisdictions. Also, the Company's unrecognized tax benefits include certain income tax accounting methods, which govern the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

timing and deductibility of income tax deductions. As a result, the Company's unrecognized tax benefits could decrease up to $4.3 million over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company's income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. The Company's 2002 to 2018 domestic income tax returns remain subject to examination by the IRS to the extent tax attributes carryforward to future years. The Company's 2019 to 2021 domestic income tax returns also remain subject to examination by the IRS. The Company's 2018 to 2021 Macau income tax returns remain subject to examination by the Financial Services Bureau.

The Company has participated in the IRS Compliance Assurance Program ("CAP") for the 2012 through 2022 tax years and will continue to participate in the IRS CAP for the 2023 tax year.

On December 31, 2020, 2021 and 2022, the statute of limitations for the 2015, 2016, and 2017 Macau Complementary tax return expired, respectively. As a result of the expiration of the statute of limitations for the Macau Complementary Tax return, the total amount of unrecognized tax benefits decreased by $3.7 million, $10.6 million, and $15.0 million, respectively.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to Wynn Resorts, Limited	$(423,856)	$(755,786)	$(2,067,245)

Denominator:
Weighted average common shares outstanding	113,623	113,760	106,745
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	—	—	—
Weighted average common and common equivalent shares outstanding	113,623	113,760	106,745

Net loss attributable to Wynn Resorts, Limited per common share, basic	$(3.73)	$(6.64)	$(19.37)
Net loss attributable to Wynn Resorts, Limited per common share, diluted	$(3.73)	$(6.64)	$(19.37)

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	895	925	1,044

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15 - Leases

Lessee Arrangements

The following table summarizes the balance sheet classification of the Company's lease assets and liabilities (in thousands):

		December 31,
	Balance Sheet Classification	2022	2021
Assets
Operating leases	Operating lease assets	$1,853,164	$371,365
Finance leases	Property and equipment, net	$52,848	$64,646

Current liabilities
Operating leases	Other accrued liabilities	$9,905	$10,881
Finance leases	Other accrued liabilities	$18,416	$16,041

Non-current liabilities
Operating leases	Long-term operating lease liabilities	$1,615,157	$115,187
Finance leases	Other long-term liabilities	$29,407	$44,018

The following tables disclose the components of the Company's lease cost, supplemental cash flow disclosures, and other information regarding the Company's lease arrangements (in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease cost:
Operating lease cost	$18,321	$22,878	$29,574
Triple-net operating lease cost related to Encore Boston Harbor	11,773	—	—
Short-term lease cost	21,060	16,224	11,363
Amortization of leasehold interests in land	13,728	13,862	13,885
Variable lease cost	1,081	911	194
Finance lease interest cost	2,131	2,216	1,604
Total lease cost	$68,094	$56,091	$56,620

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$1,519,628	$3,761	$11,625
Finance lease liabilities arising from obtaining finance lease assets	$5,906	$7,423	$56,215
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities - Operating leases	$26,094	$21,404	$28,873
Cash used in financing activities - Finance leases	$18,188	$15,658	$5,916

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2022	2021	2020
Other information:
Weighted-average remaining lease term - Operating leases	31.1 years	46.5 years	43.9 years
Weighted-average remaining lease term - Finance leases	16.0 years	14.0 years	13.6 years

Weighted-average discount rate - Operating leases	8.0%	6.6%	6.5%
Weighted-average discount rate - Finance leases	5.0%	4.7%	4.5%

The following table presents an analysis of lease liability maturities as of December 31, 2022 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2023	$136,924	$19,913
2024	136,243	12,505
2025	136,457	1,788
2026	136,788	1,457
2027	138,849	1,132
Thereafter	3,946,778	62,784
Total undiscounted cash flows	$4,632,039	$99,579
Present value
Short-term lease liabilities	$9,905	$18,416
Long-term lease liabilities	1,615,157	29,407
Total lease liabilities	$1,625,062	$47,823
Interest on lease liabilities	$3,006,977	$51,756

Encore Boston Harbor Lease

The Company leases the real estate assets of Encore Boston Harbor pursuant to a triple-net operating lease agreement with an initial term of 30 years from December 2022 to November 2052, which may be renewed for one additional thirty-year term. The lease has an initial base rent of $100 million, which increases at a fixed rate of 1.75% for the first ten years and the greater of 1.75% or change in consumer price index, subject to a cap of 2.5%, for the remaining term of the lease. In addition, certain fixed payments in lieu of taxes ("PILOT") made on behalf of the lessor are included in lease payments for the purpose of measuring the associated operating lease assets and liabilities.

The lease payments, inclusive of PILOT payments, are $120.1 million in 2023, $123.7 million in 2024, $126.1 million in 2025, $128.5 million in 2026, $130.9 million in 2027, and $3.56 billion thereafter. At December 31, 2022, the total liability associated with the lease was $1.51 billion.

Ground Leases

Undeveloped Land - Las Vegas

The Company leases approximately 16 acres of undeveloped land on Las Vegas Boulevard directly across from Wynn Las Vegas in Las Vegas, Nevada, pursuant to a lease agreement which expires in 2097. The ground lease payments, which increase at a fixed rate over the term of the lease, are $3.9 million in 2023, $4.0 million per year from 2024 to 2027 and total payments of $351.8 million thereafter. As of December 31, 2022 and 2021, the liability associated with this lease was $64.3 million and $63.7 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2022 and 2021, operating lease assets included approximately $83.6 million and $84.7 million, respectively, related to an amount allocated to the leasehold interest in land upon the acquisition of a group of assets in 2018. The Company expects that the amortization of this amount will be $1.1 million each year from 2023 through 2096 and $0.7 million in 2097.

Macau Land Concessions

Wynn Palace and Wynn Macau were built on land that is leased under Macau land concession contracts each with terms of 25 years from May 2012 and August 2004, respectively, which may be renewed with government approval for successive 10-year periods in accordance with Macau legislation. The land concession payments are expected to be $1.6 million per year through 2027 and total payments of $10.8 million thereafter through 2037. At December 31, 2022 and 2021, the total liability associated with these leases was $13.6 million and $14.5 million, respectively.

At December 31, 2022 and 2021, operating lease assets included $154.1 million and $166.7 million of leasehold interests in land related to the Wynn Palace and Wynn Macau land concessions. The Company expects that the amortization associated with these leasehold interests will be approximately $12.5 million per year from 2023 through 2028 and approximately $9.4 million per year thereafter through 2037.

Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Minimum rental income (1)	$126,226	$104,860	$77,946
Contingent rental income	62,586	97,521	56,889
Total rental income	$188,812	$202,381	$134,835
(1) For the year ended December 31, 2020, reflects the impact of rent concessions provided to tenants.

The following table presents the future minimum rentals to be received under operating leases (in thousands):

Year Ending December 31,	Operating Leases
2023	$120,786
2024	112,913
2025	99,296
2026	65,694
2027	47,228
Thereafter	50,370
Total future minimum rentals	$496,287

Note 16 - Related Party Transactions

Home Purchase

In 2022, Linda Chen, President and Executive Director of Wynn Macau SA exercised an option to purchase a home provided by the Company for her use for no consideration, as provided by the terms of her employment agreement. Based on a third-party appraisal as of the date of option exercise, the estimated fair value of the home was $6.4 million. The home purchase closed during the third quarter of 2022.

Cooperation Agreement

On August 3, 2018, the Company entered into a Cooperation Agreement (the "Cooperation Agreement") with Elaine P. Wynn regarding the composition of the Company's Board of Directors and certain other matters, including, among other things, the appointment of Mr. Philip G. Satre to the Company's Board of Directors, standstill restrictions, releases, non-disparagement,

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reimbursement of expenses and the grant of certain complimentary privileges. The term of the Cooperation Agreement expires on the date that Mr. Satre no longer serves as Chair of the Board, unless earlier terminated pursuant to the circumstances described in the Cooperation Agreement.

Amounts Due to Officers, Directors and Former Directors

The Company periodically provides services to certain executive officers, directors or former directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers, directors or former directors reimburse the Company. The Company requires prepayment for any such services, which amounts are replenished on an ongoing basis as needed. As of December 31, 2022 and 2021, these net deposit balances with the Company were immaterial, as were the services provided.

Note 17 - Commitments and Contingencies

Macau Gaming Concession

Wynn Macau SA committed to make the following payments throughout the term of the Gaming Concession Contract:

(i) Gaming premium - The gaming premium is composed of (a) a fixed portion in an amount equal to MOP30.0 million (approximately $3.7 million) per year; and (b) a variable annual portion of (1) MOP300,000 (approximately $37 thousand) per gaming table located in special gaming halls reserved exclusively to particular games or players; (2) MOP150,000 (approximately $19 thousand) per gaming table that is not reserved exclusively to particular games or players; and (3) MOP1,000 (approximately $125) per gaming machine, including slot machines, operated by Wynn Macau SA. The amount of the variable portion of the premium cannot be less than the amount that would result from the permanent operation of 500 gaming tables and 1,000 gaming machines, i.e., MOP76.0 million (approximately $9.5 million). A minimum average annual gross gaming revenue of MOP7.0 million (approximately $0.9 million) per gaming table and MOP300,000 (approximately $37 thousand) per gaming machine has been set by Macau government. If Wynn Macau SA fails to reach such minimum gross gaming revenue, Wynn Macau SA will be required to pay a special premium equal to the difference between the special gaming tax calculated based on the actual gross gaming revenue and that of such minimum gross gaming revenue;

(ii) Special levies, totaling 5% of gross gaming revenues. The Macau government may reduce the special levies payable by Wynn Macau SA (1) based on Wynn Macau SA’s contribution to the attraction of tourists who enter Macau for tourism and business purposes and hold travel documents issued by countries or regions other than the People’s Republic of China; (2) if Wynn Macau SA’s operations are adversely affected by abnormal, unpredictable or force majeure circumstances associated with the prevailing economic conditions of Macau; or (3) factors as determined by the Chief Executive of Macau; and

(iii) Special gaming tax assessed at the rate of 35% of gross gaming revenues.

In accordance with the terms of the Property Transfer Agreements (as defined in Note 5, "Property and Equipment, net"), Wynn Macau SA will pay the Macau government an annual amount of MOP53.1 million (approximately $6.6 million) during each of the years ending December 31, 2023, 2024, and 2025, and an annual amount of MOP177.0 million (approximately $22.0 million) during each of the remaining years of the term of the Gaming Concession Contract through December 31, 2032; subject to adjustment in each year based on the average price index in Macau. Pursuant to the Gaming Concession Contract, Wynn Macau SA will revert to Macau government the casino areas and gaming equipment, without compensation and free of encumbrance upon the rescission or termination of the gaming concession on December 31, 2032.

Wynn Macau SA also committed to make certain non-gaming and gaming investments in the amount of MOP17.73 billion (approximately $2.21 billion) over the course of the ten-year term of the Gaming Concession Contract. MOP16.50 billion (approximately $2.05 billion) of the committed investment will be used for non-gaming capital projects and event programming in connection with, among others, attraction of foreign tourists, conventions and exhibitions, entertainment performances, sports events, culture and art, health and wellness, themed amusement, gastronomy, community tourism and maritime tourism. Wynn Macau SA will be required to increase its investment in non-gaming projects by 20% in the following year if market-wide gross gaming revenues increase to MOP180.00 billion (approximately $22.41 billion) in any one year (the "Trigger Event"). The required increase will be reduced to 16%, 12%, 8%, 4% or 0%, respectively, if the Trigger Event occurs during the sixth, seventh, eighth, ninth or tenth year of the concession period, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three to five year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts). As of December 31, 2022, the Company was obligated to make future payments of $77.6 million, $52.9 million, $18.7 million, $2.2 million, $1.6 million and $3.9 million during the years ending December 31, 2023, 2024, 2025, 2026, 2027 and thereafter, respectively.

Other Commitments

The Company has additional commitments for open purchase orders, construction contracts, payment obligations to communities surrounding Encore Boston Harbor, and performance and other miscellaneous contracts. As of December 31, 2022, the Company was obligated under these arrangements to make future minimum payments as follows (in thousands):

Year Ending December 31,
2023	$344,283
2024	98,610
2025	47,869
2026	37,179
2027	34,868
Thereafter	161,847
Total minimum payments	$724,656

Letters of Credit

As of December 31, 2022, the Company had outstanding letters of credit of $13.0 million.

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

The Company believes these cases are without merit and unfounded and intends to vigorously defend against the remaining claims pleaded against Wynn Macau SA in these lawsuits. The Company has made estimates for potential litigation costs based upon its assessment of the likely outcome and has recorded provisions for such amounts in the accompanying consolidated financial statements. No assurances can be provided as to the outcome of the pending Dore cases, and actual results may differ from these estimates.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Securities Class Action

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

The defendants in this action intend to vigorously defend against the claims pleaded against them and believe that the claims are without merit. This action is in the preliminary stages and the Company has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or reasonably estimate the range of possible loss, if any.

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

Note 18 - Retail Joint Venture

In December 2016, the Company entered into the Retail Joint Venture with Crown Acquisitions Inc. ("Crown") to own and operate approximately 88,000 square feet of existing retail space at Wynn Las Vegas. In November 2017 and March 2022, the Company contributed approximately 74,000 square feet and 70,000 square feet of additional retail space to the Retail Joint Venture. The Company maintains a 50.1% ownership in the Retail Joint Venture and is the managing member. The Company's responsibilities with respect to the Retail Joint Venture include day-to-day business operations, property management services and a role in the leasing decisions of the retail space.

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

As of December 31, 2022 and 2021, the Retail Joint Venture had total assets of $102.9 million and $98.0 million, respectively, and total liabilities of $620.9 million and $624.4 million, respectively. The Retail Joint Venture's total liabilities as of December 31, 2022 and 2021 included long-term debt of $613.5 million and $612.9 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19 - Segment Information

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the Company's segment information (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating revenues
Macau Operations:
Wynn Palace
Casino	$255,886	$677,917	$368,284
Rooms	40,079	69,022	46,110
Food and beverage	35,546	47,985	43,198
Entertainment, retail and other (1)	78,778	88,083	47,828
	410,289	883,007	505,420
Wynn Macau
Casino	216,639	476,999	344,595
Rooms	25,691	50,492	39,111
Food and beverage	25,334	32,420	33,094
Entertainment, retail and other (1)	43,585	66,104	57,857
	311,249	626,015	474,657
Total Macau Operations	721,538	1,509,022	980,077

Las Vegas Operations:
Casino	535,279	426,440	236,826
Rooms	651,291	425,777	202,073
Food and beverage	702,515	489,587	216,426
Entertainment, retail and other (1)	243,051	161,877	92,622
Total Las Vegas Operations	2,132,136	1,503,681	747,947

Encore Boston Harbor:
Casino	624,738	552,064	287,525
Rooms	85,078	47,280	20,679
Food and beverage	82,818	63,919	36,866
Entertainment, retail and other (1)	38,439	28,260	16,596
Total Encore Boston Harbor	831,073	691,523	361,666

Wynn Interactive:
Entertainment, retail and other	72,078	59,438	6,171
Total Wynn Interactive	72,078	59,438	6,171

Total operating revenues	$3,756,825	$3,763,664	$2,095,861

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2022	2021	2020
Adjusted Property EBITDAR (2)
Macau Operations:
Wynn Palace	$(96,557)	$91,646	$(149,647)
Wynn Macau	(124,047)	4,209	(87,189)
Total Macau Operations	(220,604)	95,855	(236,836)
Las Vegas Operations	801,095	530,878	(56,356)
Encore Boston Harbor	243,386	210,068	(23,762)
Wynn Interactive	(98,490)	(267,360)	(7,351)
Total	725,387	569,441	(324,305)
Other operating expenses
Pre-opening	20,643	6,821	6,506
Depreciation and amortization	692,318	715,962	725,502
Gain on EBH Transaction, net	(181,989)	—	—
Property charges and other	113,152	50,762	67,455
Corporate expenses and other (3)	102,539	95,199	46,023
Stock-based compensation	67,627	95,238	62,254
Triple-net operating lease rent expense	11,773	—	—
Total other operating expenses	826,063	963,982	907,740
Operating loss	(100,676)	(394,541)	(1,232,045)
Other non-operating income and expenses
Interest income	29,758	3,213	15,384
Interest expense, net of amounts capitalized	(650,885)	(605,562)	(556,474)
Change in derivatives fair value	15,956	11,360	(13,060)
Loss on extinguishment of debt	—	(2,060)	(4,601)
Other	5,811	(23,926)	28,521
Total other non-operating income and expenses	(599,360)	(616,975)	(530,230)
Loss before income taxes	(700,036)	(1,011,516)	(1,762,275)
Provision for income taxes	(9,332)	(474)	(564,671)
Net loss	(709,368)	(1,011,990)	(2,326,946)
Net loss attributable to noncontrolling interests	285,512	256,204	259,701
Net loss attributable to Wynn Resorts, Limited	$(423,856)	$(755,786)	$(2,067,245)
(1)Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 15, "Leases".
(2)"Adjusted Property EBITDAR" is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, gain on EBH Transaction, net, property charges and other, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on extinguishment of debt, and other non-operating income and expenses. We use Adjusted Property EBITDAR to manage the operating results of our segments. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations preopening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, the Company's calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(3)For the year ended December 31, 2020, includes a $30.2 million net gain recorded in relation to a derivative litigation settlement.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2022	2021	2020
Capital expenditures
Macau Operations:
Wynn Palace	$31,946	$37,169	$46,717
Wynn Macau	13,003	25,249	49,845
Total Macau Operations	44,949	62,418	96,562
Las Vegas Operations	226,386	168,788	85,882
Encore Boston Harbor	20,187	38,730	61,342
Wynn Interactive	4,925	13,624	5,603
Corporate and other	3,680	7,097	40,726
Total	$300,127	$290,657	$290,115

	December 31,
	2022	2021	2020
Assets
Macau Operations:
Wynn Palace	$2,884,073	$3,122,424	$3,393,790
Wynn Macau	1,430,051	1,032,521	1,202,709
Other Macau	268,017	1,173,913	2,026,098
Total Macau Operations	4,582,141	5,328,858	6,622,597
Las Vegas Operations	3,168,597	3,063,897	2,992,870
Encore Boston Harbor	2,080,424	2,193,117	2,300,016
Wynn Interactive	213,837	287,805	265,945
Corporate and other	3,370,101	1,657,149	1,688,119
Total	$13,415,100	$12,530,826	$13,869,547

	December 31,
	2022	2021	2020
Long-lived assets
Macau	$3,382,284	$3,678,236	$3,989,797
United States	5,570,249	5,604,531	5,738,343
Total	$8,952,533	$9,282,767	$9,728,140

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarterly Consolidated Financial Information (Unaudited)

The following tables (in thousands, except per share data) present selected quarterly financial information for 2022 and 2021, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	Year Ended December 31, 2022
	First	Second	Third	Fourth	Year
Operating revenues	$953,334	$908,832	$889,722	$1,004,937	$3,756,825
Operating income (loss)	$(94,865)	$(52,028)	$(52,991)	$99,208	$(100,676)
Net loss	$(254,610)	$(213,422)	$(207,791)	$(33,545)	$(709,368)
Net income (loss) attributable to Wynn Resorts, Limited	$(183,324)	$(130,051)	$(142,892)	$32,411	$(423,856)
Basic income (loss) per share	$(1.59)	$(1.14)	$(1.27)	$0.29	$(3.73)
Diluted income (loss) per share	$(1.59)	$(1.14)	$(1.27)	$0.29	$(3.73)

	Year Ended December 31, 2021
	First	Second	Third	Fourth	Year
Operating revenues	$725,783	$990,113	$994,644	$1,053,124	$3,763,664
Operating loss	$(175,732)	$(29,521)	$(83,664)	$(105,624)	$(394,541)
Net loss	$(336,179)	$(173,397)	$(245,983)	$(256,431)	$(1,011,990)
Net loss attributable to Wynn Resorts, Limited	$(280,978)	$(131,369)	$(166,249)	$(177,190)	$(755,786)
Basic loss per share	$(2.53)	$(1.15)	$(1.45)	$(1.54)	$(6.64)
Diluted loss per share	$(2.53)	$(1.15)	$(1.45)	$(1.54)	$(6.64)

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young, LLP, an independent registered public accounting firm. Their report appears under "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2023 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 (the "2023 Proxy Statement") under the captions "Election of Directors," "Executive Officers," "Board Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

As part of the Company's commitment to integrity, the Board of Directors has adopted a Code of Business Conduct and Ethics ("Code") applicable to all directors, officers and employees of the Company and its subsidiaries. This Code is periodically reviewed by the Board of Directors. In the event we determine to amend or waive certain provisions of this Code, we intend to disclose such amendments or waivers on our website at https://wynnresortslimited.gcs-web.com/corporate-governance/code-business-conduct-and-ethics within four business days following such amendment or waiver or as otherwise required by the Nasdaq listing standards.

Item 11. Executive Compensation

The information called for by this item will be contained in the 2023 Proxy Statement under the captions "Non-Employee Director Compensation Table" and "Compensation Discussion and Analysis" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item will be contained in the 2023 Proxy Statement under the caption "Certain Beneficial Ownership and Management," and is incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance, aggregated as to: (i) all compensation plans previously approved by stockholders, and (ii) all compensation plans not previously approved by stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by security holders	56,269	$61.14	2,322,022
Equity compensation plans not approved by security holders	—	—	—
Total	56,269	$61.14	2,322,022

Certain information required by this item will be contained in the 2023 Proxy Statement under the caption "Certain Beneficial Ownership and Management," and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be contained in the 2023 Proxy Statement under the caption "Certain Relationships and Transactions," and "Governance," and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this item will be contained in the 2023 Proxy Statement under the caption "Ratification of Appointment of Registered Public Accounting Firm," and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2022 and 2021
•Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020
•Notes to Consolidated Financial Statements
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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Provision for Credit Losses	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for credit losses:
2022	$111,319	(7,295)	(25,182)	$78,842
2021	$100,329	29,487	(18,497)	$111,319
2020	$39,317	64,375	(3,363)	$100,329

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred income tax asset valuation allowance:
2022	$2,501,263	108,150	(172,211)	$2,437,202
2021	$2,986,684	142,058	(627,479)	$2,501,263
2020	$2,759,431	264,366	(37,113)	$2,986,684

(a)3. Exhibits
Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date
2.1	Equity Purchase Agreement, dated as of February 14, 2022 by and between Wynn MA, LLC and Realty Income Corporation.	8-K	2/14/2022
3.1	Third Amended and Restated Articles of Incorporation of the Registrant.	10-Q	5/8/2015
3.2	Ninth Amended and Restated Bylaws of the Registrant.	10-K	2/28/2020
4.1.0	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.	S-1	10/7/2002
4.1.1
Indenture, dated as of April 14, 2020, by and among Wynn Resorts Finance, LLC, and Wynn Resorts Capital Corp., as joint and several obligors and the Guarantors named therein and U.S. Bank National Association, as trustee.
		10-Q	5/8/2020
4.1.2	Indenture, dated as of June 17, 2020, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, related to senior notes due 2026.	10-Q	8/6/2020
4.1.3	Indenture, dated as of August 26, 2020, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, related to senior notes due 2028.	10-Q	11/9/2020
4.2	Description of Registrant's Securities.	10-K	2/28/2022
4.3	Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	5/22/2013
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
4.12
Indenture, dated as of February 16, 2023, by and among Wynn Resorts Finance, LLC, and Wynn Resorts Capital Corp., as joint and several obligors and the Guarantors named therein and U.S. Bank National Association, as trustee.
		8-K	2/16/2023
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
10.1.5
Concession Extension Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 23, 2022, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A.
		10-Q	8/9/2022
10.1.6	Lease, dated as of December 1, 2022 by and among EBH MA Property, LLC, MDC Encore Holdings, LLC, Wynn MA, LLC and Everett Property, LLC.	8-K	12/1/2022
10.2.1	Common Terms Agreement Sixth Amendment Agreement, dated December 21, 2018, between, among others, Wynn Resorts (Macau) S.A. as the company and Bank of China Limited, Macau Branch as security agent.	10-Q	2/28/2019
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
10.3.2
Amendment to the Facility Agreement, dated as of May 5, 2022, by and among WM Cayman Holdings Limited II, as borrower, Wynn Macau, Limited, as guarantor, and Bank of China Limited, Macau Branch, as agent and a syndicate of lenders.
		10-Q	5/10/2022
10.4.1
Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).
		10-Q	8/20/2002

10.4.2
Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Chinese version of Concession Agreement).
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
10.4.6
Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macau Special Administrative Region, dated December 16, 2022, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Chinese version).
		10-K	*
10.4.7	Deed of Reversion (Wynn Palace), dated as of December 30, 2022, by and among Wynn Resorts (Macau) S.A., Palo Real Estate Company Limited, and the Macau Special Administrative Region.	10-K	*
10.4.8	Deed of Reversion (Wynn Macau), dated as of December 30, 2022, by and among Wynn Resorts (Macau) S.A. and the Macau Special Administrative Region.	10-K	*
10.4.9	Handover Deed, dated as of December 30, 2022, by and between Wynn Resorts (Macau) S.A. and the Macau Special Administrative Region.	10-K	*
10.5.1	Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Macau, Limited and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.2	Amended and Restated Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Resorts (Macau), S.A., and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.3	Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between Wynn Las Vegas, LLC and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.4	Management Fee and Corporate Allocation Agreement, dated as of November 20, 2014, by and among Wynn MA, LLC and Wynn Resorts, Limited.	10-Q	2/29/2016
10.6.1	Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Macau, Limited.	10-Q	3/2/2015
10.6.2	Amended and Restated Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Resorts (Macau), S.A.	10-Q	3/2/2015
10.6.3	2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.	10-Q	5/8/2015
10.6.4	2014 Intellectual Property License Agreement, dated as of November 20, 2014, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn MA, LLC.	10-Q	2/29/2016
10.6.5	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
10.6.6	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
+10.7.2.0	Employment Agreement, dated as of January 27, 2017 by and between Wynn Resorts, Limited and Craig Billings.	10-Q	5/4/2017
+10.7.2.1	First Amendment to Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Craig S. Billings.	10-Q	5/9/2018
+10.7.2.2	Second Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Craig Billings.	10-Q	8/8/2019
+10.7.2.3	Third Amended and Restated Employment Agreement dated as of January 1, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	10-K	2/26/2021
+10.7.2.4	Fourth Amended and Restated Employment Agreement dated as of May 24, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	8-K	5/24/2021

+10.7.2.5	Employment Agreement, dated November 9, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	10-Q	11/9/2021
+10.7.3.0	Employment Agreement, dated as of August 2, 2018, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2018
+10.7.3.1	First Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2019
+10.7.3.2	Second Amended and Restated Employment Agreement dated as of January 1, 2021, by and between Wynn Resorts, Limited and Ellen F. Whittemore.	10-K	2/26/2021
+10.7.3.3	Third Amended and Restated Employment Agreement dated as of January 12, 2022, by and between Wynn Resorts, Limited and Ellen F. Whittemore.	10-K	2/28/2022
+10.7.4.0	Employment Agreement, dated as of December 7, 2021 by and between Wynn Resorts, Limited and Julie Cameron-Doe.	10-K	2/28/2022
+10.7.4.1	First Amendment to Employment Agreement, dated as of April 13, 2022, by and between Wynn Resorts, Limited and Julie Cameron-Doe.	10-Q	5/10/2022
+10.8	Amended and Restated 2014 Omnibus Incentive Plan, dated January 1, 2017.	10-Q	2/24/2017
10.9	Cooperation Agreement, dated as of August 3, 2018, by and between Wynn Resorts, Limited and Elaine P. Wynn.	10-Q	8/6/2018
10.10
Second Amended and Restated Shareholders' Agreement, dated as of January 14, 2016, by and among Wynn Resorts (Macau), Ltd., Wynn Resorts International, Ltd., Chen Chi Ling Linda and Wynn Resorts (Macau), S.A.
		10-Q	2/28/2018
10.11	Form of Indemnity Agreement.	10-Q	9/18/2002
21.1	Subsidiaries of the Registrant.	10-K	*
23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.	10-K	*
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)	10-K	*
101	The following material from Wynn Resorts, Limited's Annual Report on Form 10-K, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (ii) the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020; (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, 2021, and 2020; (iv) the Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2022, 2021, and 2020; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	*
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.
*    Filed herewith.
+    Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 27, 2023	By:	/s/ Craig S. Billings
Craig S. Billings
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig S. Billings	Director, Chief Executive Officer (Principal Executive Officer)	February 27, 2023
Craig S. Billings

/s/ Julie Cameron-Doe	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2023
Julie Cameron-Doe

/s/ Philip G. Satre	Non-Executive Chair of the Board and Director	February 27, 2023
Philip G. Satre

/s/ Betsy S. Atkins	Director	February 27, 2023
Betsy S. Atkins

/s/ Richard J. Byrne	Director	February 27, 2023
Richard J. Byrne

/s/ Patricia Mulroy	Director	February 27, 2023
Patricia Mulroy

/s/ Margaret J. Myers	Director	February 27, 2023
Margaret J. Myers

/s/ Clark T. Randt, Jr.	Director	February 27, 2023
Clark T. Randt, Jr.

/s/ Darnell Strom	Director	February 27, 2023
Darnell Strom

/s/ Winifred Webb	Director	February 27, 2023
Winifred Webb