Form 10-Q
period 2023-03-31
WYNN RESORTS LTD
filed 2023-05-09
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2023
Common stock, par value $0.01	113,797,866

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,843,528	$3,650,440
Restricted cash	5,655	4,819
Accounts receivable, net of allowance for credit losses of $57,136 and $78,842	227,332	216,033
Inventories	69,182	70,094
Prepaid expenses and other	107,583	88,201
Total current assets	4,253,280	4,029,587
Property and equipment, net	6,826,026	6,896,060
Restricted cash	89,784	127,731
Goodwill and intangible assets, net	451,739	245,253
Operating lease assets	1,849,556	1,853,164
Other assets	253,636	263,305
Total assets	$13,724,021	$13,415,100
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$183,183	$197,474
Customer deposits	490,848	506,148
Gaming taxes payable	118,335	44,967
Accrued compensation and benefits	126,171	187,160
Accrued interest	128,553	135,630
Current portion of long-term debt	143,162	547,543
Other accrued liabilities	180,663	192,501
Total current liabilities	1,370,915	1,811,423
Long-term debt	12,106,970	11,569,316
Long-term operating lease liabilities	1,627,518	1,615,157
Other long-term liabilities	234,988	59,569
Total liabilities	15,340,391	15,055,465
Commitments and contingencies (Note 16)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 132,801,971 and 132,256,185 shares issued; 113,808,044 and 113,369,439 shares outstanding, respectively	1,328	1,323
Treasury stock, at cost; 18,993,927 and 18,886,746 shares, respectively	(1,634,706)	(1,623,872)
Additional paid-in capital	3,604,945	3,583,923
Accumulated other comprehensive income (loss)	10,475	(404)
Accumulated deficit	(2,699,476)	(2,711,808)
Total Wynn Resorts, Limited stockholders' deficit	(717,434)	(750,838)
Noncontrolling interests	(898,936)	(889,527)
Total stockholders' deficit	(1,616,370)	(1,640,365)
Total liabilities and stockholders' deficit	$13,724,021	$13,415,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating revenues:
Casino	$766,992	$489,862
Rooms	272,529	170,376
Food and beverage	232,611	174,020
Entertainment, retail and other	151,547	119,076
Total operating revenues	1,423,679	953,334
Operating expenses:
Casino	473,385	324,079
Rooms	72,702	58,715
Food and beverage	180,619	146,656
Entertainment, retail and other	92,482	88,904
General and administrative	259,772	196,780
Provision for credit losses	(544)	342
Pre-opening	4,478	2,447
Depreciation and amortization	168,812	184,556
Property charges and other	2,458	45,720
Total operating expenses	1,254,164	1,048,199
Operating income (loss)	169,515	(94,865)
Other income (expense):
Interest income	40,193	1,280
Interest expense, net of amounts capitalized	(187,740)	(152,158)
Change in derivatives fair value	23,046	7,400
Loss on debt financing transactions	(12,236)	—
Other	(30,614)	(15,127)
Other income (expense), net	(167,351)	(158,605)
Income (loss) before income taxes	2,164	(253,470)
Provision for income taxes	(1,018)	(1,140)
Net income (loss)	1,146	(254,610)
Less: net loss attributable to noncontrolling interests	11,186	71,286
Net income (loss) attributable to Wynn Resorts, Limited	$12,332	$(183,324)
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$0.11	$(1.59)
Diluted	$(0.02)	$(1.59)
Weighted average common shares outstanding:
Basic	112,753	115,030
Diluted	113,116	115,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$1,146	$(254,610)
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	15,163	4,597
Total comprehensive income (loss)	16,309	(250,013)
Less: comprehensive loss attributable to noncontrolling interests	6,902	69,986
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$23,211	$(180,027)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31, 2023
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2023	113,369,439	$1,323	$(1,623,872)	$3,583,923	$(404)	$(2,711,808)	$(750,838)	$(889,527)	$(1,640,365)
Net income (loss)	—	—	—	—	—	12,332	12,332	(11,186)	1,146
Currency translation adjustment	—	—	—	—	10,879	—	10,879	4,284	15,163
Issuance of restricted stock	520,773	5	—	6,634	—	—	6,639	—	6,639
Cancellation of restricted stock	(6,380)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(107,181)	—	(10,834)	—	—	—	(10,834)	—	(10,834)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(4,502)	(4,502)
Transactions with subsidiary minority shareholders	6,109	—	—	(754)	—	—	(754)	754	—
Stock-based compensation	25,284	—	—	15,142	—	—	15,142	1,241	16,383
Balances, March 31, 2023	113,808,044	$1,328	$(1,634,706)	$3,604,945	$10,475	$(2,699,476)	$(717,434)	$(898,936)	$(1,616,370)

	For the Three Months Ended March 31, 2022
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2022	115,714,943	$1,314	$(1,436,373)	$3,502,715	$6,004	$(2,288,078)	$(214,418)	$(621,797)	$(836,215)
Net loss	—	—	—	—	—	(183,324)	(183,324)	(71,286)	(254,610)
Currency translation adjustment	—	—	—	—	3,297	—	3,297	1,300	4,597
Issuance of restricted stock	419,198	5	—	9,283	—	—	9,288	—	9,288
Cancellation of restricted stock	(79,095)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(137,085)	—	(11,667)	—	—	—	(11,667)	—	(11,667)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(9,279)	(9,279)
Contribution from noncontrolling interest	—	—	—	48,559	—	—	48,559	1,474	50,033
Stock-based compensation	—	—	—	11,108	—	117	11,225	3,369	14,594
Balances, March 31, 2022	115,917,961	$1,318	$(1,448,040)	$3,571,666	$9,301	$(2,471,285)	$(337,040)	$(696,219)	$(1,033,259)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,146	$(254,610)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	168,812	184,556
Deferred income taxes	(162)	415
Stock-based compensation expense	14,710	13,900
Amortization of debt issuance costs	8,763	7,203
Loss on debt financing transactions	12,236	—
Provision for credit losses	(544)	342
Change in derivatives fair value	(23,046)	(7,400)
Property charges and other	33,072	60,847
Increase (decrease) in cash from changes in:
Receivables, net	(11,048)	11,868
Inventories, prepaid expenses and other	(7,288)	(4,284)
Customer deposits	(13,316)	(11,435)
Accounts payable and accrued expenses	(13,844)	(118,787)
Net cash provided by (used in) operating activities	169,491	(117,385)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(124,466)	(96,343)
Purchase of intangible and other assets	(7,741)	(901)
Proceeds from sale of assets and other	257	29
Net cash used in investing activities	(131,950)	(97,215)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,200,000	—
Repayments of long-term debt	(1,018,973)	(12,500)
Repurchase of common stock	(10,834)	(11,667)
Proceeds from sale of noncontrolling interest in subsidiary	—	50,033
Distribution to noncontrolling interest	(4,502)	(9,279)
Dividends paid	(175)	(1,163)
Finance lease payments	(5,410)	(4,443)
Payments for financing costs	(31,330)	(109)
Other	(7,773)	—
Net cash provided by financing activities	121,003	10,872
Effect of exchange rate on cash, cash equivalents and restricted cash	(2,567)	(925)
Cash, cash equivalents and restricted cash:
Increase (decrease) in cash, cash equivalents and restricted cash	155,977	(204,653)
Balance, beginning of period	3,782,990	2,531,067
Balance, end of period	$3,938,967	$2,326,414
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

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the financial statements relate to and include, but are not limited to, inputs into the Company's estimated allowance for credit losses, estimates regarding the useful lives and recoverability of long-lived and intangible assets, valuations of derivatives, and litigation and contingency estimates.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $310.4 million and $176.9 million for the three months ended March 31, 2023 and 2022, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently Issued Accounting Standards

The Company’s management has evaluated the recently issued, but not yet effective, accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position, results of operations and cash flows.

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents:
Cash (1)	$1,275,360	$1,699,583
Cash equivalents (2)	2,568,168	1,950,857
Total cash and cash equivalents	3,843,528	3,650,440
Restricted cash (3)	95,439	132,550
Total cash, cash equivalents and restricted cash	$3,938,967	$3,782,990
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan, and as of March 31, 2023 and December 31, 2022 includes $86.6 million and $124.5 million, respectively, in the form of a first demand bank guarantee in favor of the Macau government to support Wynn Resorts (Macau) S.A.'s legal and contractual obligations through the term of the Gaming Concession Contract (as defined in Note 6, "Goodwill and Intangible Assets, net").

The following table presents the supplemental cash flow disclosures of the Company (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for interest, net of amounts capitalized	$181,667	$133,637
Liability settled with shares of common stock	$6,639	$9,287
Accounts and construction payables related to property and equipment	$42,911	$49,996
Other liabilities related to intangible assets (1)	$203,926	$5,501
Financing costs included in accounts payable and other liabilities	$1,804	$—
Finance lease liabilities arising from obtaining finance lease assets	$400	$1,119
(1) For the three months ended March 31, 2023, includes $199.6 million related to the Macau gaming premium in connection with the Gaming Concession Contract. See Note 6, "Goodwill and Intangible Assets, net" for further information.

Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Casino	$151,781	$171,893
Hotel	38,514	35,654
Other	94,173	87,328
	284,468	294,875
Less: allowance for credit losses	(57,136)	(78,842)
	$227,332	$216,033

As of March 31, 2023 and December 31, 2022, approximately 63.2% and 57.6%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company’s allowance for casino credit losses was 35.2% and 43.2% of gross casino receivables as of March 31, 2023 and December 31, 2022, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	March 31,
	2023	2022
Balance at beginning of year	$78,842	$111,319
Provision for credit losses	(544)	342
Write-offs	(22,220)	(11,720)
Recoveries of receivables previously written off	1,294	378
Effect of exchange rate	(236)	(218)
Balance at end of period	$57,136	$100,101

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Buildings and improvements	$8,332,529	$8,363,427
Land and improvements	1,231,484	1,195,717
Furniture, fixtures and equipment	3,176,160	3,165,659
Airplanes	110,623	110,623
Construction in progress	141,924	112,034
	12,992,720	12,947,460
Less: accumulated depreciation	(6,166,694)	(6,051,400)
	$6,826,026	$6,896,060

As of March 31, 2023 and December 31, 2022, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties.

Depreciation expense for the three months ended March 31, 2023 and 2022 was $154.1 million and $176.3 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6 -    Goodwill and Intangible Assets, net

The following table shows the movement in the Company's goodwill and intangible assets balances that occurred during the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Finite-lived intangible assets:
Macau gaming concession	$208,296	$48,304
Less: accumulated amortization	(5,207)	(48,304)
	203,089	—

Massachusetts gaming license	117,700	117,700
Less: accumulated amortization	(29,600)	(27,638)
	88,100	90,062

Other finite-lived intangible assets	72,802	65,194
Less: accumulated amortization	(11,169)	(8,920)
	61,633	56,274

Total finite-lived intangible assets	352,822	146,336

Indefinite-lived intangible assets:
Water rights and other	8,397	8,397
Total indefinite-lived intangible assets	8,397	8,397

Goodwill:
Balance at beginning of year	90,520	129,738
Foreign currency translation	—	(1,457)
Impairment	—	(37,761)
Balance at end of period	90,520	90,520

Total goodwill and intangible assets, net	$451,739	$245,253

Macau Gaming Concession

In December 2022, Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of Wynn Resorts, Limited, entered into a definitive gaming concession contract (the "Gaming Concession Contract") with the Macau government, pursuant to which Wynn Macau SA was granted a 10-year gaming concession commencing on January 1, 2023 and expiring on December 31, 2032, to operate games of chance at Wynn Palace and Wynn Macau. Under the terms of the Gaming Concession Contract, Wynn Macau SA is required to pay the Macau government an annual gaming premium consisting of a fixed and a variable portion. The fixed portion of the premium is composed of an annual amount equal to MOP30.0 million (approximately $3.7 million). The variable portion is composed of an annual amount equal to MOP300,000 (approximately $37 thousand) per gaming table located in special gaming halls reserved exclusively to particular games or players, MOP150,000 (approximately $19 thousand) per gaming table that is not reserved exclusively to particular games or players, and MOP1,000 (approximately $124) per gaming machine, including slot machines, operated by Wynn Macau SA.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In December 2022, in accordance with the requirements of the Macau Gaming Law, Wynn Macau SA and Palo Real Estate Company Limited ("Palo"), a subsidiary of Wynn Macau SA, entered into agreements (collectively, the "Property Transfer Agreements") with the Macau government, pursuant to which Wynn Macau SA and Palo transferred the casino areas and gaming equipment of the Company's Macau Operations to the Macau government without compensation on December 31, 2022, and the Macau government agreed to transfer such casino areas and gaming equipment back to Wynn Macau SA as of January 1, 2023, for its use in the operation of games of chance at Wynn Macau and Wynn Palace as permitted under the Gaming Concession Contract through December 31, 2032. As the Company expects to continue to operate the casino areas and gaming equipment at its Macau Operations in the same manner as under the previous concession, obtain substantially all of the economic benefits, and bear all of the risks arising from the use of these assets, the Company will continue to recognize the casino areas and gaming equipment as property and equipment over their remaining estimated useful lives. In exchange for the use of such assets, Wynn Macau SA has agreed to make annual payments to the Macau government of MOP53.1 million (approximately $6.6 million) during each of the years ending December 31, 2023, 2024, and 2025, and an annual payment of MOP177.0 million (approximately $21.9 million) during each of the remaining years of the term of the Gaming Concession Contract through December 31, 2032, subject to adjustment in each year based on the average price index in Macau. Pursuant to the Gaming Concession Contract, Wynn Macau SA will revert to the Macau government the casino areas and gaming equipment, without compensation and free of encumbrance upon the rescission or termination of the gaming concession on December 31, 2032.

On January 1, 2023, the Company recognized an intangible asset and financial liability of MOP1.68 billion (approximately $208.3 million), representing the right to operate games of chance at Wynn Palace and Wynn Macau and the unconditional obligation to make payments under the Gaming Concession Contract. This intangible asset comprises the contractually obligated annual payments of fixed and variable premiums, as well as fees associated with the above-described Property Transfer Agreements. The contractually obligated annual variable premium payments associated with the intangible asset was determined using the total number of gaming tables and gaming machines that Wynn Macau SA is currently approved to operate by the Macau government. In the accompanying condensed consolidated balance sheets, the noncurrent portion of the financial liability is included in "Other long-term liabilities" and the current portion is included in "Other accrued liabilities." The intangible asset is being amortized on a straight-line basis over the 10-year term of the Gaming Concession Contract. The Company expects that amortization of the Macau Gaming Concession will be $15.6 million in the nine months ending December 31, 2023, and $20.8 million each year from 2024 to 2032.

Wynn Interactive Goodwill

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 7 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Macau Related:
WM Cayman II Revolver, due 2025 (1)	$1,492,495	$1,500,473
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 4 1/2% Convertible Bonds, due 2029 (2)	600,000	—

U.S. and Corporate Related:
WRF Credit Facilities (3):
WRF Term Loan, due 2024	825,000	837,500
WLV 4 1/4% Senior Notes, due 2023	—	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 7 3/4% Senior Notes, due 2025	93,527	600,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	600,000	—
Retail Term Loan, due 2025 (4)	615,000	615,000
	12,336,022	12,162,973
WML Convertible Bond Conversion Option Derivative	98,582	—
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(184,472)	(46,114)
	12,250,132	12,116,859
Less: Current portion of long-term debt	(143,162)	(547,543)
Total long-term debt, net of current portion	$12,106,970	$11,569,316
(1) The borrowings under the WM Cayman II Revolver bear interest at LIBOR or HIBOR plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis, subject to a floor on the interest rate margin of 2.625% per annum through June 30, 2023. Approximately $312.5 million and $1.18 billion of the WM Cayman II Revolver bears interest at a rate of LIBOR plus 2.875% per year and HIBOR plus 2.875% per year, respectively. As of March 31, 2023, the weighted average interest rate was approximately 6.39%. As of March 31, 2023, the WM Cayman II Revolver was fully drawn.
(2) As of March 31, 2023, the net carrying amount of the WML Convertible Bonds was $466.4 million, with unamortized debt discount and debt issuance costs of $133.6 million.
(3) The WRF Credit Facilities bear interest at a rate of LIBOR plus 1.75% per year. As of March 31, 2023, the weighted average interest rate was approximately 6.60%. Additionally, as of March 31, 2023, the available borrowing capacity under the WRF Revolver was $837.0 million, net of $13.0 million in outstanding letters of credit.
(4) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of March 31, 2023, the interest rate was 5.45%.

WML 4 1/2% Convertible Bonds, due 2029

On March 7, 2023, WML completed an offering (the "Offering") of $600 million 4.50% convertible bonds due 2029 (the "WML Convertible Bonds"). The WML Convertible Bonds are constituted by a trust deed dated March 7, 2023 (the "Trust Deed"), between WML and DB Trustees (Hong Kong) Limited, as trustee. WML, DB Trustees (Hong Kong) Limited, as trustee, and Deutsche Bank Trust Company Americas entered into an agency agreement, appointing Deutsche Bank Trust Company Americas as the principal paying agent, principal conversion agent, transfer agent and registrar in relation to the WML Convertible Bonds. The net proceeds from the Offering, after deduction of commissions and other related expenses, were $585.9 million. WML intends to use the net proceeds for general corporate purposes.

The WML Convertible Bonds bear interest on their outstanding principal amount from and including March 7, 2023 at the rate of 4.50% per annum, payable semi-annually in arrears on March 7 and September 7 of each year. At any time on or after

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
April 17, 2023, the WML Convertible Bonds are convertible at the option of the holder thereof into fully paid ordinary shares of WML, each with a nominal value of HK$0.001 per share ("Ordinary Shares"), at the initial conversion price of approximately HK$10.24 (equivalent to approximately $1.30) per share, subject to and upon compliance with the terms and conditions of the WML Convertible Bonds (the "Terms and Conditions," and such right, the "Conversion Right"). The conversion price is at the fixed exchange rate of HK$7.8497 per $1.00, subject to standard adjustments for certain dilutive events as described in the Terms and Conditions. WML has the option upon conversion by a bondholder to pay an amount of cash equivalent described in the Terms and Conditions in order to satisfy such Conversion Right in whole or in part.

Holders of the WML Convertible Bonds have the option to require WML to redeem all or some only of such holder’s WML Convertible Bonds (i) on March 7, 2027 at their principal amount together with interest accrued but unpaid to, but excluding, the date fixed for redemption; or (ii) on the Relevant Event Redemption Date (as defined in the Terms and Conditions) at their principal amount together with interest accrued but unpaid to, but excluding, such date, following the occurrence of (a) when the Ordinary Shares cease to be listed or admitted to trading or are suspended from trading for a period equal to or exceeding 10 consecutive trading days on the Stock Exchange of Hong Kong Limited, or if applicable, the alternative stock exchange, (b) when there is a Change of Control (as defined in the Terms and Conditions), or (c) when less than 25% of WML’s total number of issued Ordinary Shares are held by the public (as interpreted under Rule 8.24 of the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited).

The WML Convertible Bonds may also be redeemed at the option of WML under certain circumstances specified in the Terms and Conditions, in whole, but not in part, at any time after March 7, 2027, but prior to March 7, 2029, upon giving notice to the bondholders in accordance with the Terms and Conditions. The WML Convertible Bonds constitute direct, unsubordinated, unconditional and, subject to the Terms and Conditions, unsecured obligations of WML and rank pari passu and without any preference or priority among themselves. The Ordinary Shares to be issued upon exercise of Conversion Right will be fully-paid and will in all respects rank pari passu with the fully-paid Ordinary Shares in issue on the relevant registration date set forth in the Terms and Conditions.

The Trust Deed contains covenants limiting WML's and all of its subsidiaries' ability to, among other things, create, permit to subsist or arise or have outstanding any mortgage, charge, pledge, lien or other encumbrance or certain security interest; consolidate or merge with or into another company; and sell, assign, transfer, convey or otherwise dispose of all or substantially all of its and its subsidiaries’ properties or assets, with certain exceptions. The Trust Deed also contains customary events of default.

The Company determined that the conversion feature contained within the WML Convertible Bonds is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative (the "WML Convertible Bond Conversion Option Derivative"). In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative will be recorded at fair value each reporting period, with changes recognized in the statement of operations. For more information, see "Note 8 - WML Convertible Bond Conversion Option Derivative." As a result, the Company recognized a debt discount of $123.5 million within Long-term debt, representing the estimated fair value of the holders' conversion option upon completion of the Offering. The debt discount will be amortized to interest expense over the term of the WML Convertible Bonds using the effective interest method. As of March 31, 2023, the estimated fair value of the WML Convertible Bond Conversion Option Derivative was a liability of $98.6 million, recorded within Long-term debt within the accompanying Condensed Consolidated Balance Sheet.

WRF Senior Notes

On February 16, 2023, Wynn Resorts Finance, LLC ("WRF") and its subsidiary Wynn Resorts Capital Corp. (together with WRF, the "WRF Issuers"), each an indirect wholly owned subsidiary of the Company, issued $600.0 million aggregate principal amount of 7 1/8% Senior Notes due 2031 (the "2031 WRF Senior Notes") pursuant to an indenture among the WRF Issuers, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee, in a private offering. The 2031 WRF Senior Notes were issued at par, for proceeds of $596.2 million, net of $3.8 million of related fees and expenses. Also on February 16, 2023, the WRF Issuers completed a cash tender offer for any and all of the outstanding principal amount of the 7 3/4% Senior Notes due 2025 (the "2025 WRF Senior Notes") and accepted for purchase valid tenders with respect to $506.4 million principal amount and paid a tender premium of $12.4 million to the holders of such tendered 2025 WRF Senior Notes. The Company used a portion of the net proceeds from the issuance of the 2031 WRF Senior Notes to purchase such tendered 2025 WRF Senior Notes and to pay the tender premium and related fees and expenses. In connection with the issuance of the 2031 WRF Senior Notes and purchase of the tendered 2025 WRF Senior Notes, we recognized a loss on debt financing

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
transactions of $8.4 million within the accompanying Condensed Consolidated Statement of Operations, and we recorded debt issuance costs of $11.4 million within the accompanying Condensed Consolidated Balance Sheet.

In April 2023, WRF repurchased all of the outstanding 2025 WRF Senior Notes using the remaining net proceeds from the issuance of the 2031 WRF Senior Notes and cash held by WRF, at a price equal to 101.938% of the principal amount plus accrued interest under the terms of its indenture.

WLV 4 1/4% Senior Notes, due 2023

In March 2023, the Company repurchased all of its outstanding Wynn Las Vegas 4 1/4% Senior Notes due 2023, representing an aggregate principal amount of $500.0 million, using cash held by WRF, at a price equal to 100% of the principal amount plus accrued interest under the terms of its indenture. The Company recognized a loss on early extinguishment of debt of $1.0 million.

Debt Covenant Compliance

As of March 31, 2023, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of March 31, 2023 and December 31, 2022, was approximately $11.67 billion and $11.23 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $12.34 billion and $12.16 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 8 - WML Convertible Bond Conversion Option Derivative

An embedded derivative is a feature contained within a contract that affects some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument. Embedded derivatives are required to be bifurcated and accounted for separately from the host contract and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, freestanding instrument with the same terms would qualify as a derivative instrument. The Company determined that the conversion feature contained within the WML Convertible Bonds is not indexed to WML's equity and, as such, is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative. In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative will be recorded at fair value each reporting period, with changes recognized in the statement of operations.

The Company used a binomial lattice model in order to estimate the fair value of the embedded derivative in the WML Convertible Bonds. Inherent in a binomial options pricing model are unobservable (Level 3) inputs and assumptions related to expected share-price volatility, risk-free interest rate, expected term, and dividend yield. The Company estimates the volatility of shares of WML common stock based on historical volatility that matches the expected remaining term to maturity of the WML Convertible Bonds. The risk-free interest rate is based on the Hong Kong and United States benchmark yield curves on the valuation date for a maturity similar to the expected remaining term of the WML Convertible Bonds. The expected life of the WML Convertible Bonds is assumed to be equivalent to their remaining term to maturity. The dividend yield is based on the historical WML dividend rate over the last several years.

The following table sets forth the inputs to the lattice models that were used to value the embedded derivatives:

	March 31, 2023		March 2, 2023 (Pricing date)
WML stock price	HK$	7.74	HK$	8.08
Estimated volatility	25.2%		26.0%
Risk-free interest rate	3.5%		4.2%
Expected term (years)	5.9		6.0
Dividend yield	0.0%		0.0%

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In connection with the completion of the Offering on March 7, 2023, the Company recognized a debt discount and a corresponding liability for the embedded derivative, based on an estimated fair value of $123.5 million. The debt discount will be amortized to interest expense over the term of the WML Convertible Bonds using the effective interest method. As of March 31, 2023, the estimated fair value of the embedded derivative was a liability of $98.6 million, recorded within Long-term debt within the accompanying Condensed Consolidated Balance Sheet. In connection with the change in fair value, the Company recorded a $24.9 million gain within Change in derivatives fair value in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2023.

Note 9 - Stockholders' Deficit

Dividends

On May 9, 2023, the Company announced a cash dividend of $0.25 per share, payable on June 6, 2023 to stockholders of record as of May 23, 2023.

Noncontrolling Interests

Retail Joint Venture

During the three months ended March 31, 2023 and 2022, the Retail Joint Venture made aggregate distributions of approximately $4.5 million and $9.3 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 17, "Retail Joint Venture."

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

WML Securities Lending Agreement

In connection with the WML Convertible Bonds Offering, WM Cayman Holdings I Limited ("WM Cayman I"), a wholly owned subsidiary of the Company and holder of our approximately 72% ownership interest in WML, entered into a stock borrowing and lending agreement with Goldman Sachs International (the "WML Stock Borrower") on March 2, 2023 (as amended on March 30, 2023, the "Securities Lending Agreement"), pursuant to which WM Cayman I has agreed to lend to the WML Stock Borrower up to 459,774,985 of its ordinary share holdings in WML, upon and subject to the terms and conditions in the Securities Lending Agreement. WM Cayman I may, at its sole discretion, terminate any stock loan by giving the WML Stock Borrower no less than five business days' notice. The Securities Lending Agreement terminates on the date on which the WML Convertible Bonds have been redeemed, or converted in full, whichever is the earlier. On March 6, 2023, the WML Stock Borrower borrowed 459,774,985 ordinary shares of WML under the Securities Lending Agreement and on April 3, 2023 returned 280,000,000 of such shares to WM Cayman I. As of the date of this report, the WML Stock Borrower held 179,774,985 WML shares under the Securities Lending Agreement.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 10 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	March 31, 2023	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,568,168	$496,277	$2,071,891	$—
Restricted cash	$95,439	$7,745	$87,694	$—
Interest rate collar	$8,555	$—	$8,555	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 8)	$98,582	$—	$—	$98,582

		Fair Value Measurements Using:
	December 31, 2022	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,950,857	$490,683	$1,460,174	$—
Restricted cash	$132,550	$6,891	$125,659	$—
Interest rate collar	$10,408	$—	$10,408	$—

Note 11 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	March 31, 2023	December 31, 2022	Increase / (decrease)	March 31, 2022	December 31, 2021	Increase / (decrease)
Casino outstanding chips and front money deposits (1)	$376,911	$390,531	$(13,620)	$335,426	$352,830	$(17,404)
Advance room deposits and ticket sales (2)	80,419	85,019	(4,600)	60,150	55,438	4,712
Other gaming-related liabilities (3)	33,452	31,265	2,187	25,745	26,515	(770)
Loyalty program and related liabilities (4)	37,524	35,083	2,441	37,355	34,695	2,660
	$528,306	$541,898	$(13,592)	$458,676	$469,478	$(10,802)
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 12 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Casino	$477	$2,255
Rooms	206	187
Food and beverage	409	362
Entertainment, retail and other	2,633	3,895
General and administrative	10,985	7,201
Total stock-based compensation expense	14,710	13,900
Total stock-based compensation capitalized	766	679
Total stock-based compensation costs	$15,476	$14,579

Note 13 - Income Taxes

The Company recorded an income tax expense of $1.0 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. Income tax expense in 2023 primarily relates to U.S. operating profits. Income tax expense in 2022 primarily related to the Macau dividend tax agreement that provides for an annual payment as complementary tax otherwise due by stockholders of WRM.

Note 14 - Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income (loss) attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) attributable to Wynn Resorts, adjusted for the potential dilutive impact assuming that the conversion of the WML Convertible Bonds occurred as of the date of their issuance under the if-converted method, by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued, to the extent such impact is not anti-dilutive. Potentially dilutive securities include outstanding stock options and unvested restricted stock.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited - basic	$12,332	$(183,324)
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds	(14,566)	—
Net loss attributable to Wynn Resorts, Limited - diluted	$(2,234)	$(183,324)

Denominator:
Weighted average common shares outstanding	112,753	115,030
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	363	—
Weighted average common and common equivalent shares outstanding	113,116	115,030

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$0.11	$(1.59)
Net loss attributable to Wynn Resorts, Limited per common share, diluted	$(0.02)	$(1.59)

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	38	825

Note 15 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Minimum rental income	$33,838	$24,601
Contingent rental income	28,764	20,623
Total rental income	$62,602	$45,224

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

Securities Class Action

On February 20, 2018, a putative securities class action was filed against the Company and certain current and former officers of the Company in the United States District Court, Southern District of New York (which was subsequently transferred to the United States District Court, District of Nevada) by John V. Ferris and Joann M. Ferris on behalf of all persons who purchased the Company's common stock between February 28, 2014 and January 25, 2018. The complaint alleges, among other things, certain violations of federal securities laws and seeks to recover unspecified damages as well as attorneys' fees, costs and related expenses for the plaintiffs. On April 15, 2019, the Company filed a motion to dismiss, which the court granted on May 27, 2020, with leave to amend. On July 1, 2020, the plaintiffs filed an amended complaint. On August 14, 2020, the Company filed a motion to dismiss the amended complaint. On July 28, 2021, the court granted in part, and denied in part, the Company's motion to dismiss the amended complaint, dismissing certain of plaintiffs' claims, including all claims against current CEO Craig Billings and the individual directors, and allowing other claims to proceed against the Company and several of the Company's former executive officers, including Matt. Maddox, Stephen A. Wynn, Kimmarie Sinatra, and Steven Cootey. On March 2, 2023, the court granted the plaintiffs' motion for class certification and appointed lead counsel. The parties are now proceeding with discovery.

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

Note 17 - Retail Joint Venture

As of March 31, 2023 and December 31, 2022, the Retail Joint Venture had total assets of $102.2 million and $102.9 million, respectively, and total liabilities of $621.6 million and $620.9 million, respectively. As of March 31, 2023 and December 31, 2022, the Retail Joint Venture's liabilities included long-term debt of $613.6 million and $613.5 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

The following tables present the Company's segment information (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating revenues
Macau Operations:
Wynn Palace
Casino	$270,687	$114,413
Rooms	46,910	13,831
Food and beverage	23,553	11,443
Entertainment, retail and other (1)	28,213	23,638
	369,363	163,325
Wynn Macau
Casino	176,383	102,430
Rooms	21,971	9,390
Food and beverage	14,302	8,386
Entertainment, retail and other (1)	18,070	14,894
	230,726	135,100
Total Macau Operations	600,089	298,425

Las Vegas Operations:
Casino	154,530	124,271
Rooms	185,109	131,466
Food and beverage	172,483	136,029
Entertainment, retail and other (1)	74,642	49,420
Total Las Vegas Operations	586,764	441,186

Encore Boston Harbor:
Casino	165,392	148,748
Rooms	18,539	15,689
Food and beverage	22,273	18,162
Entertainment, retail and other (1)	10,102	8,197
Total Encore Boston Harbor	216,306	190,796

Wynn Interactive:
Entertainment, retail and other	20,520	22,927
Total Wynn Interactive	20,520	22,927

Total operating revenues	$1,423,679	$953,334

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Adjusted Property EBITDAR (2)
Macau Operations:
Wynn Palace	$111,058	$(864)
Wynn Macau	44,745	(4,682)
Total Macau Operations	155,803	(5,546)
Las Vegas Operations	231,597	159,378
Encore Boston Harbor	63,414	55,250
Wynn Interactive	(21,068)	(31,501)
Total	429,746	177,581
Other operating expenses
Pre-opening	4,478	2,447
Depreciation and amortization	168,812	184,556
Property charges and other	2,458	45,720
Corporate expenses and other	34,490	25,823
Stock-based compensation	14,710	13,900
Triple-net operating lease expense	35,283	—
Total other operating expenses	260,231	272,446
Operating income (loss)	169,515	(94,865)
Other non-operating income and expenses
Interest income	40,193	1,280
Interest expense, net of amounts capitalized	(187,740)	(152,158)
Change in derivatives fair value	23,046	7,400
Loss on debt financing transactions	(12,236)	—
Other	(30,614)	(15,127)
Total other non-operating income and expenses	(167,351)	(158,605)
Income (loss) before income taxes	2,164	(253,470)
Provision for income taxes	(1,018)	(1,140)
Net income (loss)	1,146	(254,610)
Net loss attributable to noncontrolling interests	11,186	71,286
Net income (loss) attributable to Wynn Resorts, Limited	$12,332	$(183,324)
(1) Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 15, "Leases."
(2) "Adjusted Property EBITDAR" is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations preopening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, the Company's calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Macau Operations:
Wynn Palace	$2,953,650	$2,884,073
Wynn Macau	1,519,359	1,430,051
Other Macau	870,550	268,017
Total Macau Operations	5,343,559	4,582,141
Las Vegas Operations	3,135,452	3,168,597
Encore Boston Harbor	2,057,577	2,080,424
Wynn Interactive	199,396	213,837
Corporate and other	2,988,037	3,370,101
Total	$13,724,021	$13,415,100

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2022. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Forward-Looking Statements."

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A — "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

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
•the level of our indebtedness and our ability to meet our debt service obligations (including sensitivity to fluctuations in interest rates); and
•continued compliance with the covenants in our debt agreements

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

Results of Operations

Summary of first quarter 2023 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues	$1,423,679	$953,334	$470,345	49.3
Net income (loss) attributable to Wynn Resorts, Limited	12,332	(183,324)	195,656	NM
Diluted net loss per share	(0.02)	(1.59)	1.57	NM
NM - Not meaningful.

The increase in operating revenues for the three months ended March 31, 2023 was primarily driven by increases of $206.0 million, $145.6 million, $95.6 million, and $25.5 million from Wynn Palace, our Las Vegas Operations, Wynn Macau, and Encore Boston Harbor, respectively, resulting from an increase in gaming volumes, hotel occupancy, and covers at restaurants. The results of our Macau Operations for the three months ended March 31, 2022 were negatively impacted by certain travel-related restrictions and conditions, including COVID-19 testing and other mitigation procedures, related to the COVID-19 pandemic. Over the course of December 2022 and January 2023, Macau authorities relaxed or eliminated most COVID-19 related protective measures. Since then, and as of the date of this report, there are no remaining entry restrictions or mandatory quarantine requirements in place for travelers to Macau.

The increase in net income attributable to Wynn Resorts, Limited for the three months ended March 31, 2023 was primarily related to increased operating revenues at our Macau Operations, our Las Vegas Operations, and Encore Boston Harbor, partially offset by increased operating expenses associated with higher business volumes.

Financial results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$369,363	$163,325	$206,038	126.2
Wynn Macau	230,726	135,100	95,626	70.8
Total Macau Operations	600,089	298,425	301,664	101.1
Las Vegas Operations	586,764	441,186	145,578	33.0
Encore Boston Harbor	216,306	190,796	25,510	13.4
Wynn Interactive	20,520	22,927	(2,407)	(10.5)
	$1,423,679	$953,334	$470,345	49.3

The following table presents casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$766,992	$489,862	$277,130	56.6
Non-casino revenues:
Rooms	272,529	170,376	102,153	60.0
Food and beverage	232,611	174,020	58,591	33.7
Entertainment, retail and other	151,547	119,076	32,471	27.3
Total non-casino revenues	656,687	463,472	193,215	41.7
	$1,423,679	$953,334	$470,345	49.3

Casino revenues for the three months ended March 31, 2023 were 53.9% of operating revenues, compared to 51.4% for the same period of 2022. Non-casino revenues for the three months ended March 31, 2023 were 46.1% of operating revenues, compared to 48.6% for the same period of 2022.

Casino revenues

Casino revenues increased primarily due to higher gaming volumes at our Macau Operations following the discontinuation of pandemic-related travel restrictions in Macau in late 2022 and early 2023. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$270,687	$114,413	$156,274	136.6
VIP:
Average number of table games	50	67	(17)	(25.4)
VIP turnover	$2,293,358	$965,555	$1,327,803	137.5
VIP table games win	$62,448	$19,753	$42,695	216.1
VIP win as a % of turnover	2.72%	2.05%	0.67
Table games win per unit per day	$13,868	$3,280	$10,588	322.8
Mass market:
Average number of table games	237	234	3	1.3
Table drop	$1,181,998	$531,859	$650,139	122.2
Table games win	$260,865	$111,175	$149,690	134.6
Table games win %	22.1%	20.9%	1.2
Table games win per unit per day	$12,246	$5,282	$6,964	131.8
Average number of slot machines	587	670	(83)	(12.4)
Slot machine handle	$546,598	$250,930	$295,668	117.8
Slot machine win	$25,425	$12,649	$12,776	101.0
Slot machine win per unit per day	$481	$210	$271	129.0
Wynn Macau:
Total casino revenues	$176,383	$102,430	$73,953	72.2
VIP:
Average number of table games	52	35	17	48.6
VIP turnover	$1,144,224	$887,051	$257,173	29.0
VIP table games win	$30,751	$34,029	$(3,278)	(9.6)
VIP win as a % of turnover	2.69%	3.84%	(1.15)
Table games win per unit per day	$6,586	$10,823	$(4,237)	(39.1)
Mass market:
Average number of table games	217	248	(31)	(12.5)
Table drop	$989,988	$469,138	$520,850	111.0
Table games win	$168,426	$82,259	$86,167	104.8
Table games win %	17.0%	17.5%	(0.5)
Table games win per unit per day	$8,642	$3,680	$4,962	134.8
Average number of slot machines	531	585	(54)	(9.2)
Slot machine handle	$469,769	$283,539	$186,230	65.7
Slot machine win	$16,296	$10,611	$5,685	53.6
Slot machine win per unit per day	$341	$201	$140	69.7
Poker rake	$3,936	$—	$3,936	NM

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$154,530	$124,271	$30,259	24.3
Average number of table games	232	228	4	1.8
Table drop	$600,746	$547,916	$52,830	9.6
Table games win	$146,010	$129,164	$16,846	13.0
Table games win %	24.3%	23.6%	0.7
Table games win per unit per day	$6,994	$6,300	$694	11.0
Average number of slot machines	1,668	1,728	(60)	(3.5)
Slot machine handle	$1,572,735	$1,177,985	$394,750	33.5
Slot machine win	$106,788	$80,831	$25,957	32.1
Slot machine win per unit per day	$711	$520	$191	36.7
Poker rake	$4,114	$3,861	$253	6.6
Encore Boston Harbor:
Total casino revenues	$165,392	$148,748	$16,644	11.2
Average number of table games	199	184	15	8.2
Table drop	$366,041	$346,195	$19,846	5.7
Table games win	$79,544	$76,792	$2,752	3.6
Table games win %	21.7%	22.2%	(0.5)
Table games win per unit per day	$4,452	$4,637	$(185)	(4.0)
Average number of slot machines	2,518	2,776	(258)	(9.3)
Slot machine handle	$1,296,427	$1,183,314	$113,113	9.6
Slot machine win	$104,073	$95,296	$8,777	9.2
Slot machine win per unit per day	$459	$381	$78	20.5
Poker rake	$5,682	$784	$4,898	624.7
NM - Not meaningful.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$46,910	$13,831	$33,079	239.2
Occupancy	88.1%	47.2%	40.9
ADR	$321	$180	$141	78.3
REVPAR	$282	$85	$197	231.8
Wynn Macau:
Total room revenues (dollars in thousands)	$21,971	$9,390	$12,581	134.0
Occupancy	90.9%	49.8%	41.1
ADR	$242	$188	$54	28.7
REVPAR	$220	$94	$126	134.0
Las Vegas Operations:
Total room revenues (dollars in thousands)	$185,109	$131,466	$53,643	40.8
Occupancy	88.8%	76.9%	11.9
ADR	$493	$432	$61	14.1
REVPAR	$438	$333	$105	31.5
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$18,539	$15,689	$2,850	18.2
Occupancy	90.0%	80.5%	9.5
ADR	$343	$324	$19	5.9
REVPAR	$309	$261	$48	18.4

Room revenues increased $102.2 million, primarily due to higher occupancy and ADR at our Macau Operations and our Las Vegas Operations.

Food and beverage revenues increased $58.6 million, primarily due to increased restaurant covers at our Las Vegas Operations.

Entertainment, retail and other revenues increased $32.5 million, primarily due to increased convention support services, revenues from our owned and leased retail outlets, and entertainment venue sales at our Las Vegas Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$473,385	$324,079	$149,306	46.1
Rooms	72,702	58,715	13,987	23.8
Food and beverage	180,619	146,656	33,963	23.2
Entertainment, retail and other	92,482	88,904	3,578	4.0
General and administrative	259,772	196,780	62,992	32.0
Provision for credit losses	(544)	342	(886)	NM
Pre-opening	4,478	2,447	2,031	83.0
Depreciation and amortization	168,812	184,556	(15,744)	(8.5)
Property charges and other	2,458	45,720	(43,262)	(94.6)
Total operating expenses	$1,254,164	$1,048,199	$205,965	19.6
NM - Not meaningful.

Total operating expenses increased $206.0 million compared to the three months ended March 31, 2022, primarily due to increased operating costs associated with higher business volumes at each of our properties, partially offset by decreased depreciation and amortization and property charges and other expenses.

Casino expenses increased $91.9 million, $40.4 million, $7.6 million, and $9.5 million at Wynn Palace, Wynn Macau, our Las Vegas Operations, and Encore Boston Harbor, respectively. These increases were primarily due to increased operating costs, including gaming tax expense, driven by the increase in casino revenues.

Room expenses increased $9.1 million and $2.1 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily a result of higher operating costs related to the increase in occupancy.

Food and beverage expenses increased $24.9 million and $4.3 million at our Las Vegas Operations and Encore Boston Harbor, respectively. These increases were primarily a result of increased operating costs related to an increase in food and beverage revenues at our Las Vegas Operations and Encore Boston Harbor.

Entertainment, retail and other expenses increased $17.3 million at our Las Vegas operations, primarily due to higher operating costs associated with live and theatrical entertainment, partially offset by a decrease of $14.1 million at Wynn Interactive, primarily due to decreased marketing costs.

General and administrative expenses increased primarily due to increases of $35.3 million and $14.6 million at Encore Boston Harbor and our Las Vegas Operations, respectively. These increases were attributable to triple-net operating lease expense at Encore Boston Harbor following the sale-leaseback transaction in December 2022, and increases in payroll and other general and administrative expenses at our Las Vegas Operations required to support higher business volumes during the three months ended March 31, 2023. In addition, corporate and other general and administrative expenses increased $12.1 million, primarily due to increased development costs.

For the three months ended March 31, 2023, pre-opening expenses totaled $4.5 million, which primarily related to the launch of Wynn Interactive operations in Massachusetts. For the three months ended March 31, 2022, pre-opening expenses totaled $2.4 million, which primarily related to reconfiguring the theater space at Wynn Las Vegas.

Depreciation and amortization decreased $15.7 million, primarily due to the derecognition of certain real estate assets in connection with the Encore Boston Harbor sale-leaseback transaction in December 2022.

Property charges and other expenses for the three months ended March 31, 2023 consisted primarily of asset abandonments of $2.2 million at Wynn Palace. Our property charges and other expenses for the quarter ended March 31, 2022 consisted primarily of impairment of goodwill of $30.3 million at Wynn Interactive, asset abandonments of $1.0 million and

$2.1 million at our Las Vegas Operations and Wynn Interactive, respectively, and contract termination expenses of $9.6 million at Wynn Interactive.

Other non-operating income and expenses

Interest expense, net of capitalized interest, increased $35.6 million primarily due to an increase in the weighted average total debt balance and an increase in the weighted average interest rate to 5.95% for the three months ended March 31, 2023, from 5.05% for the three months ended March 31, 2022.

We recorded interest income of $40.2 million for the three months ended March 31, 2023, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement loss of $30.6 million and $15.1 million for the three months ended March 31, 2023 and 2022, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a gain of $23.0 million and $7.4 million for the three months ended March 31, 2023 and 2022, respectively, from change in derivatives fair value. The change in derivatives fair value for the three months ended March 31, 2023 included a gain of $24.9 million recorded in relation to the conversion feature of the WML Convertible Bonds.

We recorded a $12.2 million loss on debt financing transactions for the three months ended March 31, 2023, primarily related to the issuance of the 2031 WRF Senior Notes and the repurchase of the tendered 2025 WRF Senior Notes.

Income taxes

We recorded income tax expense of $1.0 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. Income tax expense in 2023 primarily relates to U.S. operating profits. Income tax expense in 2022 primarily related to the Macau dividend tax agreement that provides for an annual payment as complementary tax otherwise due by stockholders of WRM.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $11.2 million and $71.3 million for the three months ended March 31, 2023 and 2022, respectively. These amounts are primarily related to the noncontrolling interests' share of net loss from WML.

Segment Information

As further described in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 18, "Segment Information," we use Adjusted Property EBITDAR to manage the operating results of our segments. Adjusted Property EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations preopening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, our calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDAR (dollars in thousands) for Wynn Palace, Wynn Macau, Las Vegas Operations, Encore Boston Harbor, and Wynn Interactive as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 18, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDAR to net income (loss) attributable to Wynn Resorts, Limited.

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Wynn Palace	$111,058	$(864)	$111,922	NM
Wynn Macau	44,745	(4,682)	49,427	NM
Las Vegas Operations	231,597	159,378	72,219	45.3
Encore Boston Harbor	63,414	55,250	8,164	14.8
Wynn Interactive	(21,068)	(31,501)	10,433	33.1
NM - Not meaningful.

Adjusted Property EBITDAR at Wynn Palace and Wynn Macau increased $111.9 million and $49.4 million for the three months ended March 31, 2023, respectively, primarily due to an increase in operating revenues, partially offset by an increase in operating expenses. In December 2022 and early January 2023, the Macau government relaxed or eliminated most of COVID-19 related protective measures, which resulted in increased business volumes at our Macau Operations for the three months ended March 31, 2023. Our Macau Operations for the three months ended March 31, 2022 were negatively impacted by certain travel-related restrictions and conditions related to the COVID-19 pandemic.

Adjusted Property EBITDAR at our Las Vegas Operations increased $72.2 million for the three months ended March 31, 2023, primarily due to an increase in revenues from casino, hotel, and food and beverage operations, partially offset by increased operating expenses.

Adjusted Property EBITDAR at Encore Boston Harbor increased $8.2 million for the three months ended March 31, 2023, primarily due to an increase in revenues from casino operations, partially offset by increased operating expenses.

Adjusted Property EBITDAR at Wynn Interactive increased $10.4 million for the three months ended March 31, 2023, primarily due to a decrease in marketing and promotional expenses, depreciation and amortization, and property charges and other expenses.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Three Months Ended March 31,
Cash Flows - Summary	2023	2022
Cash flows from operating activities	$169,491	$(117,385)

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(124,466)	(96,343)
Purchase of intangible and other assets	(7,741)	(901)
Proceeds from sale of assets and other	257	29
Net cash used in investing activities	(131,950)	(97,215)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,200,000	—
Repayments of long-term debt	(1,018,973)	(12,500)
Repurchase of common stock	(10,834)	(11,667)
Proceeds from sale of noncontrolling interest in subsidiary	—	50,033
Distribution to noncontrolling interest	(4,502)	(9,279)
Dividends paid	(175)	(1,163)
Finance lease payments	(5,410)	(4,443)
Payments for financing costs	(31,330)	(109)
Other	(7,773)	—
Net cash provided by financing activities	121,003	10,872

Effect of exchange rate on cash, cash equivalents and restricted cash	(2,567)	(925)
Increase (decrease) in cash, cash equivalents and restricted cash	$155,977	$(204,653)

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

During the three months ended March 31, 2023, the increase in cash flows from operating activities was primarily due to increased revenues from our Macau Operations, our Las Vegas Operations, and Encore Boston Harbor, which was partially offset by an increase in operating expenses associated with higher business volumes. During the three months ended March 31, 2022, the decrease in net cash used in operating activities was primarily due to increased operating revenues, partially offset by an increase in operating expenses.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the three months ended March 31, 2023, we incurred capital expenditures of $38.5 million at our Las Vegas Operations, $30.1 million at Encore Boston Harbor, $6.4 million at Wynn Palace, and $3.0 million at Wynn Macau primarily related to maintenance capital expenditures, and $46.5 million at Corporate and other primarily related to future development projects.

During the three months ended March 31, 2022, we incurred capital expenditures of $67.8 million at our Las Vegas Operations primarily related to the Wynn Las Vegas room remodel, and $7.5 million at Encore Boston Harbor, $13.1 million at Wynn Palace, and $4.2 million at Wynn Macau, each primarily related to maintenance capital expenditures.

Financing Activities

During the three months ended March 31, 2023, the cash flows from financing activities was primarily due to the following debt issuances and repayments (in thousands):

	Proceeds from issuance	Repayments
WRF 7 1/8% Senior Notes, due 2031	$600,000	$—
WML 4 1/2% Convertible Bonds, due 2029	600,000	—
WRF 7 3/4% Senior Notes, due 2025	—	506,473
Wynn Las Vegas 4 1/4% Senior Notes, due 2023	—	500,000
WRF Term Loan, due 2024	—	12,500
Total	$1,200,000	$1,018,973

In addition, during the three months ended March 31, 2023, we paid $31.3 million for financing costs related to the financing activities above.

During the three months ended March 31, 2022, we received a $50.0 million contribution from a noncontrolling interest holder in exchange for a 49.9% interest in certain retail space contributed by the Company to the Retail Joint Venture. In addition, we made a $12.5 million quarterly amortization payment under the WRF Term Loan Facility.

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity presented by significant financing entity as of March 31, 2023 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$1,613,207	$—
Wynn Resorts Finance, LLC (1)	1,851,777	836,985
Wynn Resorts, Limited and other	378,544	—
Total	$3,843,528	$836,985
(1) Excluding Wynn Macau, Limited and subsidiaries.

Wynn Macau, Limited and subsidiaries. WML generates cash from our Macau Operations. We expect to use this cash to fund working capital and capital expenditure requirements at WML and our Macau Operations, and to service our WML Senior Notes, WM Cayman II Revolver, and WML Convertible Bonds. WML paid no dividends during 2022 or the three months ended March 31, 2023.

The borrowings under the WM Cayman II Revolver bear interest at LIBOR or HIBOR plus a margin of 2.625% per annum until June 30, 2023, the date from which the margin will be 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. The final maturity of all outstanding loans under the Revolving Facility is September 16, 2025.

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

On March 7, 2023, WML completed an offering (the "Offering") of $600.0 million 4.50% convertible bonds due 2029 (the "WML Convertible Bonds"). The WML Convertible Bonds are constituted by a trust deed dated March 7, 2023 (the "Trust Deed"). The net proceeds from the Offering, after deduction of commission and other related expenses, were $585.9 million. WML intends to use the proceeds for general corporate purposes. The WML Convertible Bonds bear interest on their outstanding principal amount from and including March 7, 2023 at the rate of 4.50% per annum.

The WML Convertible Bonds are convertible at the option of the holder thereof into fully paid ordinary shares of WML, at the initial conversion price of approximately HK$10.24 (equivalent to approximately $1.30) per share, subject to and upon compliance with the terms and conditions of the WML Convertible Bonds (the "Terms and Conditions," and such right, the "Conversion Right"). The conversion price is at the fixed rate of HK$7.8497 (equivalent to US$1.00), subject to standard adjustments for certain dilutive events as described in the Terms and Conditions. WML has the option, in its sole discretion, to pay to the relevant bondholder an amount of cash equivalent in order to satisfy the Conversion Right in whole or in part.

The holders of the WML Convertible Bonds have the option to require WML to redeem all or some only of such holder’s Bonds (i) on March 7, 2027 at their principal amount together with interest accrued but unpaid to (but excluding) the date fixed for redemption; or (ii) on the Relevant Event Redemption Date (as defined in the Terms and Conditions) at their principal amount together with interest accrued but unpaid to, but excluding such date, following the occurrence of (a) when the Ordinary Shares cease to be listed or admitted to trading or are suspended from trading for a period equal to or exceeding 10 consecutive trading days on the Stock Exchange of Hong Kong Limited, or if applicable, the alternative stock exchange, (b) when there is a Change of Control (as defined in the Terms and Conditions), or (c) when less than 25% of WML’s total number of issued Ordinary Shares are held by the public (as interpreted under Rule 8.24 of the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited). The WML Convertible Bonds may also be redeemed at the option of WML in whole, but not in part, at any time after March 7, 2027, but prior to March 7, 2029, upon giving notice to the bondholders in accordance with the Terms and Conditions, under certain circumstances specified in the Trust Deed.

If our portion of our cash and cash equivalents were repatriated to the U.S. on March 31, 2023, it would be subject to minimal U.S. taxes in the year of repatriation.

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

On February 16, 2023, WRF and its subsidiary Wynn Resorts Capital Corp. (together with WRF, the “WRF Issuers”) issued $600.0 million aggregate principal amount of 7 1/8% Senior Notes due 2031 (the "2031 WRF Senior Notes") in a private offering. The 2031 WRF Senior Notes were issued at par, for proceeds of $596.2 million, net of $3.8 million of related fees and expenses. Also on February 16, 2023, WRF completed a cash tender offer for any and all of the outstanding principal amount of the 2025 WRF Senior Notes, and accepted for purchase valid tenders with respect to $506.4 million and paid a tender premium of $12.4 million. We used a portion of the net proceeds from the offering of the 2031 WRF Senior Notes to purchase such tendered 2025 WRF Senior Notes and to pay related fees and expenses, and intend to use the remaining net proceeds for general corporate purposes. In April 2023, we repurchased the remaining outstanding 2025 WRF Senior Notes using the remaining net proceeds from the issuance of the 2031 WRF Senior Notes and cash held by WRF, at a price equal to 101.938% of the principal amount plus accrued interest under the terms of its indenture.

In March 2023, we repurchased all of the outstanding Wynn Las Vegas 4.25% Senior Notes due 2023 of $500.0 million using cash held by WRF, at a price equal to 100% of the principal amount plus accrued interest under the terms of their indenture.

Wynn Resorts, Limited and other subsidiaries. Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited and other primarily generates cash from royalty (including intellectual property license) and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. Fees payable by Wynn Macau SA to Wynn Resorts, Limited under its intellectual property license agreement are capped at $75.2 million for the year ended December 31, 2023. We expect to use cash held by Wynn Resorts, Limited and other to service our Retail Term Loan, to pay dividends, to fund future development projects, and for general corporate purposes.

Wynn Resorts, Limited has resumed its quarterly dividend program, with a cash dividend of $0.25 per share declared on May 9, 2023, payable on June 6, 2023 to stockholders of record as of May 23, 2023.

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

In April 2016, our Board of Directors has authorized an equity repurchase program of up to $1.00 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the three months ended March 31, 2023, we did not repurchase any shares of our common stock under this equity repurchase program. As of March 31, 2023, we had $628.8 million in repurchase authority remaining under the program.

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

Contractual Commitments

During the three months ended March 31, 2023, except as described below, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

During the three months ended March 31, 2023, our fixed interest rate long-term debt obligations increased by a net amount of $193.5 million, as a result of $1.20 billion in long-term debt issuances, net of $1.01 billion in debt repayments. Additionally, our annual fixed interest payments are expected to increase $15.6 million in 2023, $30.5 million in 2024, $58.3 million in 2025, $69.8 million in each of 2026 and 2027, and $166.2 million thereafter, primarily as a result of the issuance of the WRF 2031 Senior Notes and the WML Convertible Bonds and the repurchase of the tendered 2025 WRF Senior Notes and the 2023 Wynn Las Vegas Senior Notes, each as described above.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as described below, there have been no significant changes to these policies for the three months ended March 31, 2023:

WML Convertible Bond Conversion Option Derivative

On March 7, 2023, WML completed the Offering of the WML Convertible Bonds. The Company determined that the conversion feature contained within the WML Convertible Bonds is not indexed to WML's equity and, as such, is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative (the "WML Convertible Bonds Conversion Option Derivative"). In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative will be recorded at fair value each reporting period, with changes recognized in the statement of operations.

The Company used a binomial lattice model in order to estimate the fair value of the embedded derivative in the WML Convertible Bonds. Inherent in a binomial options pricing model are unobservable (Level 3) inputs and assumptions related to expected share-price volatility, risk-free interest rate, expected term, and dividend yield. The Company estimates the volatility of shares of WML common stock based on historical volatility that matches the expected remaining term to maturity of the WML Convertible Bonds. The risk-free interest rate is based on the Hong Kong and United States benchmark yield curves on the valuation date for a maturity similar to the expected remaining term of the WML Convertible Bonds. The expected life of the WML Convertible Bonds is assumed to be equivalent to their remaining term to maturity. The dividend yield is based on the historical WML dividend rate over the last several years. The output of the lattice model can be highly sensitive to fluctuations in its inputs.

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

Interest Rate Sensitivity

As of March 31, 2023, approximately 24% of our long-term debt was based on variable rates. Based on our outstanding borrowings as of March 31, 2023, an assumed 100 basis point increase and decrease in the applicable variable rates would have caused our annual interest expense to change by $23.2 million and $23.7 million, respectively.

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

Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of March 31, 2023, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $44.8 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to those risk factors during the three months ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no share repurchases made by the Company under its publicly announced equity prepurchase program during the three months ended March 31, 2023. As of March 31, 2023, the Company had $628.8 million in repurchase authority remaining under the program.

The following table summarizes the shares we repurchased in satisfaction of employee tax withholding obligations on vested restricted stock during the three months ended March 31, 2023, which were not part of the Company's publicly announced equity repurchase program:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
January 31, 2023	80,655	$97.82	$7,889
February 28, 2023	8,311	$105.82	$879
March 31, 2023	18,215	$113.36	$2,065

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
4.1
Indenture, dated as of February 16, 2023, by and among Wynn Resorts Finance, LLC, and Wynn Resorts Capital Corp., as joint and several obligors and the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 16, 2023.)

4.2
Trust Deed, dated as of March 7, 2023, by and between Wynn Macau, Limited and DB Trustees (Hong Kong) Limited, as trustee, relating to convertible bonds due 2029 convertible into ordinary shares of Wynn Macau, Limited (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 7, 2023.)

4.3
Agency Agreement, dated as of March 7, 2023, by and between Wynn Macau, Limited, DB Trustees (Hong Kong) Limited, as trustee, and Deutsche Bank Trust Company Americas, as principal paying agent, principal conversion agent, transfer agent and registrar, relating to convertible bonds due 2029 convertible into ordinary shares of Wynn Macau, Limited (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 7, 2023.)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2023 and 2022; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: May 9, 2023	By:	/s/ Julie Cameron-Doe
Julie Cameron-Doe
Chief Financial Officer
(Principal Financial and Accounting Officer)