Form 10-Q
period 2023-06-30
WYNN RESORTS LTD
filed 2023-08-09
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2023
Common stock, par value $0.01	113,936,334

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,653,966	$3,650,440
Restricted cash	3,904	4,819
Investment securities	288,201	—
Accounts receivable, net of allowance for credit losses of $57,261 and $78,842	229,794	216,033
Inventories	70,979	70,094
Prepaid expenses and other	104,920	88,201
Total current assets	4,351,764	4,029,587
Property and equipment, net	6,771,322	6,896,060
Restricted cash	89,927	127,731
Goodwill and intangible assets, net	444,807	245,253
Operating lease assets	1,838,054	1,853,164
Other assets	287,812	263,305
Total assets	$13,783,686	$13,415,100
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$178,486	$197,474
Customer deposits	498,136	506,148
Gaming taxes payable	142,266	44,967
Accrued compensation and benefits	156,878	187,160
Accrued interest	148,377	135,630
Current portion of long-term debt	41,250	547,543
Other accrued liabilities	180,654	192,501
Total current liabilities	1,346,047	1,811,423
Long-term debt	12,101,477	11,569,316
Long-term operating lease liabilities	1,610,787	1,615,157
Other long-term liabilities	232,539	59,569
Total liabilities	15,290,850	15,055,465
Commitments and contingencies (Note 16)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 132,948,390 and 132,256,185 shares issued; 113,942,935 and 113,369,439 shares outstanding, respectively	1,329	1,323
Treasury stock, at cost; 19,005,455 and 18,886,746 shares, respectively	(1,635,966)	(1,623,872)
Additional paid-in capital	3,619,241	3,583,923
Accumulated other comprehensive income (loss)	7,916	(404)
Accumulated deficit	(2,622,773)	(2,711,808)
Total Wynn Resorts, Limited stockholders' deficit	(630,253)	(750,838)
Noncontrolling interests	(876,911)	(889,527)
Total stockholders' deficit	(1,507,164)	(1,640,365)
Total liabilities and stockholders' deficit	$13,783,686	$13,415,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues:
Casino	$912,999	$359,585	$1,679,991	$849,447
Rooms	276,505	201,298	549,034	371,674
Food and beverage	257,036	229,816	489,647	403,836
Entertainment, retail and other	149,282	118,133	300,829	237,209
Total operating revenues	1,595,822	908,832	3,019,501	1,862,166
Operating expenses:
Casino	543,643	244,064	1,017,028	568,143
Rooms	73,783	65,070	146,485	123,785
Food and beverage	203,922	185,471	384,541	332,127
Entertainment, retail and other	85,999	74,985	178,481	163,889
General and administrative	257,321	200,378	517,093	397,158
Provision for credit losses	(6,640)	(3,487)	(7,184)	(3,145)
Pre-opening	1,477	4,502	5,955	6,949
Depreciation and amortization	169,962	162,968	338,774	347,524
Property charges and other	16,019	26,909	18,477	72,629
Total operating expenses	1,345,486	960,860	2,599,650	2,009,059
Operating income (loss)	250,336	(52,028)	419,851	(146,893)
Other income (expense):
Interest income	44,127	2,691	84,320	3,971
Interest expense, net of amounts capitalized	(190,243)	(154,830)	(377,983)	(306,988)
Change in derivatives fair value	24,336	1,562	47,382	8,962
Loss on debt financing transactions	(3,375)	—	(15,611)	—
Other	6,959	(10,099)	(23,655)	(25,226)
Other income (expense), net	(118,196)	(160,676)	(285,547)	(319,281)
Income (loss) before income taxes	132,140	(212,704)	134,304	(466,174)
Provision for income taxes	(4,305)	(718)	(5,323)	(1,858)
Net income (loss)	127,835	(213,422)	128,981	(468,032)
Less: net (income) loss attributable to noncontrolling interests	(22,651)	83,371	(11,465)	154,657
Net income (loss) attributable to Wynn Resorts, Limited	$105,184	$(130,051)	$117,516	$(313,375)
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$0.93	$(1.14)	$1.04	$(2.73)
Diluted	$0.84	$(1.14)	$0.84	$(2.73)
Weighted average common shares outstanding:
Basic	112,889	114,471	112,821	114,749
Diluted	113,198	114,471	113,143	114,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$127,835	$(213,422)	$128,981	$(468,032)
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(3,595)	884	11,568	5,481
Total comprehensive income (loss)	124,240	(212,538)	140,549	(462,551)
Less: comprehensive (income) loss attributable to noncontrolling interests	(21,615)	83,015	(14,713)	153,001
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$102,625	$(129,523)	$125,836	$(309,550)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the three months ended June 30, 2023
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, April 1, 2023	113,808,044	$1,328	$(1,634,706)	$3,604,945	$10,475	$(2,699,476)	$(717,434)	$(898,936)	$(1,616,370)
Net income	—	—	—	—	—	105,184	105,184	22,651	127,835
Currency translation adjustment	—	—	—	—	(2,559)	—	(2,559)	(1,036)	(3,595)
Exercise of stock options	7,000	—	—	478	—	—	478	—	478
Issuance of restricted stock	147,628	1	—	(2)	—	—	(1)	—	(1)
Cancellation of restricted stock	(8,209)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(11,528)	—	(1,260)	—	—	—	(1,260)	—	(1,260)
Cash dividends declared	—	—	—	—	—	(28,481)	(28,481)	—	(28,481)
Distribution to noncontrolling interest	—	—	—	(2,994)	—	—	(2,994)	(1,449)	(4,443)
Stock-based compensation	—	—	—	16,814	—	—	16,814	1,859	18,673
Balances, June 30, 2023	113,942,935	$1,329	$(1,635,966)	$3,619,241	$7,916	$(2,622,773)	$(630,253)	$(876,911)	$(1,507,164)

	For the three months ended June 30, 2022
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, April 1, 2022	115,917,961	$1,318	$(1,448,040)	$3,571,666	$9,301	$(2,471,285)	$(337,040)	$(696,219)	$(1,033,259)
Net loss	—	—	—	—	—	(130,051)	(130,051)	(83,371)	(213,422)
Currency translation adjustment	—	—	—	—	528	—	528	356	884
Issuance of restricted stock	178,038	2	—	(2)	—	—	—	—	—
Cancellation of restricted stock	(3,405)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(2,384,952)	—	(137,638)	—	—	—	(137,638)	—	(137,638)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(7,244)	(7,244)
Transactions with subsidiary minority shareholders	—	—	—	(16,750)	—	—	(16,750)	19,646	2,896
Stock-based compensation	—	—	—	11,584	—	5	11,589	1,940	13,529
Balances, June 30, 2022	113,707,642	$1,320	$(1,585,678)	$3,566,498	$9,829	$(2,601,331)	$(609,362)	$(764,892)	$(1,374,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the six months ended June 30, 2023
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2023	113,369,439	$1,323	$(1,623,872)	$3,583,923	$(404)	$(2,711,808)	$(750,838)	$(889,527)	$(1,640,365)
Net income	—	—	—	—	—	117,516	117,516	11,465	128,981
Currency translation adjustment	—	—	—	—	8,320	—	8,320	3,248	11,568
Exercise of stock options	32,284	—	—	1,965	—	—	1,965	—	1,965
Issuance of restricted stock	668,329	6	—	6,632	—	—	6,638	—	6,638
Cancellation of restricted stock	(14,589)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(118,709)	—	(12,094)	—	—	—	(12,094)	—	(12,094)
Cash dividends declared	—	—	—	—	—	(28,481)	(28,481)	—	(28,481)
Distribution to noncontrolling interest	—	—	—	(2,994)	—	—	(2,994)	(5,951)	(8,945)
Transactions with subsidiary minority shareholders	6,181	—	—	(754)	—	—	(754)	754	—
Stock-based compensation	—	—	—	30,469	—	—	30,469	3,100	33,569
Balances, June 30, 2023	113,942,935	$1,329	$(1,635,966)	$3,619,241	$7,916	$(2,622,773)	$(630,253)	$(876,911)	$(1,507,164)

	For the six months ended June 30, 2022
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2022	115,714,943	$1,314	$(1,436,373)	$3,502,715	$6,004	$(2,288,078)	$(214,418)	$(621,797)	$(836,215)
Net loss	—	—	—	—	—	(313,375)	(313,375)	(154,657)	(468,032)
Currency translation adjustment	—	—	—	—	3,825	—	3,825	1,656	5,481
Issuance of restricted stock	597,236	7	—	9,281	—	—	9,288	—	9,288
Cancellation of restricted stock	(82,500)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(2,522,037)	—	(149,305)	—	—	—	(149,305)	—	(149,305)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(16,523)	(16,523)
Contribution from noncontrolling interest	—	—	—	48,559	—	—	48,559	1,474	50,033
Transaction with subsidiary minority shareholders	—	—	—	(16,750)	—	—	(16,750)	19,646	2,896
Stock-based compensation	—	—	—	22,692	—	122	22,814	5,309	28,123
Balances, June 30, 2022	113,707,642	$1,320	$(1,585,678)	$3,566,498	$9,829	$(2,601,331)	$(609,362)	$(764,892)	$(1,374,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$128,981	$(468,032)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	338,774	347,524
Deferred income taxes	(1,371)	429
Stock-based compensation expense	32,995	28,495
Amortization of debt issuance costs	19,095	14,588
Loss on debt financing transactions	15,611	—
Provision for credit losses	(7,184)	(3,145)
Change in derivatives fair value	(47,382)	(8,962)
Property charges and other	42,132	97,855
Increase (decrease) in cash from changes in:
Receivables, net	(9,489)	15,833
Inventories, prepaid expenses and other	(407)	(10,450)
Customer deposits	(6,465)	(21,949)
Accounts payable and accrued expenses	25,449	(149,637)
Net cash provided by (used in) operating activities	530,739	(157,451)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(215,299)	(186,038)
Purchase of investment securities	(286,519)	—
Purchase of intangible and other assets	(42,933)	(9,375)
Proceeds from sale of assets and other	490	29
Net cash used in investing activities	(544,261)	(195,384)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,200,000	—
Repayments of long-term debt	(1,112,500)	(25,000)
Repurchase of common stock	(12,094)	(149,305)
Proceeds from exercise of stock options	1,965	—
Proceeds from issuance of subsidiary common stock	—	2,895
Proceeds from sale of noncontrolling interest in subsidiary	—	50,033
Distribution to noncontrolling interest	(8,945)	(16,523)
Dividends paid	(28,709)	(1,291)
Finance lease payments	(9,731)	(8,602)
Payments for financing costs	(41,020)	(3,113)
Other	(7,773)	—
Net cash used in financing activities	(18,807)	(150,906)
Effect of exchange rate on cash, cash equivalents and restricted cash	(2,864)	(3,590)
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(35,193)	(507,331)
Balance, beginning of period	3,782,990	2,531,067
Balance, end of period	$3,747,797	$2,023,736
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

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the financial statements relate to and include, but are not limited to, inputs into the Company's estimated allowance for credit losses, estimates regarding the useful lives and recoverability of long-lived and intangible assets, valuations of derivatives, and litigation and contingency estimates.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $391.4 million and $106.3 million for the three months ended June 30, 2023 and 2022, respectively, and $701.8 million and $283.2 million for the six months ended June 30, 2023 and 2022, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Investment Securities

Investment securities consist of short-term investments in United States treasury bills. Short-term investments have a maturity date of less than one year. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

As of June 30, 2023, the Company had $288.2 million in investment securities, recorded at amortized cost. The estimated fair value of the Company's investment securities as of June 30, 2023 was approximately $286.9 million and the gross unrecognized holding loss was $1.3 million. As of June 30, 2023, the Company had $1.7 million in accrued interest, recorded in Investment securities on the Condensed Consolidated Balance Sheets.

As of December 31, 2022, the Company had no investment securities.

As of the balance sheet date, the Company evaluates whether the unrealized losses are attributable to credit losses or other factors. The Company considers the severity of the decline in value, creditworthiness of the issuer and other relevant factors and records an allowance for credit losses, limited to the excess of amortized cost over fair value, with a corresponding charge to earnings. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. During the three and six months ended June 30, 2023, no impairment loss was recognized.

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

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents:
Cash (1)	$1,294,193	$1,699,583
Cash equivalents (2)	2,359,773	1,950,857
Total cash and cash equivalents	3,653,966	3,650,440
Restricted cash (3)	93,831	132,550
Total cash, cash equivalents and restricted cash	$3,747,797	$3,782,990
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan, and as of June 30, 2023 and December 31, 2022 included $86.7 million and $124.5 million, respectively, in the form of a first demand bank guarantee in favor of the Macau government to support Wynn Resorts (Macau) S.A.'s legal and contractual obligations through the term of the Gaming Concession Contract (as defined in Note 6, "Goodwill and Intangible Assets, net").

The following table presents the supplemental cash flow disclosures of the Company (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for interest, net of amounts capitalized	$346,055	$292,218
Liability settled with shares of common stock	$6,639	$9,287
Accounts and construction payables related to property and equipment	$49,014	$47,305
Other liabilities related to intangible assets (1)	$205,875	$5,586
Finance lease liabilities arising from obtaining finance lease assets	$657	$4,135
(1) For the six months ended June 30, 2023, included $201.5 million related to the Macau gaming premium in connection with the Gaming Concession Contract. See Note 6, "Goodwill and Intangible Assets, net" for further information.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Casino	$163,699	$171,893
Hotel	30,484	35,654
Other	92,872	87,328
	287,055	294,875
Less: allowance for credit losses	(57,261)	(78,842)
	$229,794	$216,033

As of June 30, 2023 and December 31, 2022, approximately 64.2% and 57.6%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 33.2% and 43.2% of gross casino receivables as of June 30, 2023 and December 31, 2022, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	June 30,
	2023	2022
Balance at beginning of year	$78,842	$111,319
Provision for credit losses	(7,184)	(3,145)
Write-offs	(22,862)	(16,894)
Recoveries of receivables previously written off	8,655	1,664
Effect of exchange rate	(190)	(365)
Balance at end of period	$57,261	$92,579

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Buildings and improvements	$8,348,018	$8,363,427
Land and improvements	1,226,686	1,195,717
Furniture, fixtures and equipment	3,218,402	3,165,659
Airplanes	110,623	110,623
Construction in progress	182,151	112,034
	13,085,880	12,947,460
Less: accumulated depreciation	(6,314,558)	(6,051,400)
	$6,771,322	$6,896,060

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of June 30, 2023 and December 31, 2022, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties.

Depreciation expense for the three months ended June 30, 2023 and 2022 was $154.8 million and $154.1 million, respectively, and depreciation expense for the six months ended June 30, 2023 and 2022 was $308.9 million and $330.4 million, respectively.

Note 6 -    Goodwill and Intangible Assets, net

The following table shows the movement in the Company's goodwill and intangible assets balances that occurred during the periods presented (in thousands):

	June 30, 2023	December 31, 2022
Finite-lived intangible assets:
Macau gaming concession	$208,626	$48,304
Less: accumulated amortization	(10,431)	(48,304)
	198,195	—

Massachusetts gaming license	117,700	117,700
Less: accumulated amortization	(31,561)	(27,638)
	86,139	90,062

Other finite-lived intangible assets	75,302	65,194
Less: accumulated amortization	(13,746)	(8,920)
	61,556	56,274

Total finite-lived intangible assets	345,890	146,336

Indefinite-lived intangible assets:
Water rights and other	8,397	8,397
Total indefinite-lived intangible assets	8,397	8,397

Goodwill:
Balance at beginning of year	90,520	129,738
Foreign currency translation	—	(1,457)
Impairment	—	(37,761)
Balance at end of period	90,520	90,520

Total goodwill and intangible assets, net	$444,807	$245,253

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

On January 1, 2023, the Company recognized an intangible asset and financial liability of MOP1.68 billion (approximately $208.3 million), representing the right to operate games of chance at Wynn Palace and Wynn Macau and the unconditional obligation to make payments under the Gaming Concession Contract. This intangible asset comprises the contractually obligated annual payments of fixed and variable premiums, as well as fees associated with the above-described Property Transfer Agreements. The contractually obligated annual variable premium payments associated with the intangible asset was determined using the total number of gaming tables and gaming machines that Wynn Macau SA is currently approved to operate by the Macau government. In the accompanying condensed consolidated balance sheets, the noncurrent portion of the financial liability is included in "Other long-term liabilities" and the current portion is included in "Other accrued liabilities." The intangible asset is being amortized on a straight-line basis over the 10-year term of the Gaming Concession Contract. The Company expects that amortization of the Macau Gaming Concession will be $10.4 million in the six months ending December 31, 2023, and $20.9 million each year from 2024 to 2032.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 7 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Macau Related:
WM Cayman II Revolver, due 2025 (1)	$1,494,366	$1,500,473
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 4 1/2% Convertible Bonds, due 2029 (2)	600,000	—

U.S. and Corporate Related:
WRF Credit Facilities (3):
WRF Term Loan, due 2024	75,572	837,500
WRF Term Loan, due 2027	749,428	—
WLV 4 1/4% Senior Notes, due 2023	—	500,000
WLV 5 1/2% Senior Notes, due 2025	1,780,000	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 7 3/4% Senior Notes, due 2025	—	600,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	600,000	—
Retail Term Loan, due 2025 (4)	615,000	615,000
	12,244,366	12,162,973
WML Convertible Bond Conversion Option Derivative	76,992	—
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(178,631)	(46,114)
	12,142,727	12,116,859
Less: Current portion of long-term debt	(41,250)	(547,543)
Total long-term debt, net of current portion	$12,101,477	$11,569,316
(1) As of June 30, 2023, the borrowings under the WM Cayman II Revolver bear interest at LIBOR or HIBOR plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis, subject to a floor on the interest rate margin of 2.625% per annum. Approximately $312.5 million and $1.18 billion of the WM Cayman II Revolver bears interest at a rate of LIBOR plus 2.875% per year and HIBOR plus 2.875% per year, respectively. As of June 30, 2023, the weighted average interest rate was approximately 7.81%. As of June 30, 2023, the WM Cayman II Revolver was fully drawn. Due to the global phase out of LIBOR, on June 27, 2023, WM Cayman II entered into an amended and restated facility agreement to, among other things, transition the base rate applicable to U.S. dollar-denominated loans made under the WM Cayman II Revolver from LIBOR to the term secured overnight financing rate ("Term SOFR"). The new Term SOFR base rate became effective July 4, 2023.
(2) As of June 30, 2023, the net carrying amount of the WML Convertible Bonds was $470.7 million, with unamortized debt discount and debt issuance costs of $129.3 million. The Company recorded contractual interest expense of $6.8 million and $8.6 million and amortization of discounts and issuance costs of $4.3 million and $5.4 million during the three and six months ended June 30, 2023, respectively.
(3) The WRF Credit Facilities bear interest at a rate of Term SOFR plus 1.85% per year. As of June 30, 2023, the weighted average interest rate was approximately 6.95%. Additionally, as of June 30, 2023, the available borrowing capacity under the WRF Revolver was $737.0 million, net of $13.0 million in outstanding letters of credit.
(4) The Retail Term Loan bears interest at a rate of LIBOR plus 1.70% per year. As of June 30, 2023, the interest rate was 5.45%. On June 2, 2023, the Company entered into a second amendment to the existing term loan agreement which transitions the benchmark interest rate of the Retail Term Loan from LIBOR to the adjusted daily simple secured overnight financing rate ("SOFR"), effective July 3, 2023.

WM Cayman II Revolver Facility Agreement Amendment

Due to the global phase out of LIBOR, on June 27, 2023, WM Cayman Holdings Limited II, as borrower ("WM Cayman II"), and WML, as guarantor, entered into an Amended and Restated Facility Agreement with Bank of China Limited, Macau Branch, as agent for the syndicate of lenders (as amended and restated, the "Facility Agreement"), to transition the base rate applicable to loans denominated in U.S. dollars made pursuant to the revolving credit facility provided thereunder (the "WM

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Cayman II Revolver") from the London Interbank Offered Rate ("LIBOR") to Term SOFR. The new Term SOFR base rate became effective July 4, 2023.

The WM Cayman II Revolver consists of a U.S. dollar tranche in an amount of $312.5 million ("Facility A") and a Hong Kong dollar tranche in an amount of HK$9.26 billion (equivalent to $1.18 billion) ("Facility B"). Pursuant to the Facility Agreement, loans provided under Facility A bear interest at a variable rate per annum equal to: (a) Term SOFR, plus 0.10% (subject to a minimum floor of 0.00%), plus (b) a margin of 1.875% to 2.875% based on the consolidated leverage ratio of WM Cayman II and its subsidiaries (as calculated pursuant to the Facility Agreement), and loans provided under Facility B bear interest at a variable rate per annum equal to: (i) the Hong Kong Interbank Offered Rate, plus (ii) a margin of 1.875% to 2.875% based on the consolidated leverage ratio of WM Cayman II and its subsidiaries (as calculated pursuant to the Facility Agreement).

WML 4 1/2% Convertible Bonds, due 2029

On March 7, 2023, WML completed an offering (the "Offering") of $600 million 4.50% convertible bonds due 2029 (the "WML Convertible Bonds"). The WML Convertible Bonds are governed by a trust deed dated March 7, 2023 (the "Trust Deed"), between WML and DB Trustees (Hong Kong) Limited, as trustee. WML, DB Trustees (Hong Kong) Limited, as trustee, and Deutsche Bank Trust Company Americas entered into an agency agreement, appointing Deutsche Bank Trust Company Americas as the principal paying agent, principal conversion agent, transfer agent and registrar in relation to the WML Convertible Bonds. The net proceeds from the Offering, after deduction of commissions and other related expenses, were $585.9 million. WML intends to use the net proceeds for general corporate purposes.

The WML Convertible Bonds bear interest on their outstanding principal amount from and including March 7, 2023 at the rate of 4.50% per annum, payable semi-annually in arrears on March 7 and September 7 of each year. At any time on or after April 17, 2023, the WML Convertible Bonds are convertible at the option of the holder thereof into fully paid ordinary shares of WML, each with a nominal value of HK$0.001 per share ("Ordinary Shares"), at the initial conversion price of approximately HK$10.24 (equivalent to approximately $1.31) per share, subject to and upon compliance with the terms and conditions of the WML Convertible Bonds (the "Terms and Conditions," and such right, the "Conversion Right"). The conversion price is at the fixed exchange rate of HK$7.8497 per $1.00, subject to standard adjustments for certain dilutive events as described in the Terms and Conditions. WML has the option upon conversion by a bondholder to pay an amount of cash equivalent described in the Terms and Conditions in order to satisfy such Conversion Right in whole or in part.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company determined that the conversion feature contained within the WML Convertible Bonds is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative (the "WML Convertible Bond Conversion Option Derivative"). In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative will be reported at fair value as of the end of each reporting period, with changes recognized in the statement of operations. For more information, see "Note 8 - WML Convertible Bond Conversion Option Derivative." As a result, the Company recognized a debt discount of $123.5 million within Long-term debt, representing the estimated fair value of the holders' conversion option upon completion of the Offering. The debt discount will be amortized to interest expense over the term of the WML Convertible Bonds using the effective interest method. As of June 30, 2023, the estimated fair value of the WML Convertible Bond Conversion Option Derivative was a liability of $77.0 million, recorded within Long-term debt within the accompanying Condensed Consolidated Balance Sheet.

WRF Credit Facility Agreement Amendment

On May 17, 2023, Wynn Resorts Finance, LLC ("WRF") and certain of its subsidiaries entered into an amendment (the "WRF Credit Facility Agreement Amendment") to its existing credit agreement (the "WRF Credit Facility Agreement") among Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto.

The WRF Credit Facility Agreement Amendment amends the WRF Credit Facility Agreement to: (i) transition the benchmark rate from LIBOR to Term SOFR and to make conforming changes, (ii) reduce the aggregate principal amount of revolving commitments under the revolving credit facility by $100.0 million, from $850.0 million to $750.0 million, (iii) extend the stated maturity date for lenders electing to extend their revolving commitments in an amount equal to approximately $681.3 million from September 20, 2024 to September 20, 2027, and (iv) extend the stated maturity date for lenders electing to extend their term loan commitments in an amount equal to approximately $749.4 million from September 20, 2024 to September 20, 2027. Lenders who elected not to extend their revolving commitments in an amount equal to approximately $68.7 million will remain subject to a stated maturity date of September 20, 2024, and lenders who elected not to extend their term loan commitments in an amount equal to approximately $75.6 million will remain subject to a stated maturity date of September 20, 2024. In connection with the WRF Credit Facility Agreement Amendment, the Company recognized a loss on debt financing transactions of $1.2 million within the accompanying Condensed Consolidated Statement of Operations, and the Company recorded debt issuance costs of $5.1 million, within the Condensed Consolidated Balance Sheet.

WRF 7 1/8% Senior Notes, due 2031 and WRF 7 3/4% Senior Notes, due 2025

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

In connection with the issuance of the 2031 WRF Senior Notes and purchase of the 2025 WRF Senior Notes, the Company recognized a loss on debt financing transactions of $10.6 million within the accompanying Condensed Consolidated Statement of Operations, and the Company recorded debt issuance costs of $11.4 million within the accompanying Condensed Consolidated Balance Sheet.

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

Retail Term Loan Second Amendment

On June 2, 2023, Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC (collectively, the "Borrowers") entered into a second amendment (the "Retail Term Loan Second Amendment") to their existing term loan agreement (the "Retail Term Loan Agreement"). The Retail Term Loan Second Amendment, which is effective as of July 3, 2023, amends the Retail Term Loan Agreement to transition the benchmark interest rate applicable to the secured loan in an aggregate principal amount of $615.0 million issued to the Borrowers thereunder from LIBOR to SOFR and to make related conforming changes to the Retail Term Loan Agreement.

Debt Covenant Compliance

As of June 30, 2023, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of June 30, 2023 and December 31, 2022, was approximately $11.56 billion and $11.23 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $12.24 billion and $12.16 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 8 - WML Convertible Bond Conversion Option Derivative

An embedded derivative is a feature contained within a contract that affects some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument. Embedded derivatives are required to be bifurcated and accounted for separately from the host contract and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, freestanding instrument with the same terms would qualify as a derivative instrument. The Company determined that the conversion feature contained within the WML Convertible Bonds is not indexed to WML's equity and, as such, is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative. In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative will be reported at fair value as of the end of each reporting period, with changes recognized in the statement of operations.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table sets forth the inputs to the lattice models that were used to value the embedded derivatives:

	June 30, 2023		March 2, 2023 (Pricing date)
WML stock price	HK$	7.13	HK$	8.08
Estimated volatility	23.9%		26.0%
Risk-free interest rate	4.0%		4.2%
Expected term (years)	5.7		6.0
Dividend yield	0.0%		0.0%

In connection with the completion of the Offering on March 7, 2023, the Company recognized a debt discount and a corresponding liability for the embedded derivative, based on an estimated fair value of $123.5 million. The debt discount will be amortized to interest expense over the term of the WML Convertible Bonds using the effective interest method. As of June 30, 2023, the estimated fair value of the embedded derivative was a liability of $77.0 million, recorded within Long-term debt within the accompanying Condensed Consolidated Balance Sheet. In connection with the change in fair value, the Company recorded a $21.6 million and $46.5 million gain within Change in derivatives fair value in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023, respectively.

Note 9 - Stockholders' Deficit

Dividends

On June 6, 2023, the Company paid a cash dividend of $0.25 per share and recorded $28.5 million as a reduction of accumulated deficit.

On August 9, 2023, the Company announced a cash dividend of $0.25 per share, payable on August 31, 2023 to stockholders of record as of August 21, 2023.

Noncontrolling Interests

Retail Joint Venture

During the six months ended June 30, 2023 and 2022, the Retail Joint Venture made aggregate distributions of approximately $8.9 million and $16.5 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 17, "Retail Joint Venture."

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 10 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	June 30, 2023	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,359,773	$—	$2,359,773	$—
Restricted cash	$93,831	$6,017	$87,814	$—
Interest rate collar	$11,302	$—	$11,302	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 8)	$76,992	$—	$—	$76,992

		Fair Value Measurements Using:
	December 31, 2022	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,950,857	$490,683	$1,460,174	$—
Restricted cash	$132,550	$6,891	$125,659	$—
Interest rate collar	$10,408	$—	$10,408	$—

Note 11 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	June 30, 2023	December 31, 2022	Increase / (decrease)	June 30, 2022	December 31, 2021	Increase / (decrease)
Casino outstanding chips and front money deposits (1)	$398,100	$390,531	$7,569	$325,187	$352,830	$(27,643)
Advance room deposits and ticket sales (2)	73,517	85,019	(11,502)	60,777	55,438	5,339
Other gaming-related liabilities (3)	29,047	31,265	(2,218)	25,272	26,515	(1,243)
Loyalty program and related liabilities (4)	37,799	35,083	2,716	38,360	34,695	3,665
	$538,463	$541,898	$(3,435)	$449,596	$469,478	$(19,882)
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 12 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Casino	$512	$2,723	$989	$4,978
Rooms	195	215	401	401
Food and beverage	393	411	802	773
Entertainment, retail and other	2,846	1,279	5,885	5,174
General and administrative	14,339	9,967	24,918	17,169
Total stock-based compensation expense	18,285	14,595	32,995	28,495
Total stock-based compensation capitalized	1,368	777	2,134	1,457
Total stock-based compensation costs	$19,653	$15,372	$35,129	$29,952

Note 13 - Income Taxes

The Company recorded an income tax expense of $4.3 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively and an income tax expense of $5.3 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively. Income tax expense in 2023 primarily relates to U.S. operating profits. Income tax expense in 2022 primarily related to the Macau dividend tax agreement that provides for an annual payment as complementary tax otherwise due by stockholders of WRM.

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

Given the Company’s current earnings and anticipated future earnings, the Company believes there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance on certain of its U.S. deferred tax assets will no longer be needed.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited - basic	$105,184	$(130,051)	$117,516	$(313,375)
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds	(10,629)	—	(22,600)	—
Net income (loss) attributable to Wynn Resorts, Limited - diluted	$94,555	$(130,051)	$94,916	$(313,375)

Denominator:
Weighted average common shares outstanding	112,889	114,471	112,821	114,749
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	309	—	322	—
Weighted average common and common equivalent shares outstanding	113,198	114,471	113,143	114,749

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$0.93	$(1.14)	$1.04	$(2.73)
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$0.84	$(1.14)	$0.84	$(2.73)

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	321	975	344	975

Note 15 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Minimum rental income	$31,811	$37,233	$65,649	$61,834
Contingent rental income	25,206	14,092	53,970	34,715
Total rental income	$57,017	$51,325	$119,619	$96,549

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Macau Litigation Related to Dore

Wynn Macau SA has been named as a defendant in lawsuits filed in the Macau Court of First Instance by individuals who claim to be investors in, or persons with credit in accounts maintained by, Dore Entertainment Company Limited ("Dore"), an independent, Macau registered and licensed company that operated a gaming promoter business at Wynn Macau. In connection with the alleged theft, embezzlement, fraud and/or other crime(s) perpetrated by a former employee of Dore (the "Dore Incident"), the plaintiffs of the lawsuits allege that Dore failed to honor withdrawal of funds deposited with Dore as investments or gaming deposits that allegedly resulted in certain losses for these individuals. The principal allegations common to the lawsuits are that Wynn Macau SA, as a gaming concessionaire, should be held responsible for Dore’s conduct on the basis that Wynn Macau SA is responsible for the supervision of Dore’s activities at Wynn Macau that resulted in the purported losses.

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

Securities Class Action

On February 20, 2018, a putative securities class action was filed against the Company and certain current and former officers of the Company in the United States District Court, Southern District of New York (which was subsequently transferred to the United States District Court, District of Nevada) by John V. Ferris and Joann M. Ferris on behalf of all persons who purchased the Company's common stock between February 28, 2014 and January 25, 2018. The complaint alleges, among other things, certain violations of federal securities laws and seeks to recover unspecified damages as well as attorneys' fees, costs and related expenses for the plaintiffs. On April 15, 2019, the Company filed a motion to dismiss, which the court granted on May 27, 2020, with leave to amend. On July 1, 2020, the plaintiffs filed an amended complaint. On August 14, 2020, the Company filed a motion to dismiss the amended complaint. On July 28, 2021, the court granted in part, and denied in part, the Company's motion to dismiss the amended complaint, dismissing certain of plaintiffs' claims, including all claims against current CEO Craig Billings and the individual directors, and allowing other claims to proceed against the Company and several of the Company's former executive officers, including Matthew Maddox, Stephen A. Wynn, Kimmarie Sinatra, and Steven Cootey. On March 2, 2023, the court granted the plaintiffs' motion for class certification and appointed lead counsel. The parties are now proceeding with discovery.

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

Note 17 - Retail Joint Venture

As of June 30, 2023 and December 31, 2022, the Retail Joint Venture had total assets of $112.2 million and $102.9 million, respectively, and total liabilities of $621.9 million and $620.9 million, respectively. As of June 30, 2023 and December 31, 2022, the Retail Joint Venture's liabilities included long-term debt of $613.8 million and $613.5 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the Company's segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues
Macau Operations:
Wynn Palace
Casino	$365,277	$27,194	$635,964	$141,607
Rooms	50,092	7,008	97,002	20,839
Food and beverage	25,260	6,857	48,813	18,300
Entertainment, retail and other (1)	27,721	17,592	55,934	41,230
	468,350	58,651	837,713	221,976
Wynn Macau
Casino	242,950	39,959	419,333	142,389
Rooms	26,130	4,762	48,101	14,152
Food and beverage	14,666	5,231	28,968	13,617
Entertainment, retail and other (1)	17,847	8,631	35,917	23,525
	301,593	58,583	532,319	193,683
Total Macau Operations	769,943	117,234	1,370,032	415,659

Las Vegas Operations:
Casino	137,946	135,345	292,476	259,616
Rooms	177,765	167,116	362,874	298,582
Food and beverage	195,146	196,627	367,629	332,656
Entertainment, retail and other (1)	67,215	61,981	141,857	111,401
Total Las Vegas Operations	578,072	561,069	1,164,836	1,002,255

Encore Boston Harbor:
Casino	166,826	157,087	332,218	305,835
Rooms	22,518	22,412	41,057	38,101
Food and beverage	21,964	21,101	44,237	39,263
Entertainment, retail and other (1)	10,624	9,554	20,726	17,751
Total Encore Boston Harbor	221,932	210,154	438,238	400,950

Wynn Interactive:
Entertainment, retail and other	25,875	20,375	46,395	43,302
Total Wynn Interactive	25,875	20,375	46,395	43,302

Total operating revenues	$1,595,822	$908,832	$3,019,501	$1,862,166

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted Property EBITDAR (2)
Macau Operations:
Wynn Palace	$156,607	$(49,950)	$267,665	$(50,814)
Wynn Macau	89,590	(40,390)	134,335	(45,072)
Total Macau Operations	246,197	(90,340)	402,000	(95,886)
Las Vegas Operations	224,121	226,706	455,718	386,084
Encore Boston Harbor	69,104	63,746	132,518	118,996
Wynn Interactive	(14,964)	(20,953)	(36,032)	(52,454)
Total	524,458	179,159	954,204	356,740
Other operating expenses
Pre-opening	1,477	4,502	5,955	6,949
Depreciation and amortization	169,962	162,968	338,774	347,524
Property charges and other	16,019	26,909	18,477	72,629
Corporate expenses and other	32,748	22,213	67,238	48,036
Stock-based compensation	18,285	14,595	32,995	28,495
Triple-net operating lease expense	35,631	—	70,914	—
Total other operating expenses	274,122	231,187	534,353	503,633
Operating income (loss)	250,336	(52,028)	419,851	(146,893)
Other non-operating income and expenses
Interest income	44,127	2,691	84,320	3,971
Interest expense, net of amounts capitalized	(190,243)	(154,830)	(377,983)	(306,988)
Change in derivatives fair value	24,336	1,562	47,382	8,962
Loss on debt financing transactions	(3,375)	—	(15,611)	—
Other	6,959	(10,099)	(23,655)	(25,226)
Total other non-operating income and expenses	(118,196)	(160,676)	(285,547)	(319,281)
Income (loss) before income taxes	132,140	(212,704)	134,304	(466,174)
Provision for income taxes	(4,305)	(718)	(5,323)	(1,858)
Net income (loss)	127,835	(213,422)	128,981	(468,032)
Net (income) loss attributable to noncontrolling interests	(22,651)	83,371	(11,465)	154,657
Net income (loss) attributable to Wynn Resorts, Limited	$105,184	$(130,051)	$117,516	$(313,375)
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Macau Operations:
Wynn Palace	$2,927,349	$2,884,073
Wynn Macau	1,644,860	1,430,051
Other Macau	877,651	268,017
Total Macau Operations	5,449,860	4,582,141
Las Vegas Operations	3,140,774	3,168,597
Encore Boston Harbor	2,031,589	2,080,424
Wynn Interactive	192,335	213,837
Corporate and other	2,969,128	3,370,101
Total	$13,783,686	$13,415,100

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

Results of Operations

Summary of second quarter 2023 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	Percent Change	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues	$1,595,822	$908,832	$686,990	75.6	$3,019,501	$1,862,166	$1,157,335	62.1
Net income (loss) attributable to Wynn Resorts, Limited	105,184	(130,051)	235,235	NM	117,516	(313,375)	430,891	NM
Diluted net income (loss) per share	0.84	(1.14)	1.98	NM	0.84	(2.73)	3.57	NM
NM - Not meaningful.

The increase in operating revenues for the three months ended June 30, 2023 was primarily driven by increases of $409.7 million and $243.0 million from Wynn Palace and Wynn Macau, respectively, resulting from an increase in gaming volumes, hotel occupancy, and covers at restaurants. The results of our Macau Operations for the three months ended June 30, 2022 were negatively impacted by certain travel-related restrictions and conditions, including COVID-19 testing, certain entry restrictions, and other mitigation procedures, related to the COVID-19 pandemic. Over the course of December 2022 and January 2023, Macau authorities relaxed or eliminated COVID-19 related protective measures. As of the date of this report, there are no remaining entry restrictions or mandatory quarantine requirements in place for travelers to Macau, which resulted in increased business volumes at our Macau Operations for the three months ended June 30, 2023.

The increase in net income attributable to Wynn Resorts, Limited for the three months ended June 30, 2023 was primarily related to increased operating revenues at our Macau Operations, partially offset by increased operating expenses associated with higher business volumes at our Macau Operations.

Financial results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$468,350	$58,651	$409,699	698.5
Wynn Macau	301,593	58,583	243,010	414.8
Total Macau Operations	769,943	117,234	652,709	556.8
Las Vegas Operations	578,072	561,069	17,003	3.0
Encore Boston Harbor	221,932	210,154	11,778	5.6
Wynn Interactive	25,875	20,375	5,500	27.0
	$1,595,822	$908,832	$686,990	75.6

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$912,999	$359,585	$553,414	153.9
Non-casino revenues:
Rooms	276,505	201,298	75,207	37.4
Food and beverage	257,036	229,816	27,220	11.8
Entertainment, retail and other	149,282	118,133	31,149	26.4
Total non-casino revenues	682,823	549,247	133,576	24.3
	$1,595,822	$908,832	$686,990	75.6

Casino revenues for the three months ended June 30, 2023 were 57.2% of operating revenues, compared to 39.6% for the same period of 2022. Non-casino revenues for the three months ended June 30, 2023 were 42.8% of operating revenues, compared to 60.4% for the same period of 2022.

Casino revenues

Casino revenues increased primarily due to higher gaming volumes at our Macau Operations following the discontinuation of pandemic-related travel restrictions in Macau in late 2022 and early 2023.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended June 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$365,277	$27,194	$338,083	1,243.2
VIP:
Average number of table games	57	46	11	23.9
VIP turnover	$3,042,338	$344,462	$2,697,876	783.2
VIP table games win (loss)	$129,030	$(6,671)	$135,701	NM
VIP win (loss) as a % of turnover	4.24%	(1.94)%	6.18
Table games win (loss) per unit per day	$24,728	$(1,600)	$26,328	NM
Mass market:
Average number of table games	240	231	9	3.9
Table drop	$1,507,148	$210,549	$1,296,599	615.8
Table games win	$305,817	$41,581	$264,236	635.5
Table games win %	20.3%	19.7%	0.6
Table games win per unit per day	$13,980	$1,977	$12,003	607.1
Average number of slot machines	586	634	(48)	(7.6)
Slot machine handle	$579,626	$130,404	$449,222	344.5
Slot machine win	$27,583	$4,922	$22,661	460.4
Slot machine win per unit per day	$517	$85	$432	508.2
Wynn Macau:
Total casino revenues	$242,950	$39,959	$202,991	508.0
VIP:
Average number of table games	48	40	8	20.0
VIP turnover	$1,390,272	$301,645	$1,088,627	360.9
VIP table games win	$57,828	$14,446	$43,382	300.3
VIP win as a % of turnover	4.16%	4.79%	(0.63)
Table games win per unit per day	$13,257	$4,006	$9,251	230.9
Mass market:
Average number of table games	209	246	(37)	(15.0)
Table drop	$1,223,311	$216,154	$1,007,157	465.9
Table games win	$216,405	$30,582	$185,823	607.6
Table games win %	17.7%	14.1%	3.6
Table games win per unit per day	$11,388	$1,365	$10,023	734.3
Average number of slot machines	533	665	(132)	(19.8)
Slot machine handle	$519,807	$199,312	$320,495	160.8
Slot machine win	$15,452	$6,329	$9,123	144.1
Slot machine win per unit per day	$319	$105	$214	203.8
Poker rake	$5,376	$60	$5,316	NM

	Three Months Ended June 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$137,946	$135,345	$2,601	1.9
Average number of table games	235	237	(2)	(0.8)
Table drop	$559,701	$564,982	$(5,281)	(0.9)
Table games win	$128,012	$138,879	$(10,867)	(7.8)
Table games win %	22.9%	24.6%	(1.7)
Table games win per unit per day	$5,997	$6,440	$(443)	(6.9)
Average number of slot machines	1,651	1,712	(61)	(3.6)
Slot machine handle	$1,522,525	$1,326,178	$196,347	14.8
Slot machine win	$103,357	$89,844	$13,513	15.0
Slot machine win per unit per day	$688	$577	$111	19.2
Poker rake	$6,460	$5,021	$1,439	28.7
Encore Boston Harbor:
Total casino revenues	$166,826	$157,087	$9,739	6.2
Average number of table games	190	184	6	3.3
Table drop	$354,365	$366,222	$(11,857)	(3.2)
Table games win	$79,072	$80,263	$(1,191)	(1.5)
Table games win %	22.3%	21.9%	0.4
Table games win per unit per day	$4,573	$4,794	$(221)	(4.6)
Average number of slot machines	2,561	2,781	(220)	(7.9)
Slot machine handle	$1,300,237	$1,232,427	$67,810	5.5
Slot machine win	$106,726	$99,424	$7,302	7.3
Slot machine win per unit per day	$458	$393	$65	16.5
Poker rake	$5,211	$1,241	$3,970	319.9
NM - Not meaningful.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended June 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$50,092	$7,008	$43,084	614.8
Occupancy	96.5%	28.5%	68.0
ADR	$318	$145	$173	119.3
REVPAR	$307	$41	$266	648.8
Wynn Macau:
Total room revenues (dollars in thousands)	$26,130	$4,762	$21,368	448.7
Occupancy	96.8%	31.3%	65.5
ADR	$269	$150	$119	79.3
REVPAR	$260	$47	$213	453.2
Las Vegas Operations:
Total room revenues (dollars in thousands)	$177,765	$167,115	$10,650	6.4
Occupancy	90.6%	90.5%	0.1
ADR	$462	$460	$2	0.4
REVPAR	$418	$417	$1	0.2
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$22,518	$22,413	$105	0.5
Occupancy	92.7%	94.1%	(1.4)
ADR	$400	$391	$9	2.3
REVPAR	$371	$368	$3	0.8

Room revenues increased $75.2 million, primarily due to higher occupancy and ADR at our Macau Operations.

Food and beverage revenues increased $27.2 million as a result of increased restaurant covers at our Macau Operations.

Entertainment, retail and other revenues increased $31.1 million, due to higher business volumes across our properties, including an increase in revenues of $12.5 million from our leased retail outlets at our Macau Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$543,643	$244,064	$299,579	122.7
Rooms	73,783	65,070	8,713	13.4
Food and beverage	203,922	185,471	18,451	9.9
Entertainment, retail and other	85,999	74,985	11,014	14.7
General and administrative	257,321	200,378	56,943	28.4
Provision for credit losses	(6,640)	(3,487)	(3,153)	90.4
Pre-opening	1,477	4,502	(3,025)	(67.2)
Depreciation and amortization	169,962	162,968	6,994	4.3
Property charges and other	16,019	26,909	(10,890)	(40.5)
Total operating expenses	$1,345,486	$960,860	$384,626	40.0

Total operating expenses increased $384.6 million compared to the three months ended June 30, 2022, primarily due to increased casino, room, food and beverage, entertainment, retail and other, and general and administrative expenses, partially offset by decreased property charges and other expenses.

Casino expenses increased $189.5 million and $104.5 million at Wynn Palace and Wynn Macau, respectively. These increases resulted from higher operating costs, including $179.1 million and $102.0 million in incremental gaming tax expense at Wynn Palace and Wynn Macau, respectively, driven by the increase in casino revenues.

Room expenses increased $3.8 million and $2.8 million at our Las Vegas Operations and Wynn Palace, respectively. These increases resulted from higher operating costs related to an increase in room revenues at our Las Vegas Operations and Wynn Palace.

Food and beverage expenses increased $7.3 million and $4.1 million at Wynn Palace and Wynn Macau, respectively. These increases resulted from higher operating costs related to an increase in food and beverage revenues at Wynn Palace and Wynn Macau.

Entertainment, retail and other expenses increased $4.7 million, $2.5 million, and $1.9 million at our Las Vegas operations, Wynn Macau, and Wynn Palace, respectively. These increases resulted from higher operating costs related to increased revenues at our Las Vegas Operations and our Macau Operations. None of the increased operating costs was individually significant.

General and administrative expenses increased primarily due to triple-net operating lease expense of $35.6 million at Encore Boston Harbor following the sale-leaseback transaction in December 2022. In addition, corporate and other general and administrative expenses increased $12.2 million, primarily due to increased development costs.

For the three months ended June 30, 2023, pre-opening expenses totaled $1.5 million, which primarily related to new outlets and amenities across our properties. For the three months ended June 30, 2022, pre-opening expenses totaled $4.5 million, which primarily related to reconfiguring the theater space at Wynn Las Vegas.

Property charges and other expenses for the quarter ended June 30, 2023 consisted primarily of asset abandonments of $6.6 million and $1.1 million at our Las Vegas Operations and Wynn Palace, respectively, as well as contract termination and other expenses of $6.5 million at Wynn Macau. Our property charges and other expenses for the quarter ended June 30, 2022 consisted primarily of impairment of goodwill and other finite-lived intangible assets of $7.5 million and $10.3 million, respectively, and $7.6 million of other restructuring costs related to management's decision to cease the operations of BetBull, Limited ("BetBull"), a subsidiary of Wynn Interactive.

Other non-operating income and expenses

Interest expense, net of capitalized interest, increased $35.4 million primarily due to an increase in the weighted average total debt balance and an increase in the weighted average interest rate to 6.08% for the three months ended June 30, 2023, from 5.14% for the three months ended June 30, 2022.

We recorded interest income of $44.1 million for the three months ended June 30, 2023, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement gain of $7.0 million and a loss of $10.1 million for the three months ended June 30, 2023 and 2022, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a gain of $24.3 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively, from change in derivatives fair value. The change in derivatives fair value for the three months ended June 30, 2023 included a gain of $21.6 million recorded in relation to the conversion feature of the WML Convertible Bonds.

We recorded a $3.4 million loss on debt financing transactions for the three months ended June 30, 2023, primarily related to the issuance of the 2031 WRF Senior Notes, and the repurchase of the tendered 2025 WRF Senior Notes.

Income taxes

We recorded an income tax expense of $4.3 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. Income tax expense in 2023 primarily relates to U.S. operating profits. Income tax expense in 2022 primarily related to the Macau dividend tax agreement that provides for an annual payment as complementary tax otherwise due by stockholders of WRM.

We intend to continue to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance on certain U.S. deferred tax assets will no longer be needed. Release of the valuation allowance would result in the recognition of our deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are uncertain.

Net income (loss) attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $22.7 million and net loss attributable to noncontrolling interests was $83.4 million for the three months ended June 30, 2023 and 2022, respectively. These amounts are primarily related to the noncontrolling interests' share of net income (loss) attributable to WML.

Financial results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$837,713	$221,976	$615,737	277.4
Wynn Macau	532,319	193,683	338,636	174.8
Total Macau Operations	1,370,032	415,659	954,373	229.6
Las Vegas Operations	1,164,836	1,002,255	162,581	16.2
Encore Boston Harbor	438,238	400,950	37,288	9.3
Wynn Interactive	46,395	43,302	3,093	7.1
	$3,019,501	$1,862,166	$1,157,335	62.1

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,679,991	$849,447	$830,544	97.8
Non-casino revenues:
Rooms	549,034	371,674	177,360	47.7
Food and beverage	489,647	403,836	85,811	21.2
Entertainment, retail and other	300,829	237,209	63,620	26.8
Total non-casino revenues	1,339,510	1,012,719	326,791	32.3
	$3,019,501	$1,862,166	$1,157,335	62.1

Casino revenues for the six months ended June 30, 2023 were 55.6% of operating revenues, compared to 45.6% for the same period of 2022. Non-casino revenues for the six months ended June 30, 2023 were 44.4% of operating revenues, compared to 54.4% for the same period of 2022.

Casino revenues

Casino revenues increased primarily due to higher gaming volumes at our Macau Operations following the discontinuation of pandemic-related travel restrictions in Macau in late 2022 and early 2023. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$635,964	$141,607	$494,357	349.1
VIP:
Average number of table games	54	56	(2)	(3.6)
VIP turnover	$5,335,696	$1,310,017	$4,025,679	307.3
VIP table games win	$191,478	$13,082	$178,396	1,363.7
VIP win as a % of turnover	3.59%	1.00%	2.59
Table games win per unit per day	$19,697	$1,284	$18,413	1,434.0
Mass market:
Average number of table games	239	232	7	3.0
Table drop	$2,689,146	$742,408	$1,946,738	262.2
Table games win	$566,683	$152,755	$413,928	271.0
Table games win %	21.1%	20.6%	0.5
Table games win per unit per day	$13,125	$3,630	$9,495	261.6
Average number of slot machines	587	652	(65)	(10.0)
Slot machine handle	$1,126,224	$381,333	$744,891	195.3
Slot machine win	$53,008	$17,571	$35,437	201.7
Slot machine win per unit per day	$499	$149	$350	234.9
Wynn Macau:
Total casino revenues	$419,333	$142,389	$276,944	194.5
VIP:
Average number of table games	50	37	13	35.1
VIP turnover	$2,534,496	$1,188,695	$1,345,801	113.2
VIP table games win	$88,579	$48,475	$40,104	82.7
VIP win as a % of turnover	3.49%	4.08%	(0.59)
Table games win per unit per day	$9,808	$7,181	$2,627	36.6
Mass market:
Average number of table games	213	247	(34)	(13.8)
Table drop	$2,213,299	$685,292	$1,528,007	223.0
Table games win	$384,831	$112,842	$271,989	241.0
Table games win %	17.4%	16.5%	0.9
Table games win per unit per day	$9,997	$2,521	$7,476	296.5
Average number of slot machines	532	625	(93)	(14.9)
Slot machine handle	$989,576	$482,851	$506,725	104.9
Slot machine win	$31,749	$16,941	$14,808	87.4
Slot machine win per unit per day	$330	$150	$180	120.0
Poker rake	$9,312	$60	$9,252	NM

	Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$292,476	$259,616	$32,860	12.7
Average number of table games	233	232	1	0.4
Table drop	$1,160,447	$1,112,898	$47,549	4.3
Table games win	$274,022	$268,043	$5,979	2.2
Table games win %	23.6%	24.1%	(0.5)
Table games win per unit per day	$6,490	$6,372	$118	1.9
Average number of slot machines	1,660	1,720	(60)	(3.5)
Slot machine handle	$3,095,260	$2,504,162	$591,098	23.6
Slot machine win	$210,145	$170,675	$39,470	23.1
Slot machine win per unit per day	$700	$548	$152	27.7
Poker rake	$10,574	$8,882	$1,692	19.0
Encore Boston Harbor:
Total casino revenues	$332,218	$305,835	$26,383	8.6
Average number of table games	194	184	10	5.4
Table drop	$720,406	$712,417	$7,989	1.1
Table games win	$158,615	$157,054	$1,561	1.0
Table games win %	22.0%	22.0%	—
Table games win per unit per day	$4,512	$4,716	$(204)	(4.3)
Average number of slot machines	2,540	2,778	(238)	(8.6)
Slot machine handle	$2,596,664	$2,415,740	$180,924	7.5
Slot machine win	$210,799	$194,720	$16,079	8.3
Slot machine win per unit per day	$459	$387	$72	18.6
Poker rake	$10,893	$2,026	$8,867	437.7
NM - Not meaningful.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$97,002	$20,839	$76,163	365.5
Occupancy	92.2%	37.7%	54.5
ADR	$319	$166	$153	92.2
REVPAR	$294	$63	$231	366.7
Wynn Macau:
Total room revenues (dollars in thousands)	$48,101	$14,152	$33,949	239.9
Occupancy	93.9%	40.5%	53.4
ADR	$256	$174	$82	47.1
REVPAR	$240	$70	$170	242.9
Las Vegas Operations:
Total room revenues (dollars in thousands)	$362,874	298,582	$64,292	21.5
Occupancy	89.7%	83.8%	5.9
ADR	$477	$448	$29	6.5
REVPAR	$428	$375	$53	14.1
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$41,057	$38,101	$2,956	7.8
Occupancy	91.4%	87.4%	4.0
ADR	$372	$360	$12	3.3
REVPAR	$340	$315	$25	7.9

Room revenues increased $177.4 million, primarily due to higher occupancy and ADR at our Macau Operations and our Las Vegas Operations.

Food and beverage revenues increased $85.8 million, primarily due to increased restaurant covers at our Las Vegas Operations and our Macau Operations.

Entertainment, retail and other revenues increased $63.6 million due to higher business volumes across our properties, including an increase in revenues of $20.6 million from entertainment venue and convention-related sales at our Las Vegas Operations and an increase in revenues of $19.3 million from our leased retail outlets at our Macau Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$1,017,028	$568,143	$448,885	79.0
Rooms	146,485	123,785	22,700	18.3
Food and beverage	384,541	332,127	52,414	15.8
Entertainment, retail and other	178,481	163,889	14,592	8.9
General and administrative	517,093	397,158	119,935	30.2
Provision for credit losses	(7,184)	(3,145)	(4,039)	128.4
Pre-opening	5,955	6,949	(994)	(14.3)
Depreciation and amortization	338,774	347,524	(8,750)	(2.5)
Property charges and other	18,477	72,629	(54,152)	(74.6)
Total operating expenses	$2,599,650	$2,009,059	$590,591	29.4

Total operating expenses increased $590.6 million compared to the six months ended June 30, 2022, primarily due to increased operating costs associated with higher business volumes at each of our properties, partially offset by decreased property charges and other expenses.

Casino expenses increased $281.4 million and $144.9 million at Wynn Palace and Wynn Macau, respectively. These increases resulted from higher operating costs, including increases of $265.5 million and $141.6 million in incremental gaming tax expense at Wynn Palace and Wynn Macau, respectively, driven by the increase in casino revenues.

Room expenses increased $12.9 million and $4.6 million at our Las Vegas Operations and Wynn Palace, respectively. These increases resulted from higher operating costs related to an increase in room revenues at our Las Vegas Operations and Wynn Palace.

Food and beverage expenses increased $31.0 million and $10.3 million at our Las Vegas Operations and Wynn Palace, respectively. These increases resulted from higher operating costs related to an increase in food and beverage revenues at our Las Vegas Operations and Wynn Palace.

Entertainment, retail and other expenses increased $22.0 million at our Las Vegas operations as a result of higher operating costs associated with live and theatrical entertainment. The increase was partially offset by a decrease of $13.0 million at Wynn Interactive, primarily due to decreased marketing costs.

General and administrative expenses increased primarily due to triple-net operating lease expense of $70.9 million at Encore Boston Harbor following the sale-leaseback transaction in December 2022, an increase of $15.7 million at our Las Vegas Operations attributable to payroll and other general and administrative expenses required to support higher business volumes, and increased corporate and other general and administrative expenses of $24.3 million, primarily due to development costs.

For the six months ended June 30, 2023, pre-opening expenses totaled $6.0 million, which primarily related to the launch of sports betting operations in Massachusetts. For the six months ended June 30, 2022, pre-opening expenses totaled $6.9 million, which primarily related to reconfiguring the theater space at Wynn Las Vegas.

Property charges and other expenses for the six months ended June 30, 2023 consisted primarily of asset abandonments of $6.7 million and $3.4 million at our Las Vegas Operations and Wynn Palace, respectively, as well as contract termination and other expenses of $6.5 million at Wynn Macau. Our property charges and other expenses for the six months ended June 30, 2022 consisted primarily of impairment of goodwill and other finite-lived intangible assets of $37.8 million and $10.3 million, respectively, and $7.6 million of restructuring costs related to Wynn Interactive's BetBull operations, as well as other contract termination expenses of $10.6 million and asset abandonments of $2.1 million related to Wynn Interactive.

Other non-operating income and expenses

Interest expense, net of capitalized interest, increased $71.0 million primarily due to an increase in the weighted average total debt balance and an increase in the weighted average interest rate to 6.02% for the six months ended June 30, 2023, from 5.09% for the six months ended June 30, 2022.

We recorded interest income of $84.3 million for the six months ended June 30, 2023, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement loss of $23.7 million and $25.2 million for the six months ended June 30, 2023 and 2022, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a gain of $47.4 million and $9.0 million for the six months ended June 30, 2023 and 2022, respectively, from change in derivatives fair value. The change in derivatives fair value for the six months ended June 30, 2023 included a gain of $46.5 million recorded in relation to the conversion feature of the WML Convertible Bonds.

We recorded a $15.6 million loss on debt financing transactions for the six months ended June 30, 2023, primarily related to the issuance of the 2031 WRF Senior Notes and the repurchase of the tendered 2025 WRF Senior Notes.

Income taxes

We recorded income tax expense of $5.3 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively. Income tax expense in 2023 primarily relates to U.S. operating profits. Income tax expense in 2022 primarily related to the Macau dividend tax agreement that provides for an annual payment as complementary tax otherwise due by stockholders of WRM.

We intend to continue to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance on certain U.S. deferred tax assets will no longer be needed. Release of the valuation allowance would result in the recognition of our deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are uncertain.

Net income (loss) attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $11.5 million and net loss attributable to noncontrolling interests was $154.7 million for the six months ended June 30, 2023 and 2022, respectively. These amounts are primarily related to the noncontrolling interests' share of net income (loss) from WML.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	Percent Change	2023	2022	Increase/ (Decrease)	Percent Change
Wynn Palace	$156,607	$(49,950)	$206,557	NM	$267,665	$(50,814)	$318,479	NM
Wynn Macau	89,590	(40,390)	129,980	NM	134,335	(45,072)	179,407	NM
Las Vegas Operations	224,121	226,706	(2,585)	(1.1)	455,718	386,084	69,634	18.0
Encore Boston Harbor	69,104	63,746	5,358	8.4	132,518	118,996	13,522	11.4
Wynn Interactive	(14,964)	(20,953)	5,989	28.6	(36,032)	(52,454)	16,422	31.3
NM - Not meaningful.

Adjusted Property EBITDAR at Wynn Palace and Wynn Macau increased $206.6 million and $130.0 million for the three months ended June 30, 2023, respectively, and $318.5 million and $179.4 million for the six months ended June 30, 2023, respectively, primarily due to an increase in operating revenues of $409.7 million and $243.0 million for the three months ended June 30, 2023, respectively, and $615.7 million and $338.6 million for the six months ended June 30, 2023, respectively, partially offset by an increase in operating expenses. Our Macau Operations for the three and six months ended June 30, 2022 were negatively impacted by certain travel-related restrictions and conditions related to the COVID-19 pandemic. Over the course of December 2022 and January 2023, the Macau authorities relaxed or eliminated COVID-19 related protective measures, which resulted in increased business volumes at our Macau Operations for the three and six months ended June 30, 2023.

Adjusted Property EBITDAR at our Las Vegas Operations decreased $2.6 million for the three months ended June 30, 2023, primarily due to an increase in operating expenses, partially off by an increase in revenues. Adjusted Property EBITDAR at our Las Vegas Operations increased $69.6 million for the six months ended June 30, 2023, primarily due to an increase in revenues from casino, hotel, and food and beverage operations, partially offset by increased operating expenses.

Adjusted Property EBITDAR at Encore Boston Harbor increased $5.4 million and $13.5 million for the three and six months ended June 30, 2023, primarily due to an increase in revenues from casino operations, partially offset by increased operating expenses.

Adjusted Property EBITDAR at Wynn Interactive increased $6.0 million and $16.4 million for the three and six months ended June 30, 2023, primarily due to a decrease in marketing and promotional expense.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Six Months Ended June 30,
Cash Flows - Summary	2023	2022
Cash flows from operating activities	$530,739	$(157,451)

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(215,299)	(186,038)
Purchase of investment securities	(286,519)	—
Purchase of intangible and other assets	(42,933)	(9,375)
Proceeds from sale of assets and other	490	29
Net cash used in investing activities	(544,261)	(195,384)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,200,000	—
Repayments of long-term debt	(1,112,500)	(25,000)
Repurchase of common stock	(12,094)	(149,305)
Proceeds from exercise of stock options	1,965	—
Proceeds from issuance of subsidiary common stock	—	2,895
Proceeds from sale of noncontrolling interest in subsidiary	—	50,033
Distribution to noncontrolling interest	(8,945)	(16,523)
Dividends paid	(28,709)	(1,291)
Finance lease payments	(9,731)	(8,602)
Payments for financing costs	(41,020)	(3,113)
Other	(7,773)	—
Net cash used in financing activities	(18,807)	(150,906)

Effect of exchange rate on cash, cash equivalents and restricted cash	(2,864)	(3,590)
Decrease in cash, cash equivalents and restricted cash	$(35,193)	$(507,331)

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

During the six months ended June 30, 2023, the increase in cash flows from operating activities was primarily due to increased revenues from our Macau Operations, our Las Vegas Operations, and Encore Boston Harbor, which was partially offset by an increase in operating expenses associated with higher business volumes. During the six months ended June 30, 2022, the decrease in net cash used in operating activities was primarily due to increased revenues from our Las Vegas Operations and Encore Boston Harbor, which was partially offset by decreases in revenues from Wynn Palace and Wynn Macau.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the six months ended June 30, 2023, we incurred capital expenditures of $96.1 million at our Las Vegas Operations, $41.3 million at Encore Boston Harbor, $14.1 million at Wynn Palace, and $8.9 million at Wynn Macau primarily related to maintenance capital expenditures, and $55.0 million at Corporate and other primarily related to future development projects. In addition, during the six months ended June 30, 2023, we purchased $286.5 million in investment securities.

During the six months ended June 30, 2022, we incurred capital expenditures of $140.8 million at our Las Vegas Operations primarily related to the Wynn Las Vegas room remodel and the theater reconfiguration, and $10.6 million at Encore Boston Harbor, $22.3 million at Wynn Palace, and $7.7 million at Wynn Macau primarily related to maintenance capital expenditures.

Financing Activities

During the six months ended June 30, 2023, the cash flows from financing activities was primarily due to the following debt issuances and repayments (in thousands):

	Proceeds from issuance	Repayments
WRF 7 1/8% Senior Notes, due 2031	$600,000	$—
WML 4 1/2% Convertible Bonds, due 2029	600,000	—
WRF 7 3/4% Senior Notes, due 2025	—	600,000
Wynn Las Vegas 4 1/4% Senior Notes, due 2023	—	500,000
WRF Term Loan, due 2024	—	12,500
Total	$1,200,000	$1,112,500

In addition, during the six months ended June 30, 2023, we made dividend payments of $28.7 million, paid $41.1 million for financing costs related to the financing activities above and used cash of $8.9 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

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

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity presented by significant financing entity as of June 30, 2023 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$1,616,733	$—
Wynn Resorts Finance, LLC (1)	837,483	736,985
Wynn Resorts, Limited and other	1,199,750	—
Total	$3,653,966	$736,985
(1) Excluding Wynn Macau, Limited and subsidiaries.

Wynn Macau, Limited and subsidiaries. WML generates cash from our Macau Operations. We expect to use this cash to fund working capital and capital expenditure requirements at WML and our Macau Operations, and to service our WML Senior Notes, WM Cayman II Revolver, and WML Convertible Bonds. WML paid no dividends during 2022 or the first half of 2023.

The borrowings under the WM Cayman II Revolver bore interest at LIBOR or HIBOR plus a margin of 1.875% to 2.875% per annum based on WM Cayman II's leverage ratio on a consolidated basis subject to a floor on the interest rate margin of 2.625% per annum through June 30, 2023. Pursuant to the amended and restated facility agreement dated June 27, 2023, the base rate applicable to loans denominated in U.S. dollars made pursuant to the WM Cayman II Revolver transitioned to the term secured overnight financing rate ("Term SOFR"), plus 0.10% (which is subject to a minimum floor of 0.00%), plus (b) a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. The new Term SOFR base rate became effective July 4, 2023. The final maturity of all outstanding loans under the Revolving Facility remains unchanged at September 16, 2025.

The amended and restated facility agreement also reflected the prior agreement of the lenders under the WM Cayman II Revolver to waive certain financial covenants therein in respect of the relevant periods ending on the following applicable test dates: (a) June 30, 2022; (b) September 30, 2022; (c) December 31, 2022; and (d) March 31, 2023; and to provide for a floor on the interest rate margin of 2.625% per annum through June 30, 2023. WML, as guarantor, may be subject to certain restrictions on payments of dividends or distributions to its shareholders, unless certain financial criteria have been satisfied.

On March 7, 2023, WML completed an offering (the "Offering") of $600.0 million 4.50% convertible bonds due 2029 (the "WML Convertible Bonds"). The WML Convertible Bonds are governed by a trust deed dated March 7, 2023 (the "Trust Deed"). The net proceeds from the Offering, after deduction of commission and other related expenses, were $585.9 million. WML intends to use the proceeds for general corporate purposes. The WML Convertible Bonds bear interest on their outstanding principal amount from and including March 7, 2023 at the rate of 4.50% per annum.

The WML Convertible Bonds are convertible at the option of the holder thereof into fully paid ordinary shares of WML, at the initial conversion price of approximately HK$10.24 (equivalent to approximately $1.31) per share, subject to and upon compliance with the terms and conditions of the WML Convertible Bonds (the "Terms and Conditions," and such right, the "Conversion Right"). The conversion price is at the fixed rate of HK$7.8497 (equivalent to US$1.00), subject to standard adjustments for certain dilutive events as described in the Terms and Conditions. WML has the option, in its sole discretion, to pay to the relevant bondholder an amount of cash equivalent in order to satisfy the Conversion Right in whole or in part.

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

If our portion of our cash and cash equivalents were repatriated to the U.S. on June 30, 2023, it would be subject to minimal U.S. taxes in the year of repatriation.

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

On February 16, 2023, WRF and its subsidiary Wynn Resorts Capital Corp. (together with WRF, the "WRF Issuers") issued $600.0 million aggregate principal amount of 7 1/8% Senior Notes due 2031 (the "2031 WRF Senior Notes") in a private offering. The 2031 WRF Senior Notes were issued at par, for proceeds of $596.2 million, net of $3.8 million of related fees and expenses. Also on February 16, 2023, WRF completed a cash tender offer for any and all of the outstanding principal amount of the 2025 WRF Senior Notes, and accepted for purchase valid tenders with respect to $506.4 million and paid a tender premium of $12.4 million. We used a portion of the net proceeds from the offering of the 2031 WRF Senior Notes to purchase such tendered 2025 WRF Senior Notes and to pay related fees and expenses, and intend to use the remaining net proceeds for general corporate purposes. In April 2023, we repurchased the remaining outstanding 2025 WRF Senior Notes using the remaining net proceeds from the issuance of the 2031 WRF Senior Notes and cash held by WRF, at a price equal to 101.938% of the principal amount plus accrued interest under the terms of its indenture.

In March 2023, we repurchased all of the outstanding Wynn Las Vegas 4.25% Senior Notes due 2023 of $500.0 million using cash held by WRF, at a price equal to 100% of the principal amount plus accrued interest under the terms of their indenture.

On May 17, 2023, WRF and certain of its subsidiaries entered into an amendment (the "WRF Credit Agreement Amendment") to its existing credit agreement (the "WRF Credit Agreement").

The WRF Credit Agreement Amendment amends the WRF Credit Agreement to: (i) transition the benchmark rate from LIBOR to Term SOFR and to make conforming changes, (ii) reduce the aggregate principal amount of revolving commitments under the revolving credit facility by $100.0 million, from $850.0 million to $750.0 million, (iii) extend the stated maturity date for lenders electing to extend their revolving commitments in an amount equal to approximately $681.3 million from September 20, 2024 to September 20, 2027, and (iv) extend the stated maturity date for lenders electing to extend their term loan commitments in an amount equal to approximately $749.4 million from September 20, 2024 to September 20, 2027. Lenders who elected not to extend their revolving commitments in an amount equal to approximately $68.7 million will remain subject to a stated maturity date of September 20, 2024, and lenders who elected not to extend their term loan commitments in an amount equal to approximately $75.6 million will remain subject to a stated maturity date of September 20, 2024.

Wynn Resorts, Limited and other subsidiaries. Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited and other primarily generates cash from royalty (including intellectual property license) and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. Fees payable by Wynn Macau SA to Wynn Resorts, Limited under its intellectual property license agreement are capped at $115.1 million for the year ended December 31, 2023. We expect to use cash held by Wynn Resorts, Limited and other to service our Retail Term Loan, to pay dividends, to fund future development projects, and for general corporate purposes.

On June 2, 2023, the Company entered into a second amendment to the existing term loan agreement (the "Retail Term Loan Amendment") which transitions the benchmark interest rate of the Retail Term Loan from LIBOR to the adjusted daily simple secured overnight financing rate ("SOFR") and to make related conforming changes, effective July 3, 2023.

On June 6, 2023, the Company paid a cash dividend of $0.25 per share to stockholders of record as of May 23, 2023. On August 9, 2023, the Company declared a cash dividend of $0.25 per share, payable on August 31, 2023 to stockholders of record as of August 21, 2023.

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

In April 2016, our Board of Directors has authorized an equity repurchase program of up to $1.00 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the three and six months ended June 30, 2023, we did not repurchase any shares of our common stock under this equity repurchase program. As of June 30, 2023, we had $628.8 million in repurchase authority remaining under the program.

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

Contractual Commitments

During the six months ended June 30, 2023, except as described below, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

During the six months ended June 30, 2023, our fixed interest rate long-term debt obligations increased by a net amount of $100.0 million, as a result of $1.20 billion in long-term debt issuances, net of $1.10 billion in debt repayments. Additionally, our annual fixed interest payments are expected to increase $10.4 million in 2023, $23.3 million in 2024, $56.2 million in 2025, $69.8 million in each of 2026 and 2027, and $166.2 million thereafter, primarily as a result of the issuance of the WRF 2031 Senior Notes and the WML Convertible Bonds and the repurchase of the tendered 2025 WRF Senior Notes and the 2023 Wynn Las Vegas Senior Notes, each as described above.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as described below, there have been no significant changes to these policies for the six months ended June 30, 2023:

WML Convertible Bond Conversion Option Derivative

On March 7, 2023, WML completed the Offering of the WML Convertible Bonds. The Company determined that the conversion feature contained within the WML Convertible Bonds is not indexed to WML's equity and, as such, is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative (the "WML Convertible Bonds Conversion Option Derivative"). In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative will be reported at fair value as of the end of each reporting period, with changes recognized in the statement of operations.

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

Interest Rate Sensitivity

As of June 30, 2023, approximately 24% of our long-term debt was based on variable rates. Based on our outstanding borrowings as of June 30, 2023, an assumed 100 basis point increase and decrease in the applicable variable rates would have caused our annual interest expense to change by $23.2 million.

In order to mitigate exposure to interest rate fluctuations on the Retail Term Loan, the Company entered into an interest rate collar with a notional value of $615.0 million. The interest rate collar establishes a range whereby the Company will pay the counterparty if one-month LIBOR falls below the established floor rate of 1.00%, and the counterparty will pay the Company if one-month LIBOR exceeds the ceiling rate of 3.75%, and as of the July 3, 2023 effective date of the Retail Term Loan Amendment, the Company pays the counterparty if one-month SOFR falls below the established floor rate of 1.00%, and the counterparty will pay the Company if one-month SOFR exceeds the ceiling rate of 3.67%.

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of the debt issued by WML is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of June 30, 2023, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $44.1 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company's CEO and CFO have concluded that, as of the period covered by this report, the Company's disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to those risk factors during the six months ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no share repurchases made by the Company under its publicly announced equity prepurchase program during the three and six months ended June 30, 2023. As of June 30, 2023, the Company had $628.8 million in repurchase authority remaining under the program.

The following table summarizes the shares we repurchased in satisfaction of employee tax withholding obligations on vested restricted stock during the three months ended June 30, 2023, which were not part of the Company's publicly announced equity repurchase program:

For the Month Ended	Number of Shares Repurchased	Weighted Average Price Paid Per Share	Approximate Dollar Value of Repurchased Shares (in thousands)
April 30, 2023	8,653	$111.51	$965
May 31, 2023	948	$109.43	$104
June 30, 2023	1,927	$99.17	$191

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

None of the Company's directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company's fiscal quarter ended June 30, 2023.

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
10.1
Amendment No. 3 to Credit Agreement, dated as of May 17, 2023, by and among Wynn Resorts Finance, LLC, as borrower, the subsidiaries of borrower party hereto, as guarantors, Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 17, 2023.)

10.1.1
Exhibit A to Amendment No. 3 - Credit Agreement, dated as of September 20, 2019 (as amended by Amendment No. 1 dated as of April 10, 2020, Amendment No. 2 dated as of November 27, 2020, and Amendment No. 3 dated as of May 17, 2023), by and among Wynn Resorts Finance, LLC, as borrower, the subsidiaries of borrower party hereto, as guarantors, Deutsche Bank AG New York Branch, as administrative agent and as collateral agent (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 17, 2023.)

10.2
Second Amendment to Term Loan Agreement, dated as of June 2, 2023, by and among Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC, as borrowers, United Overseas Bank Limited, New York Agency, as administrative agent, and the lenders party thereto (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 5, 2023.)

10.3
Amendment and Restatement Agreement to Facility Agreement, dated as of June 27, 2023, by and among WM Cayman Holdings Limited II, as borrower, Wynn Macau, Limited, as guarantor, Bank of China Limited, Macau Branch, as agent and a syndicate of lenders party thereto (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 30, 2023.)

10.4
First Amendment to Employment Agreement, dated as of June 1, 2023, by and between Wynn Resorts, Limited and Craig S. Billings (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 2, 2023.)

10.5
Second Amendment to Employment Agreement, dated as of June 1, 2023, by and between Wynn Resorts, Limited and Julie Cameron-Doe (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 2, 2023.)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three and six months ended June 30, 2023 and 2022; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: August 9, 2023	By:	/s/ Julie Cameron-Doe
Julie Cameron-Doe
Chief Financial Officer
(Principal Financial and Accounting Officer)