Form 10-Q
period 2023-09-30
WYNN RESORTS LTD
filed 2023-11-09
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2023
Common stock, par value $0.01	112,945,993

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,788,108	$3,650,440
Restricted cash	983	4,819
Investments	791,676	—
Accounts receivable, net of allowance for credit losses of $59,618 and $78,842, respectively	249,367	216,033
Inventories	75,071	70,094
Prepaid expenses and other	125,971	88,201
Total current assets	4,031,176	4,029,587
Property and equipment, net	6,730,797	6,896,060
Restricted cash	90,495	127,731
Goodwill and intangible assets, net	340,397	245,253
Operating lease assets	1,826,355	1,853,164
Other assets	317,041	263,305
Total assets	$13,336,261	$13,415,100
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$187,898	$197,474
Customer deposits	517,145	506,148
Gaming taxes payable	138,214	44,967
Accrued compensation and benefits	187,098	187,160
Accrued interest	123,897	135,630
Current portion of long-term debt	112,099	547,543
Other accrued liabilities	247,683	192,501
Total current liabilities	1,514,034	1,811,423
Long-term debt	11,678,732	11,569,316
Long-term operating lease liabilities	1,614,953	1,615,157
Other long-term liabilities	237,591	59,569
Total liabilities	15,045,310	15,055,465
Commitments and contingencies (Note 16)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 132,986,087 and 132,256,185 shares issued; 113,357,215 and 113,369,439 shares outstanding, respectively	1,330	1,323
Treasury stock, at cost; 19,628,872 and 18,886,746 shares, respectively	(1,694,891)	(1,623,872)
Additional paid-in capital	3,633,517	3,583,923
Accumulated other comprehensive income (loss)	6,218	(404)
Accumulated deficit	(2,767,938)	(2,711,808)
Total Wynn Resorts, Limited stockholders' deficit	(821,764)	(750,838)
Noncontrolling interests	(887,285)	(889,527)
Total stockholders' deficit	(1,709,049)	(1,640,365)
Total liabilities and stockholders' deficit	$13,336,261	$13,415,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues:
Casino	$972,453	$359,876	$2,652,444	$1,209,323
Rooms	289,338	197,212	838,372	568,886
Food and beverage	267,432	224,730	757,079	628,566
Entertainment, retail and other	142,713	107,904	443,542	345,113
Total operating revenues	1,671,936	889,722	4,691,437	2,751,888
Operating expenses:
Casino	577,733	239,901	1,594,761	808,044
Rooms	77,790	67,689	224,275	191,474
Food and beverage	220,835	185,388	605,376	517,515
Entertainment, retail and other	82,554	72,964	261,035	236,853
General and administrative	268,445	201,275	785,538	598,433
Provision for credit losses	870	(8,186)	(6,314)	(11,331)
Pre-opening	867	6,447	6,822	13,396
Depreciation and amortization	171,969	172,502	510,743	520,026
Impairment of goodwill and intangible assets	93,990	—	94,490	48,036
Property charges and other	114,288	4,733	132,265	29,326
Total operating expenses	1,609,341	942,713	4,208,991	2,951,772
Operating income (loss)	62,595	(52,991)	482,446	(199,884)
Other income (expense):
Interest income	46,534	6,892	130,854	10,863
Interest expense, net of amounts capitalized	(188,571)	(165,277)	(566,554)	(472,265)
Change in derivatives fair value	(50,637)	5,839	(3,255)	14,801
Gain (loss) on debt financing transactions	2,928	—	(12,683)	—
Other	3,861	(864)	(19,794)	(26,090)
Other income (expense), net	(185,885)	(153,410)	(471,432)	(472,691)
Income (loss) before income taxes	(123,290)	(206,401)	11,014	(672,575)
Benefit (provision) for income taxes	2,749	(1,390)	(2,574)	(3,248)
Net income (loss)	(120,541)	(207,791)	8,440	(675,823)
Less: net (income) loss attributable to noncontrolling interests	3,863	64,899	(7,602)	219,556
Net income (loss) attributable to Wynn Resorts, Limited	$(116,678)	$(142,892)	$838	$(456,267)
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$(1.03)	$(1.27)	$0.01	$(4.00)
Diluted	$(1.03)	$(1.27)	$0.01	$(4.00)
Weighted average common shares outstanding:
Basic	112,797	112,709	112,813	114,061
Diluted	112,797	112,709	113,132	114,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(120,541)	$(207,791)	$8,440	$(675,823)
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(2,319)	732	9,249	6,213
Total comprehensive income (loss)	(122,860)	(207,059)	17,689	(669,610)
Less: comprehensive (income) loss attributable to noncontrolling interests	4,484	64,726	(10,229)	217,727
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$(118,376)	$(142,333)	$7,460	$(451,883)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30, 2023
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, July 1, 2023	113,942,935	$1,329	$(1,635,966)	$3,619,241	$7,916	$(2,622,773)	$(630,253)	$(876,911)	$(1,507,164)
Net loss	—	—	—	—	—	(116,678)	(116,678)	(3,863)	(120,541)
Currency translation adjustment	—	—	—	—	(1,698)	—	(1,698)	(621)	(2,319)
Issuance of restricted stock	40,099	1	—	(1)	—	—	—	—	—
Cancellation of restricted stock	(2,402)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(623,417)	—	(58,925)	—	—	—	(58,925)	—	(58,925)
Cash dividends declared	—	—	—	—	—	(28,487)	(28,487)	—	(28,487)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6,984)	(6,984)
Stock-based compensation	—	—	—	14,277	—	—	14,277	1,094	15,371
Balances, September 30, 2023	113,357,215	$1,330	$(1,694,891)	$3,633,517	$6,218	$(2,767,938)	$(821,764)	$(887,285)	$(1,709,049)

	For the Three Months Ended September 30, 2022
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, July 1, 2022	113,707,642	$1,320	$(1,585,678)	$3,566,498	$9,829	$(2,601,331)	$(609,362)	$(764,892)	$(1,374,254)
Net loss	—	—	—	—	—	(142,892)	(142,892)	(64,899)	(207,791)
Currency translation adjustment	—	—	—	—	559	—	559	173	732
Issuance of restricted stock	166,424	1	—	(1)	—	—	—	—	—
Cancellation of restricted stock	(3,674)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(497,062)	—	(29,319)	—	—	—	(29,319)	—	(29,319)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(4,982)	(4,982)
Transactions with subsidiary minority shareholders	—	—	—	1,627	—	—	1,627	(1,627)	—
Stock-based compensation	—	—	—	16,233	—	1	16,234	2,417	18,651
Balances, September 30, 2022	113,373,330	$1,321	$(1,614,997)	$3,584,357	$10,388	$(2,744,222)	$(763,153)	$(833,810)	$(1,596,963)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the Nine Months Ended September 30, 2023
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2023	113,369,439	$1,323	$(1,623,872)	$3,583,923	$(404)	$(2,711,808)	$(750,838)	$(889,527)	$(1,640,365)
Net income	—	—	—	—	—	838	838	7,602	8,440
Currency translation adjustment	—	—	—	—	6,622	—	6,622	2,627	9,249
Exercise of stock options	32,284	—	—	1,965	—	—	1,965	—	1,965
Issuance of restricted stock	708,428	7	—	6,631	—	—	6,638	—	6,638
Cancellation of restricted stock	(16,991)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(742,126)	—	(71,019)	—	—	—	(71,019)	—	(71,019)
Cash dividends declared	—	—	—	—	—	(56,968)	(56,968)	—	(56,968)
Distribution to noncontrolling interest	—	—	—	(2,994)	—	—	(2,994)	(12,935)	(15,929)
Transactions with subsidiary minority shareholders	6,181	—	—	(754)	—	—	(754)	754	—
Stock-based compensation	—	—	—	44,746	—	—	44,746	4,194	48,940
Balances, September 30, 2023	113,357,215	$1,330	$(1,694,891)	$3,633,517	$6,218	$(2,767,938)	$(821,764)	$(887,285)	$(1,709,049)

	For the Nine Months Ended September 30, 2022
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2022	115,714,943	$1,314	$(1,436,373)	$3,502,715	$6,004	$(2,288,078)	$(214,418)	$(621,797)	$(836,215)
Net loss	—	—	—	—	—	(456,267)	(456,267)	(219,556)	(675,823)
Currency translation adjustment	—	—	—	—	4,384	—	4,384	1,829	6,213
Issuance of restricted stock	763,660	8	—	9,280	—	—	9,288	—	9,288
Cancellation of restricted stock	(86,174)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(3,019,099)	—	(178,624)	—	—	—	(178,624)	—	(178,624)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(21,505)	(21,505)
Contribution from noncontrolling interest	—	—	—	48,559	—	—	48,559	1,474	50,033
Transactions with subsidiary minority shareholders	—	—	—	(15,123)	—	—	(15,123)	18,019	2,896
Stock-based compensation	—	—	—	38,925	—	123	39,048	7,726	46,774
Balances, September 30, 2022	113,373,330	$1,321	$(1,614,997)	$3,584,357	$10,388	$(2,744,222)	$(763,153)	$(833,810)	$(1,596,963)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$8,440	$(675,823)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	510,743	520,026
Deferred income taxes	(198)	1,188
Stock-based compensation expense	49,139	48,569
Amortization of debt issuance costs	29,251	21,859
Loss on debt financing transactions	12,683	—
Provision for credit losses	(6,314)	(11,331)
Change in derivatives fair value	3,255	(14,801)
Impairment of goodwill and intangible assets	94,490	48,036
Property charges and other	146,298	55,416
Increase (decrease) in cash from changes in:
Receivables, net	(29,513)	341
Inventories, prepaid expenses and other	(34,118)	(7,199)
Customer deposits	12,265	1,731
Accounts payable and accrued expenses	10,129	(141,050)
Net cash provided by (used in) operating activities	806,550	(153,038)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(329,428)	(273,251)
Purchase of investments	(786,519)	—
Purchase of intangible and other assets	(62,921)	(10,919)
Proceeds from sale of assets and other	490	485
Net cash used in investing activities	(1,178,378)	(283,685)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,200,000	211,435
Repayments of long-term debt	(1,522,812)	(37,500)
Repurchase of common stock	(71,019)	(178,624)
Proceeds from exercise of stock options	1,965	—
Proceeds from issuance of subsidiary common stock	—	2,895
Proceeds from sale of noncontrolling interest in subsidiary	—	50,033
Distribution to noncontrolling interest	(15,929)	(21,505)
Dividends paid	(56,720)	(1,316)
Finance lease payments	(14,407)	(12,812)
Payments for financing costs	(41,160)	(3,165)
Other	(7,773)	—
Net cash (used in) provided by financing activities	(527,855)	9,441
Effect of exchange rate on cash, cash equivalents and restricted cash	(3,721)	(1,119)
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(903,404)	(428,401)
Balance, beginning of period	3,782,990	2,531,067
Balance, end of period	$2,879,586	$2,102,666
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

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 17, "Retail Joint Venture." All significant intercompany accounts and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements for the nine months ended September 30, 2022 have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on the previously reported net loss or operating loss.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $415.0 million and $105.2 million for the three months ended September 30, 2023 and 2022, respectively, and $1.12 billion and $388.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Investments

The Company's investments include financial assets in the form of interest-bearing fixed deposits, which are recorded at fair value (see Note 10, "Fair Value Measurements"), and debt securities in the form of United States treasury bills. Investments in debt securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Debt securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. Debt securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses as a separate component of other comprehensive income. Premiums and discounts on debt securities are amortized or accreted into interest income using the effective interest method. All of the Company’s debt securities are classified as held-to-maturity.

As of September 30, 2023, the Company held $500.0 million in fixed deposits, recorded at fair value, and $291.7 million in debt securities, recorded at amortized cost within Investments on the Condensed Consolidated Balance Sheets. The estimated fair value of the Company's debt securities as of September 30, 2023 was approximately $290.7 million and the gross unrecognized holding loss was $1.0 million. As of September 30, 2023, the Company had $5.2 million in accrued interest on its debt securities, recorded in Investments on the Condensed Consolidated Balance Sheets.

As of December 31, 2022, the Company had no investments in fixed deposits or debt securities recorded within Investments on the Condensed Consolidated Balance Sheets.

As of the balance sheet date, the Company evaluates whether the unrealized losses are attributable to credit losses or other factors. The Company considers the severity of the decline in value, creditworthiness of the issuer and other relevant factors and records an allowance for credit losses, limited to the excess of amortized cost over fair value, with a corresponding charge to earnings. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. During the three and nine months ended September 30, 2023, no impairment was recognized.

Recently Issued Accounting Standards

The Company’s management has evaluated the recently issued, but not yet effective, accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standard-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position, results of operations and cash flows.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents:
Cash (1)	$1,668,003	$1,699,583
Cash equivalents (2)	1,120,105	1,950,857
Total cash and cash equivalents	2,788,108	3,650,440
Restricted cash (3)	91,478	132,550
Total cash, cash equivalents and restricted cash	$2,879,586	$3,782,990
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan, and as of September 30, 2023 and December 31, 2022 included $87.3 million and $124.5 million, respectively, in the form of a first demand bank guarantee in favor of the Macau government to support Wynn Resorts (Macau) S.A.'s legal and contractual obligations through the term of the Gaming Concession Contract (as defined in Note 6, "Goodwill and Intangible Assets, net").

The following table presents the supplemental cash flow disclosures of the Company (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest, net of amounts capitalized	$536,021	$437,760
Liability settled with shares of common stock	$6,639	$9,287
Accounts and construction payables related to property and equipment	$58,518	$27,603
Other liabilities related to intangible assets (1)	$207,106	$4,163
Finance lease liabilities arising from obtaining finance lease assets	$8,191	$4,778
(1) For the nine months ended September 30, 2023, included $204.2 million related to the Macau gaming premium in connection with the Gaming Concession Contract. See Note 6, "Goodwill and Intangible Assets, net" for further information.

Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Casino	$179,522	$171,893
Hotel	40,670	35,654
Other	88,793	87,328
	308,985	294,875
Less: allowance for credit losses	(59,618)	(78,842)
	$249,367	$216,033

As of September 30, 2023 and December 31, 2022, approximately 66.8% and 57.6%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 31.3% and 43.2% of gross casino receivables as of September 30, 2023 and December 31, 2022, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	September 30,
	2023	2022
Balance at beginning of year	$78,842	$111,319
Provision for credit losses	(6,314)	(11,331)
Write-offs	(23,262)	(22,507)
Recoveries of receivables previously written off	10,521	4,103
Effect of exchange rate	(169)	(376)
Balance at end of period	$59,618	$81,208

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Buildings and improvements	$8,360,768	$8,363,427
Land and improvements	1,226,090	1,195,717
Furniture, fixtures and equipment	3,252,135	3,165,659
Airplanes	110,623	110,623
Construction in progress	231,129	112,034
	13,180,745	12,947,460
Less: accumulated depreciation	(6,449,948)	(6,051,400)
	$6,730,797	$6,896,060

As of September 30, 2023 and December 31, 2022, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties.

Depreciation expense for the three months ended September 30, 2023 and 2022 was $156.0 million and $161.7 million, respectively, and depreciation expense for the nine months ended September 30, 2023 and 2022 was $465.0 million and $492.1 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6 -    Goodwill and Intangible Assets, net

The following table shows the movement in the Company's goodwill and intangible assets balances that occurred during the periods presented (in thousands):

	September 30, 2023	December 31, 2022
Finite-lived intangible assets:
Macau gaming concession	$208,810	$48,304
Less: accumulated amortization	(15,661)	(48,304)
	193,149	—

Massachusetts gaming license	117,700	117,700
Less: accumulated amortization	(33,523)	(27,638)
	84,177	90,062

Other finite-lived intangible assets	50,054	65,194
Less: accumulated amortization	(13,845)	(8,920)
	36,209	56,274

Total finite-lived intangible assets	313,535	146,336

Indefinite-lived intangible assets:
Water rights and other	8,397	8,397
Total indefinite-lived intangible assets	8,397	8,397

Goodwill:
Balance at beginning of year	90,520	129,738
Foreign currency translation	—	(1,457)
Impairment	(72,055)	(37,761)
Balance at end of period	18,465	90,520

Total goodwill and intangible assets, net	$340,397	$245,253

Wynn Interactive Goodwill and Finite-Lived Intangible Assets

During the three months ended September 30, 2023, as a result of the Company's decision to cease operating Wynn Interactive's online sports betting and iGaming platform in certain jurisdictions, the Company identified interim indicators of impairment related to the goodwill assigned to the WynnBET reporting unit within the Wynn Interactive reportable segment. As a result, the Company performed an interim impairment test as of September 30, 2023, and determined that the carrying value of its goodwill exceeded the estimated fair value of that reporting unit based on a combination of the income and cost approaches, causing the Company to recognize a goodwill impairment loss of $72.1 million. As of September 30, 2023, the Company had no remaining goodwill recorded related to the acquisition of BetBull Limited ("BetBull"), a subsidiary of Wynn Interactive. The Company also recognized impairment of other finite-lived intangible assets related to Wynn Interactive's closed operations totaling $21.9 million during the three months ended September 30, 2023.

During the nine months ended September 30, 2022, the Company identified interim indicators of impairment of Wynn Interactive's BetBull reporting unit following management's decision to cease the operations of BetBull as well as changes in forecasts and other industry-specific factors. After revisiting the estimated fair value of the BetBull reporting units based on a combination of the income and market approaches, the Company recognized impairment of goodwill totaling $37.8 million and impairment of other finite-lived intangible totaling $10.3 million.

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

On January 1, 2023, the Company recognized an intangible asset and financial liability of MOP1.68 billion (approximately $208.3 million), representing the right to operate games of chance at Wynn Palace and Wynn Macau and the unconditional obligation to make payments under the Gaming Concession Contract. This intangible asset comprises the contractually obligated annual payments of fixed and variable premiums, as well as fees associated with the above-described Property Transfer Agreements. The contractually obligated annual variable premium payments associated with the intangible asset was determined using the total number of gaming tables and gaming machines that Wynn Macau SA is currently approved to operate by the Macau government. In the accompanying condensed consolidated balance sheets, the noncurrent portion of the financial liability is included in "Other long-term liabilities" and the current portion is included in "Other accrued liabilities." The intangible asset is being amortized on a straight-line basis over the 10-year term of the Gaming Concession Contract. The Company expects that amortization of the Macau Gaming Concession will be $5.2 million in the three months ending December 31, 2023, and $20.9 million each year from 2024 to 2032.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 7 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Macau Related:
WM Cayman II Revolver, due 2025 (1)	$1,495,406	$1,500,473
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 4 1/2% Convertible Bonds, due 2029 (2)	600,000	—

U.S. and Corporate Related:
WRF Credit Facilities (3):
WRF Term Loan, due 2024	74,628	837,500
WRF Term Loan, due 2027	740,060	—
WLV 4 1/4% Senior Notes, due 2023	—	500,000
WLV 5 1/2% Senior Notes, due 2025	1,380,001	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 7 3/4% Senior Notes, due 2025	—	600,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	600,000	—
Retail Term Loan, due 2025 (4)	615,000	615,000
	11,835,095	12,162,973
WML Convertible Bond Conversion Option Derivative	125,752	—
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(170,016)	(46,114)
	11,790,831	12,116,859
Less: Current portion of long-term debt	(112,099)	(547,543)
Total long-term debt, net of current portion	$11,678,732	$11,569,316
(1) As of September 30, 2023, the borrowings under the WM Cayman II Revolver bear interest at the term secured overnight financing rate ("Term SOFR") plus a credit adjustment spread of 0.10% or HIBOR, in each case plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $312.5 million and $1.18 billion of the WM Cayman II Revolver bears interest at a rate of Term SOFR plus 2.1% per year and HIBOR plus 2.0% per year, respectively. As of September 30, 2023, the weighted average interest rate was approximately 7.35%. As of September 30, 2023, the WM Cayman II Revolver was fully drawn.
(2) As of September 30, 2023, the net carrying amount of the WML Convertible Bonds was $475.1 million, with unamortized debt discount and debt issuance costs of $124.9 million. The Company recorded contractual interest expense of $6.8 million and $15.3 million and amortization of discounts and issuance costs of $4.4 million and $9.7 million during the three and nine months ended September 30, 2023, respectively.
(3) The WRF Credit Facilities bear interest at a rate of Term SOFR plus 1.85% per year. As of September 30, 2023, the weighted average interest rate was approximately 7.17%. Additionally, as of September 30, 2023, the available borrowing capacity under the WRF Revolver was $737.0 million, net of $13.0 million in outstanding letters of credit.
(4) The Retail Term Loan bears interest at a rate of adjusted daily simple secured overnight financing rate ("SOFR") plus 1.80% per year. As of September 30, 2023, the interest rate was 5.47%. On June 2, 2023, the Company entered into a second amendment to the existing term loan agreement which transitions the benchmark interest rate of the Retail Term Loan from LIBOR to SOFR, effective July 3, 2023.

WM Cayman II Revolver Facility Agreement Amendment

Due to the global phase out of London Interbank Offered Rate ("LIBOR"), on June 27, 2023, WM Cayman Holdings Limited II, as borrower ("WM Cayman II"), and WML, as guarantor, entered into an Amended and Restated Facility Agreement with Bank of China Limited, Macau Branch, as agent for the syndicate of lenders (as amended and restated, the "Facility Agreement"), to transition the base rate applicable to loans denominated in U.S. dollars made pursuant to the revolving credit facility provided thereunder (the "WM Cayman II Revolver") from LIBOR to Term SOFR. The new Term SOFR base rate became effective July 4, 2023.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The WM Cayman II Revolver consists of a U.S. dollar tranche in an amount of $312.5 million ("Facility A") and a Hong Kong dollar tranche in an amount of HK$9.26 billion (equivalent to $1.18 billion) ("Facility B"). Pursuant to the Facility Agreement, loans provided under Facility A bear interest at a variable rate per annum equal to: (a) Term SOFR, plus a credit adjustment spread of 0.10% (subject to a minimum floor of 0.00%), plus (b) a margin of 1.875% to 2.875% based on the consolidated leverage ratio of WM Cayman II and its subsidiaries (as calculated pursuant to the Facility Agreement), and loans provided under Facility B bear interest at a variable rate per annum equal to: (i) the Hong Kong Interbank Offered Rate, plus (ii) a margin of 1.875% to 2.875% based on the consolidated leverage ratio of WM Cayman II and its subsidiaries (as calculated pursuant to the Facility Agreement).

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company determined that the conversion feature contained within the WML Convertible Bonds is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative (the "WML Convertible Bond Conversion Option Derivative"). In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative will be reported at fair value as of the end of each reporting period, with changes recognized in the statements of operations. For more information, see "Note 8 - WML Convertible Bond Conversion Option Derivative." As a result, the Company recognized a debt discount of $123.5 million within Long-term debt, representing the estimated fair value of the holders' conversion option upon completion of the Offering. The debt discount will be amortized to interest expense over the term of the WML Convertible Bonds using the effective interest method. As of September 30, 2023, the estimated fair value of the WML Convertible Bond Conversion Option Derivative was a liability of $125.8 million, recorded within Long-term debt within the accompanying Condensed Consolidated Balance Sheet.

WRF Credit Facility Agreement Amendment

On May 17, 2023, Wynn Resorts Finance, LLC ("WRF") and certain of its subsidiaries entered into an amendment (the "WRF Credit Facility Agreement Amendment") to its existing credit agreement (the "WRF Credit Facility Agreement") among Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto.

The WRF Credit Facility Agreement Amendment amends the WRF Credit Facility Agreement to: (i) transition the benchmark rate from LIBOR to Term SOFR and to make conforming changes, (ii) reduce the aggregate principal amount of revolving commitments under the revolving credit facility by $100.0 million, from $850.0 million to $750.0 million, (iii) extend the stated maturity date for lenders electing to extend their revolving commitments in an amount equal to approximately $681.3 million from September 20, 2024 to September 20, 2027, and (iv) extend the stated maturity date for lenders electing to extend their term loan commitments in an amount equal to approximately $749.4 million from September 20, 2024 to September 20, 2027. Lenders who elected not to extend their revolving commitments in an amount equal to approximately $68.7 million will remain subject to a stated maturity date of September 20, 2024, and lenders who elected not to extend their term loan commitments in an amount equal to approximately $75.6 million will remain subject to a stated maturity date of September 20, 2024. In connection with the WRF Credit Facility Agreement Amendment, the Company recognized a loss on debt financing transactions of $1.2 million within the accompanying Condensed Consolidated Statements of Operations, and the Company recorded debt issuance costs of $5.1 million, within the Condensed Consolidated Balance Sheet.

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

In connection with the issuance of the 2031 WRF Senior Notes and purchase of the 2025 WRF Senior Notes, the Company recognized a loss on debt financing transactions of $10.6 million within the accompanying Condensed Consolidated Statements of Operations, and the Company recorded debt issuance costs of $11.4 million within the accompanying Condensed Consolidated Balance Sheet.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
WLV 5 1/2% Senior Notes, due 2025

In August 2023, Wynn Las Vegas repurchased $400.0 million aggregate principal amount of its 5 1/2% Senior Notes due 2025 (the "2025 WLV Senior Notes"), at a price equal to 94% of the principal amount, plus accrued interest and an early tender premium of $20.0 million to the holders of validly tendered 2025 WLV Senior Notes. WRF used cash held by Wynn Resorts to purchase such tendered 2025 WLV Senior Notes and to pay the tender premium and related fees and expenses. In connection with the completion of the tender, the Company recognized a gain on debt financing transaction of $2.9 million within the accompanying Condensed Consolidated Statements of Operations.

WLV 4 1/4% Senior Notes, due 2023

In March 2023, the Company repurchased all of its outstanding Wynn Las Vegas 4 1/4% Senior Notes due 2023, representing an aggregate principal amount of $500.0 million, using cash held by WRF, at a price equal to 100% of the principal amount plus accrued interest under the terms of its indenture. In connection with the repurchase, the Company recognized a loss on debt financing transaction of $1.0 million within the accompanying Condensed Consolidated Statements of Operations.

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

Debt Covenant Compliance

As of September 30, 2023, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of September 30, 2023 and December 31, 2022, was approximately $11.13 billion and $11.23 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $11.84 billion and $12.16 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 8 - WML Convertible Bond Conversion Option Derivative

An embedded derivative is a feature contained within a contract that affects some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument. Embedded derivatives are required to be bifurcated and accounted for separately from the host contract and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, freestanding instrument with the same terms would qualify as a derivative instrument. The Company determined that the conversion feature contained within the WML Convertible Bonds is not indexed to WML's equity and, as such, is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative. In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative will be reported at fair value as of the end of each reporting period, with changes recognized in the statements of operations.

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

The following table sets forth the inputs to the lattice models that were used to value the embedded derivatives:

	September 30, 2023		March 2, 2023 (Pricing date)
WML stock price	HK$	7.50	HK$	8.08
Estimated volatility	33.6%		26.0%
Risk-free interest rate	4.4%		4.2%
Expected term (years)	5.4		6.0
Dividend yield	0.0%		0.0%

In connection with the completion of the Offering on March 7, 2023, the Company recognized a debt discount and a corresponding liability for the embedded derivative, based on an estimated fair value of $123.5 million. The debt discount will be amortized to interest expense over the term of the WML Convertible Bonds using the effective interest method. As of September 30, 2023, the estimated fair value of the embedded derivative was a liability of $125.8 million, recorded within Long-term debt within the accompanying Condensed Consolidated Balance Sheet. In connection with the change in fair value, the Company recorded a loss of $48.8 million and $2.3 million within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023, respectively.

Note 9 - Stockholders' Deficit

Equity Repurchase Program

In April 2016, the Company's board of directors authorized an equity repurchase program of up to $1.00 billion, which may include repurchases by the Company of its common stock from time to time through open market purchases, privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Any shares repurchased pursuant to the equity repurchase program are held as treasury shares. During the three and nine months ended September 30, 2023, the Company repurchased 596,948 shares of its common stock at an average price of $94.11 per share, for an aggregate cost of $56.2 million under the equity repurchase program. During the three and nine months ended September 30, 2022, the Company repurchased 491,503 and 2,873,431 shares of its common stock, respectively, at average prices of $58.95 and $57.91 per share, respectively, for an aggregate cost of $29.0 million and $166.4 million, respectively, under the equity repurchase program. As of September 30, 2023, the Company had $572.7 million in repurchase authority remaining under the program.

Dividends

The Company paid a cash dividend of $0.25 per share in each of the quarters ended June 30, 2023 and September 30, 2023 and recorded $28.5 million and $28.2 million, respectively, against accumulated deficit.

On November 9, 2023, the Company declared a cash dividend of $0.25 per share, payable on November 30, 2023 to stockholders of record as of November 20, 2023.

Noncontrolling Interests

Retail Joint Venture

During the nine months ended September 30, 2023 and 2022, the Retail Joint Venture made aggregate distributions of approximately $15.9 million and $21.5 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 17, "Retail Joint Venture."

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

WML Securities Lending Agreement

In connection with the WML Convertible Bonds Offering, WM Cayman Holdings I Limited ("WM Cayman I"), a wholly owned subsidiary of the Company and holder of our approximate 72% ownership interest in WML, entered into a stock borrowing and lending agreement with Goldman Sachs International (the "WML Stock Borrower") on March 2, 2023 (as amended on March 30, 2023, the "Securities Lending Agreement"), pursuant to which WM Cayman I has agreed to lend to the WML Stock Borrower up to 459,774,985 of its ordinary share holdings in WML, upon and subject to the terms and conditions in the Securities Lending Agreement. WM Cayman I may, at its sole discretion, terminate any stock loan by giving the WML Stock Borrower no less than five business days' notice. The Securities Lending Agreement terminates on the date on which the WML Convertible Bonds have been redeemed, or converted in full, whichever is the earlier. On March 6, 2023, the WML Stock Borrower borrowed 459,774,985 ordinary shares of WML under the Securities Lending Agreement and on April 3, 2023 returned 280,000,000 of such shares to WM Cayman I. As of the date of this report, the WML Stock Borrower held 179,774,985 WML shares under the Securities Lending Agreement.

Note 10 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	September 30, 2023	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,120,105	$—	$1,120,105	$—
Restricted cash	$91,478	$3,110	$88,368	$—
Fixed deposits	$500,000	$—	$500,000	$—
Interest rate collar	$9,425	$—	$9,425	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 8)	$125,752	$—	$—	$125,752

		Fair Value Measurements Using:
	December 31, 2022	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,950,857	$490,683	$1,460,174	$—
Restricted cash	$132,550	$6,891	$125,659	$—
Interest rate collar	$10,408	$—	$10,408	$—

Note 11 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	September 30, 2023	December 31, 2022	Increase / (decrease)	September 30, 2022	December 31, 2021	Increase / (decrease)
Casino outstanding chips and front money deposits (1)	$397,828	$390,531	$7,297	$327,004	$352,830	$(25,826)
Advance room deposits and ticket sales (2)	97,705	85,019	12,686	76,256	55,438	20,818
Other gaming-related liabilities (3)	25,208	31,265	(6,057)	30,610	26,515	4,095
Loyalty program and related liabilities (4)	34,215	35,083	(868)	38,323	34,695	3,628
	$554,956	$541,898	$13,058	$472,193	$469,478	$2,715
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

Note 12 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Casino	$550	$3,857	$1,539	$8,835
Rooms	197	415	598	816
Food and beverage	376	774	1,178	1,547
Entertainment, retail and other	946	3,064	6,831	8,238
General and administrative	14,075	11,964	38,993	29,133
Total stock-based compensation expense	16,144	20,074	49,139	48,569
Total stock-based compensation capitalized	1,563	894	3,697	2,351
Total stock-based compensation costs	$17,707	$20,968	$52,836	$50,920

Note 13 - Income Taxes

The Company recorded an income tax benefit of $2.7 million and an expense of $1.4 million for the three months ended September 30, 2023 and 2022, respectively and an income tax expense of $2.6 million and $3.2 million for the nine months ended September 30, 2023 and 2022, respectively. Income tax expense in 2023 primarily relates to U.S. operating profits. Income tax expense in 2022 primarily related to changes in U.S. deferred taxes.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
WRM received an exemption from Macau's 12% Complementary Tax on casino gaming profits (the "Tax Holiday") through December 31, 2022. In December 2022, the Company applied for an exemption from Complementary Tax on casino gaming profits commencing January 1, 2023. The application is subject to approval.

WRM had an agreement with the Macau government that provided for a payment of MOP 12.8 million (approximately $1.6 million) as complementary tax otherwise due by stockholders of WRM through December 31, 2022. The Company is evaluating an extension of this agreement.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited - basic	$(116,678)	$(142,892)	$838	$(456,267)
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds	—	—	—	—
Net income (loss) attributable to Wynn Resorts, Limited - diluted	$(116,678)	$(142,892)	$838	$(456,267)

Denominator:
Weighted average common shares outstanding	112,797	112,709	112,813	114,061
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	—	—	319	—
Weighted average common and common equivalent shares outstanding	112,797	112,709	113,132	114,061

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$(1.03)	$(1.27)	$0.01	$(4.00)
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$(1.03)	$(1.27)	$0.01	$(4.00)

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	1,255	1,087	308	1,087

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 15 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Minimum rental income	$33,196	$31,962	$98,845	$93,796
Contingent rental income	20,700	10,689	74,670	45,404
Total rental income	$53,896	$42,651	$173,515	$139,200

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

Note 17 - Retail Joint Venture

As of September 30, 2023 and December 31, 2022, the Retail Joint Venture had total assets of $107.7 million and $102.9 million, respectively, and total liabilities of $622.3 million and $620.9 million, respectively. As of September 30, 2023 and December 31, 2022, the Retail Joint Venture's liabilities included long-term debt of $613.9 million and $613.5 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present the Company's segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues
Macau Operations:
Wynn Palace
Casino	$418,043	$45,361	$1,054,007	$186,968
Rooms	54,309	6,974	151,311	27,813
Food and beverage	26,215	5,727	75,028	24,027
Entertainment, retail and other (1)	26,206	17,186	82,140	58,416
	524,773	75,248	1,362,486	297,224
Wynn Macau
Casino	230,294	22,832	649,627	165,221
Rooms	31,673	4,395	79,774	18,547
Food and beverage	18,287	4,261	47,255	17,878
Entertainment, retail and other (1)	14,762	8,880	50,679	32,405
	295,016	40,368	827,335	234,051
Total Macau Operations	819,789	115,616	2,189,821	531,275

Las Vegas Operations:
Casino	168,130	134,314	460,606	393,930
Rooms	178,518	162,125	541,392	460,707
Food and beverage	203,066	193,733	570,695	526,389
Entertainment, retail and other (1)	69,252	54,217	211,109	165,618
Total Las Vegas Operations	618,966	544,389	1,783,802	1,546,644

Encore Boston Harbor:
Casino	155,986	157,369	488,204	463,204
Rooms	24,838	23,718	65,895	61,819
Food and beverage	19,864	21,009	64,101	60,272
Entertainment, retail and other (1)	9,715	9,687	30,441	27,438
Total Encore Boston Harbor	210,403	211,783	648,641	612,733

Wynn Interactive:
Entertainment, retail and other	22,778	17,934	69,173	61,236
Total Wynn Interactive	22,778	17,934	69,173	61,236

Total operating revenues	$1,671,936	$889,722	$4,691,437	$2,751,888
(1) Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 15, "Leases."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted Property EBITDAR (1)
Macau Operations:
Wynn Palace	$177,048	$(21,808)	$444,713	$(72,622)
Wynn Macau	77,939	(43,806)	212,274	(88,878)
Total Macau Operations	254,987	(65,614)	656,987	(161,500)
Las Vegas Operations	219,740	195,760	675,458	581,844
Encore Boston Harbor	60,498	61,136	193,016	180,132
Wynn Interactive	(4,864)	(17,748)	(40,896)	(70,202)
Total	530,361	173,534	1,484,565	530,274
Other operating expenses
Pre-opening	867	6,447	6,822	13,396
Depreciation and amortization	171,969	172,502	510,743	520,026
Impairment of goodwill and intangible assets	93,990	—	94,490	48,036
Property charges and other (2)	114,288	4,733	132,265	29,326
Corporate expenses and other	35,104	22,769	102,342	70,805
Stock-based compensation	16,144	20,074	49,139	48,569
Triple-net operating lease expense	35,404	—	106,318	—
Total other operating expenses	467,766	226,525	1,002,119	730,158
Operating income (loss)	62,595	(52,991)	482,446	(199,884)
Other non-operating income and expenses
Interest income	46,534	6,892	130,854	10,863
Interest expense, net of amounts capitalized	(188,571)	(165,277)	(566,554)	(472,265)
Change in derivatives fair value	(50,637)	5,839	(3,255)	14,801
Gain (loss) on debt financing transactions	2,928	—	(12,683)	—
Other	3,861	(864)	(19,794)	(26,090)
Total other non-operating income and expenses	(185,885)	(153,410)	(471,432)	(472,691)
Income (loss) before income taxes	(123,290)	(206,401)	11,014	(672,575)
Benefit (provision) for income taxes	2,749	(1,390)	(2,574)	(3,248)
Net income (loss)	(120,541)	(207,791)	8,440	(675,823)
Net (income) loss attributable to noncontrolling interests	3,863	64,899	(7,602)	219,556
Net income (loss) attributable to Wynn Resorts, Limited	$(116,678)	$(142,892)	$838	$(456,267)
(1) "Adjusted Property EBITDAR" is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, impairment of goodwill and intangible assets, property charges and other, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, gain (loss) on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, the Company's calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(2)    For the three and nine months ended September 30, 2023, includes $97.7 million related to the Company's decision to cease operating Wynn Interactive's online sports betting and iGaming platform in certain jurisdictions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Macau Operations:
Wynn Palace	$2,929,750	$2,884,073
Wynn Macau	1,712,077	1,430,051
Other Macau	858,098	268,017
Total Macau Operations	5,499,925	4,582,141
Las Vegas Operations	3,133,145	3,168,597
Encore Boston Harbor	2,024,697	2,080,424
Wynn Interactive	86,067	213,837
Corporate and other	2,592,427	3,370,101
Total	$13,336,261	$13,415,100

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

Results of Operations

Summary of third quarter 2023 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percent Change	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues	$1,671,936	$889,722	$782,214	87.9	$4,691,437	$2,751,888	$1,939,549	70.5
Net income (loss) attributable to Wynn Resorts, Limited	(116,678)	(142,892)	26,214	(18.3)	838	(456,267)	457,105	NM
Diluted net income (loss) per share	(1.03)	(1.27)	0.24	(18.9)	0.01	(4.00)	4.01	NM
NM - Not Meaningful.

The increase in operating revenues for the three months ended September 30, 2023 was primarily driven by increases of $449.5 million and $254.6 million from Wynn Palace and Wynn Macau, respectively, resulting from an increase in gaming volumes, hotel occupancy, and covers at restaurants. The results of our Macau Operations for the three months ended September 30, 2022 were negatively impacted by certain travel-related restrictions and conditions, including COVID-19 testing, entry restrictions, and other mitigation procedures, related to the COVID-19 pandemic. Over the course of December 2022 and January 2023, Macau authorities relaxed or eliminated COVID-19 related protective measures. As of the date of this report, there are no remaining entry restrictions or mandatory quarantine requirements in place for travelers to Macau, which resulted in increased business volumes at our Macau Operations for the three months ended September 30, 2023.

The decrease in net loss attributable to Wynn Resorts, Limited for the three months ended September 30, 2023 was due to increased operating revenues at our Macau Operations, offset by impairment losses for goodwill and intangible assets related to the Wynn Interactive reportable segment, and losses recorded in connection with changes in the fair value of a derivative instrument.

Financial results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$524,773	$75,248	$449,525	597.4
Wynn Macau	295,016	40,368	254,648	630.8
Total Macau Operations	819,789	115,616	704,173	609.1
Las Vegas Operations	618,966	544,389	74,577	13.7
Encore Boston Harbor	210,403	211,783	(1,380)	(0.7)
Wynn Interactive	22,778	17,934	4,844	27.0
	$1,671,936	$889,722	$782,214	87.9

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$972,453	$359,876	$612,577	170.2
Non-casino revenues:
Rooms	289,338	197,212	92,126	46.7
Food and beverage	267,432	224,730	42,702	19.0
Entertainment, retail and other	142,713	107,904	34,809	32.3
Total non-casino revenues	699,483	529,846	169,637	32.0
	$1,671,936	$889,722	$782,214	87.9

Casino revenues for the three months ended September 30, 2023 were 58.2% of operating revenues, compared to 40.4% for the same period of 2022. Non-casino revenues for the three months ended September 30, 2023 were 41.8% of operating revenues, compared to 59.6% for the same period of 2022.

Casino revenues

Casino revenues increased primarily due to higher gaming volumes at our Macau Operations following the discontinuation of pandemic-related travel restrictions in Macau in late 2022 and early 2023.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$418,043	$45,361	$372,682	821.6
VIP:
Average number of table games	58	49	9	18.4
VIP turnover	$2,866,469	$283,744	$2,582,725	910.2
VIP table games win	$98,014	$9,271	$88,743	957.2
VIP win as a % of turnover	3.42%	3.27%	0.15
Table games win per unit per day	$18,386	$2,381	$16,005	672.2
Mass market:
Average number of table games	244	212	32	15.1
Table drop	$1,725,845	$197,066	$1,528,779	775.8
Table games win	$402,285	$42,449	$359,836	847.7
Table games win %	23.3%	21.5%	1.8
Table games win per unit per day	$17,913	$2,501	$15,412	616.2
Average number of slot machines	563	607	(44)	(7.2)
Slot machine handle	$634,121	$121,522	$512,599	421.8
Slot machine win	$22,228	$5,418	$16,810	310.3
Slot machine win per unit per day	$429	$112	$317	283.0
Wynn Macau:
Total casino revenues	$230,294	$22,832	$207,462	908.6
VIP:
Average number of table games	36	39	(3)	(7.7)
VIP turnover	$1,192,610	$152,872	$1,039,738	680.1
VIP table games win	$41,995	$2,389	$39,606	1,657.8
VIP win as a % of turnover	3.52%	1.56%	1.96
Table games win per unit per day	$12,638	$771	$11,867	1,539.2
Mass market:
Average number of table games	217	230	(13)	(5.7)
Table drop	$1,384,258	$167,539	$1,216,719	726.2
Table games win	$228,323	$22,232	$206,091	927.0
Table games win %	16.5%	13.3%	3.2
Table games win per unit per day	$11,423	$1,211	$10,212	843.3
Average number of slot machines	500	641	(141)	(22.0)
Slot machine handle	$570,122	$193,680	$376,442	194.4
Slot machine win	$16,143	$6,961	$9,182	131.9
Slot machine win per unit per day	$351	$136	$215	158.1
Poker rake	$4,494	$74	$4,420	NM

	Three Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$168,130	$134,314	$33,816	25.2
Average number of table games	234	237	(3)	(1.3)
Table drop	$607,610	$570,419	$37,191	6.5
Table games win	$157,873	$118,263	$39,610	33.5
Table games win %	26.0%	20.7%	5.3
Table games win per unit per day	$7,340	$5,420	$1,920	35.4
Average number of slot machines	1,631	1,693	(62)	(3.7)
Slot machine handle	$1,638,274	$1,522,512	$115,762	7.6
Slot machine win	$115,738	$107,575	$8,163	7.6
Slot machine win per unit per day	$771	$691	$80	11.6
Poker rake	$5,669	$3,848	$1,821	47.3
Encore Boston Harbor:
Total casino revenues	$155,986	$157,369	$(1,383)	(0.9)
Average number of table games	191	188	3	1.6
Table drop	$343,686	$364,844	$(21,158)	(5.8)
Table games win	$71,555	$76,970	$(5,415)	(7.0)
Table games win %	20.8%	21.1%	(0.3)
Table games win per unit per day	$4,079	$4,448	$(369)	(8.3)
Average number of slot machines	2,561	2,706	(145)	(5.4)
Slot machine handle	$1,336,724	$1,288,250	$48,474	3.8
Slot machine win	$105,330	$104,122	$1,208	1.2
Slot machine win per unit per day	$447	$418	$29	6.9
Poker rake	$5,224	$2,554	$2,670	104.5
NM - Not meaningful.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$54,309	$6,974	$47,335	678.7
Occupancy	96.9%	28.1%	68.8
ADR	$342	$145	$197	135.9
REVPAR	$331	$41	$290	707.3
Wynn Macau:
Total room revenues (dollars in thousands)	$31,673	$4,395	$27,278	620.7
Occupancy	98.7%	31.4%	67.3
ADR	$327	$137	$190	138.7
REVPAR	$323	$43	$280	651.2
Las Vegas Operations:
Total room revenues (dollars in thousands)	$178,518	$162,125	$16,393	10.1
Occupancy	90.0%	88.8%	1.2
ADR	$463	$426	$37	8.7
REVPAR	$417	$378	$39	10.3
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$24,838	$23,718	$1,120	4.7
Occupancy	96.0%	97.0%	(1.0)
ADR	$421	$398	$23	5.8
REVPAR	$405	$386	$19	4.9

Room revenues increased $92.1 million, primarily due to higher occupancy and ADR at our Macau Operations.

Food and beverage revenues increased $42.7 million as a result of increased restaurant covers at our Macau Operations.

Entertainment, retail and other revenues increased $34.8 million, primarily due to higher business volumes at our Macau Operations and our Las Vegas Operations, including an increase in revenues of $10.6 million from entertainment venue and convention-related sales at our Las Vegas Operations, and an increase in revenues of $8.0 million and $3.1 million from our leased retail outlets at our Macau Operations and our Las Vegas Operations, respectively.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$577,733	$239,901	$337,832	140.8
Rooms	77,790	67,689	10,101	14.9
Food and beverage	220,835	185,388	35,447	19.1
Entertainment, retail and other	82,554	72,964	9,590	13.1
General and administrative	268,445	201,275	67,170	33.4
Provision for credit losses	870	(8,186)	9,056	NM
Pre-opening	867	6,447	(5,580)	(86.6)
Depreciation and amortization	171,969	172,502	(533)	(0.3)
Impairment of goodwill and intangible assets	93,990	—	93,990	NM
Property charges and other	114,288	4,733	109,555	NM
Total operating expenses	$1,609,341	$942,713	$666,628	70.7
NM - Not meaningful.

The increase in total operating expenses was primarily due to increased operating costs associated with higher business volumes at each of our properties and an increase in impairment of goodwill and intangible assets and property charges at Wynn Interactive, as a result of our decision to close its online sports betting and iGaming platform, WynnBET, in certain jurisdictions.

Casino expenses increased $213.3 million and $116.3 million at Wynn Palace and Wynn Macau, respectively. These increases resulted from higher operating costs, including $197.9 million and $109.1 million in incremental gaming tax expense at Wynn Palace and Wynn Macau, respectively, driven by the increase in casino revenues.

Room expenses increased $5.7 million and $3.2 million at our Las Vegas Operations and Wynn Palace, respectively. These increases resulted from higher operating costs related to an increase in room revenues at our Las Vegas Operations and Wynn Palace.

Food and beverage expenses increased $18.5 million, $11.0 million, and $6.5 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. These increases resulted from higher operating costs related to an increase in food and beverage revenues at our Las Vegas Operations, Wynn Palace, and Wynn Macau.

Entertainment, retail and other expenses increased $8.9 million, $7.6 million, and $2.5 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively, primarily due to higher operating costs related to increased revenues at our Las Vegas Operations and our Macau Operations. These increases were partially offset by a decrease in marketing and other operational costs of $9.7 million at Wynn Interactive.

General and administrative expenses increased primarily due to triple-net operating lease expense of $35.4 million at Encore Boston Harbor following the sale-leaseback transaction in December 2022, an increase of $11.0 million at our Las Vegas Operations attributable to payroll and other general and administrative expenses required to support higher business volumes. In addition, corporate and other general and administrative expenses increased $12.7 million, primarily due to increased development costs.

During the three months ended September 30, 2023, the Company recognized impairment of goodwill and other finite-lived intangible assets of $72.1 million and $21.9 million, respectively, as a result of our decision to close Wynn Interactive's online sports betting and iGaming platform, WynnBET, in certain jurisdictions.

Property charges and other expenses for the three months ended September 30, 2023 consisted primarily of contract termination and other expenses of $97.7 million, as a result of our decision to close Wynn Interactive's online sports betting and iGaming platform, WynnBET, in certain jurisdictions. Property charges and other expenses for the three months ended September 30, 2023 also included other contract terminations and asset abandonments of $9.1 million, $3.4 million, and $1.3 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively. Property charges and other expenses for the quarter ended September 30, 2022 consisted primarily of asset abandonments of $2.0 million and $1.0 million at Wynn Palace and our Las Vegas Operations, respectively, and other contingency expenses.

Other non-operating income and expenses

Interest expense, net of capitalized interest, increased $23.3 million primarily due to an increase in the weighted average total debt balance and an increase in the weighted average interest rate to 6.18% for the three months ended September 30, 2023, from 5.41% for the three months ended September 30, 2022.

We recorded interest income of $46.5 million for the three months ended September 30, 2023 primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement gain of $3.9 million and a loss of $0.9 million for the three months ended September 30, 2023 and 2022, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a loss of $50.6 million and a gain of $5.8 million for the three months ended September 30, 2023 and 2022, respectively, from change in derivatives fair value. The change in derivatives fair value for the three months ended September 30, 2023 included a loss of $48.8 million recorded in relation to the conversion feature of the WML Convertible Bonds.

We recorded a $2.9 million gain on debt financing transactions for the three months ended September 30, 2023, related to the repurchase of the tendered 2025 WLV Senior Notes.

Income taxes

We recorded an income tax benefit of $2.7 million and an expense of $1.4 million for the three months ended September 30, 2023 and 2022, respectively. Income tax expense in 2023 primarily relates to U.S. operating profits. Income tax expense in 2022 primarily related to changes in U.S. deferred taxes.

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

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $3.9 million and $64.9 million for the three months ended September 30, 2023 and 2022, respectively. These amounts are primarily related to the noncontrolling interests' share of net loss attributable to WML.

Financial results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$1,362,486	$297,224	$1,065,262	358.4
Wynn Macau	827,335	234,051	593,284	253.5
Total Macau Operations	2,189,821	531,275	1,658,546	312.2
Las Vegas Operations	1,783,802	1,546,644	237,158	15.3
Encore Boston Harbor	648,641	612,733	35,908	5.9
Wynn Interactive	69,173	61,236	7,937	13.0
	$4,691,437	$2,751,888	$1,939,549	70.5

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$2,652,444	$1,209,323	$1,443,121	119.3
Non-casino revenues:
Rooms	838,372	568,886	269,486	47.4
Food and beverage	757,079	628,566	128,513	20.4
Entertainment, retail and other	443,542	345,113	98,429	28.5
Total non-casino revenues	2,038,993	1,542,565	496,428	32.2
	$4,691,437	$2,751,888	$1,939,549	70.5

Casino revenues for the nine months ended September 30, 2023 were 56.5% of operating revenues, compared to 43.9% for the same period of 2022. Non-casino revenues for the nine months ended September 30, 2023 were 43.5% of operating revenues, compared to 56.1% for the same period of 2022.

Casino revenues

Casino revenues increased primarily due to higher gaming volumes at our Macau Operations following the discontinuation of pandemic-related travel restrictions in Macau in late 2022 and early 2023. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$1,054,007	$186,968	$867,039	463.7
VIP:
Average number of table games	55	54	1	1.9
VIP turnover	$8,202,165	$1,593,761	$6,608,404	414.6
VIP table games win	$289,492	$22,353	$267,139	1,195.1
VIP win as a % of turnover	3.53%	1.40%	2.13
Table games win per unit per day	$19,233	$1,587	$17,646	1,111.9
Mass market:
Average number of table games	240	226	14	6.2
Table drop	$4,414,990	$939,474	$3,475,516	369.9
Table games win	$968,967	$195,205	$773,762	396.4
Table games win %	21.9%	20.8%	1.1
Table games win per unit per day	$14,763	$3,305	$11,458	346.7
Average number of slot machines	579	638	(59)	(9.2)
Slot machine handle	$1,760,345	$502,856	$1,257,489	250.1
Slot machine win	$75,236	$22,989	$52,247	227.3
Slot machine win per unit per day	$476	$138	$338	244.9
Wynn Macau:
Total casino revenues	$649,627	$165,221	$484,406	293.2
VIP:
Average number of table games	45	38	7	18.4
VIP turnover	$3,727,106	$1,341,567	$2,385,539	177.8
VIP table games win	$130,574	$50,864	$79,710	156.7
VIP win as a % of turnover	3.50%	3.79%	(0.29)
Table games win per unit per day	$10,569	$5,164	$5,405	104.7
Mass market:
Average number of table games	214	242	(28)	(11.6)
Table drop	$3,597,557	$852,832	$2,744,725	321.8
Table games win	$613,154	$135,074	$478,080	353.9
Table games win %	17.0%	15.8%	1.2
Table games win per unit per day	$10,485	$2,140	$8,345	390.0
Average number of slot machines	521	630	(109)	(17.3)
Slot machine handle	$1,559,698	$676,531	$883,167	130.5
Slot machine win	$47,892	$23,902	$23,990	100.4
Slot machine win per unit per day	$337	$145	$192	132.4
Poker rake	$13,807	$134	$13,673	NM

	Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$460,606	$393,930	$66,676	16.9
Average number of table games	233	234	(1)	(0.4)
Table drop	$1,768,057	$1,683,317	$84,740	5.0
Table games win	$431,896	$386,306	$45,590	11.8
Table games win %	24.4%	22.9%	1.5
Table games win per unit per day	$6,777	$6,047	$730	12.1
Average number of slot machines	1,650	1,711	(61)	(3.6)
Slot machine handle	$4,733,534	$4,026,675	$706,859	17.6
Slot machine win	$325,883	$278,250	$47,633	17.1
Slot machine win per unit per day	$723	$596	$127	21.3
Poker rake	$16,243	$12,729	$3,514	27.6
Encore Boston Harbor:
Total casino revenues	$488,204	$463,204	$25,000	5.4
Average number of table games	193	185	8	4.3
Table drop	$1,064,092	$1,077,261	$(13,169)	(1.2)
Table games win	$230,170	$234,024	$(3,854)	(1.6)
Table games win %	21.6%	21.7%	(0.1)
Table games win per unit per day	$4,368	$4,624	$(256)	(5.5)
Average number of slot machines	2,547	2,754	(207)	(7.5)
Slot machine handle	$3,933,388	$3,703,990	$229,398	6.2
Slot machine win	$316,129	$298,842	$17,287	5.8
Slot machine win per unit per day	$455	$397	$58	14.6
Poker rake	$16,116	$4,580	$11,536	251.9
NM - Not meaningful.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$151,311	$27,813	$123,498	444.0
Occupancy	93.8%	34.4%	59.4
ADR	$327	$160	$167	104.4
REVPAR	$307	$55	$252	458.2
Wynn Macau:
Total room revenues (dollars in thousands)	$79,774	$18,547	$61,227	330.1
Occupancy	95.5%	37.4%	58.1
ADR	$281	$163	$118	72.4
REVPAR	$268	$61	$207	339.3
Las Vegas Operations:
Total room revenues (dollars in thousands)	$541,392	460,707	$80,685	17.5
Occupancy	89.8%	85.5%	4.3
ADR	$473	$440	$33	7.5
REVPAR	$424	$376	$48	12.8
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$65,895	$61,819	$4,076	6.6
Occupancy	92.9%	90.6%	2.3
ADR	$389	$374	$15	4.0
REVPAR	$362	$339	$23	6.8

Room revenues increased $269.5 million, primarily due to higher occupancy and ADR at our Macau Operations and our Las Vegas Operations.

Food and beverage revenues increased $128.5 million, primarily due to increased restaurant covers at our Las Vegas Operations and our Macau Operations.

Entertainment, retail and other revenues increased $98.4 million due to higher business volumes across our properties, including an increase in revenues of $31.0 million from entertainment venue and convention-related sales at our Las Vegas Operations and an increase in revenues of $27.2 million from our leased retail outlets at our Macau Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$1,594,761	$808,044	$786,717	97.4
Rooms	224,275	191,474	32,801	17.1
Food and beverage	605,376	517,515	87,861	17.0
Entertainment, retail and other	261,035	236,853	24,182	10.2
General and administrative	785,538	598,433	187,105	31.3
Provision for credit losses	(6,314)	(11,331)	5,017	(44.3)
Pre-opening	6,822	13,396	(6,574)	(49.1)
Depreciation and amortization	510,743	520,026	(9,283)	(1.8)
Impairment of goodwill and intangible assets	94,490	48,036	46,454	96.7
Property charges and other	132,265	29,326	102,939	351.0
Total operating expenses	$4,208,991	$2,951,772	$1,257,219	42.6

The increase in total operating expenses was primarily due to increased operating costs associated with higher business volumes at each of our properties and an increase in impairment of goodwill and intangible assets and property charges at Wynn Interactive, as a result of our decision to close its online sports betting and iGaming platform, WynnBET, in certain jurisdictions.

Casino expenses increased $494.7 million and $261.2 million at Wynn Palace and Wynn Macau, respectively. These increases resulted from higher operating costs, including increases of $463.4 million and $250.8 million in incremental gaming tax expense at Wynn Palace and Wynn Macau, respectively, driven by the increase in casino revenues.

Room expenses increased $18.6 million and $7.8 million at our Las Vegas Operations and Wynn Palace, respectively. These increases resulted from higher operating costs related to an increase in room revenues at our Las Vegas Operations and Wynn Palace.

Food and beverage expenses increased $49.5 million, $21.3 million, and $12.3 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. These increases resulted from higher operating costs related to an increase in food and beverage revenues at our Las Vegas Operations and Wynn Palace.

Entertainment, retail and other expenses increased $30.8 million at our Las Vegas Operations as a result of higher operating costs associated with live and theatrical entertainment. Entertainment, retail and other expenses also increased $13.5 million at our Macau Operations as a result of higher operating costs associated with increased business volumes. These increases were partially offset by a decrease in marketing and other operational costs of $22.7 million at Wynn Interactive.

General and administrative expenses increased primarily due to triple-net operating lease expense of $106.3 million at Encore Boston Harbor following the sale-leaseback transaction in December 2022, an increase of $26.7 million at our Las Vegas Operations attributable to payroll and other general and administrative expenses required to support higher business volumes, and increased corporate and other general and administrative expenses of $37.0 million, primarily due to development costs.

For the nine months ended September 30, 2023, pre-opening expenses totaled $6.8 million, which primarily related to the launch of sports betting operations in Massachusetts. For the nine months ended September 30, 2022, pre-opening expenses totaled $13.4 million, which primarily related to reconfiguring the theater space at Wynn Las Vegas.

During the nine months ended September 30, 2023, the Company recognized impairment of goodwill and other finite-lived intangible assets of $72.1 million and $22.4 million, respectively, as a result of our decision to close Wynn Interactive's online sports betting and iGaming platform, WynnBET, in certain jurisdictions. During the nine months ended September 30,

2022, the Company recognized impairment of goodwill and other intangible assets of $37.8 million and $10.3 million, respectively, as a result of changes in forecasts and other industry-specific factors and our decision to cease Wynn Interactive's BetBull operations.

Property charges and other expenses for the nine months ended September 30, 2023 consisted primarily of contract termination and other expenses of $97.7 million, as a result of our decision to close Wynn Interactive's online sports betting and iGaming platform, WynnBET, in certain jurisdictions. Property charges and other expenses for the nine months ended September 30, 2023 also included other contract terminations of $9.6 million at Wynn Macau, and asset abandonments of $12.2 million and $8.0 million at Wynn Palace and our Las Vegas Operations, respectively. Property charges and other expenses for the nine months ended September 30, 2022 consisted primarily of restructuring costs of $7.1 million related to Wynn Interactive's BetBull operations, as well as other contract termination expenses of $10.7 million and asset abandonments of $2.1 million related to Wynn Interactive, and other contingency expenses of $6.8 million at Wynn Macau.

Other non-operating income and expenses

Interest expense, net of capitalized interest, increased $94.3 million primarily due to an increase in the weighted average total debt balance and an increase in the weighted average interest rate to 6.08% for the nine months ended September 30, 2023, from 5.20% for the nine months ended September 30, 2022.

We recorded interest income of $130.9 million for the nine months ended September 30, 2023, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement loss of $19.8 million and $26.1 million for the nine months ended September 30, 2023 and 2022, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a loss of $3.3 million and a gain of $14.8 million for the nine months ended September 30, 2023 and 2022, respectively, from change in derivatives fair value. The change in derivatives fair value for the nine months ended September 30, 2023 included a loss of $2.3 million recorded in relation to the conversion feature of the WML Convertible Bonds.

We recorded a $12.7 million loss on debt financing transactions for the nine months ended September 30, 2023, primarily related to the issuance of the 2031 WRF Senior Notes and the repurchase of the tendered 2025 WRF Senior Notes.

Income taxes

We recorded income tax expense of $2.6 million and $3.2 million for the nine months ended September 30, 2023 and 2022, respectively. Income tax expense in 2023 primarily relates to U.S. operating profits. Income tax expense in 2022 primarily related to changes in U.S. deferred taxes.

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

Net income (loss) attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $7.6 million and net loss attributable to noncontrolling interests was $219.6 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts are primarily related to the noncontrolling interests' share of net income (loss) from WML.

Segment Information

As further described in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 18, "Segment Information," we use Adjusted Property EBITDAR to manage the operating results of our segments. Adjusted Property EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, impairment of goodwill and intangible assets, property charges and other, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, gain (loss) on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, our calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percent Change	2023	2022	Increase/ (Decrease)	Percent Change
Wynn Palace	$177,048	$(21,808)	$198,856	NM	$444,713	$(72,622)	$517,335	NM
Wynn Macau	77,939	(43,806)	121,745	NM	212,274	(88,878)	301,152	NM
Las Vegas Operations	219,740	195,760	23,980	12.2	675,458	581,844	93,614	16.1
Encore Boston Harbor	60,498	61,136	(638)	(1.0)	193,016	180,132	12,884	7.2
Wynn Interactive	(4,864)	(17,748)	12,884	(72.6)	(40,896)	(70,202)	29,306	(41.7)
NM - Not meaningful.

Adjusted Property EBITDAR at Wynn Palace and Wynn Macau increased $198.9 million and $121.7 million for the three months ended September 30, 2023, respectively, and $517.3 million and $301.2 million for the nine months ended September 30, 2023, respectively, primarily due to an increase in operating revenues of $449.5 million and $254.6 million for the three months ended September 30, 2023, respectively, and $1.07 billion and $593.3 million for the nine months ended September 30, 2023, respectively, partially offset by an increase in operating expenses. Our Macau Operations for the three and nine months ended September 30, 2022 were negatively impacted by certain travel-related restrictions and conditions related to the COVID-19 pandemic. Over the course of December 2022 and January 2023, the Macau authorities relaxed or eliminated COVID-19 related protective measures, which resulted in increased business volumes at our Macau Operations for the three and nine months ended September 30, 2023.

Adjusted Property EBITDAR at our Las Vegas Operations increased $24.0 million for the three months ended September 30, 2023, primarily due to an increase in operating revenues, partially off by an increase in operating expenses. Adjusted Property EBITDAR at our Las Vegas Operations increased $93.6 million for the nine months ended September 30, 2023, primarily due to an increase in revenues from casino, hotel, and food and beverage operations, partially offset by increased operating expenses.

Adjusted Property EBITDAR at Encore Boston Harbor increased $12.9 million for the nine months ended September 30, 2023, primarily due to an increase in revenues from casino operations, partially offset by increased operating expenses.

Adjusted Property EBITDAR at Wynn Interactive increased $12.9 million and $29.3 million for the three and nine months ended September 30, 2023, respectively, primarily due to a decrease in marketing and promotional expense.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Nine Months Ended September 30,
Cash Flows - Summary	2023	2022
Cash flows from operating activities	$806,550	$(153,038)

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(329,428)	(273,251)
Purchase of investments	(786,519)	—
Purchase of intangible and other assets	(62,921)	(10,919)
Proceeds from sale of assets and other	490	485
Net cash used in investing activities	(1,178,378)	(283,685)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,200,000	211,435
Repayments of long-term debt	(1,522,812)	(37,500)
Repurchase of common stock	(71,019)	(178,624)
Proceeds from exercise of stock options	1,965	—
Proceeds from issuance of subsidiary common stock	—	2,895
Proceeds from sale of noncontrolling interest in subsidiary	—	50,033
Distribution to noncontrolling interest	(15,929)	(21,505)
Dividends paid	(56,720)	(1,316)
Finance lease payments	(14,407)	(12,812)
Payments for financing costs	(41,160)	(3,165)
Other	(7,773)	—
Net cash (used in) provided by financing activities	(527,855)	9,441

Effect of exchange rate on cash, cash equivalents and restricted cash	(3,721)	(1,119)
Decrease in cash, cash equivalents and restricted cash	$(903,404)	$(428,401)

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

During the nine months ended September 30, 2023, the increase in cash flows from operating activities was primarily due to increased revenues from our Macau Operations and our Las Vegas Operations, which was partially offset by an increase in operating expenses associated with higher business volumes. During the nine months ended September 30, 2022, the decrease in net cash used in operating activities was primarily due to increased revenues from our Las Vegas Operations and Encore Boston Harbor, which was partially offset by decreases in revenues from Wynn Palace and Wynn Macau.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the nine months ended September 30, 2023, we incurred capital expenditures of $137.7 million at our Las Vegas Operations, $56.5 million at Encore Boston Harbor, $38.1 million at Wynn Palace, and $18.8 million at Wynn Macau primarily related to maintenance capital expenditures, and $78.4 million at Corporate and other primarily related to future development projects. In addition, during the nine months ended September 30, 2023, we purchased $786.5 million in investments, comprised of United States treasury bills and fixed deposits maturing in less than one year.

During the nine months ended September 30, 2022, we incurred capital expenditures of $214.1 million at our Las Vegas Operations primarily related to the Wynn Las Vegas room remodel and theater reconfiguration, and $14.7 million at Encore Boston Harbor, $27.9 million at Wynn Palace, and $9.6 million at Wynn Macau primarily related to maintenance capital expenditures.

Financing Activities

During the nine months ended September 30, 2023, the cash flows from financing activities was primarily due to the following debt issuances, repayments, and repurchases (in thousands):

	Proceeds from issuance	Repayments and repurchases
WRF 7 1/8% Senior Notes, due 2031	$600,000	$—
WML 4 1/2% Convertible Bonds, due 2029	600,000	—
WRF 7 3/4% Senior Notes, due 2025	—	600,000
WLV 4 1/4% Senior Notes, due 2023	—	500,000
WLV 5 1/2% Senior Notes, due 2025	—	399,999
WRF Term Loan, due 2024	—	22,813
Total	$1,200,000	$1,522,812

In addition, during the nine months ended September 30, 2023, we repurchased 596,948 shares of our common stock for approximately $56.2 million. We also made dividend payments of $56.7 million, paid $41.2 million for financing costs related to the financing activities above and used cash of $15.9 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

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

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, investments, and available revolver borrowing capacity presented by significant financing entity as of September 30, 2023 (in thousands):

	Total Cash and Cash Equivalents	Investments (1)	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$1,199,881	$646,187	$—
Wynn Resorts Finance, LLC (2)	651,544	—	736,985
Wynn Resorts, Limited and other	936,683	145,489	—
Total	$2,788,108	$791,676	$736,985
(1) Investments consist of investments in United States treasury bills and fixed deposits maturing in less than one year.
(2) Excluding Wynn Macau, Limited and subsidiaries.

Wynn Macau, Limited and subsidiaries. WML generates cash from our Macau Operations. We expect to use this cash to fund working capital and capital expenditure requirements at WML and our Macau Operations, and to service our WML Senior Notes, WM Cayman II Revolver, and WML Convertible Bonds. WML paid no dividends during 2022 or the nine months ended September 30, 2023.

Pursuant to the amended and restated facility agreement dated June 27, 2023, the base rate applicable to loans denominated in U.S. dollars made pursuant to the WM Cayman II Revolver transitioned to the term secured overnight financing rate ("Term SOFR"), plus a credit adjustment spread of 0.10%, plus (b) a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. The new Term SOFR base rate became effective July 4, 2023. The loans denominated in Hong Kong dollars under the WM Cayman II Revolver bear interest at HIBOR plus a margin of 1.875% to 2.875% per annum based on WM Cayman II's leverage ratio on consolidated basis. The final maturity of all outstanding loans under the Revolving Facility remains unchanged at September 16, 2025. WML, as guarantor, may be subject to certain restrictions on payments of dividends or distributions to its shareholders, unless certain financial criteria have been satisfied.

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

If our portion of our cash and cash equivalents were repatriated to the U.S. on September 30, 2023, it would be subject to minimal U.S. taxes in the year of repatriation.

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

In August 2023, Wynn Las Vegas repurchased $400.0 million aggregate principal amount of its 5 1/2% Senior Notes due 2025, at a price equal to 94% of the principal amount, plus accrued interest and an early tender premium of $20.0 million and the related fees and expenses, using cash held by Wynn Resorts.

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

The Company paid a cash dividend of $0.25 per share in each of the quarters ended June 30, 2023 and September 30, 2023 and recorded $28.5 million and $28.2 million, respectively, against accumulated deficit.

On November 9, 2023, the Company declared a cash dividend of $0.25 per share, payable on November 30, 2023 to stockholders of record as of November 20, 2023.

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

In April 2016, our Board of Directors has authorized an equity repurchase program of up to $1.00 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We repurchased 596,948 shares of our common stock at an average price of $94.11 per share, for an aggregate cost of $56.2 million under this equity repurchase program during the three and nine months ended September 30, 2023. As of September 30, 2023, we had $572.7 million in repurchase authority remaining under the program.

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

Contractual Commitments

During the nine months ended September 30, 2023, except as described below, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

During the nine months ended September 30, 2023, our fixed interest rate long-term debt obligations decreased by a net amount of $300.0 million, as a result of $1.20 billion in long-term debt issuances, net of $1.50 billion in debt repayments. Additionally, our annual fixed interest payments are expected to increase $2.2 million in 2023, $1.3 million in 2024, $52.5 million in 2025, $69.8 million in each of 2026 and 2027, and $166.2 million thereafter, primarily as a result of the issuance of the WRF 2031 Senior Notes and the WML Convertible Bonds and the repurchase of the tendered 2025 WRF Senior Notes, the tendered 2025 Wynn Las Vegas Senior Notes, and the 2023 Wynn Las Vegas Senior Notes, each as described above.

As of September 30, 2023, our other commitments are expected to increase $7.5 million in 2023, $32.5 million in 2024, and $13.9 million in 2025.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as described below, there have been no significant changes to these policies for the nine months ended September 30, 2023:

WML Convertible Bond Conversion Option Derivative

On March 7, 2023, WML completed the Offering of the WML Convertible Bonds. The Company determined that the conversion feature contained within the WML Convertible Bonds is not indexed to WML's equity and, as such, is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative (the "WML Convertible Bonds Conversion Option Derivative"). In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative will be reported at fair value as of the end of each reporting period, with changes recognized in the statements of operations.

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

Interest Rate Sensitivity

As of September 30, 2023, approximately 25% of our long-term debt was based on variable rates. Based on our outstanding borrowings as of September 30, 2023, an assumed 100 basis point increase and decrease in the applicable variable rates would have caused our annual interest expense to change by $23.1 million.

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

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of the debt issued by WML is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of September 30, 2023, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $45.5 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to those risk factors during the nine months ended September 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2023 to July 31, 2023	982	$106.98	—	$628,841
August 1, 2023 to August 31, 2023	23,871	$103.81	—	$628,841
September 1, 2023 to September 30, 2023	598,564	$94.13	596,948	$572,663
(1) Shares purchased in July 2023, August 2023, and September 2023 include 982, 23,871, and 1,616 shares, respectively, purchased in satisfaction of employee tax withholding obligations on vested restricted stock relating to our stock incentive plans. Refer to Note 12 to our Consolidated Financial Statements included in our 2022 Form 10-K for additional details on our stock incentive plans.
(2) On April 20, 2016, the Company announced that the Board of Directors authorized an equity repurchase program of up to $1.0 billion of our common stock, with no expiration. Under the program, repurchases may be made at the discretion of the Company from time to time on the open market or in privately negotiated transactions. The Company is not obligated to make any repurchases, and the repurchase program may be discontinued at any time. Any shares acquired are held as treasury shares and available for general corporate purposes.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

On June 2, 2023, Craig S. Billings, Director and Chief Executive Officer, Wynn Resorts, Limited, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) under the Exchange Act. The plan covers the exercise of up to 10,902 employee stock options and the sale of shares of common stock acquired upon exercise of such options, as well as the sale of up to 8,333 shares of the Company's common stock at an established limit price. The plan expires on the earlier of the date all the shares under the plan are sold and August 9, 2024.

Except as disclosed above, none of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2023.

Item 6. Exhibits
(a)Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)
3.2	Ninth Amended and Restated Bylaws of the Registrant. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 28, 2020.)
*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three and nine months ended September 30, 2023 and 2022; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: November 9, 2023	By:	/s/ Julie Cameron-Doe
Julie Cameron-Doe
Chief Financial Officer
(Principal Financial and Accounting Officer)