Form 10-K
period 2023-12-31
WYNN RESORTS LTD
filed 2024-02-23
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(702) 770-7555
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	WYNN	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates based on the closing price per share as reported on the Nasdaq Global Select Market on June 30, 2023 was approximately $10.97 billion.
As of February 14, 2024, 112,078,263 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Our Company

Wynn Resorts, Limited ("Wynn Resorts," "Wynn," or together with its subsidiaries, "we" or the "Company") is a preeminent designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming, all supported by an unparalleled focus on our guests, our people, and our community. We believe that our extensive design and operational experience across numerous gaming jurisdictions provides us with a distinct advantage over other gaming enterprises.

Through our approximately 72% ownership of Wynn Macau, Limited ("WML"), we operate two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas and Encore at Wynn Las Vegas, which we also refer to as our Las Vegas Operations. In Everett, Massachusetts, we operate Encore Boston Harbor, an integrated resort. In addition, we hold an approximately 97% interest in Wynn Interactive Ltd. ("Wynn Interactive"), which operates WynnBET, our digital sports betting and casino gaming business. Additionally, the Company has a 40% equity interest in Island 3 AMI FZ-LLC, an unconsolidated affiliate, which is currently constructing an integrated resort property ("Wynn Al Marjan Island") in Ras Al Khaimah, United Arab Emirates.

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

Central to our strategy is the construction of, and regular reinvestment in, world-class integrated resorts. These activities are led by our in-house design, development, and construction subsidiary and its senior management team, which has significant experience across all major design and construction disciplines. In addition, we believe superior customer service is the best marketing strategy to attract customers and drive repeat visitation to our resorts. Human resources and staff training are essential to ensuring our employees are prepared to provide the luxury service that our guests expect. We have been successful in attracting a wide range of premium guests both domestically and internationally. Part of this strategy includes leveraging our marketing team across various branch offices located internationally to connect with and build relationships with our customers. We continually evaluate our offerings and service levels, and as a result, have made and expect to continue to make enhancements and refinements to our resorts.

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

Executing on Our Strategy

Reflecting our strategic focus, our values, and our commitment to delivering world-class, five-star service within luxury integrated resorts, the Company has received the following recognition:

•Collectively, Wynn Resorts earned 22 Forbes Travel Guide Five-Star awards in 2024, more than any other independent hotel company in the world.

•Wynn Resorts was once again honored to be included on FORTUNE Magazine's 2024 World's Most Admired Companies list in the hotel, casino, and resort category and ranked first overall in the category of Quality of Products/ Services among all international hotel companies.
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

Wynn Palace

We opened Wynn Palace in August 2016, on Macau's Cotai Strip, conveniently located minutes from both Macau International Airport and the Macau Taipa Ferry Terminal and directly adjacent to a stop serviced by Macau's light rail system. The property features approximately 468,000 square feet of casino space with 304 table games and 554 slot machines, as well as private gaming salons and sky casinos. Wynn Palace also features a luxury hotel tower with a total of 1,706 guest rooms, suites, and villas, offering a health club, spa, salon, and pool. In addition, Wynn Palace offers 14 food and beverage outlets, approximately 107,000 square feet of high-end, brand-name retail space, and approximately 37,000 square feet of meeting and convention space. The property's signature public attractions and entertainment offerings include a performance lake, an immersive entertainment center, Western and Asian art displays, and a gondola ride offering convenient street-level access.

We are in the design stages of developing the next phase of Wynn Palace. We currently expect that the next phase at Wynn Palace will incorporate an array of amenities such as theater and event space, food and beverage features, and other non-gaming offerings.

Wynn Macau

We opened Wynn Macau in September 2006, and Encore, an expansion of Wynn Macau, in April 2010. Located in the heart of downtown Macau, the property features approximately 294,000 square feet of casino space with 259 table games and 530 slot machines, as well as private gaming salons, sky casinos, and a poker room. Wynn Macau also features two luxury hotel towers with a total of 1,010 guest rooms and suites, offering two health clubs, two spas, a salon and a pool. In addition, Wynn Macau offers 14 food and beverage outlets, approximately 64,300 square feet of high-end, brand-name retail space, and approximately 31,000 square feet of meeting and convention space. Wynn Macau's signature attractions include a performance lake and a rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "tree of prosperity" and "dragon of fortune" features.

Las Vegas Operations

We opened Wynn Las Vegas in April 2005 and Encore, an expansion of Wynn Las Vegas, in December 2008. Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. The property features approximately 194,000 square feet of casino space with 232 table games and 1,621 slot machines, as well as private gaming salons, a sky casino, a poker room, and a race and sports book. Wynn Las Vegas also features two luxury hotel towers with a total of 4,748 guest rooms, suites, and villas, which offers swimming pools, private cabanas, two full service spas and salons, and a wedding chapel. In addition, Wynn Las Vegas offers 34 food and beverage outlets, approximately 177,000 square feet of high-end, brand-name retail space, approximately 513,000 square feet of meeting and convention space, and a golf course. Our nightlife and entertainment offerings at Wynn Las Vegas include two nightclubs and a beach club, and two theaters presenting an exclusive theatrical production and various headliner entertainment act.

Encore Boston Harbor

On June 23, 2019, we opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The property features approximately 210,000 square feet of casino space with 183 table games, 24 poker tables and approximately 2,633 slot machines, private and high-limit gaming areas, and a sports book. Encore Boston Harbor also features a luxury hotel tower with a total of 671 guest rooms and suites, which offers a spa and salon. In addition, Encore Boston Harbor offers 14 food and beverage outlets and a nightclub, approximately 8,186 square feet of retail space, and approximately 71,000 square feet of meeting and convention space. Public attractions include a waterfront park, floral displays, and water shuttle service to downtown Boston.

Future Development Projects

In January 2022, we, along with Al Marjan Island and RAK Hospitality, announced plans for the development and management of Wynn Al Marjan Island, a destination integrated resort property in the Emirate of Ras Al Khaimah, United Arab Emirates. Wynn Al Marjan Island, which is currently under construction, is anticipated to be completed and open to the public in 2027, featuring an over 1,500-room hotel, luxury villas, a high-end shopping mall, a state-of-the-art meeting and convention facility, an exclusive spa, more than 10 restaurants and lounges, a wide array of entertainment choices, a gaming area (subject to regulatory approval), and other amenities. The planned integrated resort will leverage Wynn Resorts' expertise in developing and operating luxury hospitality destinations, and is expected to create substantial value to the local economy by accelerating tourism, creating jobs, and contributing to the growth of related sectors.

The Company is currently constructing a phased development adjacent to Encore Boston Harbor, which will include a theater, entertainment venues, gaming facilities, food and beverage facilities, and a parking garage. We anticipate this development opening to the public in 2026.

Wynn Interactive

In August 2023, the Company announced its decision to close WynnBET, Wynn Interactive’s digital sports betting and casino gaming business, in jurisdictions other than New York, Massachusetts, and Michigan, and in January 2024 the Company announced its decision to close WynnBET in Massachusetts. In February 2024, the Company entered into an asset purchase agreement providing for the transfer and assignment of Wynn’s market access rights and related obligations in Michigan to Caesars Entertainment, Inc., and separately, signed an equity purchase agreement for the sale of WSI US, LLC, Wynn Interactive’s domestic operating subsidiary, which includes the Company’s gaming license in New York, to Penn Entertainment, Inc.; in each case, subject to certain customary closing conditions.

Market and Competition

The casino resort industry is highly competitive. We compete with other high-quality resorts on the basis of the range of amenities, level of service, price, location, entertainment, themes and size, among other factors. We seek to differentiate our integrated resorts by delivering superior design and customer service.

Macau

Macau, located in the Greater Bay Area, is governed as a special administrative region of China and is located approximately 37 miles southwest of Hong Kong. The journey between Macau and Hong Kong takes approximately 15 minutes by helicopter, 30 minutes by road via the Hong Kong-Zhuhai-Macau Bridge, and one hour by jetfoil ferry. Macau, which has been a casino destination for more than 60 years, consists principally of a peninsula on mainland China and two neighboring islands, Taipa and Coloane, between which the Cotai area is located. In addition to Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), SJM Resorts, S.A. ("SJM"), Galaxy Casino, S.A. ("Galaxy"), Venetian Macau, S.A. ("Venetian Macau"), Melco Resorts (Macau) Limited ("Melco"), and MGM Grand Paradise Limited ("MGM Macau") are permitted to operate casinos in Macau, with a total of 30 casinos currently in operation.

Both the Macau gaming market and visitation to Macau grew significantly from liberalization in 2002 up until the outbreak of COVID-19, but fell meaningfully from early 2020 to December 2022 due to certain border control and other travel related restrictions as a result of the pandemic. Over the course of December 2022 and January 2023, Macau authorities eliminated these COVID-19 related protective measures. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, visitation to Macau in 2023 increased 394.9% and decreased 28.4% as compared to 2022 and 2019, respectively.

We believe that the Macau region hosts one of the world's largest concentrations of potential gaming and tourism customers. According to Macau Statistical Information, annual gaming revenues were $36.5 billion in 2019, before falling to $7.6 billion in 2020, $10.8 billion in 2021, and $5.3 billion in 2022, due to various quarantine measures and travel and entry restrictions and conditions since the outbreak of COVID-19, and increased to $22.7 billion in 2023, due to Macau authorities eliminating COVID-19 related protective measures over the course of December 2022 and January 2023. We continue to believe that Macau's stated goal of becoming a world-class tourism destination will continue to drive additional visitation to the market and create future opportunities for us to invest and grow.

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

Las Vegas Strip gaming revenues increased significantly during the year ended December 31, 2023 due to increases in gaming volumes and visitation to the Las Vegas Strip. According to statistics published by the Nevada Gaming Control Board, Las Vegas Strip total gaming win was $8.9 billion in 2023, a 7.4% increase from $8.3 billion in 2022. According to the Las Vegas Convention and Visitors Authority, overall Las Vegas visitor volume was 40.8 million in 2023, a 5.2% increase from 38.8 million in 2022. Occupancy on the Las Vegas Strip increased 5.6% (on an absolute basis) to 86.2%, from 81.6% in 2022.

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

Massachusetts

Massachusetts and its neighboring states of Connecticut and Rhode Island are host to a large, established casino market that generated approximately $3.0 billion of gross gaming revenue in each of the years ended December 31, 2023 and 2022. The greater Boston metropolitan area is the largest population center in New England, with a population of approximately 5 million residents.

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

As a casino concessionaire, Wynn Macau SA is subject to the regulatory control of the Macau government. The Macau government has adopted Laws and Administrative Regulations governing the operation of casinos in Macau. Only concessionaires are permitted to operate casinos. Each concessionaire was required to enter into a concession agreement with the Macau government which, together with the Law and Administrative Regulations, form the framework for the regulation of the activities of the concessionaire.

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

Under the Gaming Concession Contract, Wynn Macau SA provided a first demand bank guarantee of MOP1.00 billion (approximately $124.2 million) in favor of the Macau government to support Wynn Macau SA’s legal and contractual obligations, from January 1, 2023 until one hundred and eighty days after the term of the Gaming Concession Contract expires or the rescission of the concession.

Pursuant to the Gaming Concession Contract and applicable Macau laws, Macau government may rescind the gaming concession if Wynn Macau SA fails to fulfill its obligations under the Macau law or the Gaming Concession Contract, including in the circumstances of (i) endangerment to the national security of mainland China or Macau, (ii) failure on the part of Wynn Macau SA to perform its obligations under the Gaming Concession Contract, (iii) public interest, and (iv) Wynn Macau SA ceasing to be eligible for the gaming concession under the Macau gaming law. If the Macau government rescinds the Gaming Concession Contract due to Wynn Macau SA’s non-fulfilment, or perceived non-fulfillment, of its obligations, Wynn Macau SA will be required to transfer to the Macau government, free from any encumbrance or lien and without compensation, all of its casinos, gaming assets and equipment and ownership rights to its casino areas in Macau. Beginning in the eighth year of Wynn Macau SA’s concession, the Macau government may exercise its right to redeem the concession by providing Wynn Macau SA with at least one-year prior written notice. In such event, Wynn Macau SA would be entitled to fair and equitable compensation pursuant to the Macau gaming law. The amount of such compensation relating to the projects agreed with the Macau government would be determined based on the earnings of these projects, before interest, depreciation and amortization for the fiscal year immediately preceding the date the redemption is declared, multiplied by the number of years remaining on the term of the Gaming Concession Contract. The government of Macau may assume temporary custody and control over the operation of a concession in certain circumstances. During any such period, the costs of operations must be borne by the concessionaire.

Wynn Macau SA is required to obtain prior approval from the relevant Macau authorities or officials for various corporate changes and actions, including expansion of its business scope, issuance of shares, transfer of or creation of any encumbrances over its shares, issuance of debt securities, change of its managing director or the authority delegated thereto, change of its articles of association, certain transfers of property rights and creditor’s rights, entering into a consumer loan contract or similar contract with a value equal to or exceeding MOP100.0 million (approximately US$12.4 million), and granting of a loan to any of its directors, shareholders or key employees. Wynn Macau SA is required to notify the Macau government of certain other changes, including any loan, mortgage, claim for obligation, guarantee or the assumption of any debt for financing its business with a value that equals to or exceeds MOP16.0 million (approximately US$2.0 million). In particular, Wynn Macau SA is required to notify the Chief Executive of Macau at least five working days in advance prior to making financial decisions (i) related to the transfer of funds within Wynn Macau SA which exceeds 50% of its share capital, (ii) related to employee salaries, remuneration or benefits which exceed 10% of its share capital, and (iii) not related to above items (i) and (ii), whose value exceeding 10% of its share capital.

Pursuant to the Gaming Concession Contract, Wynn Macau SA is required to submit to the Macau government an annual execution proposal of the specific projects mentioned in the Investment Plan annexed to the Gaming Concession Contract which it intends to execute in the following year by September 30, of each calendar year, detailing each project it intends to invest, the investment amount and the execution schedule for the relevant year for the purpose of government approval. Within 60 days after submission of each annual execution proposal, the Macau government will decide on its approval, and may request adjustments to specific projects, the investment amount and the execution schedule. If any of our annual execution proposals or parts thereof are not approved by the Macau government, Wynn Macau SA is obliged to propose allocating the relevant funds to other projects related with its activity, which are also subject to acceptance by the Macau government, while the total investment amount will remain unchanged. The annual execution proposals for the year 2023 and the year 2024 were previously submitted in March 2023 and September 2023, respectively, and thereafter approved by the Macau government. Wynn Macau SA is required to submit a report on the execution of the previous year’s execution proposal by March 31st of each calendar year. In addition, Wynn Macau SA is subject to the supervision of the Macau government as regards the execution of development projects included in the Investment Plan, and Wynn Macau SA must submit regular progress reports every two months, and may be requested to submit exceptional detailed reports whenever the normal progress of any development project included in the Investment Plan is compromised.

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

The NGC may, in its discretion, require the owner of any debt or similar securities of a registered public company, to file applications, be investigated and be found suitable to own the debt or other securities of the registered company if the NGC has reason to believe that such ownership would otherwise be inconsistent with Nevada's declared public policies. If the NGC decides that a person is unsuitable to own the securities, then under the Nevada Act, the registered public company can be sanctioned, including the loss of its approvals if, without the prior approval of the NGC, it:

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

Under the Massachusetts Gaming Act, the MGC is charged with "establishing the financial stability and integrity of gaming licensees, as well as the integrity of their sources of financing" this includes the licensure or qualification of certain persons with a financial interest in a gaming licensee or in a gaming establishment. The Gaming Act requires licensure of anyone with a financial interest in a gaming establishment, or with a financial interest in the business of the gaming licensee or who is a close associate of a gaming licensee. While the Gaming Act and MGC’s regulations contain exemptions for certain financial institutions and transactions, and generally focus on actual or beneficial ownership interests, the MGC retains significant discretion to require licensure of anyone with a financial interest in a gaming licensee or gaming establishment including any company holding over 15% of the licensee, or a holding, intermediary or subsidiary company of a licensee or of an individual that can exercise control or provide direction to a gaming licensee. Like its discretionary authority to require licensure, the MGC also has discretionary authority to grant a waiver from licensure to any person that cannot exercise control or provide direction to a gaming licensee or a holding, intermediary or subsidiary company thereof.

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

Human Capital

As of December 31, 2023, we had approximately 27,800 employees (including approximately 11,300 in Macau and 16,500 in the United States).

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

Our non-union employees are all eligible to participate in the Company paid health, vision, dental, life, prescription, and long-term disability insurance plans. The Company also provides employee paid supplemental life and accident insurance plans. In the U.S., to encourage employees to keep up with routine medical care and participate in its wellness program, the Company funds a health reimbursement account for participating employees. To help employees cover medical expenses pre-tax, the Company offers employees in the U.S. a flexible spending A\account. The Company also offers defined contribution retirement plans to its eligible employees, and a non-mandatory central provident fund scheme to eligible employees in Macau which includes contributions from employees and the employer.

Our collective bargaining agreement with the Culinary Workers Union, Local 226, and Bartenders Union, Local 165, which covers approximately 6,220 culinary, housekeeping, public area, and front services employees at Wynn Las Vegas, is effective from August 1, 2023 through November 30, 2028. Wynn Las Vegas entered into a collective bargaining agreement with the United Auto Workers Union ("UAW") effective August 28, 2021 through August 28, 2024, covering approximately 370 table games dealer employees. Wynn Las Vegas entered into a collective bargaining agreement with the International Brotherhood of Teamsters effective July 21, 2021 through July 21, 2024, covering approximately 160 horticulture and valet employees. Wynn Las Vegas entered into a collective bargaining agreement with the UAW effective from January 27, 2023 through January 27, 2027, covering approximately 70 slot attendant employees.

Our collective bargaining agreement with UNITE HERE Local 26 affiliated with UNITE HERE and International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers, Local 25, which covers approximately 1,400 employees at Encore Boston Harbor, expires on August 31, 2026. In October 2023, slot attendant employees at Encore Boston Harbor voted to be represented by UNITE HERE Local 26 under the terms of the existing Collective Bargaining Agreement. Effective as of July 2021, Encore Boston Harbor entered into a collective bargaining agreement with Local 103, International Brotherhood of Electrical Workers, AFL-CIO. The collective bargaining agreement covers approximately 110 maintenance employees at Encore Boston Harbor, and expires in June 2024. Effective as of August 2022, Encore Boston Harbor entered into a collective agreement with United Government Security Officers of America, Local 295. The collective bargaining agreement covers approximately 150 security officers at Encore Boston Harbor and expires in June 2025.

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

Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K based upon the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include, but are not limited to, information about our business strategy, development activities, competition and possible or assumed future results of operations throughout this report and are often preceded by, followed by or include the words "may," "will," "should," "would," "could," "believe," "expect," "anticipate," "estimate," "intend," "plan," "continue" or the negative of these terms or similar expressions.

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
•disruptions caused by, and the impact on regional demand for casino resorts and inbound tourism and the travel and leisure industry more generally from, events outside of our control, including an outbreak of an infectious disease (such as the COVID-19 pandemic), public incidents of violence, mass shootings, riots, demonstrations, extreme weather patterns or natural disasters, military conflicts, civil unrest, and any future security alerts or terrorist attacks;
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
•win rates for our gaming operations;
•construction and regulatory risks associated with our current and future construction projects or co-investments in such projects;
•any violations by us of various anti-money laundering laws or the Foreign Corrupt Practices Act;
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

Risks Related to our Business

Our business is particularly sensitive to reductions in discretionary consumer spending, and deterioration or a protracted extension of a negative macroeconomic environment, including an economic downturn or recession, could adversely impact our business, results of operations, financial condition and cash flows.

Our financial results are affected by the global and regional economies in which we have operations. Consumer demand for hotels, casino resorts, trade shows, conventions and the type of luxury amenities that we offer is particularly sensitive to downturns in the economies in which we operate, which could harm consumer confidence in the economy and adversely affect discretionary spending. Because a significant number of our customers come from the PRC, Hong Kong and Taiwan, the economic condition of Macau and its surrounding region, in particular, affects the gaming industry in Macau and our Macau Operations. As a result, changes in discretionary spending or consumer preferences brought about by factors such as perceived or actual negative general economic conditions, perceived or actual changes in disposable consumer income and wealth, inflationary pressures, economic recession, or changes in consumer confidence could reduce customer demand for the luxury amenities and leisure activities we offer and may negatively impact our results of operations.
Negative macroeconomic conditions, including inflationary pressures, relatively low levels of unemployment, and centralized efforts to control and mitigate the impact of those conditions, have led to a significant increase in interest rates, decreased consumer discretionary spending and disruption and volatility within the capital markets, and continue to present fiscal and monetary policy uncertainty. As a result, our gaming revenues, financial condition, results of operations and cash flows could be adversely affected by a further deterioration of the current macroeconomic environment, an economic slowdown or recession in the U.S. or global economy, or perception that any of these events may occur.

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
As discussed in Item 3—"Legal Proceedings" and Item 8—"Financial Statements and Supplementary Data," Note 18, "Commitments and Contingencies," the Company is subject to various investigations, litigation and other disputes related to our operations. These and any additional such matters that may arise in the future, even if routine, are expensive and divert management's attention from the operations of our businesses. In addition, improper conduct by our employees, agents or gaming promoters could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances, it may not be economical to defend against such matters and/or our legal strategy may not ultimately result in us prevailing in a matter. Investigations, litigation and other disputes have in the past, and may in the future, lead to additional scrutiny from regulators, which could lead to investigations relating to, and possibly a negative impact on, the Company's gaming licenses and the Company's ability to bid successfully for new gaming market opportunities. In addition, publicity from these matters have, or in the future, could negatively impact our business, reputation and competitive position and reduce investor demand for shares of Wynn Resorts and WML and negatively impact the trading prices of those respective shares.
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
Demand for our products and services may be negatively impacted by geopolitical tensions, visa and travel restrictions or difficulties, restrictions on international money transfers and other policies or campaigns implemented by regional governments.
Geopolitical tensions, notably with respect to international trade, including increases in tariffs and company and industry specific restrictions, in addition to changes in national security policies and other similar and geopolitical events, could cause economic disruption and adversely impact our business and results of operations. Various types of restrictions and sanctions have been placed by government agencies on targeted industries and companies which could potentially negatively impact the intended subject as well as other companies and persons sharing a common country of operations. These types of events have also caused significant volatility in the regional economies in which these restrictions and sanctions are imposed which may negatively impact discretionary consumer spending, disposable consumer income and wealth or changes in consumer confidence, and in turn, demand for our products and services, or worsen or exacerbate the impact of current negative macroeconomic conditions on our business and results of operations, as further described above.
In addition, policies adopted from time to time by governments, including any visa and travel restrictions or difficulties faced by our customers such as restrictions on exit visas for travelers requiring them or restrictions on visitor entry visas for the jurisdictions in which we operate, have and may in the future decrease the number of visitors to our properties from those affected places, including from the PRC, Hong Kong and Taiwan. It is not known when, or if, policies restricting visitation by PRC citizens will be put in place and such policies may be adjusted, without notice, in the future. Furthermore, anti-corruption campaigns may influence the behavior of certain of our customers and their spending patterns. Such campaigns, as well as monetary outflow policies, have specifically led to tighter monetary transfer regulations in a number of areas. These policies may affect and impact the number of visitors to our properties and the amount of money they are willing to spend on our products and services. The overall effect of these campaigns and monetary transfer restrictions may negatively affect our revenues, results of operations and cash flows.

Our business is particularly sensitive to the willingness of our customers to travel to and spend time at our resorts. Acts or the threat of acts of terrorism, outbreak of infectious disease, regional political events and developments in certain countries could cause severe disruptions in air and other travel and may otherwise negatively impact tourists' willingness to visit our resorts. Such events or developments have in the past and may in the future reduce the number of visitors to our facilities and have a material adverse effect on our business and financial condition, results of operations or cash flows.
We are dependent on the willingness of our customers to travel. Most of our revenue is from customers who travel to our properties. Acts of terrorism or concerns over the possibility of such acts have in the past disrupted, and may again severely disrupt, domestic and international travel, which has resulted, and could in the future result, in a decrease in customer visits to our properties. Regional conflicts could have a similar effect on domestic and international travel. Disruptions in air or other forms of travel as a result of any terrorist act, outbreak of hostilities, escalation of war or worldwide infectious disease outbreak have had, and could in the future have, a material and adverse effect on our business and financial condition, results of operations and cash flows. For example, the outbreak of COVID-19 in late 2019 resulted in steep declines in visitation to our properties, driven by the strong deterrent effect of the COVID-19 pandemic on travel and social activities and quarantine measures put in place in Macau and elsewhere. Although containment measures and restrictions were lifted throughout the U.S. by early 2022, several travel-related restrictions and conditions, including COVID-19 testing, entry restrictions, and other mitigation procedures, remained in effect until early 2023, and regional demand for casino resorts and inbound tourism to Macau still continues to recover. We cannot predict when, or even if, operations at our properties in Macau will return to pre-pandemic levels.
In addition, governmental action and uncertainty resulting from global political trends and policies of major global economies, including potential barriers to travel, trade and immigration, have reduced demand for hospitality products and services, including visitation to our resorts.
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
We are currently entirely dependent upon our Macau Operations, Las Vegas Operations and Encore Boston Harbor for all of our operating cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties or greater geographic diversification. The risks to which we have a greater degree of exposure include changes in local economic and competitive conditions; changes in local and state governmental laws and regulations, including gaming laws and regulations, and the way in which those laws and regulations are applied; natural and other disasters, including the potential effects of climate change such as severe storms, hurricanes, typhoons, rising sea levels, severe drought, or the outbreak of infectious diseases such as COVID-19; an increase in the cost of maintaining our properties; a decline in the number of visitors to Las Vegas, Macau or Boston; and a decrease in gaming and non-casino activities at our resorts. Certain of these factors or events, such as severe storms and infectious diseases such as COVID-19, have in the past negatively affected our results of operations, and any of these factors or events may in the future negatively affect our results of operations and our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.
We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.
We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. For example, WML's board of directors concluded not to recommend the payment of a dividend with respect to the years ended December 31, 2022, 2021 and 2020 due to the financial impact of the COVID-19 pandemic. The pace of recovery of our Macau Operations’ gaming business to pre-pandemic levels may continue to have an adverse effect on our subsidiaries' results of operations and their ability to pay dividends or distributions to us in the future.
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
General. The casino resort and hotel industry is highly competitive. Increased competition could result in a loss of customers which may negatively affect our cash flows and results of operations.
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
Las Vegas Operations and Encore Boston Harbor. Our Las Vegas Operations compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors. There are currently several large-scale integrated resort projects either recently completed or under development in the vicinity of our Las Vegas Operations, which may present increased competition in the future. Wynn Las Vegas also competes with other casino resort and hotel facilities in other cities. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization or expansion of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers away from Wynn Las Vegas. Encore Boston Harbor competes with other casinos in the northeastern United States. Additional competition in the northeast region as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes may harm our business. As competing properties and new markets are opened, our operating results may be negatively impacted.
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

We may not realize the anticipated benefits of our new projects, or co-investments in new projects. Construction projects are subject to development and construction risks, and being a co-investor in new projects decreases our ability to manage risks, which could have an adverse effect on our financial condition, results of operations or cash flows.
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
To the extent we conduct the development of new projects or engage in new strategies through investments in entities alongside other co-investors (as is the case with Wynn Al Marjan Island, in which we own a 40% equity interest), our expected return on our investment may be limited by our inability to exercise control over certain strategic and operations decisions that may influence the success of the venture. Furthermore, the occurrence of risks that adversely affect the businesses of our co-investors or our unconsolidated affiliates could reduce the value of our investments, impair their ability to make future distributions or pay management fees to us, or require that we make additional capital contributions to them. Inherent limitations on our ability to exercise control over such ventures may limit our ability to directly manage these risks.
In addition, investments with other investors involve risks such as the possibility that a co-investor might become bankrupt or not have the financial resources to meet its obligations, have economic or business interests or goals that are inconsistent with our business interests or goals, or take action contrary to our policies or objectives. Consequently, actions by a co-investor might subject the properties or businesses owned by such entities to additional risk. Further, we may be unable to take action without the approval of our co-investors, or our co-investors could take actions binding on the property without our consent. Additionally, should a co-investor become bankrupt, we could become liable for its share of liabilities.
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
Any violation of applicable anti-money laundering laws and regulations, the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws, or resulting sanctions and penalties could adversely affect our business, performance, prospects, value, financial condition, and results of operations.
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
Further, we have operations, and a significant portion of our revenue is derived outside of the United States. We are therefore subject to regulations imposed by the FCPA and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to such laws and regulations. The Office of Foreign Assets Control and the U.S. Department of Commerce administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations, and individuals. Failure to comply with these laws and regulations could increase our cost of operations, reduce our profits, or otherwise adversely affect our business, financial condition, and results of operations.
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
We rely on information technology and other systems (including those maintained by third parties with whom we contract to provide data services) to maintain and transmit large volumes of customer financial information, credit card settlements, credit card funds transmissions, mailing lists, reservation information, and other personally identifiable information. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The systems and processes we have implemented to protect customers, employees and company information are subject to the ever-changing risk of compromised security. Attempts by others to gain unauthorized access to information technology and other systems and the data contained therein are becoming increasingly sophisticated and difficult to anticipate and prevent. As a result, we face cybersecurity risks including cyber and physical security breaches, system failure, phishing attacks, computer viruses, worms, ransomware, malicious software programs and negligent or intentional misuse by customers, company employees, or employees of our third-party information system service providers. The steps we take to deter, detect, and mitigate these risks may not be successful. Cybercriminals, including hackers and those working in the capacity of State actors or on behalf of a cybercrime group, may circumvent security measures, and our insurance coverage for protecting against claims, liability and damages caused by cybersecurity risks and incidents, including those related to third-party information system service providers, may not be sufficient. Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties' information security operations.
Despite the security measures we currently have in place, our facilities and systems and those of our third-party information system service providers may be vulnerable to security breaches, acts of vandalism, phishing attacks, computer viruses, worms, ransomware, malicious software programs, misplaced or lost data, programming or human errors and other events. Cyber-attacks are becoming increasingly more difficult to anticipate, prevent and detect due to their rapidly evolving nature and, as a result, the technology we use to protect our systems from being breached or compromised could become outdated due to advances in computer capabilities or other technological developments.
We have experienced data security incidents in the past, and expect to experience additional incidents in the future; however, to date no such incidents have been material to our business, operating results, or financial condition. Any future perceived or actual electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third-party information system service provider, could disrupt our business, damage our reputation and our relationships with our customers or employees, expose us to risks of litigation, significant fines and penalties and liability, result in the deterioration of our customers' and employees' confidence in us, and adversely affect our business, results of operations and financial condition. Since we do not control third-party information system service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, any perceived or actual unauthorized disclosure of personally identifiable information regarding our employees, customers or website visitors could harm our reputation and credibility and reduce our ability to attract and retain employees and customers. As these threats develop and grow, we may find it necessary to make significant further investments to protect data and our infrastructure, including the implementation of new computer systems or upgrades to existing systems, deployment of additional personnel and protection-related technologies, engagement of third-party consultants, and training of employees. The future occurrence of any of the cyber incidents described above could have a material adverse effect on our business, results of operations and cash flows.
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
The success of our operations in Macau will be affected by our success in hiring and retaining employees. We compete with a large number of casino resorts in Macau for a limited number of qualified employees. In addition, only Macau residents are eligible for the majority of positions within the casino including dealers and other gaming staff. Competition for these individuals in Macau has increased and is expected to continue for the foreseeable future. We seek employees from outside Macau to adequately staff our resorts where permitted and certain local policies affect our ability to import labor in certain job classifications. We coordinate with the labor and immigration authorities to ensure our labor needs are satisfied, but cannot be certain that we will be able to recruit and retain a sufficient number of qualified employees for our Macau Operations or that we will be able to obtain required work permits for those employees. If we are unable to obtain, attract, retain and train skilled employees, our ability to adequately manage and staff our existing and planned casino and resort properties and operations in Macau could be impaired, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Pursuant to the Gaming Concession Contract and applicable Macau laws, the Macau government may rescind the gaming concession if Wynn Macau SA fails to fulfill its obligations under the Macau law or the Gaming Concession Contract, including in the circumstances of (i) endangerment to the national security of mainland China or Macau, (ii) failure on the part of Wynn Macau SA to perform its obligations under the Gaming Concession Contract, (iii) public interest, and (iv) Wynn Macau SA ceasing to be eligible for the gaming concession under the Macau gaming law. If the Macau government rescinds the Gaming Concession Contract due to the Wynn Macau SA’s non-fulfilment, or perceived non-fulfillment, of its obligations, Wynn Macau SA will be required to transfer to the Macau government, free from any encumbrance or lien and without compensation, all of its casinos, gaming assets and equipment and ownership rights to its casino areas in Macau. Beginning in the eighth year of Wynn Macau SA’s concession, the Macau government may exercise its right to redeem the concession by providing Wynn Macau SA with at least one-year prior written notice. In such event, Wynn Macau SA would be entitled to fair and equitable compensation pursuant to the Macau gaming law. The amount of such compensation relating to the projects agreed with the Macau government would be determined based on the earnings of these projects, before interest, depreciation and amortization for the fiscal year immediately preceding the date the redemption is declared, multiplied by the number of years remaining on the term of the Gaming Concession Contract. Wynn Macau SA is currently in its second year of concession. The loss of our concession would prohibit us from conducting gaming operations in Macau, which would have a material adverse effect on our business and financial condition.
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
Wynn Macau, Limited, an indirect majority owned subsidiary of Wynn Resorts and the developer, owner and operator of Wynn Macau and Wynn Palace, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited in October 2009. As of December 31, 2023, Wynn Resorts owns approximately 72% of Wynn Macau, Limited's ordinary shares of common stock. As a result of Wynn Macau, Limited having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of Wynn Macau, Limited may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of Wynn Macau, Limited. Decisions that could have different implications for Wynn Resorts and Wynn Macau, Limited, including contractual arrangements that we have entered into or may in the future enter into with Wynn Macau, Limited, may give rise to the appearance of a potential conflict of interest.
The Macau government has established a maximum number of gaming tables that can be operated in Macau and has limited the number of new gaming tables at new gaming areas in Macau.
As of December 31, 2023, we had a total of 304 table games at Wynn Palace and 259 at Wynn Macau approved by the Macau's DICJ. We are approved by the Macau government to operate 570 gaming tables and 1,100 gaming machines at our Macau Operations currently. The mix of table games in operation at Wynn Palace and Wynn Macau changes from time to time as a result of marketing and operating strategies in response to changing market demand and industry competition. Failure to shift the mix of our table games in anticipation of market demands and industry trends may negatively impact our operating results.

Risks Related to Share Ownership and Stockholder Matters
Certain stockholders are able to exert significant influence over our operations and future direction.
As of December 31, 2023, Elaine P. Wynn owned approximately 8.54% of our outstanding common stock. As a result, Elaine P. Wynn may be able to exert influence over all matters requiring our stockholders' approval, including the approval of significant corporate transactions. On August 3, 2018, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Elaine P. Wynn regarding the composition of the Company's Board of Directors and certain other matters, including, among other things, the appointment of Mr. Philip G. Satre to the Company's Board of Directors, standstill restrictions, releases, non-disparagement and reimbursement of expenses. The term of the Cooperation Agreement expires on the date that Phil Satre no longer serves as Chair of the Board, unless earlier terminated pursuant to the circumstances described in the Cooperation Agreement.
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
We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2023, we had total outstanding debt of approximately $11.83 billion. We may incur additional indebtedness in connection with the construction of future development projects or major capital enhancement at our existing properties. See Item 1—Business "Our Resorts."
Failure to meet our payment obligations or other obligations could result in acceleration of our indebtedness, foreclosure upon our assets that serve as collateral or bankruptcy and trigger cross defaults under other agreements. Servicing our indebtedness requires a substantial portion of our cash flow from our operations and reduces the amount of available cash to fund working capital and other cash requirements or pay for other capital expenditures. We may not be able to obtain additional financing, if needed. The applicable rates with respect to a portion of the interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase as market interest rates increase.
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Wynn Resorts’ information security program is designed to preserve the accuracy and integrity of all forms of information processed by us and to protect such information, including our employees' and guests' personally identifiable information and information related to our operations, from misuse, loss, or theft. Our information security program is founded on principles and standards of the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity issued by the U.S. government.

The Chief Information Security Officer ("CISO") works closely with the Chief Information Officer and the Chief Privacy Counsel to collectively manage our global information security, information technology and data privacy programs. The Company's information security program includes a robust set of controls and safeguards for the systems, applications, and databases of the Company and of its third-party vendors. The CISO manages the information security program and sets annual targets and security objectives. The program includes regular risk assessments and recurring internal and external audits to assess the program’s maturity and effectiveness. The results of these assessments and audits help inform decisions to make program adjustments and ensure that the program’s security objectives are effective and up to date. Additional features of our cybersecurity program include security controls, such as firewalls and intrusion detection systems; data loss prevention tools; penetration testing of network, cloud, and application platforms; security assessments of our third-party vendors; and security awareness education for our employees and specialized training for our information security specialists.

We have implemented security monitoring capabilities, designed to alert us to suspicious activity and have developed an incident response program that includes periodic coordinated response exercises designed to restore business operations as quickly and as orderly as possible in the event of a breach. In the event of cyber incident which may be considered "material" under the SEC's disclosure rules, Wynn Resorts has established a separate committee comprised of the General Counsel, the Chief Financial Officer, the Chief Privacy Counsel, and the CISO. The Materiality Committee is responsible for determining whether a cyber incident, or series of incidents, is "material" and requires disclosure under Item 1.05 of Form 8-K as well as informing the Board of Directors about the incident from a risk oversight perspective.

The Board of Directors oversees risks relating to cybersecurity. The CISO presents to the Board of Directors on a quarterly basis and the results of the risk assessments and audits on at least an annual basis. These reports also include detailed updates on the Company’s performance preparing for, preventing, detecting, responding to, and recovering from cyber incidents. The CISO has overseen the Company’s information security program for the last 15 years. He holds a Bachelor of Arts degree in Business Administration, and has over 30 years’ total experience in the information technology and security field, including various leadership roles before joining Wynn Resorts. In addition, he holds several industry technical certifications in information security, network engineering, systems engineering, database management, application development, and security intrusions.

Failure of our information security program to prevent or detect a cyber incident could result in the compromise of Company and customer information, reputational damage, and/or financial loss. During the periods covered by this report, we did not experience any material cyber incidents and the expenses we incurred from cyber incidents were immaterial. While prior incidents have not had a material impact on us, future incidents could have a material adverse effect on our business, results of operations and cash flows. For additional information about our cybersecurity risks, see "System failure, information leakage and the cost of maintaining sufficient cybersecurity could adversely affect our business" in Item 1A — "Risk Factors."

Item 2. Properties

The following table presents our significant land holdings. We own or have obtained the right to use these properties. We also own or lease various other improved and unimproved properties which may be used for development projects.

Property	Approximate Acres	Location

Macau Operations(1)
Wynn Palace	51	Located in the Cotai area of Macau.
Wynn Macau	16	Located in downtown Macau's inner harbor.
	67

Las Vegas Operations
Wynn Las Vegas (main parcel)	75	Located at the intersection of Las Vegas Boulevard and Sands Avenue.
Golf course land(2)	128	Located adjacent to Wynn Las Vegas.
Meeting and Convention Expansion	12	Located adjacent to Wynn Las Vegas.
Employee parking lot and office building	18	Located across Sands Avenue.
Office building	5	Located adjacent to golf course land.
	238

Encore Boston Harbor(3)	34	Located in Everett, Massachusetts, adjacent to Boston along the Mystic River.

Other(4)	96	Located in Las Vegas, Nevada, and Everett, Massachusetts.
(1)The government of Macau owns most of the land in Macau. In most cases, private interests in real property located in Macau are obtained through long-term leases known as concessions and other grants of rights to use land from the government. Wynn Palace and Wynn Macau are built on land leased under land concession contracts each with terms of 25 years from May 2012 and August 2004, respectively, which may be renewed with government approval for successive periods.
(2)We own approximately 834 acre-feet of permitted and certificated water rights, which we use to irrigate the golf course. We also own approximately 151.5 acre-feet of permitted and certificated water rights for commercial use. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights.
(3)Subject to a triple-net lease with an initial term of 30 years, with one 30-year renewal option.
(4)Includes approximately 38 acres of land on the Las Vegas Strip directly across from Wynn Las Vegas, and approximately 52 acres of land adjacent to Encore Boston Harbor in Everett, Massachusetts. This land may be used for future development. In addition, includes approximately 6 acres of land adjacent to Encore Boston Harbor in Everett, Massachusetts, upon which the Company is currently constructing a phased development which will include a theater, entertainment venues, gaming facilities, food and beverage facilities, a parking garage, and a pedestrian bridge to Encore Boston Harbor.

Item 3. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company's legal proceedings see Item 8—"Financial Statements and Supplementary Data," Note 18, "Commitments and Contingencies—Litigation" in this Annual Report on Form 10-K, which is incorporated herein by reference, and Item 1A—"Risk Factors" in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our outstanding common stock trades on the Nasdaq Global Select Market under the symbol "WYNN."

Holders

There were approximately 159 holders of record of our common stock as of February 14, 2024. This number does not include an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company during the three months ended December 31, 2023:

For the Month Ended	Number of Shares Repurchased(1)(2)	Weighted Average Price Paid Per Share	Shares Repurchased as Part of a Publicly Announced Program(2)	Approximate Dollar Value Remaining Under the Program (in thousands)
October 1, 2023 to October 31, 2023	408,562	$88.53	406,304	$536,704
November 1, 2023 to November 30, 2023	609,622	$86.48	590,796	$485,704
December 1, 2023 to December 31, 2023	614,615	$85.49	612,525	$433,359
(1)Shares purchased in October 2023, November 2023, and December 2023 include 2,258, 18,826 and 2,090 shares, respectively, purchased in satisfaction of employee tax withholding obligations on vested restricted stock relating to our stock incentive plans. Refer to Note 13, "Stock-Based Compensation" for additional details on our stock incentive plans.
(2)In April 2016, the Company announced that the Board of Directors authorized an equity repurchase program of up to $1.0 billion of our common stock, with no expiration. Under the program, repurchases may be made at the discretion of the Company from time to time on the open market or in privately negotiated transactions. The Company is not obligated to make any repurchases, and the repurchase program may be discontinued at any time. Any shares acquired are held as treasury shares and available for general corporate purposes.

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500") and the Dow Jones US Gambling Index. The performance graph assumes that $100 was invested on December 31, 2018 in each of the Company's common stock, the S&P 500 and the Dow Jones US Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Discussion of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Overview

We are a designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming, all supported by an unparalleled focus on our guests, our people, and our community. Through our approximately 72% ownership of Wynn Macau, Limited ("WML"), our concessionaire Wynn Resorts (Macau) S.A. ("Wynn Macau SA") operates two integrated resorts in the Macau Special Administrative Region ("Macau") of the People's Republic of China ("PRC"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas. Additionally, we are a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). We refer to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as our Las Vegas Operations. In Everett, Massachusetts, we operate Encore Boston Harbor, an integrated resort. We also hold an approximately 97% interest in, and consolidate, Wynn Interactive Ltd. ("Wynn Interactive"), through which we operate online sports betting, gaming, and social casino businesses. Additionally, the Company has a 40% equity interest in Island 3 AMI FZ-LLC, an unconsolidated affiliate, which is currently constructing an integrated resort property ("Wynn Al Marjan Island") in Ras Al Khaimah, United Arab Emirates.

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

Results of Operations

Summary annual results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Year Ended December 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues	$6,531,897	$3,756,825	$2,775,072	73.9
Net income (loss) attributable to Wynn Resorts, Limited	729,994	(423,856)	1,153,850	NM
Diluted net income (loss) per share	6.32	(3.73)	10.05	NM
NM: Not meaningful.

The increase in operating revenues for the year ended December 31, 2023 was primarily driven by increases of $1.48 billion, $902.3 million, and $348.5 million from Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively, resulting from an increase in gaming volumes, hotel occupancy, and covers at restaurants. The results of our Macau Operations for the year ended December 31, 2022 were negatively impacted by certain travel-related restrictions and conditions, including COVID-19 testing, entry restrictions, and other mitigation procedures, related to the COVID-19 pandemic. Over the course of December 2022 and January 2023, Macau authorities eliminated these COVID-19 related protective measures, which resulted in increased business volumes at our Macau Operations for the year ended December 31, 2023.

The increase in net income attributable to Wynn Resorts, Limited for the year ended December 31, 2023 was primarily related to increased operating revenues at our Macau Operations and our Las Vegas Operations, as well as an income tax benefit related to the release of valuation allowance on certain deferred tax assets as a result of achieving sustained profitability in the U.S., partially offset by increased operating expenses, and impairment losses for goodwill and intangible assets related to the Wynn Interactive reportable segment.

Financial results for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Year Ended December 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$1,886,844	$410,289	$1,476,555	359.9
Wynn Macau	1,213,534	311,249	902,285	289.9
Total Macau Operations	3,100,378	721,538	2,378,840	329.7
Las Vegas Operations	2,480,606	2,132,136	348,470	16.3
Encore Boston Harbor	865,786	831,073	34,713	4.2
Wynn Interactive	85,127	72,078	13,049	18.1
	$6,531,897	$3,756,825	$2,775,072	73.9

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Year Ended December 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$3,718,402	$1,632,541	$2,085,861	127.8
Non-casino revenues:
Rooms	1,185,671	802,138	383,533	47.8
Food and beverage	1,028,637	846,214	182,423	21.6
Entertainment, retail and other	599,187	475,932	123,255	25.9
Total non-casino revenues	2,813,495	2,124,284	689,211	32.4
	$6,531,897	$3,756,825	$2,775,072	73.9

Casino revenues for the year ended December 31, 2023 were 56.9% of operating revenues, compared to 43.5% for the year ended December 31, 2022. Non-casino revenues for the year ended December 31, 2023 were 43.1% of operating revenues, compared to 56.5% for the year ended December 31, 2022.

Casino revenues

Casino revenues increased primarily due to higher gaming volumes at our Macau Operations following the discontinuation of pandemic-related travel restrictions in Macau in late 2022 and early 2023. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Year Ended December 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$1,471,280	$255,886	$1,215,394	475.0
VIP:
Average number of table games	56	53	3	5.7
VIP turnover	$11,363,248	$2,641,321	$8,721,927	330.2
VIP table games win	$383,384	$23,471	$359,913	NM
VIP win as a % of turnover	3.37%	0.89%	2.48
Table games win per unit per day	$18,744	$1,259	$17,485	NM
Mass market:
Average number of table games	242	229	13	5.7
Table drop	$6,126,841	$1,312,786	$4,814,055	366.7
Table games win	$1,373,436	$282,138	$1,091,298	386.8
Table games win %	22.4%	21.5%	0.9
Table games win per unit per day	$15,574	$3,489	$12,085	346.4
Average number of slot machines	580	623	(43)	(6.9)
Slot machine handle	$2,385,033	$732,197	$1,652,836	225.7
Slot machine win	$102,816	$31,295	$71,521	228.5
Slot machine win per unit per day	$486	$142	$344	242.3
Wynn Macau:
Total casino revenues	$970,269	$216,639	$753,630	347.9
VIP:
Average number of table games	41	41	—	—
VIP turnover	$5,132,628	$1,771,143	$3,361,485	189.8
VIP table games win	$191,936	$55,999	$135,937	242.7
VIP win as a % of turnover	3.74%	3.16%	0.58
Table games win per unit per day	$12,699	$3,828	$8,871	231.7
Mass market:
Average number of table games	216	235	(19)	(8.1)
Table drop	$5,155,929	$1,170,633	$3,985,296	340.4
Table games win	$910,825	$189,769	$721,056	380.0
Table games win %	17.7%	16.2%	1.5
Table games win per unit per day	$11,560	$2,284	$9,276	406.1
Average number of slot machines	530	646	(116)	(18.0)
Slot machine handle	$2,212,196	$895,466	$1,316,730	147.0
Slot machine win	$68,667	$31,768	$36,899	116.2
Slot machine win per unit per day	$355	$139	$216	155.4
Poker rake	$18,266	$357	$17,909	NM

	Year Ended December 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$628,185	$535,279	$92,906	17.4
Average number of table games	233	234	(1)	(0.4)
Table drop	$2,425,621	$2,274,010	$151,611	6.7
Table games win	$599,001	$511,746	$87,255	17.1
Table games win %	24.7%	22.5%	2.2
Table games win per unit per day	$7,038	$5,990	$1,048	17.5
Average number of slot machines	1,645	1,703	(58)	(3.4)
Slot machine handle	$6,423,374	$5,617,775	$805,599	14.3
Slot machine win	$451,833	$394,052	$57,781	14.7
Slot machine win per unit per day	$752	$634	$118	18.6
Poker rake	$25,720	$19,680	$6,040	30.7
Encore Boston Harbor:
Total casino revenues	$648,668	$624,738	$23,930	3.8
Average number of table games	191	187	4	2.1
Table drop	$1,422,416	$1,447,851	$(25,435)	(1.8)
Table games win	$308,890	$315,057	$(6,167)	(2.0)
Table games win %	21.7%	21.8%	(0.1)
Table games win per unit per day	$4,429	$4,604	$(175)	(3.8)
Average number of slot machines	2,550	2,716	(166)	(6.1)
Slot machine handle	$5,256,696	$5,007,772	$248,924	5.0
Slot machine win	$421,190	$402,688	$18,502	4.6
Slot machine win per unit per day	$452	$406	$46	11.3
Poker rake	$21,505	$9,476	$12,029	126.9
NM - Not meaningful.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Year Ended December 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$201,783	$40,079	$161,704	403.5
Occupancy	94.9%	38.4%	56.5
ADR	$323	$156	$167	107.1
REVPAR	$306	$60	$246	410.0
Wynn Macau:
Total room revenues (dollars in thousands)	$109,308	$25,691	$83,617	325.5
Occupancy	96.5%	41.1%	55.4
ADR	$281	$154	$127	82.5
REVPAR	$271	$63	$208	330.2
Las Vegas Operations:
Total room revenues (dollars in thousands)	$784,385	$651,291	$133,094	20.4
Occupancy	89.6%	86.7%	2.9
ADR	$513	$454	$59	13.0
REVPAR	$459	$393	$66	16.8
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$90,195	$85,078	$5,117	6.0
Occupancy	93.0%	91.4%	1.6
ADR	$398	$382	$16	4.2
REVPAR	$370	$349	$21	6.0

Room revenues increased $383.5 million, primarily due to higher occupancy and ADR at our Macau Operations and our Las Vegas Operations.

Food and beverage revenues increased $182.4 million, primarily due to increased restaurant covers at our Las Vegas Operations and our Macau Operations.

Entertainment, retail and other revenues increased $123.3 million, primarily due to higher business volumes across our properties, including an increase in revenues of $34.8 million from entertainment, convention, and special event-related sales and $9.6 million from other outlets such as the spa, salon, and golf course at our Las Vegas Operations, and an increase in revenues of $29.7 million and $9.8 million from our leased retail outlets at our Macau Operations and our Las Vegas Operations, respectively.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Year Ended December 31,
	2023	2022	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$2,238,671	$1,099,801	$1,138,870	103.6
Rooms	307,132	261,343	45,789	17.5
Food and beverage	822,323	700,549	121,774	17.4
Entertainment, retail and other	340,437	328,529	11,908	3.6
General and administrative	1,065,022	830,450	234,572	28.2
Provision for credit losses	(3,964)	(7,295)	3,331	(45.7)
Pre-opening	9,468	20,643	(11,175)	(54.1)
Depreciation and amortization	687,270	692,318	(5,048)	(0.7)
Gain on EBH Transaction, net	—	(181,989)	181,989	NM
Impairment of goodwill and intangible assets	94,490	48,036	46,454	96.7
Property charges and other	130,877	65,116	65,761	101.0
Total operating expenses	$5,691,726	$3,857,501	$1,834,225	47.5
NM - Not meaningful.

The increase in total operating expenses was primarily due to increased operating costs associated with higher business volumes at each of our properties, an increase in impairment of goodwill and intangible assets and property charges at Wynn Interactive, as a result of our decision to close its online sports betting and iGaming platform, WynnBET, in certain jurisdictions, and the gain recorded in 2022 in connection with the closing on a sale-leaseback arrangement with respect to certain real estate assets related to Encore Boston Harbor (the "EBH Transaction").

Casino expenses increased $686.7 million and $396.5 million at Wynn Palace and Wynn Macau, respectively. These increases resulted from higher operating costs, including increases of $642.3 million and $381.4 million in incremental gaming tax expense at Wynn Palace and Wynn Macau, respectively, driven by the increase in casino revenues.

Room expenses increased $28.8 million and $9.7 million at our Las Vegas Operations and Wynn Palace, respectively. These increases resulted from higher operating costs related to an increase in room revenues at our Las Vegas Operations and Wynn Palace.

Food and beverage expenses increased $69.4 million, $31.5 million, and $17.2 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively. These increases resulted from higher operating costs related to an increase in food and beverage revenues at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively.

Entertainment, retail and other expenses increased $35.5 million at our Las Vegas Operations as a result of higher operating costs associated with live and theatrical entertainment. Entertainment, retail and other expenses also increased $19.2 million at our Macau Operations as a result of higher operating costs associated with increased business volumes. These increases were partially offset by a decrease in marketing and other operational costs of $45.4 million at Wynn Interactive.

General and administrative expenses increased primarily due to triple-net operating lease expense of $139.8 million at Encore Boston Harbor following the sale-leaseback transaction in December 2022, an increase of $29.4 million at our Las Vegas Operations attributable to payroll and other general and administrative expenses required to support higher business volumes, and increased corporate and other general and administrative expenses of $52.3 million, primarily due to development costs.

For the year ended December 31, 2023, pre-opening expenses totaled $9.5 million, which primarily related to the launch of sports betting operations in Massachusetts. For the year ended December 31, 2022, pre-opening expenses totaled $20.6 million, which primarily related to reconfiguring the theater space at Wynn Las Vegas.

We recorded a gain of $182.0 million related to the closing of the EBH Transaction in December 2022.

During the year ended December 31, 2023, the Company recognized impairment of goodwill and other finite-lived intangible assets of $72.1 million and $22.4 million, respectively, as a result of our decision to close Wynn Interactive's online sports betting and iGaming platform, WynnBET, in certain jurisdictions. During the year ended December 31, 2022, the Company recognized impairment of goodwill and other intangible assets of $37.8 million and $10.3 million, respectively, as a result of changes in forecasts and other industry-specific factors and our decision to cease Wynn Interactive's BetBull operations.

Property charges and other expenses for the year ended December 31, 2023 consisted primarily of contract termination and other expenses of $94.6 million, as a result of our decision to close Wynn Interactive's online sports betting and iGaming platform, WynnBET, in certain jurisdictions. Property charges and other expenses for the year ended December 31, 2023 also included other contract terminations of $8.7 million at Wynn Macau, and asset abandonments of $12.7 million and $8.0 million at Wynn Palace and our Las Vegas Operations, respectively. Property charges and other expenses for the year ended December 31, 2022 consisted primarily of restructuring costs incurred by Wynn Interactive, including contract termination costs of $32.8 million and asset abandonments of $3.3 million, $22.6 million, and $1.3 million at our Las Vegas Operations, Wynn Palace, and Wynn Macau, respectively.

Other non-operating income and expenses

Interest expense, net of capitalized interest, increased $100.6 million primarily due to an increase in the weighted average interest rate to 6.07% for the year ended December 31, 2023, from 5.36% for the year ended December 31, 2022.

We recorded interest income of $175.8 million for the year ended December 31, 2023, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement loss of $11.5 million and a gain of $5.8 million for the years ended December 31, 2023 and 2022, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a gain of $45.1 million and $16.0 million for the years ended December 31, 2023 and 2022, respectively, from change in derivatives fair value. The change in derivatives fair value for the year ended December 31, 2023 included a gain of $49.7 million recorded in relation to the conversion feature of the WML Convertible Bonds.

We recorded a $12.7 million loss on debt financing transactions for the year ended December 31, 2023, primarily related to the issuance of the 2031 WRF Senior Notes and the repurchase of the tendered 2025 WRF Senior Notes.

Income Taxes

For the years ended December 31, 2023 and 2022, we recorded an income tax benefit of $496.8 million and an expense of $9.3 million, respectively. The 2023 income tax benefit primarily relates to the release of valuation allowance on certain deferred tax assets. The 2022 income tax expense primarily relates to U.S. profitability and changes in U.S. deferred taxes.

In 2024, Wynn Macau SA received an exemption from Macau’s 12% Complementary Tax on casino gaming profits from January 1, 2023 through December 31, 2027. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau special gaming tax and other levies in accordance with our concession agreement.

Net income (loss) attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $52.2 million for the year ended December 31, 2023, compared to net loss of $285.5 million for the year ended December 31, 2022. These amounts are primarily related to the noncontrolling interests' share of net income (loss) from WML.

Segment Information

As further described in Item 8—"Financial Statements and Supplementary Data," Note 20, "Segment Information," we use Adjusted Property EBITDAR to manage the operating results of our segments. Adjusted Property EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, impairment of goodwill and intangible assets, property charges and other, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, our calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDAR (in thousands) for Wynn Palace, Wynn Macau, Las Vegas Operations, Encore Boston Harbor, and Wynn Interactive as reviewed by management and summarized in Item 8—"Financial Statements and Supplementary Data," Note 20, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDAR to net income (loss) attributable to Wynn Resorts, Limited.

	Year Ended December 31,
	2023	2022	Increase/ (Decrease)
Wynn Palace	$615,846	$(96,557)	$712,403
Wynn Macau	338,091	(124,047)	462,138
Las Vegas Operations	946,243	801,095	145,148
Encore Boston Harbor	257,409	243,386	14,023
Wynn Interactive	(42,646)	(98,490)	55,844

Adjusted Property EBITDAR at Wynn Palace and Wynn Macau increased $712.4 million and $462.1 million for the year ended December 31, 2023, respectively, primarily due to an increase in operating revenues of $1.48 billion and $902.3 million for the year ended December 31, 2023, respectively, partially offset by an increase in operating expenses. Our Macau Operations for the year ended December 31, 2022 were negatively impacted by certain travel-related restrictions and conditions related to the COVID-19 pandemic. Over the course of December 2022 and January 2023, the Macau authorities relaxed or eliminated COVID-19 related protective measures, which resulted in increased business volumes at our Macau Operations for the year ended December 31, 2023.

Adjusted Property EBITDAR at our Las Vegas Operations increased $145.1 million for the year ended December 31, 2023, primarily due to an increase in revenues from room and casino operations of $133.1 million and $92.9 million, respectively, partially offset by an increase in operating expenses.

Adjusted Property EBITDAR at Encore Boston Harbor increased $14.0 million for the year ended December 31, 2023, primarily due to an increase in revenues from casino operations of $23.9 million, partially offset by increased operating expenses.

Adjusted Property EBITDAR at Wynn Interactive increased $55.8 million for the year ended December 31, 2023, primarily due to a decrease in marketing and promotional expense of $45.4 million and an increase in operating revenues of $13.0 million.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Year Ended December 31,
Cash Flows - Summary	2023	2022
Net cash provided by (used in) operating activities	$1,247,879	$(71,272)

Net cash (used in) provided by investing activities:
Capital expenditures, net of construction payables and retention	(442,793)	(300,127)
Purchase of investments	(836,519)	—
Purchase of intangible and other assets	(64,383)	(52,377)
Proceeds from EBH Transaction	—	1,700,000
Proceeds from sale of assets and other	1,162	1,471
Net cash (used in) provided by investing activities	(1,342,533)	1,348,967

Net cash used in financing activities:
Proceeds from issuance of long-term debt	1,200,000	211,435
Repayments of long-term debt	(1,533,124)	(50,000)
Repurchase of common stock	(212,455)	(187,499)
Proceeds from exercise of stock options	1,965	—
Proceeds from issuance of subsidiary common stock	—	2,895
Proceeds from sale of noncontrolling interest in subsidiary	—	50,033
Distribution to noncontrolling interest	(22,579)	(27,744)
Dividends paid	(84,733)	(1,445)
Finance lease payments	(19,267)	(18,188)
Payments for financing costs	(41,240)	(3,165)
Other	(7,773)	—
Net cash used in financing activities	(719,206)	(23,678)

Effect of exchange rate on cash, cash equivalents and restricted cash	282	(2,094)
(Decrease) increase in cash, cash equivalents and restricted cash	$(813,578)	$1,251,923

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

During the year ended December 31, 2023, the increase in cash flows from operating activities was primarily due to increased revenues from our Macau Operations and our Las Vegas Operations, which was partially offset by an increase in operating expenses associated with higher business volumes.

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

During the year ended December 31, 2023, we incurred capital expenditures of $187.2 million at our Las Vegas Operations, $70.6 million at Encore Boston Harbor, and $25.6 million at Wynn Macau primarily related to various renovations and maintenance capital expenditures; $66.3 million at Wynn Palace primarily due to non-gaming related capital projects; and $93.2 million at Corporate and other primarily related to future development projects, including $34.6 million related to an expansion project adjacent to Encore Boston Harbor. In addition, during the year ended December 31, 2023, we purchased $836.5 million in investments, comprised of United States treasury bills and fixed deposits maturing in less than one year.

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

Financing Activities

The below table presents proceeds from the issuance, repayments, and repurchases of the specified debt instruments during the year ended December 31, 2023 (in thousands):

	Proceeds from issuance	Repayments and repurchases
WRF 7 1/8% Senior Notes, due 2031	$600,000	$—
WML 4 1/2% Convertible Bonds, due 2029	600,000	—
WRF 7 3/4% Senior Notes, due 2025	—	600,000
WLV 4 1/4% Senior Notes, due 2023	—	500,000
WLV 5 1/2% Senior Notes, due 2025	—	399,999
WRF Term Loan, due 2024	—	33,125
Total	$1,200,000	$1,533,124

In addition, during the year ended December 31, 2023, we repurchased 2,206,573 shares of our common stock for $195.5 million. We also made dividend payments of $84.7 million, paid $41.2 million for financing costs related to the financing activities above and used cash of $22.6 million for distributions to noncontrolling interest holders of the Retail Joint Venture.
During the year ended December 31, 2022, we repurchased 2,956,331 shares of our common stock for $171.3 million under our equity repurchase program. We also borrowed $211.4 million under the WM Cayman II Revolver and made quarterly amortization payments under the WRF Term Loan totaling $50.0 million. In addition, we received a $50.0 million contribution from a noncontrolling interest holder in exchange for a 49.9% interest in certain retail space contributed by the Company to the Retail Joint Venture and used cash of $27.7 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, investments, and available revolver borrowing capacity, excluding capacity under intercompany loan agreements, presented by significant financing entity as of December 31, 2023 (in thousands):

	Total Cash and Cash Equivalents	Investments(1)	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$1,317,744	$697,908	$—
Wynn Resorts Finance, LLC(2)	361,529	—	736,451
Wynn Resorts, Limited and other	1,199,913	147,284	—
Total	$2,879,186	$845,192	$736,451
(1)Investments consist of investments in United States treasury bills and fixed deposits maturing in less than one year.
(2)Excluding Wynn Macau, Limited and subsidiaries.

Wynn Macau, Limited and subsidiaries. WML generates cash from our Macau Operations to fund working capital requirements as needed. We expect to use this cash to fund working capital and capital expenditure requirements at WML and our Macau Operations, and to service our WML Senior Notes, WM Cayman II Revolver, and WML Convertible Bonds. WML paid no dividends during 2023 or 2022.

In 2024, Wynn Macau SA renewed its agreement with the Macau government that provides for a payment in lieu of complementary tax on dividend distributions which would otherwise be borne by stockholders of Wynn Macau SA from January 1, 2023 through December 31, 2025. The payment is $5.5 million for the year ended December 31, 2023.

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

If our portion of our cash and cash equivalents were repatriated to the U.S. on December 31, 2023, it would be subject to minimal U.S. taxes in the year of repatriation.

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

On February 16, 2023, WRF issued $600.0 million aggregate principal amount of 7 1/8% Senior Notes due 2031 (the "2031 WRF Senior Notes") in a private offering. The 2031 WRF Senior Notes were issued at par, for proceeds of $596.2 million, net of $3.8 million of related fees and expenses. Also on February 16, 2023, WRF completed a cash tender offer for any and all of the outstanding principal amount of the 2025 WRF Senior Notes, and accepted for purchase valid tenders with respect to $506.4 million and paid a tender premium of $12.4 million. We used a portion of the net proceeds from the offering of the 2031 WRF Senior Notes to purchase such tendered 2025 WRF Senior Notes and to pay related fees and expenses.

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

In May 2023, WRF and certain of its subsidiaries entered into an amendment (the "WRF Credit Agreement Amendment") to its existing credit agreement (the "WRF Credit Agreement").

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

In August 2023, Wynn Las Vegas repurchased $400.0 million aggregate principal amount of its 5 1/2% Senior Notes due 2025 ("2025 WLV Senior Notes"), at a price equal to 94% of the principal amount, plus accrued interest and an early tender premium of $20.0 million and the related fees and expenses, using cash held by Wynn Resorts.

In February 2024, WRF issued an additional $400.0 million aggregate principal amount of 7 1/8% Senior Notes due 2031 (the "2031 WRF Add-On Senior Notes") in a private offering. The 2031 WRF Add-On Senior Notes were issued at a price equal to 103.0% of the principal amount, for net proceeds of approximately $409 million. Also, in February 2024, Wynn Las Vegas repurchased $678.0 million aggregate principal amount of its 2025 WLV Senior Notes, at a price equal to 97.2% of the principal amount, plus accrued interest and an early tender premium of $20.3 million to the holders of validly tendered 2025 WLV Senior Notes. The Company used the net proceeds from the 2031 WRF Add-On Senior Notes and cash held by Wynn Resorts to purchase such validly tendered 2025 WLV Senior Notes and to pay the tender premium and related fees and expenses.

Wynn Resorts, Limited and other subsidiaries. Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited and other primarily generates cash from royalty (including intellectual property license) and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. Fees payable by Wynn Macau SA to Wynn Resorts, Limited under its intellectual property license agreement are capped at $140.0 million for the year ended December 31, 2024. We expect to use cash held by Wynn Resorts, Limited and other to service our Retail Term Loan, to fund working capital needs of our subsidiaries, pay dividends, make required capital contributions to the entity which owns the Wynn Al Marjan Island development, and for general corporate purposes.

The Company is currently constructing a phased development adjacent to Encore Boston Harbor, which will include a theater, entertainment venues, gaming facilities, food and beverage facilities, and a parking garage. We expect to incur between $375.0 million and $400.0 million of remaining project costs related to this development, which we expect to complete during the first quarter of 2026.

On June 2, 2023, the Company entered into a second amendment to the existing term loan agreement (the "Retail Term Loan Amendment") which transitions the benchmark interest rate of the Retail Term Loan from LIBOR to the adjusted daily simple secured overnight financing rate ("SOFR") and to make related conforming changes, effective July 3, 2023.

The Company paid a cash dividend of $0.25 per share in each of the quarters ended June 30, 2023, September 30, 2023, and December 31, 2023 and recorded $28.5 million, $28.2 million and $28.4 million respectively, against accumulated deficit.

On February 7, 2024, the Company declared a cash dividend of $0.25 per share, payable on February 29, 2024 to stockholders of record as of February 20, 2024.

Other Factors Affecting Liquidity

We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 8—"Financial Statements and Supplementary Data," Note 18, "Commitments and Contingencies."

In April 2016, our Board of Directors has authorized an equity repurchase program of up to $1.00 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We repurchased 2,206,573 shares of our common stock at an average price of $88.61 per share, for an aggregate cost of $195.5 million under this equity repurchase program during the year ended December 31, 2023. As of December 31, 2023, we had $433.4 million in repurchase authority remaining under the program.

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

Contractual Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2023 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$711,155	$4,567,554	$3,598,277	$2,950,000	$11,826,986
Fixed interest payments	475,663	715,592	492,645	173,736	1,857,636
Estimated variable interest payments(1)	195,673	188,815	32,561	—	417,049
Macau gaming premium(2)	14,484	28,968	28,968	57,937	130,357
Macau Property Transfer Agreement payments(3)	6,596	28,585	43,976	87,952	167,109
Construction contracts and commitments	126,110	14,079	924	—	141,113
Operating leases	142,219	285,628	292,005	3,836,365	4,556,217
Finance leases	15,064	8,364	3,540	61,796	88,764
Employment agreements(4)	97,018	91,177	8,992	2,677	199,864
Massachusetts surrounding community payments(5)	14,966	30,880	32,218	77,047	155,111
Other(6)	179,398	102,955	27,336	33,294	342,983
Total contractual commitments	$1,978,346	$6,062,597	$4,561,442	$7,280,804	$19,883,189
(1)Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and SOFR or HIBOR rates as of December 31, 2023. Actual rates will vary.
(2)Represents the fixed and minimum variable gaming premium amounts payable under the Gaming Concession Contract, based on the number and type of gaming tables and machines we operate.
(3)Represents amounts payable under the Property Transfer Agreements (as defined in Item 8—"Financial Statements and Supplementary Data," Note 5, "Property and Equipment, net").
(4)Represents payments to executive officers, other members of management and certain key employees. Employment agreements generally have three to five year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts).
(5)Represents payments to certain communities surrounding Encore Boston Harbor, required as a condition of the gaming license awarded to Wynn MA, LLC.
(6)Other includes open purchase orders, future charitable contributions, performance contracts and other contracts. As further discussed in Item 8—"Financial Statements and Supplementary Data," Note 14, "Income Taxes," we had $135.7 million of unrecognized tax benefits as of December 31, 2023. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2023.

Gaming Concession Contract

On December 16, 2022, Wynn Macau SA entered into a definitive gaming concession contract (the "Gaming Concession Contract") with the government of Macau, pursuant to which Wynn Macau SA was granted a 10-year gaming concession commencing on January 1, 2023 and expiring on December 31, 2032, to operate games of chance at Wynn Palace and Wynn Macau.

In addition to the Macau gaming premium and Property Transfer Agreements payment commitments included in the table above, Wynn Macau SA committed to make certain non-gaming and gaming investments in the amount of MOP17.73 billion (approximately $2.20 billion) over the course of the ten-year term of the Gaming Concession Contract. MOP16.50 billion (approximately $2.05 billion) of the committed investment will be used for non-gaming capital projects and event programming in connection with, among others, attraction of foreign tourists, conventions and exhibitions, entertainment performances, sports events, culture and art, health and wellness, themed amusement, gastronomy, community tourism and maritime tourism.

Wynn Macau SA agreed, as part of its commitment for its Gaming Concession Contract, to increase its investment in non-gaming projects (original commitment of MOP16.50 billion (approximately $2.05 billion) by 20% once market-wide gross gaming revenues reached MOP180.00 billion (approximately $22.36 billion) in any one year (the "Trigger Event"). As market-wide gross gaming revenue exceeded MOP180.00 billion (approximately $22.36 billion) in 2023, the Trigger Event occurred at the end of 2023 and each gaming concessionaire is now required to increase its original committed investment amount in non-gaming projects by 20%. Wynn Macau SA will comply with its further investment commitment by investing MOP3.30 billion

(approximately $409.9 million) over the course of the remaining 9 years of the Gaming Concession Contract in non-gaming capital projects. The scope, nature and timing of the additional investment in non-gaming capital projects will be mutually agreed between Wynn Macau SA and the Macau SAR Government in due course and according to the terms of the Gaming Concession Contract.

See Item 8—"Financial Statements and Supplementary Data," Note 18, "Commitments and Contingencies," for additional information regarding the amounts owed under the Gaming Concession Contract and Macau gaming law.

Wynn Al Marjan Island Funding Commitment

Pursuant to the shareholders' agreement governing Island 3 AMI FZ-LLC, the unconsolidated entity in which the Company has a 40% ownership interest and which owns the Wynn Al Marjan Island integrated resort development project in Ras Al Khaimah, United Arab Emirates, the Company, and the entity's other shareholders, have committed to fund the development of the project through capital contributions in an amount up to its pro rata share of at least 20% of the project budget. The amount and timing of such contributions are subject to approval by the entity's shareholders.

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

In a sale-leaseback arrangement, we are required to determine whether the lease is classified as an operating lease or a finance lease. A finance lease would preclude sale accounting. A lessee is required to classify a lease as a finance lease if, among other factors, 1) the term is for the major part of the remaining economic life of the underlying asset or 2) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset. Lease terms include options to extend the lease when it is reasonably certain that such option will be exercised. The Company’s operating lease related to Encore Boston Harbor contains an initial term of 30 years from December 2022 to November 2052 with one thirty-year renewal period at the Company’s option, which, in management judgement, is not considered to be reasonably certain of being exercised. The determination of whether the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset requires the use of estimates, in both determining the discount rate to measure the present value of the sum of the lease payments and in determining the fair value of the underlying assets. As the interest rate implicit in our leases is not readily determinable, we use our incremental borrowing rate, which is defined by GAAP as the "rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment," to determine the present value of lease payments. Inputs into our selected incremental borrowing rate which require management's judgement include quantifying our entity-specific credit risk and risks associated with the economic environment specific to the leased assets. In determining the fair value of the underlying assets, we use a combination of the income, market, and cost approaches, which include inputs such as estimated future cash flows, the selection of recently sold comparable properties, and estimated cost to construct a comparable asset.

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

The following table presents key statistics related to our casino accounts receivable (dollars in thousands):

	December 31,
	2023	2022
Casino accounts receivable	$218,694	$171,893
Allowance for casino credit losses	$34,739	$74,207
Allowance as a percentage of casino accounts receivable	15.9%	43.2%

The decrease in allowance for casino credit losses as shown in the table above is primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. Our allowance for credit losses is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the current and expected future state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2023 and 2022, 41.8% and 34.3%, respectively, of our outstanding casino accounts receivable balance originated at our Macau Operations.

As of December 31, 2023, a 100 basis point change in the allowance for credit losses as a percentage of casino accounts receivable would change the provision for credit losses by approximately $2.2 million.

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

During the year ended December 31, 2023, as a result of the Company's decision to cease operating Wynn Interactive's online sports betting and iGaming platform in certain jurisdictions, the Company identified interim indicators of impairment related to the goodwill assigned to the WynnBET reporting unit within the Wynn Interactive reportable segment. As a result, the Company performed an impairment test as of December 31, 2023, and determined that the carrying value of its goodwill exceeded the estimated fair value of that reporting unit based on a combination of the income and cost approaches, causing the Company to recognize a goodwill impairment loss of $72.1 million. As of December 31, 2023, the Company had no remaining goodwill recorded related to the acquisition of BetBull Limited ("BetBull"), a subsidiary of Wynn Interactive. The Company also recognized impairment of other finite-lived intangible assets related to Wynn Interactive's closed operations totaling $22.4 million during the year ended December 31, 2023.

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

As of December 31, 2023, we had deferred tax assets of $2.20 billion, including a foreign tax credit ("FTC") carryforward of $1.20 billion and deferred tax assets related to interest expense carryforwards of $156.2 million and net operating loss carryforwards of $239.6 million. In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that the deferred tax assets will be realized. In this assessment, appropriate consideration was given to all positive and negative evidence including recent operating profitability, forecasts of future earnings, ability to carryback, the reversal of net taxable temporary differences, the duration of statutory carryforward periods, and tax planning strategies.

In 2023, we considered both the achievement of sustained profitability and cumulative income as well as forecasted income and tax planning strategies to be significant forms of positive evidence. We determined that the positive evidence outweighed the negative evidence and supported a release of a portion of the valuation allowance. Therefore, we recorded a $1.10 billion net decrease to valuation allowances, including a $971.7 million decrease to the valuation allowance on FTC carryforwards. Of the $971.7 million decrease, $97.5 million relates to current year utilization and $572.6 million relates to expirations of FTCs in 2023. The remaining $301.6 million represents FTCs more likely than not to be realized based on future taxable income and tax planning strategies. We also recorded a $158.0 million decrease in valuation allowance on disallowed interest expense carryforward. The need for valuation allowances against deferred tax assets will be reassessed on a continuous basis in future periods and, as a result, the allowance may increase or decrease based on changes in facts and circumstances.

As of December 31, 2022, we relied solely on the reversal of net taxable temporary differences in assessing the need for a valuation allowance.

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

Recommendations made by the Organization for Economic Cooperation and Development’s Base Erosion and Profit Shifting 2.0 ("BEPS 2.0") project have the potential to lead to changes in the tax laws in numerous countries, including the implementation of a global minimum tax. Several countries around the world have enacted or proposed changes to their existing tax laws based on these recommendations. We are monitoring the potential changes in tax laws resulting from the Organization for Economic Cooperation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting, which could impact our effective tax rate.

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

The following table provides estimated future cash flow information derived from our best estimates of repayments as of December 31, 2023, of our expected long-term indebtedness and related weighted average interest rates by expected maturity dates. However, we cannot predict the SOFR or HIBOR rates that will be in effect in the future. Actual rates will vary. The one-month SOFR and HIBOR rates as of December 31, 2023 of 5.38% and 5.22%, respectively, were used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable.

	Year Ending December 31,
	Expected Maturity Date
	2024	2025	2026	2027	2028	Thereafter	Total
	(dollars in millions)
Long-term debt:
Fixed rate	$600.0	$1,380.0	$1,000.0	$1,630.0	$1,350.0	$2,950.0	$8,910.0
Average interest rate	4.9%	5.5%	5.5%	5.3%	5.6%	5.6%	5.5%
Variable rate	$111.2	$2,150.1	$37.5	$618.2	$—	$—	$2,917.0
Average interest rate	7.1%	6.7%	7.1%	7.1%	—%	—%	6.8%

Interest Rate Sensitivity

As of December 31, 2023, approximately 75.0% of our long-term debt was based on fixed rates. Based on our outstanding borrowings as of December 31, 2023 and an interest rate collar on the Retail Term Loan, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $23.0 million.

In order to mitigate exposure to interest rate fluctuations on the Retail Term Loan, the Company entered into a five year interest rate collar with a notional value of $615.0 million. The interest rate collar establishes a range whereby the Company will pay the counterparty if one-month SOFR falls below the established floor rate of 1.00%, and the counterparty will pay the Company if one-month SOFR exceeds the ceiling rate of 3.67%.

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

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of our Wynn Macau, Limited and Wynn Macau SA debt is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition, and ability to service debt. Based on our balances as of December 31, 2023, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $45.6 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Wynn Resorts, Limited and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wynn Resorts, Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Valuation of Deferred Tax Assets
Description of the Matter	As more fully described in Note 14 to the consolidated financial statements, at December 31, 2023, the Company had deferred tax assets related to foreign tax credit carryforwards, disallowed interest expense carryforwards and other U.S. and foreign deferred tax assets of $2.2 billion reduced by a $1.3 billion valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. During the year ended December 31, 2023, the Company released $1.1 billion of its previously recorded valuation allowance. The Company considered the achievement of sustained profitability and cumulative income in the U.S., as well as forecasted income and tax planning strategies to be significant forms of positive evidence. The Company determined that the positive evidence outweighed the negative evidence and supported a release of a portion of the valuation allowance.

Auditing management’s assessment of the realizability of the Company’s deferred tax assets involved complex judgments due to the significant estimation required in measuring the future utilization of deferred tax assets. These deferred tax assets are affected by assumptions, including forecasted domestic and foreign-sourced income and related inter-company royalties, the amount of interest expense and other expenses allocated to foreign sourced income and the execution of tax planning strategies. Fluctuations in actual results from those forecasted can have a material impact on the recoverability of these deferred tax assets.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for evaluating the realization of the Company’s deferred tax assets, including controls over management’s review of its forecasted income and significant assumptions described above and identification and use of available tax planning strategies.

To test the valuation of deferred tax assets, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to the Company’s business plans and current industry and economic trends and evaluated whether changes to the Company’s business plans, economic trends and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the valuation allowance that would result from changes in the assumptions. We involved our tax professionals to evaluate the application of tax law in the Company’s available tax planning strategies, the scheduling of the reversal of existing taxable temporary differences and carryforward amounts, and the evaluation of the utilization of the deferred tax assets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Las Vegas, Nevada
February 23, 2024

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,879,186	$3,650,440
Restricted cash	18	4,819
Investments	845,192	—
Accounts receivable, net of allowance for credit losses of $40,075 and $78,842	341,712	216,033
Inventories	75,552	70,094
Prepaid expenses and other	99,961	88,201
Total current assets	4,241,621	4,029,587
Property and equipment, net	6,688,479	6,896,060
Restricted cash	90,208	127,731
Goodwill and intangible assets, net	329,708	245,253
Operating lease assets	1,832,896	1,853,164
Deferred income taxes, net	500,877	—
Other assets	312,434	263,305
Total assets	$13,996,223	$13,415,100
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$208,263	$197,474
Customer deposits	543,288	506,148
Gaming taxes payable	172,832	44,967
Accrued compensation and benefits	212,645	187,160
Accrued interest	141,902	135,630
Current portion of long-term debt	709,593	547,543
Other accrued liabilities	211,931	192,501
Total current liabilities	2,200,454	1,811,423
Long-term debt	11,028,744	11,569,316
Long-term operating lease liabilities	1,631,749	1,615,157
Other long-term liabilities	236,210	59,569
Total liabilities	15,097,157	15,055,465
Commitments and contingencies (Note 18)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 132,998,916 and 132,256,185 shares issued; 111,737,245 and 113,369,439 shares outstanding, respectively	1,330	1,323
Treasury stock, at cost; 21,261,671 and 18,886,746 shares, respectively	(1,836,326)	(1,623,872)
Additional paid-in capital	3,647,161	3,583,923
Accumulated other comprehensive income (loss)	3,406	(404)
Accumulated deficit	(2,066,953)	(2,711,808)
Total Wynn Resorts, Limited stockholders' deficit	(251,382)	(750,838)
Noncontrolling interests	(849,552)	(889,527)
Total stockholders' deficit	(1,100,934)	(1,640,365)
Total liabilities and stockholders' deficit	$13,996,223	$13,415,100

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Operating revenues:
Casino	$3,718,402	$1,632,541	$2,133,420
Rooms	1,185,671	802,138	592,571
Food and beverage	1,028,637	846,214	633,911
Entertainment, retail and other	599,187	475,932	403,762
Total operating revenues	6,531,897	3,756,825	3,763,664
Operating expenses:
Casino	2,238,671	1,099,801	1,394,098
Rooms	307,132	261,343	197,734
Food and beverage	822,323	700,549	516,391
Entertainment, retail and other	340,437	328,529	450,358
General and administrative	1,065,022	830,450	796,592
Provision for credit losses	(3,964)	(7,295)	29,487
Pre-opening	9,468	20,643	6,821
Depreciation and amortization	687,270	692,318	715,962
Gain on EBH Transaction, net	—	(181,989)	—
Impairment of goodwill and intangible assets	94,490	48,036	10,254
Property charges and other	130,877	65,116	40,508
Total operating expenses	5,691,726	3,857,501	4,158,205
Operating income (loss)	840,171	(100,676)	(394,541)
Other income (expense):
Interest income	175,785	29,758	3,213
Interest expense, net of amounts capitalized	(751,509)	(650,885)	(605,562)
Change in derivatives fair value	45,098	15,956	11,360
Loss on debt financing transactions	(12,683)	—	(2,060)
Other	(11,479)	5,811	(23,926)
Other expense, net	(554,788)	(599,360)	(616,975)
Income (loss) before income taxes	285,383	(700,036)	(1,011,516)
Benefit (provision) for income taxes	496,834	(9,332)	(474)
Net income (loss)	782,217	(709,368)	(1,011,990)
Less: net (income) loss attributable to noncontrolling interests	(52,223)	285,512	256,204
Net income (loss) attributable to Wynn Resorts, Limited	$729,994	$(423,856)	$(755,786)
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$6.49	$(3.73)	$(6.64)
Diluted	$6.32	$(3.73)	$(6.64)
Weighted average common shares outstanding:
Basic	112,523	113,623	113,760
Diluted	112,855	113,623	113,760

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$782,217	$(709,368)	$(1,011,990)
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	5,297	(8,849)	3,477
Total comprehensive income (loss)	787,514	(718,217)	(1,008,513)
Less: comprehensive (income) loss attributable to noncontrolling interests	(53,710)	287,953	255,127
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$733,804	$(430,264)	$(753,386)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Wynn Resorts, Limited stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2021	107,888,336	$1,235	$(1,422,531)	$2,598,115	$3,604	$(1,532,420)	$(351,997)	$(385,320)	$(737,317)
Net loss	—	—	—	—	—	(755,786)	(755,786)	(256,204)	(1,011,990)
Currency translation adjustment	—	—	—	—	2,400	—	2,400	1,077	3,477
Issuance of common stock, net of $17.7 million underwriter discounts, commissions and other expenses	7,475,000	75	—	841,821	—	—	841,896	—	841,896
Issuance of restricted stock	518,191	4	—	5,897	—	—	5,901	370	6,271
Cancellation of restricted stock	(26,221)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(140,363)	—	(13,842)	—	—	—	(13,842)	—	(13,842)
Cash dividends declared	—	—	—	—	—	128	128	21	149
Wynn Interactive transactions	—	—	—	(20,211)	—	—	(20,211)	25,372	5,161
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(18,761)	(18,761)
Stock-based compensation	—	—	—	77,093	—	—	77,093	11,648	88,741
Balances, December 31, 2021	115,714,943	1,314	(1,436,373)	3,502,715	6,004	(2,288,078)	(214,418)	(621,797)	(836,215)
Net loss	—	—	—	—	—	(423,856)	(423,856)	(285,512)	(709,368)
Currency translation adjustment	—	—	—	—	(6,408)	—	(6,408)	(2,441)	(8,849)
Issuance of restricted stock	797,419	9	—	9,279	—	—	9,288	—	9,288
Cancellation of restricted stock	(115,521)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(3,151,883)	—	(187,499)	—	—	—	(187,499)	—	(187,499)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(27,744)	(27,744)
Contribution from noncontrolling interest	—	—	—	48,559	—	—	48,559	1,474	50,033
Transactions with subsidiary minority shareholders	124,481	1	—	(14,053)	—	—	(14,052)	14,052	—
Subsidiary equity issuance	—	—	—	(18,717)	—	—	(18,717)	21,613	2,896
Stock-based compensation	—	—	—	56,139	—	126	56,265	10,828	67,093
Balances, December 31, 2022	113,369,439	1,323	(1,623,872)	3,583,923	(404)	(2,711,808)	(750,838)	(889,527)	(1,640,365)
Net income	—	—	—	—	—	729,994	729,994	52,223	782,217
Currency translation adjustment	—	—	—	—	3,810	—	3,810	1,487	5,297
Exercise of stock options	32,284	—	—	1,965	—	—	1,965	—	1,965
Issuance of restricted stock	727,522	7	—	6,631	—	—	6,638	—	6,638
Cancellation of restricted stock	(23,256)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(2,374,925)	—	(212,454)	—	—	—	(212,454)	—	(212,454)
Cash dividends declared	—	—	—	—	—	(85,139)	(85,139)	—	(85,139)
Distribution to noncontrolling interest	—	—	—	(2,994)	—	—	(2,994)	(19,584)	(22,578)
Transactions with subsidiary minority shareholders	6,181	—	—	(754)	—	—	(754)	754	—
Stock-based compensation	—	—	—	58,390	—	—	58,390	5,095	63,485
Balances, December 31, 2023	111,737,245	$1,330	$(1,836,326)	$3,647,161	$3,406	$(2,066,953)	$(251,382)	$(849,552)	$(1,100,934)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$782,217	$(709,368)	$(1,011,990)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	687,270	692,318	715,962
Deferred income taxes	(502,784)	3,241	(2,706)
Stock-based compensation expense	64,515	67,627	95,238
Amortization of debt issuance costs	39,532	29,427	27,047
Loss on debt financing transactions	12,683	—	2,060
Provision for credit losses	(3,964)	(7,295)	29,487
Change in derivatives fair value	(45,098)	(15,956)	(11,360)
Gain on EBH Transaction, net	—	(181,989)	—
Impairment of goodwill and intangible assets	94,490	48,036	10,254
Property charges and other	117,176	59,305	64,434
Increase (decrease) in cash from changes in:
Receivables, net	(123,747)	(9,335)	(29,441)
Inventories, prepaid expenses and other	(6,025)	(19,737)	(21,499)
Customer deposits	37,951	69,692	(207,878)
Accounts payable and accrued expenses	93,663	(97,238)	117,801
Net cash provided by (used in) operating activities	1,247,879	(71,272)	(222,591)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(442,793)	(300,127)	(290,657)
Purchase of investments	(836,519)	—	—
Purchase of intangible and other assets	(64,383)	(52,377)	(56,034)
Proceeds from EBH Transaction	—	1,700,000	—
Proceeds from sale of assets and other	1,162	1,471	4,268
Net cash (used in) provided by investing activities	(1,342,533)	1,348,967	(342,423)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,200,000	211,435	1,340,281
Repayments of long-term debt	(1,533,124)	(50,000)	(2,488,401)
Proceeds from issuance of Wynn Resorts, Limited common stock	—	—	841,896
Proceeds from exercise of stock options	1,965	—	—
Repurchase of common stock	(212,455)	(187,499)	(13,842)
Proceeds from issuance of subsidiary common stock	—	2,895	4,662
Proceeds from sale of noncontrolling interest in subsidiary	—	50,033	—
Payments to acquire ownership interest in subsidiary	—	—	(5,433)
Distribution to noncontrolling interest	(22,579)	(27,744)	(18,761)
Dividends paid	(84,733)	(1,445)	(1,553)
Finance lease payments	(19,267)	(18,188)	(15,658)
Payments for financing costs	(41,240)	(3,165)	(31,193)
Other	(7,773)	—	—
Net cash used in financing activities	(719,206)	(23,678)	(388,002)
Effect of exchange rate on cash, cash equivalents and restricted cash	282	(2,094)	(2,301)
Cash, cash equivalents and restricted cash:
(Decrease) increase in cash, cash equivalents and restricted cash	(813,578)	1,251,923	(955,317)
Balance, beginning of period	3,782,990	2,531,067	3,486,384
Balance, end of period	$2,969,412	$3,782,990	$2,531,067
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

In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts. The Company refers to Wynn Palace and Wynn Macau as its Macau Operations. In Las Vegas, Nevada, the Company operates and, with the exception of certain retail space, owns 100% of Wynn Las Vegas. Additionally, the Company is a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). The Company refers to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as its Las Vegas Operations. In Everett, Massachusetts, the Company operates Encore Boston Harbor, an integrated resort. The Company also holds an approximately 97% interest in, and consolidates, Wynn Interactive Ltd. ("Wynn Interactive"), through which it operates online sports betting, gaming, and social casino businesses. Additionally, the Company has a 40% equity interest in Island 3 AMI FZ-LLC, an unconsolidated affiliate, which is currently constructing an integrated resort property ("Wynn Al Marjan Island") in Ras Al Khaimah, United Arab Emirates, currently expected to open in 2027.

Macau Operations

Wynn Palace features a luxury hotel tower with 1,706 guest rooms, suites and villas, approximately 468,000 square feet of casino space, 14 food and beverage outlets, approximately 37,000 square feet of meeting and convention space, approximately 107,000 square feet of retail space, public attractions including a performance lake, an immersive entertainment center, Western and Asian art displays, and a gondola ride offering convenient street-level access.

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

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 194,000 square feet of casino space, 34 food and beverage outlets, approximately 513,000 square feet of meeting and convention space, approximately 177,000 square feet of retail space (the majority of which is owned and operated under a joint venture of which the Company owns 50.1%), as well as two theaters, two nightclubs and a beach club and recreation and leisure facilities.

Encore Boston Harbor

Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River, features a luxury hotel tower with a total of 671 guest rooms and suites, approximately 210,000 square feet of casino space, 14 food and beverage outlets, one nightclub, approximately 71,000 square feet of meeting and convention space, and approximately 8,186 square feet of retail space. Public attractions include a waterfront park, floral displays, and water shuttle service to downtown Boston.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 1, 2022, the Company closed on a sale-leaseback arrangement with respect to certain real estate assets related to Encore Boston Harbor (the "EBH Transaction"). Upon closing of the EBH Transaction, the Company received cash proceeds of approximately $1.70 billion in exchange for the sale of such real estate assets, and concurrently entered into a lease agreement for the purpose of continuing to operate the Encore Boston Harbor integrated resort. For more information on the EBH Transaction, see Note 5, "Property and Equipment, net" and Note 16, "Leases."

Wynn Interactive

In August 2023, the Company announced its decision to close WynnBET, Wynn Interactive’s digital sports betting and casino gaming business, in jurisdictions other than New York, Massachusetts, and Michigan, and in January 2024 the Company announced its decision to close WynnBET in Massachusetts. In February 2024, the Company entered into an asset purchase agreement providing for the transfer and assignment of Wynn’s market access rights and related obligations in Michigan to Caesars Entertainment, Inc., and separately, signed an equity purchase agreement for the sale of WSI US, LLC, Wynn Interactive’s domestic operating subsidiary, which includes the Company’s gaming license in New York, to Penn Entertainment, Inc.; in each case, subject to certain customary closing conditions.

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 19, "Retail Joint Venture." If the entity does not qualify for consolidation and the Company has significant influence over the operating and financial decisions of the entity, the Company accounts for the entity under the equity method. For more information on the Company's equity method investments, see Investments in Unconsolidated Affiliate within Note 2, "Basis of Presentation and Significant Accounting Policies." All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the years ended December 31, 2022 and 2021 have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on the previously reported net loss or operating loss.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the financial statements relate to and include, but are not limited to, inputs into the Company's estimated allowance for deferred tax assets and credit losses, estimates regarding the useful lives and recoverability of long-lived and intangible assets, valuations of derivatives, and litigation and contingency estimates.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value. Restricted cash consists of cash collateral associated with obligations, cash held in a trust in accordance with WML's share award plan, and an amount held in the form of a first demand bank guarantee in favor of the Macau government to support Wynn Macau SA's legal and contractual obligations under the Gaming Concession Contract.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and losses as a separate component of other comprehensive income. Premiums and discounts on debt securities are amortized or accreted into interest income using the effective interest method. All of the Company’s debt securities are classified as held-to-maturity.

As of December 31, 2023, the Company held $550.0 million in fixed deposits, recorded at fair value, and $295.2 million in debt securities, recorded at amortized cost within Investments on the Consolidated Balance Sheets. The estimated fair value of the Company's debt securities as of December 31, 2023 was approximately $294.8 million and the gross unrecognized holding loss was $0.4 million. As of December 31, 2023, the Company had $8.7 million in accrued interest on its debt securities, recorded in Investments on the Consolidated Balance Sheets.

As of December 31, 2022, the Company had no investments in fixed deposits or debt securities recorded within Investments on the Consolidated Balance Sheets.

As of the balance sheet date, the Company evaluates whether the unrealized losses are attributable to credit losses or other factors. The Company considers the severity of the decline in value, creditworthiness of the issuer and other relevant factors and records an allowance for credit losses, limited to the excess of amortized cost over fair value, with a corresponding charge to earnings. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. During the year ended December 31, 2023, the Company recorded no allowance for credit losses related to its investments.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Costs related to improvements are capitalized, while costs of repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in property charges and other in the accompanying Consolidated Statements of Operations.

Capitalized Interest

The interest cost associated with major development and construction projects, and interest cost associated with equity method investments incurred during the investee's initial development period, is capitalized and included in the cost of the project or investment in unconsolidated affiliate balance. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project using the weighted average cost of the Company's outstanding borrowings. Interest of $5.8 million was capitalized for the year ended December 31, 2023. No interest was capitalized for the years ended December 31, 2022 and 2021.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Finance and operating lease assets and liabilities are measured and recorded upon lease commencement at the present value of the future minimum lease payments. The Company combines lease and nonlease components in its determination of minimum lease payments, except for certain asset classes that have significant nonlease components. As the interest rate implicit in its leases is not readily determinable, the Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. Lease terms include options to extend the lease when it is reasonably certain that such option will be exercised. The Company’s triple-net operating lease related to Encore Boston Harbor contains a renewal period at the Company’s option, which is not considered to be reasonably certain of being exercised. Many of the Company’s leases include fixed rental escalation clauses that are factored into the determination of lease payments. A lessee is required to classify a lease as a finance lease if, among other factors, 1) the term is for the major part of the remaining economic life of the underlying asset or 2) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. For finance leases, the Company records depreciation of the lease asset on a straight-line basis over the shorter of the lease term or useful life of the lease asset, and the lease liability accretes interest using the discount rate determined at lease commencement. The Company does not record an asset or liability for leases with a term of less than one year. Variable lease costs generally arise from changes in an index, such as the consumer price index. Variable lease costs are expensed as incurred and are not included in the determination of lease assets or liabilities.

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

Lessor Arrangements

The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space at its integrated resorts, which represents approximately 102,000, 63,000, 187,000, and 39,000 square feet of space at Wynn Palace, Wynn Macau, Wynn Las Vegas, and Encore Boston Harbor, respectively. The lease arrangements generally include minimum base rent and contingent rental clauses based on a percentage of net sales. Generally, the terms of the leases range between five and 10 years. The Company records revenue on a straight-line basis over the term of the lease, and recognizes revenue for contingent rentals when the contingency has been resolved. The Company has elected to combine lease and nonlease components for the purpose of measuring lease revenue.

Investments in Unconsolidated Affiliate

The Company accounts for its investment in Island 3 AMI FZ-LLC, an unconsolidated affiliate which is currently constructing Wynn Al Marjan Island, using the equity method. Under the equity method, the investment's carrying value is adjusted for the Company’s share of the investee's earnings and losses, capital contributions to and distributions from this company, and capitalization of interest cost incurred by the Company during the investee's initial development period. As of December 31, 2023 and 2022, the Company had investments in unconsolidated affiliate of $90.9 million and $39.9 million, respectively, recorded in noncurrent other assets in the accompanying Consolidated Balance Sheets.

The Company classifies operating income and losses as well as gains and impairments related to its investment in unconsolidated affiliate as a component of Operating income (loss) within the Company's accompanying Consolidated Statements of Operations, and classifies non-operating income or losses related to its investments in unconsolidated affiliates as a component of Other income (expense) within the Company's accompanying Consolidated Statements of Operations, as the Company’s investments in unconsolidated affiliate are an extension of the Company's core business operations. The Company recognized a loss on investments in unconsolidated affiliate of $2.4 million and $0.3 million during the years ended December 31, 2023 and 2022, respectively, recorded in Pre-opening within the Company's accompanying Consolidated Statements of Operations.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Issuance Costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. Debt issuance costs incurred in connection with the issuance of the Company's revolving credit facilities are presented in noncurrent other assets on the Consolidated Balance Sheets. All other debt issuance costs are presented as a direct reduction of long-term debt on the Consolidated Balance Sheets. Approximately $39.5 million, $29.4 million, and $27.0 million was amortized to interest expense during the years ended December 31, 2023, 2022, and 2021, respectively.

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

See Note 8, "WML Convertible Bond Conversion Option Derivative" for accounting policy disclosures relating to the WML Convertible Bond Conversion Option Derivative (as defined therein).

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

on its relative standalone selling price. As previously noted, Entertainment, retail and other revenue also includes lease revenue, which is recognized in accordance with the relevant accounting principles.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Consolidated Statements of Operations. These taxes totaled $1.57 billion, $526.3 million, and $830.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Advertising Costs

The cost of advertising is expensed as incurred, and totaled $112.6 million, $148.6 million, and $250.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Pre-opening Expenses

Pre-opening expenses represent personnel, advertising, and other costs incurred prior to the opening of new ventures and are expensed as incurred. During the year ended December 31, 2023, the Company incurred pre-opening expenses primarily in connection with the launch of sports betting operations in Massachusetts. During the year ended December 31, 2022, the Company incurred pre-opening expenses primarily in connection with reconfiguring the theater space at Wynn Las Vegas to host an exclusive theatrical production, Awakening. During the year ended December 31, 2021, the Company incurred pre-opening expenses primarily in connection with restaurant remodels at our Las Vegas Operations.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity or other comprehensive income (loss). Components of the Company's comprehensive income (loss) are reported in the accompanying Consolidated Statements of Stockholders' Deficit and Consolidated Statements of Comprehensive Income (Loss).

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting standards, which require the compensation cost relating to share-based payment transactions be recognized in the Company's Consolidated Statements of Operations. The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, based on the estimated fair value of the award using the Monte Carlo simulation approach for performance share units, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. Dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant. Expected volatility is based on implied and historical factors related to the Company's common stock. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve for stock options issued under the Wynn Resorts Omnibus Plan and Wynn Interactive Omnibus Plan (as defined and discussed in Note 13, "Stock-Based Compensation") and the Hong Kong Exchange Fund rates for stock options issued under the Share Option Plan (as defined in Note 13, "Stock-Based Compensation"), both at the time of grant for the period equal to the expected term. Expected term represents the weighted average time between the option's grant date and its exercise date. The Company uses historical award exercise activity and termination activity in estimating the expected term for the Omnibus Plan and Share Option Plan. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award), and forfeitures are recognized as they occur. The Company's stock-based employee compensation arrangements are more fully discussed in Note 13, "Stock-Based Compensation."

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3 - Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents:
Cash(1)	$1,076,474	$1,699,583
Cash equivalents(2)	1,802,712	1,950,857
Total cash and cash equivalents	2,879,186	3,650,440
Restricted cash(3)	90,226	132,550
Total cash, cash equivalents and restricted cash	$2,969,412	$3,782,990
(1)Cash consists of cash on hand and bank deposits.
(2)Cash equivalents consist of bank time deposits and money market funds.
(3)Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan, and as of December 31, 2023 and 2022 includes $87.0 million and $124.5 million, respectively, in the form of a first demand bank guarantee in favor of the Macau government to support Wynn Macau SA's legal and contractual obligations through the term of the Gaming Concession Contract (as defined in Note 6, "Goodwill and Intangible Assets, net").

The following table disclose the supplemental cash flow disclosures of the Company (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for interest, net of amounts capitalized	$688,350	$618,395	$581,650
Capitalized stock-based compensation	$5,268	$3,246	$5,058
Cash paid for income taxes	$10,310	$5,290	$1,749
Finance lease liabilities arising from obtaining finance lease assets	$8,842	$5,906	$7,423
Liability settled with shares of common stock	$6,639	$9,287	$6,272
Accounts and construction payables related to property and equipment	$60,313	$64,861	$52,647
Other liabilities related to intangible assets(1)	$209,410	$4,220	$5,417
Dividends payable on unvested restricted stock included in other accrued liabilities	$685	$229	$1,846
(1) For the year ended December 31, 2023, included $206.5 million related to the Macau gaming premium in connection with the Gaming Concession Contract. See Note 6, "Goodwill and Intangible Assets, net" for further information.

Note 4 - Receivables, net

Receivables, net consisted of the following (in thousands):

	December 31,
	2023	2022
Casino	$218,694	$171,893
Hotel	54,596	35,654
Other	108,497	87,328
	381,787	294,875
Less: allowance for credit losses	(40,075)	(78,842)
	$341,712	$216,033

As of December 31, 2023 and 2022, approximately 68.2% and 57.6%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 15.9% and 43.2% of gross casino receivables as of December 31, 2023 and 2022, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the period (in thousands):

	December 31,
	2023	2022
Balance at beginning of year	$78,842	$111,319
Provision for credit losses	(3,964)	(7,295)
Write-offs	(47,611)	(30,100)
Recoveries of receivables previously written-off	12,897	4,987
Effect of exchange rate	(89)	(69)
Balance at end of period	$40,075	$78,842

Note 5 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Buildings and improvements	$8,459,085	$8,363,427
Land and improvements	1,228,652	1,195,717
Furniture, fixtures and equipment	3,311,478	3,165,659
Airplanes	110,623	110,623
Construction in progress	162,592	112,034
	13,272,430	12,947,460
Less: accumulated depreciation	(6,583,951)	(6,051,400)
	$6,688,479	$6,896,060

As of December 31, 2023 and 2022, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties.

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $625.0 million, $652.1 million, and $685.7 million, respectively.

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

Macau Operations Property Transfer Agreements

In December 2022, in accordance with the requirements of the Macau Gaming Law, Wynn Macau SA and Palo Real Estate Company Limited ("Palo"), a subsidiary of Wynn Macau SA, entered into agreements (collectively, the "Property Transfer Agreements") with the Macau government, pursuant to which Wynn Macau SA and Palo transferred the casino areas and gaming equipment of the Company's Macau Operations to the Macau government without compensation on December 31, 2022, and the Macau government agreed to transfer such casino areas and gaming equipment back to Wynn Macau SA as of January 1, 2023, for its use in the operation of games of chance at Wynn Macau and Wynn Palace as permitted under the Gaming Concession Contract through December 31, 2032. In exchange for the use of such assets, Wynn Macau SA has agreed to pay the Macau government an annual amount of MOP53.1 million (approximately $6.6 million) during each of the years ending December 31, 2023, 2024, and 2025, and an annual amount of MOP177.0 million (approximately $22.0 million) during each of the remaining years of the term of the Gaming Concession Contract through December 31, 2032, subject to adjustment

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in each year based on the average price index in Macau. As the Company expects to continue to operate the casino areas and gaming equipment at its Macau Operations in the same manner as under the previous concession, obtain substantially all of the economic benefits, and bear all of the risks arising from the use of these assets, and believes it will be awarded a new concession upon the expiration of the Gaming Concession Contract, the Company will continue to recognize the casino areas and gaming equipment as property and equipment over their remaining estimated useful lives. Pursuant to the Gaming Concession Contract, Wynn Macau SA will revert to the Macau government the casino areas and gaming equipment, without compensation and free of encumbrance, upon the rescission or termination of the gaming concession on December 31, 2032.

Note 6 - Goodwill and Intangible Assets, net

Goodwill and intangible assets, net consisted of the following (in thousands):

	December 31,
	2023	2022
Finite-lived intangible assets:
Macau gaming concession	$209,199	$48,304
Less: accumulated amortization	(20,920)	(48,304)
	188,279	—

Massachusetts gaming license	117,700	117,700
Less: accumulated amortization	(35,484)	(27,638)
	82,216	90,062

Other finite-lived intangible assets	50,154	65,194
Less: accumulated amortization	(17,801)	(8,920)
	32,353	56,274

Total finite-lived intangible assets	302,848	146,336

Indefinite-lived intangible assets:
Water rights and other	8,397	8,397
Total indefinite-lived intangible assets	8,397	8,397

Goodwill:
Balance at beginning of year	90,520	129,738
Foreign currency translation	—	(1,457)
Impairment	(72,057)	(37,761)
Balance end of period	18,463	90,520

Total goodwill and intangible assets, net	$329,708	$245,253

Massachusetts Finite-Lived Intangible Assets

The Massachusetts gaming license is a finite-lived intangible asset that is being amortized over the 15 year life of the license. The Company expects that amortization of the Massachusetts gaming license will be $7.8 million each year from 2024 through 2033, and $3.7 million in 2034.

Wynn Interactive Goodwill and Finite-Lived Intangible Assets

Other finite-lived intangible assets primarily consist of market access fees and gaming license fees. Market access fees relate to fees paid to gaming operators and other strategic partners that are approved or pending regulatory approval by a state's

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

regulator to operate online casino wagering and online sports betting in certain jurisdictions. The Company amortizes market access fees over their stated contractual term, which is typically ten years. The Company expects that amortization of Other intangible assets will be $6.0 million in 2024, $3.7 million in 2025, $3.0 million each year in 2026, 2027 and 2028, and $9.3 million thereafter.

During the year ended December 31, 2023, as a result of the Company's decision to cease operating Wynn Interactive's online sports betting and iGaming platform in certain jurisdictions announced in August 2023, the Company identified interim indicators of impairment related to the goodwill assigned to the WynnBET reporting unit within the Wynn Interactive reportable segment. As a result, the Company performed an impairment test and determined that the carrying value of its goodwill exceeded the estimated fair value of that reporting unit based on a combination of the income and cost approaches, causing the Company to recognize a goodwill impairment loss of $72.1 million. As of December 31, 2023, the Company had no remaining goodwill recorded related to the acquisition of BetBull Limited ("BetBull"), a subsidiary of Wynn Interactive. The Company also recognized impairment of other finite-lived intangible assets related to Wynn Interactive's closed operations totaling $22.4 million during the year ended December 31, 2023.

During the year ended December 31, 2022, as a result of changes in forecasts and other industry-specific factors and management's decision to cease the operations of Betbull Limited ("BetBull"), a subsidiary of Wynn Interactive, the Company recognized impairment of goodwill and other finite-lived intangible assets of $37.8 million and $10.3 million, respectively. In November 2021, Wynn Resorts announced the termination of a previously announced agreement and plan of merger which contemplated the combination of Wynn Interactive and a special purpose acquisition company. The Company concluded that the termination of the agreement constituted a potential indicator of impairment, and as a result of revisiting its estimated fair value of the reporting units comprising Wynn Interactive based on a combination of the income and market approaches, recognized goodwill impairment of $10.3 million during the year ended December 31, 2021.

Macau Gaming Concession

In December 2022, Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of Wynn Resorts, Limited, entered into a definitive gaming concession contract (the "Gaming Concession Contract") with the Macau government, pursuant to which Wynn Macau SA was granted a 10-year gaming concession commencing on January 1, 2023 and expiring on December 31, 2032, to operate games of chance at Wynn Palace and Wynn Macau. Under the terms of the Gaming Concession Contract, Wynn Macau SA is required to pay the Macau government an annual gaming premium consisting of a fixed and a variable portion. The fixed portion of the premium is composed of an annual amount equal to MOP30.0 million (approximately $3.7 million). The variable portion is composed of an annual amount equal to MOP300,000 (approximately $37 thousand) per gaming table located in special gaming halls reserved exclusively to particular games or players, MOP150,000 (approximately $19 thousand) per gaming table that is not reserved exclusively to particular games or players, and MOP1,000 (approximately $124) per gaming machine, including slot machines, operated by Wynn Macau SA. The amount of the variable portion of the premium cannot be less than the amount that would result from the permanent operation of 500 gaming tables and 1,000 gaming machines, i.e. MOP76.0 million (approximately $9.4 million).

In December 2022, in accordance with the requirements of the Macau Gaming Law, Wynn Macau SA and Palo entered into the Property Transfer Agreements (as defined in Note 5, "Property and Equipment, net"). Under the Property Transfer Agreements, Wynn Macau SA has agreed to make annual payments to the Macau government of MOP53.1 million (approximately $6.6 million) during each of the years ending December 31, 2024 and 2025, and an annual payment of MOP177.0 million (approximately $22.0 million) during each of the remaining years of the term of the Gaming Concession Contract through December 31, 2032, subject to adjustment in each year based on the average price index in Macau.

On January 1, 2023, the Company recognized an intangible asset and financial liability of MOP1.68 billion (approximately $208.3 million), representing the right to operate games of chance at Wynn Palace and Wynn Macau and the unconditional obligation to make payments under the Gaming Concession Contract. This intangible asset comprises the contractually obligated annual payments of fixed and variable premiums, as well as fees associated with the above-described Property Transfer Agreements. The contractually obligated annual variable premium payments associated with the intangible asset was determined using the total number of gaming tables and gaming machines that Wynn Macau SA is currently approved to operate by the Macau government. In the accompanying consolidated balance sheets, the noncurrent portion of the financial liability is included in "Other long-term liabilities" and the current portion is included in "Other accrued liabilities." The intangible asset is being amortized on a straight-line basis over the 10-year term of the Gaming Concession Contract. The Company expects that amortization of the Macau Gaming Concession will be $20.9 million each year from 2024 to 2032.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2023	2022
Macau Related:
WM Cayman II Revolver, due 2025(1)	$1,497,610	$1,500,473
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 4 1/2% Convertible Bonds, due 2029(2)	600,000	—

U.S. and Corporate Related:
WRF Credit Facilities(3):
WRF Term Loan, due 2024	73,683	837,500
WRF Term Loan, due 2027	730,692	—
WLV 4 1/4% Senior Notes, due 2023	—	500,000
WLV 5 1/2% Senior Notes, due 2025	1,380,001	1,780,000
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 7 3/4% Senior Notes, due 2025	—	600,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	600,000	—
Retail Term Loan, due 2025(4)	615,000	615,000
	11,826,986	12,162,973
WML Convertible Bond Conversion Option Derivative	73,744	—
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(162,393)	(46,114)
	11,738,337	12,116,859
Less: Current portion of long-term debt	(709,593)	(547,543)
Total long-term debt, net of current portion	$11,028,744	$11,569,316
(1)As of December 31, 2023, the borrowings under the WM Cayman II Revolver bear interest at the term secured overnight financing rate ("Term SOFR") plus a credit adjustment spread of 0.10% or HIBOR, in each case plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $312.5 million and $1.19 billion of the WM Cayman II Revolver bears interest at a rate of Term SOFR plus 1.975% per year and HIBOR plus 1.875% per year, respectively. As of December 31, 2023 and 2022, the weighted average interest rate was approximately 7.20% and 7.30%, respectively. As of December 31, 2023, the WM Cayman II Revolver was fully drawn.
(2)As of December 31, 2023, the net carrying amount of the WML Convertible Bonds was $479.5 million, with unamortized debt discount and debt issuance costs of $120.5 million. The Company recorded contractual interest expense of $22.1 million and amortization of discounts and issuance costs of $14.2 million during the year ended December 31, 2023.
(3)The WRF Credit Facilities bear interest at a rate of Term SOFR plus 1.85% per year. As of December 31, 2023 and 2022, the weighted average interest rate was approximately 7.21% and 6.14%, respectively. Additionally, as of December 31, 2023, the available borrowing capacity under the WRF Revolver was $736.5 million, net of $13.5 million in outstanding letters of credit.
(4)The Retail Term Loan bears interest at a rate of adjusted daily simple secured overnight financing rate ("SOFR") plus 1.80% per year. As of December 31, 2023 and 2022, the effective interest rate was 5.47% and 5.45%, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Macau Related Debt

WM Cayman II Revolver

On September 16, 2021, WM Cayman Holdings Limited II, an indirect wholly owned subsidiary of WML, as borrower ("WM Cayman II") and WML as guarantor, each an indirect subsidiary of Wynn Resorts, entered into a facility agreement with, among others, Bank of China Limited, Macau Branch as agent and a syndicate of lenders (the "Facility Agreement"), pursuant to which the lenders will make available in an aggregate amount of $1.50 billion equivalent revolving unsecured credit facility consisting of a U.S. dollar tranche in an amount of $312.5 million ("Facility A") and a Hong Kong dollar tranche ("Facility B") in an amount of HK$9.26 billion (approximately $1.19 billion) to WM Cayman II (the "WM Cayman II Revolver"). WM Cayman II has the ability to upsize the total WM Cayman II Revolver by an additional $1.00 billion equivalent under the Facility Agreement and related agreements upon the satisfaction of various conditions.

Due to the global phase out of London Interbank Offered Rate ("LIBOR"), on June 27, 2023, WM Cayman II, as borrower and WML, as guarantor, entered into an Amended and Restated Facility Agreement with Bank of China Limited, Macau Branch, as agent for the syndicate of lenders (as amended and restated, the "Amended and Restated Facility Agreement"), to transition the base rate applicable to loans denominated in U.S. dollars provided under WM Cayman II Revolver from LIBOR to Term SOFR. The new Term SOFR base rate became effective July 4, 2023.

Pursuant to the Amended and Restated Facility Agreement, loans provided under Facility A bear interest at a variable rate per annum equal to: (a) Term SOFR, plus a credit adjustment spread of 0.10% (subject to a minimum floor of 0.00%), plus (b) a margin of 1.875% to 2.875% based on the consolidated leverage ratio of WM Cayman II and its subsidiaries (as calculated pursuant to the Amended and Restated Facility Agreement), and loans provided under Facility B bear interest at a variable rate per annum equal to: (i) the Hong Kong Interbank Offered Rate, plus (ii) a margin of 1.875% to 2.875% based on the consolidated leverage ratio of WM Cayman II and its subsidiaries (as calculated pursuant to the Amended and Restated Facility Agreement).

The final maturity of all outstanding loans under the WM Cayman II Revolver is September 16, 2025, by which time any outstanding borrowings from the WM Cayman II Revolver must be repaid. WML, as guarantor, may be subject to certain restrictions on payments of dividends or distributions to its shareholders, unless certain financial criteria have been satisfied through the Facility Agreement.

WML Convertible Bonds

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company determined that the conversion feature contained within the WML Convertible Bonds is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative (the "WML Convertible Bond Conversion Option Derivative"). In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative will be reported at fair value as of the end of each reporting period, with changes recognized in the statements of operations. For more information, see "Note 8 - WML Convertible Bond Conversion Option Derivative." As a result, the Company recognized a debt discount of $123.5 million within Long-term debt, representing the estimated fair value of the holders' conversion option upon completion of the Offering. The debt discount will be amortized to interest expense over the term of the WML Convertible Bonds using the effective interest method. As of December 31, 2023, the estimated fair value of the WML Convertible Bond Conversion Option Derivative was a liability of $73.7 million, recorded within Long-term debt within the accompanying Consolidated Balance Sheet.

WML Senior Notes

WML's 4 7/8% Senior Notes due 2024, 5 1/2% Senior Notes due 2026, 5 1/2% Senior Notes due 2027, 5 5/8% Senior Notes due 2028, and 5 1/8% Senior Notes due 2029 (collectively, the "WML Senior Notes") bear interest at each of their respective interest rates and interest is payable semi-annually. The WML Senior Notes are WML's general unsecured obligations and rank pari passu in right of payment with all of WML's existing and future senior unsecured indebtedness, will rank senior to all of WML's future subordinated indebtedness, if any; will be effectively subordinated to all of WML's future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML's subsidiaries, including the WM Cayman II Revolver. The WML Senior Notes are not registered under the Securities Act of 1933, as amended (the "Securities Act") and the WML Notes are subject to restrictions on transferability and resale.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2023, WRF and certain of its subsidiaries entered into an amendment (the "WRF Credit Facility Agreement Amendment") to its existing credit agreement among Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto.

The WRF Credit Facility Agreement Amendment amends the WRF Credit Facility Agreement to: (i) transition the benchmark rate from LIBOR to Term SOFR and to make conforming changes, (ii) reduce the aggregate principal amount of revolving commitments under the revolving credit facility by $100.0 million, from $850.0 million to $750.0 million, (iii) extend the stated maturity date for lenders electing to extend their revolving commitments in an amount equal to approximately $681.3 million from September 20, 2024 to September 20, 2027, and (iv) extend the stated maturity date for lenders electing to extend their term loan commitments in an amount equal to approximately $749.4 million from September 20, 2024 to September 20, 2027. Lenders who elected not to extend their revolving commitments in an amount equal to approximately $68.7 million will remain subject to a stated maturity date of September 20, 2024, and lenders who elected not to extend their term loan commitments in an amount equal to approximately $75.6 million will remain subject to a stated maturity date of September 20, 2024. In connection with the WRF Credit Facility Agreement Amendment, the Company recognized a loss on debt financing transactions of $1.2 million within the accompanying Consolidated Statements of Operations, and the Company recorded debt issuance costs of $5.1 million, within the Consolidated Balance Sheet.

WRF Senior Notes

During 2020 and 2019, WRF and its subsidiary Wynn Resorts Capital Corp. (collectively with WRF, the "WRF Issuers"), each an indirect wholly owned subsidiary of the Company, issued $600.0 million aggregate principal amount of 7 3/4% Senior Notes due 2025 (the "2025 WRF Senior Notes") and $750.0 million aggregate principal amount of 5 1/8% Senior Notes due 2029 (the "2029 WRF Senior Notes").

In February 2023, the WRF Issuers issued $600.0 million aggregate principal amount of 7 1/8% Senior Notes due 2031 (the "2031 WRF Senior Notes") pursuant to an indenture among the WRF Issuers, the guarantors party thereto, and the Trustee, in a private offering. The 2031 WRF Senior Notes were issued at par, for proceeds of $596.2 million, net of $3.8 million of related fees and expenses. Also on February 16, 2023, the WRF Issuers completed a cash tender offer for any and all of the outstanding principal amount of the 2025 WRF Senior Notes, and accepted for purchase valid tenders with respect to $506.4 million and paid a tender premium of $12.4 million. The Company used a portion of the net proceeds from the offering of the 2031 WRF Senior Notes to purchase such tendered 2025 WRF Senior Notes and to pay related fees and expenses.

In April 2023, WRF repurchased all of the outstanding 2025 WRF Senior Notes using the remaining net proceeds from the issuance of the 2031 WRF Senior Notes and cash held by WRF, at a price equal to 101.938% of the principal amount plus accrued interest under the terms of its indenture.

In connection with the issuance of the 2031 WRF Senior Notes and purchase of the 2025 WRF Senior Notes, the Company recognized a loss on debt financing transactions of $10.6 million within the accompanying Consolidated Statements of Operations, and the Company recorded debt issuance costs of $11.4 million within the accompanying Consolidated Balance Sheet.

In February 2024, the WRF Issuers issued an additional $400.0 million aggregate principal amount of 7 1/8% Senior Notes due 2031 (the "2031 WRF Add-On Senior Notes" and collectively with the 2031 Senior Notes and 2029 Senior Notes, the "WRF Senior Notes") pursuant to a supplemental indenture to the 2031 Senior Notes indenture dated as of February 16, 2023. The 2031 WRF Add-On Senior Notes were issued at a price equal to 103.0% of the principal amount, for net proceeds of approximately $409 million. The Company used the net proceeds from the offering of the 2031 WRF Add-On Senior Notes and cash held by Wynn Resorts to repurchase $678.0 million of the outstanding principal amount of the 2025 WLV Senior Notes (see definition below) and to pay related fees and expenses.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In March 2023, the Company repurchased all of its outstanding 2023 WLV Senior Notes, representing an aggregate principal amount of $500.0 million, using cash held by WRF, at a price equal to 100% of the principal amount plus accrued interest under the terms of its indenture. In connection with the repurchase, the Company recognized a loss on debt financing transaction of $1.0 million within the accompanying Consolidated Statements of Operations.

In August 2023, Wynn Las Vegas repurchased $400.0 million aggregate principal amount of its 2025 WLV Senior Notes, at a price equal to 94% of the principal amount, plus accrued interest and an early tender premium of $20.0 million to the holders of validly tendered 2025 WLV Senior Notes. WRF used cash held by Wynn Resorts to purchase such tendered 2025 WLV Senior Notes and to pay the tender premium and related fees and expenses. In connection with the completion of the tender, the Company recognized a gain on debt financing transaction of $2.9 million within the accompanying Consolidated Statements of Operations.

In February 2024, Wynn Las Vegas repurchased $678.0 million aggregate principal amount of its 2025 WLV Senior Notes, at a price equal to 97.2% of the principal amount, plus accrued interest and an early tender premium of $20.3 million to the holders of validly tendered 2025 WLV Senior Notes. The Company used the net proceeds from the 2031 WRF Add-On Senior Notes and cash held by Wynn Resorts, to purchase such validly tendered 2025 WLV Senior Notes and to pay the tender premium and related fees and expenses.

The 2025 WLV Senior Notes and 2027 WLV Senior Notes are collectively referred to as the "WLV Senior Notes." The 2025 Indenture and 2027 Indenture are collectively referred to as the "WLV Indentures."

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

In 2018, Wynn Resorts purchased $20.0 million principal amount of each of the 2025 WLV Senior Notes and 2027 WLV Senior Notes through open market purchases, for a total of $40.0 million. As of December 31, 2023, Wynn Resorts holds this debt and has not contributed it to its wholly owned subsidiary, Wynn Las Vegas, LLC.

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

Retail Term Loan

In 2018, Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC (collectively, the "Retail Borrowers"), subsidiaries of the Retail Joint Venture, entered into a term loan agreement (together with its subsequent amendments, the "Retail Term Loan Agreement"). On June 2, 2023, the Borrowers entered into an amendment effective as of July 3, 2023, which amended the Retail Term Loan Agreement to transition the benchmark interest rate applicable to the secured loan in an aggregate principal amount of $615.0 million issued to the Borrowers thereunder from LIBOR to SOFR and to make related conforming changes to the Retail Term Loan Agreement.

The Retail Term Loan Agreement provides for a term loan facility to the Retail Borrowers of $615.0 million (the "Retail Term Loan"). The Retail Term Loan is secured by substantially all of the assets of the Retail Borrowers. The Retail Term Loan matures on July 24, 2025 and bears interest at a rate of SOFR plus an adjustment of 0.10% plus 1.70% per annum. The Retail Borrowers distributed approximately $589 million of the net proceeds of the Retail Term Loan to their members on a proportionate basis to each member's ownership percentage. The Retail Borrowers may prepay the Retail Term Loan, in whole or in part, at any time with no premium above the principal amount. In accordance with the Retail Term Loan Second Amendment, the Retail Borrowers entered into an interest rate collar agreement with a SOFR floor of 1.00% and a ceiling of 3.67%.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with the terms of the Retail Term Loan Agreement, the Retail Borrowers entered into an interest rate collar with a notional value of $615.0 million, the underlying reference rate of which was transitioned from LIBOR to SOFR concurrently with the Retail Term Loan. The interest rate collar establishes a range whereby the Retail Borrowers will pay the counterparty if one-month SOFR falls below the established floor rate of 1.00%, and the counterparty will pay the Retail Borrowers if one-month SOFR exceeds the ceiling rate of 3.67%. The interest rate collar settles monthly through the termination date in August 2024. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rate, respectively. The Company measures the fair value of the interest rate collar at each balance sheet date based on a Black-Scholes option pricing model, which incorporates observable market inputs such as market volatility and interest rates, with changes in fair value recorded in earnings. As of December 31, 2023, the fair value of the interest rate collar was an asset of $5.8 million, recorded in Prepaid expenses and other in the accompanying Consolidated Balance Sheets. As of December 31, 2022, the fair value of the interest rate collar was a liability of $10.4 million, of which $6.7 million was recorded in Prepaid expenses and other, and $3.7 million was recorded in Other assets in the accompanying Consolidated Balance Sheets.

Debt Covenant Compliance

As of December 31, 2023, management believes the Company was in compliance with all debt covenants.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2023 were as follows (in thousands):

Years Ending December 31,
2024	$711,154
2025	3,530,083
2026	1,037,471
2027	2,248,278
2028	1,350,000
Thereafter	2,950,000
11,826,986
WML Convertible Bond Conversion Option Derivative	73,744
Unamortized debt issuance costs and original issue discounts and premium, net	(162,393)
$11,738,337

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of December 31, 2023 and 2022, was approximately $11.49 billion and $11.23 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $11.83 billion, and $12.16 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

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

The following table sets forth the inputs to the lattice models that were used to value the embedded derivative:

	December 31, 2023		March 2, 2023 (Pricing date)
WML stock price	HK$	6.43	HK$	8.08
Estimated volatility	34.0%		26.0%
Risk-free interest rate	3.3%		4.2%
Expected term (years)	5.2		6.0
Dividend yield	0.0%		0.0%

In connection with the completion of the Offering on March 7, 2023, the Company recognized a debt discount and a corresponding liability for the embedded derivative, based on an estimated fair value of $123.5 million. The debt discount will be amortized to interest expense over the term of the WML Convertible Bonds using the effective interest method. As of December 31, 2023, the estimated fair value of the embedded derivative was a liability of $73.7 million, recorded within Long-term debt within the accompanying Consolidated Balance Sheet. In connection with the change in fair value, the Company recorded a gain of $49.7 million within Change in derivatives fair value in the accompanying Consolidated Statements of Operations for the year ended December 31, 2023.

Note 9 - Stockholders' Deficit

Equity Repurchase Program

In April 2016, the Company's board of directors authorized an equity repurchase program of up to $1.00 billion, which may include repurchases by the Company of its common stock from time to time through open market purchases, privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2023, the Company repurchased 2,206,573 shares of its common stock at an average price of $88.61 per share for an aggregate cost of $195.5 million under the equity repurchase program. During the year ended December 31, 2022, repurchased 2,956,331 shares of its common stock at an average price of $57.95 per share for an aggregate cost of $171.3 million under the equity repurchase program. As of December 31, 2023, the Company had $433.4 million in repurchase authority remaining under the program.

Dividends

The Company paid a cash dividend of $0.25 per share in each of the quarters ended June 30, 2023, September 30, 2023 and December 31, 2023 and recorded $28.5 million, $28.2 million and $28.4 million respectively, against accumulated deficit. No dividends were paid during the years ended December 31, 2022 and 2021.

On February 7, 2024, the Company declared a cash dividend of $0.25 per share, payable on February 29, 2024 to stockholders of record as of February 20, 2024.

Noncontrolling Interests

Wynn Macau, Limited

In October 2009, WML, the developer, owner and operator of Wynn Macau and Wynn Palace, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited through an initial public offering. The Company currently owns

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Retail Joint Venture

During the years ended December 31, 2023, 2022 and 2021, the Retail Joint Venture made aggregate distributions of $22.6 million, $27.7 million and $18.8 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 19, "Retail Joint Venture."

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	December 31, 2023	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,802,712	$—	$1,802,712	$—
Restricted cash	$90,226	$2,170	$88,056	$—
Fixed deposits	$550,000	$—	$550,000	$—
Interest rate collar	$5,769	$—	$5,769	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 8)	$73,744	$—	$—	$73,744

		Fair Value Measurements Using:
	December 31, 2022	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,950,857	$490,683	$1,460,174	$—
Restricted cash	$132,550	$6,891	$125,659	$—
Interest rate collar	$10,408	$—	$10,408	$—

Note 11 - Benefit Plans

Defined Contribution Plans

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income through contributions to this plan. The Company matches 50% of employee contributions, up to 6% of employees' eligible compensation. During the years ended December 31, 2023, 2022 and 2021, the Company recorded matching contribution expenses of $10.2 million, $8.7 million, and $8.0 million contributions, respectively.

Wynn Macau SA also operates a defined contribution retirement benefit plan (the "Wynn Macau Plan"). Eligible employees are allowed to contribute 5% of their base salary to the Wynn Macau Plan and the Company matches any contributions. On July 1, 2019, the Company offered the option for the eligible Macau resident employees to join the non-mandatory central provident fund (the "CPF") system. Eligible Macau resident employees joining the Company from July 1, 2019 onwards have the option of enrolling in the CPF system while the Company's existing Macau resident employees who are currently members of the Wynn Macau Plan will be provided with the option of joining the CPF system or staying in the existing Wynn Macau Plan, which will continue to be in effect in parallel. The CPF system allows eligible employees to contribute 5% or more of their base salary to the CPF while the Company matches with a 5% of such salary as employer's contribution to the CPF. The Company's matching contributions vest to the employee at 10% per year with full vesting in ten years. The assets of the Wynn Macau Plan and the CPF are held separately from those of the Company in independently administered funds and overseen by the Macau government. Forfeitures of unvested contributions are used to reduce the Company's liability for its contributions payable. During the years ended December 31, 2023, 2022 and 2021, the Company recorded matching contribution expenses of $16.3 million, $17.0 million, and $17.2 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Multi-Employer Pension Plans

Wynn Las Vegas, LLC contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the collective-bargaining agreement with the Culinary Workers Union, Local 226, and Bartenders Union, Local 165, which expires November 30, 2028. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the "Plan") (EIN: 88-6016617 Plan Number: 1). The Company recorded expenses of $15.8 million, $13.5 million, and $9.8 million for contributions to the Plan for the years ended December 31, 2023, 2022 and 2021, respectively. For the 2022 plan year, the most recent for which plan data is available, the Company's contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on information the Company received from the Plan, it was certified to be in neither endangered nor critical status for the 2022 plan year. Wynn Las Vegas, LLC contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the collective bargaining agreement with the International Brotherhood of Teamsters, Local 986, which expires July 21, 2024. The legal name of the multi-employer pension plan is the Western Conference of Teamsters Pension Trust Fund (the "Fund") (EIN: 91-6145047 Plan Numbers: 217718, 217830). The Company recorded expenses of $0.2 million for contributions to the Fund for the year ended December 31, 2023.

Beginning as of January 1, 2024, Encore Boston Harbor contributes to multi-employer defined benefit pension plans for certain of its union employees under the terms of the collective-bargaining agreement with UNITE HERE Local 26 affiliated with UNITE HERE and International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers, Local 25, which expires on August 31, 2026. The legal names of the multi-employer pension plans are the UNITE HERE! Workers and Hospitality Employers Variable Defined Benefit Pension Fund (the "UNITE Plan") (EIN: 45-4227067 Plan Number: 026) and the New England Teamsters Pension Fund (the "Teamsters Plan") (EIN: 04-6372430 Plan Number: 001). Based on information the Company received from the UNITE Plan, it was certified to be in neither endangered nor critical status for 2022. Based on information the Company received from the Teamsters Plan, it is in critical and declining status for 2024 as defined in the Pension Protection Act of 2006, and as amended by the Multiemployer Pension Reform Act of 2014.

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

Note 12 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	December 31, 2023	December 31, 2022	Increase/ (Decrease)	December 31, 2022	December 31, 2021	Increase/ (Decrease)
Casino outstanding chips and front money deposits(1)	$433,269	$390,531	$42,738	$390,531	$352,830	$37,701
Advance room deposits and ticket sales(2)	89,640	85,019	4,621	85,019	55,438	29,581
Other gaming-related liabilities(3)	24,964	31,265	(6,301)	31,265	26,515	4,750
Loyalty program and related liabilities(4)	31,106	35,083	(3,977)	35,083	34,695	388
	$578,979	$541,898	$37,081	$541,898	$469,478	$72,420
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

Note 13 - Stock-Based Compensation

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

As of December 31, 2023, the Company had 1,585,472 shares of its common stock available for grant as share-based awards under the WRL Omnibus Plan.

Wynn Macau, Limited Share Option and Share Award Plans

The Company's majority-owned subsidiary, WML, has two stock-based compensation plans that provide awards based on shares of WML's common stock. The shares available for issuance under these plans are separate and distinct from the common stock of Wynn Resorts' share plan and are not available for issuance for any awards under the Wynn Resorts share plan. The maximum number of shares which may be issued pursuant to WML's stock-based compensation plans is a combined aggregate of 523,843,160 shares. As of December 31, 2023, there were 521,567,160 shares available for issuance under WML's stock-based compensation plans.

WML Share Option Plan ("WML Share Option Plan")

WML adopted the WML Share Option Plan on May 25, 2023 to supersede its share option plan adopted on May 30, 2019. The WML share option plan allows for the grant of stock options to purchase shares of WML to eligible directors and employees of WML, its subsidiaries, and related entities, and service providers of WML and its subsidiaries. The WML Share Option Plan is administered by WML's board of directors, which has the discretion on the vesting and service requirements, exercise price, performance targets to exercise if applicable and other conditions, subject to certain limits. The WML Share Option Plan was adopted for a period of 10 years commencing from May 25, 2023.

WML Employee Share Ownership Scheme (the "WML Share Award Plan")

WML adopted the WML Share Award Plan on May 25, 2023 to supersede its employee ownership scheme adopted on June 30, 2014. The Share Award Plan allows for the grant of nonvested shares of WML's common stock to eligible directors and employees of WML, its subsidiaries, and related entities, and service providers of WML and its subsidiaries. The WML Share Award Plan was adopted for a period of 10 years commencing from May 25, 2023.

Wynn Interactive Ltd. 2020 Omnibus Incentive Plan (the "WIL Omnibus Plan")

On October 23, 2020, the Wynn Interactive board of directors adopted the WIL Omnibus Plan. The WIL Omnibus Plan, which is administered by the Wynn Interactive board of directors, allows for an aggregate number of shares totaling 101,419 for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other share-based awards to eligible participants. As of December 31, 2023, there were 30,984 shares available to grant under the WIL Omnibus Plan.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

The summary of stock option activity for the year ended December 31, 2023 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
WRL Omnibus Plan
Outstanding as of January 1, 2023	56,269	$61.14
Granted	—	$—
Exercised	(32,284)	$60.89
Forfeited or expired	—	$—
Outstanding as of December 31, 2023	23,985	$61.48	1.48	$710,776
Fully vested and expected to vest as of December 31, 2023	23,985	$61.48	1.48	$710,776
Exercisable as of December 31, 2023	23,985	$61.48	1.48	$710,776

WML Share Option Plan
Outstanding as of January 1, 2023	33,003,400	$1.68
Granted	5,017,000	$0.76
Exercised	—	$—
Forfeited or expired	(800,000)	$3.18
Outstanding as of December 31, 2023	37,220,400	$1.52	6.85	$1,367,352
Fully vested and expected to vest as of December 31, 2023	37,220,400	$1.52	6.85	$1,367,352
Exercisable as of December 31, 2023	19,288,200	$1.96	5.45	$210,563

WIL Omnibus Plan
Outstanding as of January 1, 2023	79,883	$878.27
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(12,145)	$489.23
Outstanding as of December 31, 2023	67,738	$111.35	6.98	$—
Fully vested and expected to vest as of December 31, 2023	67,738	$111.35	6.98	$—
Exercisable as of December 31, 2023	59,525	$113.49	6.95	$—

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is provided for stock options under the Company's stock-based compensation plans (in thousands, except weighted average grant date fair value):

	Year Ended December 31,
	2023	2022	2021
WRL Omnibus Plan(1)
Weighted average grant date fair value	$—	$18.56	$—

WML Share Option Plan(2)
Weighted average grant date fair value	$0.25	$0.26	$0.26
Intrinsic value of stock options exercised	$—	$—	$—
Cash received from the exercise of stock options	$—	$—	$—

WIL Omnibus Plan(3)
Weighted average grant date fair value	$—	$35.36	$159.51
Intrinsic value of stock options exercised	$—	$1,241	$—
(1)As of December 31, 2023, there was no unamortized compensation expense related to stock options.
(2)As of December 31, 2023, there was $5.0 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.18 years.
(3)As of December 31, 2023, there was $1.6 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 0.97 years.

Option Valuation Inputs

The fair value of stock options granted under the WRL Omnibus Plan was estimated on the date of grant using the following weighted average assumption:

	Year Ended December 31,
	2023	2022	2021
Expected dividend yield	—%	—%	—%
Expected volatility	—%	56.9%	—%
Risk-free interest rate	—%	2.7%	—%
Expected term (years)	—	1.8	—

The fair value of stock options granted under WML's Share Option Plan was estimated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected dividend yield	5.7%	1.3%	2.9%
Expected volatility	53.8%	45.7%	46.4%
Risk-free interest rate	3.6%	3.2%	1.1%
Expected term (years)	6.5	6.5	6.5

The fair value of stock options granted under the WIL Omnibus Plan was estimated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected dividend yield	—%	—%	—%
Expected volatility	—%	47.5%	50.0%
Risk-free interest rate	—%	2.93%	0.60%
Expected term (years)	—	5.1	6.3

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nonvested and performance nonvested shares

The summary of nonvested and performance nonvested share activity under the Company's stock-based compensation plans for the year ended December 31, 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value
WRL Omnibus Plan
Nonvested as of January 1, 2023	838,471	$93.18
Granted	727,522	$94.13
Vested	(565,079)	$88.24
Forfeited	(23,256)	$89.31
Nonvested as of December 31, 2023	977,658	$96.62

WML Share Award Plan
Nonvested as of January 1, 2023	20,318,446	$0.97
Granted	6,908,870	$1.08
Vested	(3,746,630)	$1.44
Forfeited	(1,148,880)	$1.07
Nonvested as of December 31, 2023	22,331,806	$0.92

WIL Omnibus Plan
Nonvested as of January 1, 2023	10,886	$37.20
Granted	—	$—
Vested	(1,854)	$37.07
Forfeited	(6,822)	$37.31
Nonvested as of December 31, 2023	2,210	$36.95

Certain members of the executive management team receive grants of nonvested share awards that are subject to service and performance conditions. Generally, these awards vest if certain fair share metrics (as approved by the Company's Compensation Committee of the Board of Directors) are attained over a one-, two-, or three-year performance period. The Company records expense for these awards if it determines that vesting is probable. At December 31, 2023, all performance nonvested awards were deemed to be probable of vesting; however, none of the performance criteria contingencies have been resolved. The activity for these performance nonvested shares is included in the table above.

The following is provided for the share awards under the Company's stock-based compensation plans (in thousands, except weighted average grant date fair value):

	Year Ended December 31,
	2023	2022	2021
WRL Omnibus Plan
Weighted average grant date fair value	$94.13	$62.34	$108.68
Fair value of shares vested	$56,689	$52,965	$41,133

WML Share Award Plan
Weighted average grant date fair value	$1.08	$0.62	$1.56
Fair value of shares vested	$3,941	$20,547	$4,771

As of December 31, 2023, there was $55.8 million of unamortized compensation expense related to nonvested shares under the WRL Omnibus Plan, which is expected to be recognized over a weighted average period of 2.24 years. As of

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2023, there was $12.5 million of unamortized compensation expense under the WML Share Award Plan, which is expected to be recognized over a weighted average period of 2.51 years.

Performance Share Units ("PSUs")

Certain members of the Wynn Resorts executive management team receive grants of PSUs that are subject to service and market conditions. Each PSU represents the right to receive between 0 and 1.6 shares of Wynn Resorts common stock depending on the performance of the common stock over a three-year period. The summary of PSU activity during the year ended December 31, 2023 is provided below:

	Units	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2023	—	$—
Granted	24,910	$121.70
Vested	—	$—
Forfeited	—	$—
Nonvested as of December 31, 2023	24,910	$121.70

The fair value of PSUs granted under the WRL Omnibus Plan during the year ended December 31, 2023 was estimated on the date of grant using a risk-free rate of 3.80% and expected volatility of 55.0%.

Annual Incentive Bonus

Certain members of the Company's management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $8.0 million, $6.6 million and $9.3 million for each of the years ended December 31, 2023, 2022 and 2021, respectively. The Company settled its obligations for the 2023, 2022, and 2021 annual incentive bonuses by issuing 84,130, 67,320, and 108,224 of vested shares with a weighted-average grant date fair value of $95.26, $98.61, and $85.80, in January of the respective following year.

Compensation Cost

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Casino	$2,163	$12,401	$13,899
Rooms	800	1,252	1,525
Food and beverage	1,636	2,417	3,264
Entertainment, retail and other(1)	8,230	10,964	19,978
General and administrative	51,686	40,593	56,572
Total stock-based compensation expense	64,515	67,627	95,238
Total stock-based compensation capitalized	5,268	3,246	5,058
Total stock-based compensation costs	$69,783	$70,873	$100,296
(1)In 2021, reflects compensation cost of $2.7 million recognized in connection with the vesting of restricted stock performance awards.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized income tax benefits in the Consolidated Statements of Operations of $10.0 million, $9.3 million, and $14.9 million, respectively, related to stock-based compensation expense. Additionally, during the years ended December 31, 2023, 2022, and 2021, the Company realized tax benefits of $7.5 million, $8.9 million, and $8.0 million, respectively, related to stock option exercises and restricted stock vesting that occurred in those years.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14 - Income Taxes

Consolidated income (loss) before taxes for United States ("U.S.") and foreign operations consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$142,775	$339,513	$(264,323)
Foreign	142,608	(1,039,549)	(747,193)
Total	$285,383	$(700,036)	$(1,011,516)

The income tax provision (benefit) attributable to income before income taxes is as follows (in thousands):

	December 31,
	2023	2022	2021
Current
U.S. Federal	$(248)	$825	$—
U.S. State	6,337	2,882	—
Foreign	(194)	2,510	2,746
Total	5,895	6,217	2,746
Deferred
U.S. Federal	(483,786)	1,450	(176)
U.S. State	(20,310)	1,674	(20)
Foreign	1,367	(9)	(2,076)
Total	(502,729)	3,115	(2,272)
Total income tax provision (benefit)	$(496,834)	$9,332	$474

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	December 31,
	2023	2022	2021
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State tax	(2.8)%	0.3%	1.6%
Foreign tax credits, net of valuation allowance	(139.8)%	12.5%	0.7%
Non-taxable foreign income	(9.6)%	(5.7)%	(3.0)%
Foreign tax rate differential	0.4%	(17.0)%	(9.4)%
Valuation allowance, other	(43.8)%	(3.1)%	(6.8)%
Other, net	0.5%	(9.3)%	(4.1)%
Effective income tax rate	(174.1)%	(1.3)%	—%

In 2024, Wynn Macau SA received an exemption from Macau's 12% Complementary Tax on casino gaming profits from January 1, 2023 through December 31, 2027. For the year ended December 31, 2022, the Company did not have any casino gaming profits exempt from the Macau Complementary Tax. For the year ended December 31, 2023, the Company was exempt from the payment of Macau Complementary Tax totaling $77.4 million or $0.69 per diluted share. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

In 2024, Wynn Macau SA renewed its agreement with the Macau government that provides for a payment in lieu of complementary tax on dividend distributions which would otherwise be borne by stockholders of Wynn Macau SA from January 1, 2023 through December 31, 2025. The payment is $5.5 million for the year ended December 31, 2023.

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. During the years ended December 31, 2023 and 2022, the aggregate

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

valuation allowance for deferred tax assets decreased $1.10 billion and $64.1 million, respectively. The 2023 decrease is primarily related to the release of valuation allowance on foreign tax credits ("FTCs") and certain deferred tax assets as a result of achieving sustained profitability in the U.S. The 2022 decrease is primarily related to utilization of FTCs and expiration of NOL carryforwards.

The Company recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock and accrued dividends of $2.3 million, $0.7 million, and $1.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, in excess of the amounts reported for such items as compensation costs under accounting standards related to stock-based compensation.

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets—U.S.:
Foreign tax credit carryforwards	$1,244,149	$1,917,822
Disallowed interest expense carryforward	156,224	164,676
Net operating loss carryforward	160,778	107,407
Lease liability	371,032	366,519
Property and equipment	50,903	15,220
Receivables, inventories, accrued liabilities and other	21,854	16,610
Stock-based compensation	9,984	8,332
Other tax credit carryforwards	19,813	11,289
Intangibles and related other	41,914	25,423
Other	—	5,849
	2,076,651	2,639,147
Less: valuation allowance	(1,172,982)	(2,253,912)
	903,669	385,235
Deferred tax liabilities—U.S.:
Leased asset	(371,032)	(366,519)
Prepaid insurance, maintenance and taxes	(16,186)	(14,138)
Property and equipment	—	(194)
Other	(15,584)	(7,612)
	(402,802)	(388,463)
Deferred tax assets—Foreign:
Net operating loss carryforwards	78,842	109,114
Property and equipment	87,849	74,439
Other	3,275	3,688
	169,966	187,241
Less: valuation allowance	(167,599)	(183,290)
	2,367	3,951
Deferred tax liabilities—Foreign:
Property and equipment	(2,357)	(2,628)
	(2,357)	(2,628)

Net deferred tax asset (liability)	$500,877	$(1,905)

As of December 31, 2023, the Company had FTC carryforwards (net of uncertain tax positions) of $1.2 billion. Of this amount, $710.7 million will expire in 2024, $47.2 million in 2025, and $486.2 million in 2027. The Company has a disallowed

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

interest carryforward of $682.3 million which does not expire. As of December 31, 2023, the Company had U.S. federal and state tax loss carryforwards of $624.6 million. As of December 31, 2022, the Company had U.S. federal and state tax loss carryforwards of $417.3 million. U.S. federal tax loss carryforwards do not expire. The Company incurred foreign tax losses of $55.1 million, $424.2 million and $394.1 million during the tax years ended December 31, 2023, 2022 and 2021, respectively. The majority of foreign tax loss carryforwards expire in 2026, 2025 and 2024, respectively.

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

In 2023, the Company considered both the achievement of sustained profitability and cumulative income as well as forecasted income and tax planning strategies to be significant forms of positive evidence. The Company determined that the positive evidence outweighed the negative evidence and supported a release of a portion of the valuation allowance. Therefore, the Company recorded a $1.10 billion net decrease to valuation allowances, including a $971.7 million decrease to valuation allowance on FTC carryforwards. Of the $971.7 million decrease, $97.5 million relates to current year utilization and $572.6 million relates to expirations of FTCs in 2023. The remaining $301.6 million represents FTCs more likely than not to be realized based on future taxable income and tax planning strategies. The Company also recorded a $158.0 million decrease in valuation allowance on disallowed interest expense carryforward. The need for valuation allowances against deferred tax assets will be reassessed on a continuous basis in future periods and, as a result, the allowance may increase or decrease based on changes in facts and circumstances.

The Company relied solely on the reversal of net taxable temporary differences in assessing the need for a valuation allowance in the year ended December 31, 2022.

As of December 31, 2023 and 2022, the Company had valuation allowances provided on its deferred tax assets as follows (in thousands):

	December 31,
	2023	2022
Foreign tax credits	$941,249	$1,912,955
Disallowed interest expense carryforwards	—	157,990
Intangible assets	46,084	27,164
U.S. loss carryforwards	160,778	107,407
Other U.S. deferred tax assets	24,872	48,396
Foreign loss carryforwards	80,569	109,283
Other foreign deferred tax assets	87,029	74,007
Total	$1,340,581	$2,437,202

The Company had the following activity for unrecognized tax benefits as follows (in thousands):

	December 31,
	2023	2022	2021
Balance at beginning of period	$135,979	$141,515	$107,661
Increases based on tax positions of the current year	15,818	12,068	14,079
Increases based on tax positions of prior years	—	—	66,043
Reductions based on tax positions of prior years	—	(2,637)	(35,633)
Reductions due to lapse in statutes of limitations	(16,126)	(14,967)	(10,635)
Balance at end of period	$135,671	$135,979	$141,515

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2023, 2022 and 2021, unrecognized tax benefits of $135.7 million, $135.9 million and $141.5 million, respectively, were recorded as reductions in deferred income taxes, net. The Company had no unrecognized tax benefits recorded in other long-term liabilities as of December 31, 2023, 2022 and 2021.

As of December 31, 2023, 2022 and 2021, $69.0 million, $69.0 million and $74.3 million, respectively, of unrecognized tax benefits would, if recognized, impact the effective tax rate.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. During each of the years ended December 31, 2023, 2022 and 2021, the Company recognized no interest and penalties.

The Company anticipates that the 2019 statute of limitations will expire in the next 12 months for certain foreign tax jurisdictions. Also, the Company's unrecognized tax benefits include certain income tax accounting methods, which govern the timing and deductibility of income tax deductions. As a result, the Company's unrecognized tax benefits could decrease up to $1.5 million over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company's income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. The Company's 2002 to 2019 domestic income tax returns remain subject to examination by the IRS to the extent tax attributes carryforward to future years. The Company's 2020 to 2022 domestic income tax returns also remain subject to examination by the IRS. The Company's 2019 to 2022 Macau income tax returns remain subject to examination by the Financial Services Bureau.

The Company has participated in the IRS Compliance Assurance Program ("CAP") for the 2012 through 2023 tax years and will continue to participate in the IRS CAP for the 2024 tax year.

On December 31, 2023, 2022 and 2021, the statute of limitations for the 2018, 2017, and 2016 Macau Complementary tax return expired, respectively. As a result of the expiration of the statute of limitations for the Macau Complementary Tax return, the total amount of unrecognized tax benefits decreased by $16.1 million, $15.0 million, and $10.6 million, respectively.

Note 15 - Earnings Per Share

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited - basic	$729,994	$(423,856)	$(755,786)
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds	(16,495)	—	—
Net income (loss) attributable to Wynn Resorts, Limited - diluted	$713,499	$(423,856)	$(755,786)

Denominator:
Weighted average common shares outstanding	112,523	113,623	113,760
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	332	—	—
Weighted average common and common equivalent shares outstanding	112,855	113,623	113,760

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$6.49	$(3.73)	$(6.64)
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$6.32	$(3.73)	$(6.64)

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	238	895	925

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16 - Leases

Lessee Arrangements

The following table summarizes the balance sheet classification of the Company's lease assets and liabilities (in thousands):

		December 31,
	Balance Sheet Classification	2023	2022
Assets
Operating leases	Operating lease assets	$1,832,896	$1,853,164
Finance leases	Property and equipment, net	$43,078	$52,848

Current liabilities
Operating leases	Other accrued liabilities	$9,295	$9,905
Finance leases	Other accrued liabilities	$13,412	$18,416

Non-current liabilities
Operating leases	Long-term operating lease liabilities	$1,631,749	$1,615,157
Finance leases	Other long-term liabilities	$24,028	$29,407

The following tables disclose the components of the Company's lease cost, supplemental cash flow disclosures, and other information regarding the Company's lease arrangements (in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease cost:
Operating lease cost	$17,173	$18,321	$22,878
Triple-net operating lease cost related to Encore Boston Harbor	141,722	11,773	—
Short-term lease cost	27,468	21,060	16,224
Amortization of leasehold interests in land	13,666	13,728	13,862
Variable lease cost	1,868	1,081	911
Finance lease interest cost	2,363	2,131	2,216
Total lease cost	$204,260	$68,094	$56,091

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$26,657	$1,519,628	$3,761
Finance lease liabilities arising from obtaining finance lease assets	$8,842	$5,906	$7,423
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities - Operating leases	$139,054	$26,094	$21,404
Cash used in financing activities - Finance leases	$19,267	$18,188	$15,658

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2023	2022	2021
Other information:
Weighted-average remaining lease term - Operating leases	30.1 years	31.1 years	46.5 years
Weighted-average remaining lease term - Finance leases	19.7 years	16.0 years	14.0 years

Weighted-average discount rate - Operating leases	8.0%	8.0%	6.6%
Weighted-average discount rate - Finance leases	5.8%	5.0%	4.7%

The following table presents an analysis of lease liability maturities as of December 31, 2023 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024	$142,219	$15,064
2025	142,674	4,348
2026	142,954	4,016
2027	145,444	2,551
2028	146,561	989
Thereafter	3,836,365	61,796
Total undiscounted cash flows	$4,556,217	$88,764
Present value
Short-term lease liabilities	$9,295	$13,412
Long-term lease liabilities	1,631,749	24,028
Total lease liabilities	$1,641,044	$37,440
Interest on lease liabilities	$2,915,173	$51,324

Encore Boston Harbor Lease

The Company leases the real estate assets of Encore Boston Harbor pursuant to a triple-net operating lease agreement with an initial term of 30 years from December 2022 to November 2052, which may be renewed for one additional thirty-year term. The lease has an initial base rent of $100 million per year, which increases at a fixed rate of 1.75% per year for the first ten years and the greater of 1.75% or change in consumer price index, subject to a cap of 2.5%, each year for the remaining term of the lease. In addition, certain fixed payments in lieu of taxes ("PILOT") made on behalf of the lessor are included in lease payments for the purpose of measuring the associated operating lease assets and liabilities.

The lease payments, inclusive of PILOT payments, are $124.1 million in 2024, $126.4 million in 2025, $128.8 million in 2026, $131.3 million in 2027, $133.7 million in 2028, and $3.43 billion thereafter. At December 31, 2023, the total liability associated with the lease was $1.51 billion.

Ground Leases

Undeveloped Land - Las Vegas

The Company leases approximately 16 acres of undeveloped land on Las Vegas Boulevard directly across from Wynn Las Vegas in Las Vegas, Nevada, pursuant to a lease agreement which expires in 2097. The ground lease payments, which increase at a fixed rate over the term of the lease, are $4.0 million per year from 2024 to 2028 and total payments of $347.8 million thereafter. As of December 31, 2023 and 2022, the liability associated with this lease was $64.8 million and $64.3 million, respectively.

At December 31, 2023 and 2022, operating lease assets included approximately $82.5 million and $83.6 million, respectively, related to an amount allocated to the leasehold interest in land upon the acquisition of a group of assets in 2018.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company expects that the amortization of this amount will be $1.1 million each year from 2024 through 2096 and $0.7 million in 2097.

Macau Land Concessions

Wynn Palace and Wynn Macau were built on land that is leased under Macau land concession contracts each with terms of 25 years from May 2012 and August 2004, respectively, which may be renewed with government approval for successive 10-year periods in accordance with Macau legislation. The land concession payments are expected to be $1.5 million per year through 2028 and total payments of $8.4 million thereafter through 2037. At December 31, 2023 and 2022, the total liability associated with these leases was $10.4 million and $13.6 million, respectively.

At December 31, 2023 and 2022, operating lease assets included $141.2 million and $154.1 million of leasehold interests in land related to the Wynn Palace and Wynn Macau land concessions. The Company expects that the amortization associated with these leasehold interests will be approximately $12.5 million per year from 2024 through 2028 and approximately $9.3 million per year thereafter through 2037.

Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Minimum rental income	$131,901	$126,226	$104,860
Contingent rental income	96,831	62,586	97,521
Total rental income	$228,732	$188,812	$202,381

The following table presents the future minimum rentals to be received under operating leases (in thousands):

Year Ending December 31,	Operating Leases
2024	$135,414
2025	120,675
2026	87,482
2027	69,912
2028	42,834
Thereafter	65,961
Total future minimum rentals	$522,278

Note 17 - Related Party Transactions

Wynn Al Marjan Island Agreements

In 2022, the Company, its co-investors in Wynn Al Marjan Island, and Island 3 AMI FZ-LLC entered into agreements whereby the Company has agreed to perform certain design and development services with respect to Wynn Al Marjan Island as well as certain related preopening services, in exchange for the reimbursement of its costs incurred in performing such services. The Company has additionally agreed to perform management services of the Wynn Al Marjan Island integrated resort upon its opening, expected to be in 2027. During the year ended December 31, 2023, the Company was reimbursed $19.8 million by Island 3 AMI FZ-LLC, for reimbursable costs. No costs were reimbursed during the year ended December 31, 2022. As of December 31, 2023 and 2022, the Company was owed $8.7 million and $5.0 million, respectively, by Island 3 AMI FZ-LLC, for reimbursable costs recorded in "Prepaid expenses and other" in the accompanying consolidated balance sheets.

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

Amounts Due to Officers, Directors and Former Directors

The Company periodically provides services to certain executive officers, directors or former directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers, directors or former directors reimburse the Company. The Company requires prepayment for any such services, which amounts are replenished on an ongoing basis as needed. As of December 31, 2023 and 2022, these net deposit balances with the Company were immaterial, as were the services provided.

Note 18 - Commitments and Contingencies

Macau Gaming Concession

Wynn Macau SA committed to make certain non-gaming and gaming investments in the amount of MOP17.73 billion (approximately $2.20 billion) over the course of the ten-year term of the Gaming Concession Contract. MOP16.50 billion (approximately $2.05 billion) of the committed investment will be used for non-gaming capital projects and event programming in connection with, among others, attraction of foreign tourists, conventions and exhibitions, entertainment performances, sports events, culture and art, health and wellness, themed amusement, gastronomy, community tourism and maritime tourism. Wynn Macau SA agreed, as part of its commitment for its Gaming Concession Contract, to increase its investment in non-gaming projects (original commitment of MOP16.50 billion (approximately $2.05 billion) by 20% once market-wide gross gaming revenues reached MOP180.00 billion (approximately $22.36 billion) in any one year (the "Trigger Event"). As market wide gross gaming revenue exceeded MOP180.00 billion (approximately $22.36 billion) in 2023, the Trigger Event occurred at the end of 2023 and each gaming concessionaire is now required to increase its original committed investment amount in non-gaming projects by 20%. Wynn Macau SA will comply with its further investment commitment by investing MOP3.30 billion (approximately $409.9 million) over the course of the remaining 9 years of the Gaming Concession Contract in non-gaming capital projects. The scope, nature and timing of the additional investment in non-gaming capital projects will be mutually agreed between Wynn Macau SA and the Macau SAR Government in due course and according to the terms of the Gaming Concession Contract.

Additionally, Wynn Macau SA committed to make the following payments throughout the term of the Gaming Concession Contract:

(i) Special gaming premium - The Company is obligated to pay a special annual gaming premium if the average of the gross gaming revenues of the Company's gaming tables and gaming machines is lower than a certain minimum amount determined by the Macau government. A minimum average annual gross gaming revenue of MOP7.0 million (approximately $0.9 million) per gaming table and MOP300,000 (approximately $37 thousand) per gaming machine has been set by Macau government. If Wynn Macau SA fails to reach such minimum gross gaming revenue, Wynn Macau SA will be required to pay a special premium equal to the difference between the special gaming tax calculated based on the actual gross gaming revenue and that of such minimum gross gaming revenue.

(ii) Special levies, totaling 5% of gross gaming revenues. The Macau government may reduce the special levies payable by Wynn Macau SA (1) based on Wynn Macau SA’s contribution to the attraction of tourists who enter Macau for tourism and

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Wynn Al Marjan Island Funding Commitment

Pursuant to the shareholders' agreement governing Island 3 AMI FZ-LLC, the unconsolidated entity in which the Company has a 40% ownership interest and which owns the Wynn Al Marjan Island integrated resort development project in Ras Al Khaimah, United Arab Emirates, the Company, and the entity's other shareholders, have committed to fund the development of the project through capital contributions in an amount up to its pro rata share of at least 20% of the project budget. The amount and timing of such contributions are subject to approval by the entity's shareholders.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three- to five-year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts). As of December 31, 2023, the Company was obligated to make future payments of $97.0 million, $66.1 million, $25.1 million, $6.8 million, $2.1 million, and $2.7 million during the years ending December 31, 2024, 2025, 2026, 2027, 2028, and thereafter, respectively.

Other Commitments

The Company has additional commitments for open purchase orders, construction contracts, payment obligations to communities surrounding Encore Boston Harbor, and performance and other miscellaneous contracts. As of December 31, 2023, the Company was obligated under these arrangements to make future minimum payments as follows (in thousands):

Year Ending December 31,
2024	$320,474
2025	104,317
2026	43,598
2027	32,326
2028	28,152
Thereafter	110,341
Total minimum payments	$639,208

Letters of Credit

As of December 31, 2023, the Company had outstanding letters of credit of $13.5 million.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Note 19 - Retail Joint Venture

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

As of December 31, 2023 and 2022, the Retail Joint Venture had total assets of $102.5 million and $102.9 million, respectively, and total liabilities of $621.9 million and $620.9 million, respectively. The Retail Joint Venture's total liabilities as of December 31, 2023 and 2022 included long-term debt of $614.1 million and $613.5 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the Company's segment information (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating revenues
Macau Operations:
Wynn Palace
Casino	$1,471,280	$255,886	$677,917
Rooms	201,783	40,079	69,022
Food and beverage	104,566	35,546	47,985
Entertainment, retail and other(1)	109,215	78,778	88,083
	1,886,844	410,289	883,007
Wynn Macau
Casino	970,269	216,639	476,999
Rooms	109,308	25,691	50,492
Food and beverage	68,017	25,334	32,420
Entertainment, retail and other(1)	65,940	43,585	66,104
	1,213,534	311,249	626,015
Total Macau Operations	3,100,378	721,538	1,509,022

Las Vegas Operations:
Casino	628,185	535,279	426,440
Rooms	784,385	651,291	425,777
Food and beverage	770,401	702,515	489,587
Entertainment, retail and other(1)	297,635	243,051	161,877
Total Las Vegas Operations	2,480,606	2,132,136	1,503,681

Encore Boston Harbor:
Casino	648,668	624,738	552,064
Rooms	90,195	85,078	47,280
Food and beverage	85,653	82,818	63,919
Entertainment, retail and other(1)	41,270	38,439	28,260
Total Encore Boston Harbor	865,786	831,073	691,523

Wynn Interactive:
Entertainment, retail and other	85,127	72,078	59,438
Total Wynn Interactive	85,127	72,078	59,438

Total operating revenues	$6,531,897	$3,756,825	$3,763,664
(1)Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 16, "Leases".

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2023	2022	2021
Adjusted Property EBITDAR(1)
Macau Operations:
Wynn Palace	$615,846	$(96,557)	$91,646
Wynn Macau	338,091	(124,047)	4,209
Total Macau Operations	953,937	(220,604)	95,855
Las Vegas Operations	946,243	801,095	530,878
Encore Boston Harbor	257,409	243,386	210,068
Wynn Interactive	(42,646)	(98,490)	(267,360)
Total	2,114,943	725,387	569,441
Other operating expenses
Pre-opening	9,468	20,643	6,821
Depreciation and amortization	687,270	692,318	715,962
Gain on EBH Transaction, net	—	(181,989)	—
Impairment of goodwill and intangible assets	94,490	48,036	10,254
Property charges and other(2)	130,877	65,116	40,508
Corporate expenses and other	146,430	102,539	95,199
Stock-based compensation	64,515	67,627	95,238
Triple-net operating lease rent expense	141,722	11,773	—
Total other operating expenses	1,274,772	826,063	963,982
Operating income (loss)	840,171	(100,676)	(394,541)
Other non-operating income and expenses
Interest income	175,785	29,758	3,213
Interest expense, net of amounts capitalized	(751,509)	(650,885)	(605,562)
Change in derivatives fair value	45,098	15,956	11,360
Loss on debt financing transactions	(12,683)	—	(2,060)
Other	(11,479)	5,811	(23,926)
Total other non-operating income and expenses	(554,788)	(599,360)	(616,975)
Income (loss) before income taxes	285,383	(700,036)	(1,011,516)
Benefit (provision) for income taxes	496,834	(9,332)	(474)
Net income (loss)	782,217	(709,368)	(1,011,990)
Net (income) loss attributable to noncontrolling interests	(52,223)	285,512	256,204
Net income (loss) attributable to Wynn Resorts, Limited	$729,994	$(423,856)	$(755,786)

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)"Adjusted Property EBITDAR" is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, gain on EBH Transaction, net, impairment of goodwill and intangible assets, property charges and other, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, the Company's calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(2)For the year ended December 31, 2023, includes $94.9 million related to the Company's decision to cease operating Wynn Interactive's online sports betting and iGaming platform in certain jurisdictions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2023	2022	2021
Capital expenditures
Macau Operations:
Wynn Palace	$66,262	$31,946	$37,169
Wynn Macau	25,602	13,003	25,249
Total Macau Operations	91,864	44,949	62,418
Las Vegas Operations	187,150	226,386	168,788
Encore Boston Harbor	70,578	20,187	38,730
Wynn Interactive	4,620	4,925	13,624
Corporate and other	88,581	3,680	7,097
Total	$442,793	$300,127	$290,657

	December 31,
	2023	2022	2021
Assets
Macau Operations:
Wynn Palace	$2,936,264	$2,884,073	$3,122,424
Wynn Macau	1,864,211	1,430,051	1,032,521
Other Macau	886,175	268,017	1,173,913
Total Macau Operations	5,686,650	4,582,141	5,328,858
Las Vegas Operations	3,173,247	3,168,597	3,063,897
Encore Boston Harbor	2,006,565	2,080,424	2,193,117
Wynn Interactive	81,231	213,837	287,805
Corporate and other	3,048,530	3,370,101	1,657,149
Total	$13,996,223	$13,415,100	$12,530,826

	December 31,
	2023	2022	2021
Long-lived assets
Macau	$3,191,134	$3,382,284	$3,678,236
United States	5,585,943	5,570,249	5,604,531
Total	$8,777,077	$8,952,533	$9,282,767

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarterly Consolidated Financial Information (Unaudited)

The following tables (in thousands, except per share data) present selected quarterly financial information for 2023 and 2022, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	Year Ended December 31, 2023
	First	Second	Third	Fourth	Year
Operating revenues	$1,423,679	$1,595,822	$1,671,936	$1,840,460	$6,531,897
Operating income	$169,515	$250,336	$62,595	$357,725	$840,171
Net income (loss)	$1,146	$127,835	$(120,541)	$773,777	$782,217
Net income (loss) attributable to Wynn Resorts, Limited	$12,332	$105,184	$(116,678)	$729,156	$729,994
Basic income (loss) per share	$0.11	$0.93	$(1.03)	$6.53	$6.49
Diluted income (loss) per share	$(0.02)	$0.84	$(1.03)	$6.19	$6.32

	Year Ended December 31, 2022
	First	Second	Third	Fourth	Year
Operating revenues	$953,334	$908,832	$889,722	$1,004,937	$3,756,825
Operating income (loss)	$(94,865)	$(52,028)	$(52,991)	$99,208	$(100,676)
Net loss	$(254,610)	$(213,422)	$(207,791)	$(33,545)	$(709,368)
Net income (loss) attributable to Wynn Resorts, Limited	$(183,324)	$(130,051)	$(142,892)	$32,411	$(423,856)
Basic income (loss) per share	$(1.59)	$(1.14)	$(1.27)	$0.29	$(3.73)
Diluted income (loss) per share	$(1.59)	$(1.14)	$(1.27)	$0.29	$(3.73)

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young, LLP, an independent registered public accounting firm. Their report appears under "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements.

None of the Company's directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2024 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 (the "2024 Proxy Statement") under the captions "Election of Directors," "Executive Officers," "Governance" and "Delinquent Section 16(a) Reports," Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information called for by this item will be contained in the 2024 Proxy Statement under the captions "Non-Employee Director Compensation Table," "Compensation Committee Report," "Executive Compensation Tables," "Summary Compensation Table" and "Compensation Discussion and Analysis" and is incorporated herein by reference. Although the Compensation Committee Report is being incorporated herein by reference, it shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by security holders	23,985	$61.48	1,585,472
Equity compensation plans not approved by security holders	—	—	—
Total	23,985	$61.48	1,585,472

Certain information required by this item will be contained in the 2024 Proxy Statement under the caption "Certain Beneficial Ownership and Management," and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be contained in the 2024 Proxy Statement under the caption "Certain Relationships and Transactions," and "Governance," and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this item will be contained in the 2024 Proxy Statement under the caption "Ratification of Appointment of Registered Public Accounting Firm," and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
•Notes to Consolidated Financial Statements
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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Provision for Credit Losses	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for credit losses:
2023	$78,842	(3,964)	(34,803)	$40,075
2022	$111,319	(7,295)	(25,182)	$78,842
2021	$100,329	29,487	(18,497)	$111,319

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred income tax asset valuation allowance:
2023	$2,437,202	96,623	(1,193,244)	$1,340,581
2022	$2,501,263	108,150	(172,211)	$2,437,202
2021	$2,986,684	142,058	(627,479)	$2,501,263

(a)3. Exhibits
Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date
2.1	Equity Purchase Agreement, dated as of February 14, 2022 by and between Wynn MA, LLC and Realty Income Corporation.	8-K	2/14/2022
3.1	Third Amended and Restated Articles of Incorporation of the Registrant.	10-Q	5/8/2015
3.2	Ninth Amended and Restated Bylaws of the Registrant.	10-K	2/28/2020
4.1.0	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.	S-1	10/7/2002
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
4.13
Trust Deed, dated as of March 7, 2023, by and between Wynn Macau, Limited and DB Trustees (Hong Kong) Limited, as trustee, relating to convertible bonds due 2029 convertible into ordinary shares of Wynn Macau, Limited.
		8-K	3/7/2023

4.14
Agency Agreement, dated as of March 7, 2023, by and between Wynn Macau, Limited, DB Trustees (Hong Kong) Limited, as trustee, and Deutsche Bank Trust Company Americas, as principal paying agent, principal conversion agent, transfer agent and registrar, relating to convertible bonds due 2029 convertible into ordinary shares of Wynn Macau, Limited.
		8-K	3/7/2023
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
		8-K	5/17/2023
10.1.6
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
		8-K	5/17/2023
10.1.7
Concession Extension Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 23, 2022, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A.
		10-Q	8/9/2022
10.1.8	Lease, dated as of December 1, 2022 by and among EBH MA Property, LLC, MDC Encore Holdings, LLC, Wynn MA, LLC and Everett Property, LLC.	8-K	12/1/2022
10.2.1	Common Terms Agreement Sixth Amendment Agreement, dated December 21, 2018, between, among others, Wynn Resorts (Macau) S.A. as the company and Bank of China Limited, Macau Branch as security agent.	10-Q	2/28/2019
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
10.3.0.1
Second Amendment to Term Loan Agreement, dated as of June 2, 2023, by and among Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC, as borrowers, United Overseas Bank Limited, New York Agency, as administrative agent, and the lenders party thereto.
		8-K	6/5/2023
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
10.3.3
Amendment and Restatement Agreement to Facility Agreement, dated as of June 27, 2023, by and among WM Cayman Holdings Limited II, as borrower, Wynn Macau, Limited, as guarantor, Bank of China Limited, Macau Branch, as agent and a syndicate of lenders party thereto.
		8-K	6/30/2023
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
		10-K	2/27/2023
10.4.7	Deed of Reversion (Wynn Palace), dated as of December 30, 2022, by and among Wynn Resorts (Macau) S.A., Palo Real Estate Company Limited, and the Macau Special Administrative Region.	10-K	2/27/2023
10.4.8	Deed of Reversion (Wynn Macau), dated as of December 30, 2022, by and among Wynn Resorts (Macau) S.A. and the Macau Special Administrative Region.	10-K	2/27/2023
10.4.9	Handover Deed, dated as of December 30, 2022, by and between Wynn Resorts (Macau) S.A. and the Macau Special Administrative Region.	10-K	2/27/2023
10.5.1	Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Macau, Limited and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.2	Amended and Restated Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Resorts (Macau), S.A., and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.3	Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between Wynn Las Vegas, LLC and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.4	Management Fee and Corporate Allocation Agreement, dated as of November 20, 2014, by and among Wynn MA, LLC and Wynn Resorts, Limited.	10-Q	2/29/2016

10.6.1	Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Macau, Limited.	10-Q	3/2/2015
10.6.2	Amended and Restated Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Resorts (Macau), S.A.	10-Q	3/2/2015
10.6.3	2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.	10-Q	5/8/2015
10.6.4	2014 Intellectual Property License Agreement, dated as of November 20, 2014, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn MA, LLC.	10-Q	2/29/2016
10.6.5	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
10.6.6	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
+10.7.2.0	Employment Agreement, dated as of January 27, 2017 by and between Wynn Resorts, Limited and Craig Billings.	10-Q	5/4/2017
+10.7.2.1	First Amendment to Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Craig S. Billings.	10-Q	5/9/2018
+10.7.2.2	Second Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Craig Billings.	10-Q	8/8/2019
+10.7.2.3	Third Amended and Restated Employment Agreement dated as of January 1, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	10-K	2/26/2021
+10.7.2.4	Fourth Amended and Restated Employment Agreement dated as of May 24, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	8-K	5/24/2021
+10.7.2.5	Employment Agreement, dated November 9, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	10-Q	11/9/2021
+10.7.2.6	First Amendment to Employment Agreement, dated as of June 1, 2023, by and between Wynn Resorts, Limited and Craig S. Billings.	8-K	6/2/2023
+10.7.3.0	Employment Agreement, dated as of August 2, 2018, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2018
+10.7.3.1	First Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2019
+10.7.3.2	Second Amended and Restated Employment Agreement dated as of January 1, 2021, by and between Wynn Resorts, Limited and Ellen F. Whittemore.	10-K	2/26/2021
+10.7.3.3	Third Amended and Restated Employment Agreement dated as of January 12, 2022, by and between Wynn Resorts, Limited and Ellen F. Whittemore.	10-K	2/28/2022
+10.7.4.0	Employment Agreement, dated as of December 7, 2021 by and between Wynn Resorts, Limited and Julie Cameron-Doe.	10-K	2/28/2022
+10.7.4.1	First Amendment to Employment Agreement, dated as of April 13, 2022, by and between Wynn Resorts, Limited and Julie Cameron-Doe.	10-Q	5/10/2022
+10.7.4.2	Second Amendment to Employment Agreement, dated as of June 1, 2023, by and between Wynn Resorts, Limited and Julie Cameron-Doe.	8-K	6/2/2023
+10.8	Amended and Restated 2014 Omnibus Incentive Plan, dated January 1, 2017.	10-Q	2/24/2017
10.9	Cooperation Agreement, dated as of August 3, 2018, by and between Wynn Resorts, Limited and Elaine P. Wynn.	10-Q	8/6/2018
10.10
Second Amended and Restated Shareholders' Agreement, dated as of January 14, 2016, by and among Wynn Resorts (Macau), Ltd., Wynn Resorts International, Ltd., Chen Chi Ling Linda and Wynn Resorts (Macau), S.A.
		10-Q	2/28/2018
10.11	Form of Indemnity Agreement.	10-Q	9/18/2002
+10.12	Wynn Resorts, Limited Executive Retirement Plan	10-K	*
21.1	Subsidiaries of the Registrant.	10-K	*
23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.	10-K	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)	10-K	*
97	Wynn Resorts, Limited Clawback Policy	10-K	*
101	The following material from Wynn Resorts, Limited's Annual Report on Form 10-K, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022, and 2021; (iv) the Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2023, 2022, and 2021; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	*
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.
*    Filed herewith.
+    Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 23, 2024	By:	/s/ Craig S. Billings
Craig S. Billings
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig S. Billings	Director, Chief Executive Officer (Principal Executive Officer)	February 23, 2024
Craig S. Billings

/s/ Julie Cameron-Doe	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2024
Julie Cameron-Doe

/s/ Philip G. Satre	Non-Executive Chair of the Board and Director	February 23, 2024
Philip G. Satre

/s/ Betsy S. Atkins	Director	February 23, 2024
Betsy S. Atkins

/s/ Richard J. Byrne	Director	February 23, 2024
Richard J. Byrne

/s/ Paul Liu	Director	February 23, 2024
Paul Liu

/s/ Patricia Mulroy	Director	February 23, 2024
Patricia Mulroy

/s/ Margaret J. Myers	Director	February 23, 2024
Margaret J. Myers

/s/ Darnell Strom	Director	February 23, 2024
Darnell Strom

/s/ Winifred Webb	Director	February 23, 2024
Winifred Webb