Form 10-Q
period 2024-03-31
WYNN RESORTS LTD
filed 2024-05-07
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2024
Common stock, par value $0.01	112,070,861

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,420,203	$2,879,186
Restricted cash	—	18
Investments	848,732	845,192
Accounts receivable, net of allowance for credit losses of $40,622 and $40,075, respectively	297,192	341,712
Inventories	73,686	75,552
Prepaid expenses and other	131,099	99,961
Total current assets	3,770,912	4,241,621
Property and equipment, net	6,606,525	6,688,479
Restricted cash	90,146	90,208
Goodwill and intangible assets, net	317,945	329,708
Operating lease assets	1,823,043	1,832,896
Deferred income taxes, net	484,103	500,877
Other assets	378,062	312,434
Total assets	$13,470,736	$13,996,223
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$176,420	$208,263
Customer deposits	489,866	543,288
Gaming taxes payable	183,741	172,832
Accrued compensation and benefits	154,540	212,645
Accrued interest	125,872	141,902
Current portion of long-term debt	1,291,488	709,593
Other accrued liabilities	211,193	211,931
Total current liabilities	2,633,120	2,200,454
Long-term debt	9,920,130	11,028,744
Long-term operating lease liabilities	1,635,035	1,631,749
Other long-term liabilities	228,831	236,210
Total liabilities	14,417,116	15,097,157
Commitments and contingencies (Note 15)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 133,451,655 and 132,998,916 shares issued; 112,071,149 and 111,737,245 shares outstanding, respectively	1,335	1,330
Treasury stock, at cost; 21,380,506 and 21,261,671 shares, respectively	(1,849,172)	(1,836,326)
Additional paid-in capital	3,656,809	3,647,161
Accumulated other comprehensive income	4,830	3,406
Accumulated deficit	(1,950,755)	(2,066,953)
Total Wynn Resorts, Limited stockholders' deficit	(136,953)	(251,382)
Noncontrolling interests	(809,427)	(849,552)
Total stockholders' deficit	(946,380)	(1,100,934)
Total liabilities and stockholders' deficit	$13,470,736	$13,996,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating revenues:
Casino	$1,121,466	$766,992
Rooms	327,414	272,529
Food and beverage	266,938	232,611
Entertainment, retail and other	147,091	151,547
Total operating revenues	1,862,909	1,423,679
Operating expenses:
Casino	675,439	473,385
Rooms	82,077	72,702
Food and beverage	205,821	180,619
Entertainment, retail and other	71,012	92,482
General and administrative	271,616	259,772
Provision for credit losses	87	(544)
Pre-opening	2,035	4,478
Depreciation and amortization	174,933	168,812
Property charges and other	16,948	2,458
Total operating expenses	1,499,968	1,254,164
Operating income	362,941	169,515
Other income (expense):
Interest income	40,172	40,193
Interest expense, net of amounts capitalized	(182,404)	(187,740)
Change in derivatives fair value	(17,914)	23,046
Loss on debt financing transactions	(1,561)	(12,236)
Other	(4,722)	(30,614)
Other income (expense), net	(166,429)	(167,351)
Income before income taxes	196,512	2,164
Provision for income taxes	(20,014)	(1,018)
Net income	176,498	1,146
Less: net (income) loss attributable to noncontrolling interests	(32,282)	11,186
Net income attributable to Wynn Resorts, Limited	$144,216	$12,332
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$1.30	$0.11
Diluted	$1.30	$(0.02)
Weighted average common shares outstanding:
Basic	111,023	112,753
Diluted	111,333	113,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$176,498	$1,146
Other comprehensive income:
Foreign currency translation adjustments, before and after tax	1,989	15,163
Total comprehensive income	178,487	16,309
Less: comprehensive (income) loss attributable to noncontrolling interests	(32,847)	6,902
Comprehensive income attributable to Wynn Resorts, Limited	$145,640	$23,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31, 2024
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2024	111,737,245	$1,330	$(1,836,326)	$3,647,161	$3,406	$(2,066,953)	$(251,382)	$(849,552)	$(1,100,934)
Net income	—	—	—	—	—	144,216	144,216	32,282	176,498
Currency translation adjustment	—	—	—	—	1,424	—	1,424	565	1,989
Exercise of stock options	17,285	—	—	1,017	—	—	1,017	—	1,017
Issuance of restricted stock	439,668	5	—	8,010	—	—	8,015	—	8,015
Cancellation of restricted stock	(4,214)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(118,835)	—	(12,846)	—	—	—	(12,846)	—	(12,846)
Cash dividends declared	—	—	—	—	—	(28,018)	(28,018)	—	(28,018)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(5,996)	(5,996)
Transactions with subsidiary minority shareholders	—	—	—	(11,873)	—	—	(11,873)	11,873	—
Stock-based compensation	—	—	—	12,494	—	—	12,494	1,401	13,895
Balances, March 31, 2024	112,071,149	$1,335	$(1,849,172)	$3,656,809	$4,830	$(1,950,755)	$(136,953)	$(809,427)	$(946,380)

	For the Three Months Ended March 31, 2023
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2023	113,369,439	$1,323	$(1,623,872)	$3,583,923	$(404)	$(2,711,808)	$(750,838)	$(889,527)	$(1,640,365)
Net income (loss)	—	—	—	—	—	12,332	12,332	(11,186)	1,146
Currency translation adjustment	—	—	—	—	10,879	—	10,879	4,284	15,163
Exercise of stock options	25,284	—	—	1,488	—	—	1,488	—	1,488
Issuance of restricted stock	520,773	5	—	6,634	—	—	6,639	—	6,639
Cancellation of restricted stock	(6,380)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(107,181)	—	(10,834)	—	—	—	(10,834)	—	(10,834)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(4,502)	(4,502)
Transactions with subsidiary minority shareholders	6,109	—	—	(754)	—	—	(754)	754	—
Stock-based compensation	—	—	—	13,654	—	—	13,654	1,241	14,895
Balances, March 31, 2023	113,808,044	$1,328	$(1,634,706)	$3,604,945	$10,475	$(2,699,476)	$(717,434)	$(898,936)	$(1,616,370)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$176,498	$1,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,933	168,812
Deferred income taxes	16,774	(162)
Stock-based compensation expense	14,369	14,710
Amortization of debt issuance costs	10,350	8,763
Loss on debt financing transactions	1,561	12,236
Provision for credit losses	87	(544)
Change in derivatives fair value	17,914	(23,046)
Property charges and other	19,261	33,072
Increase (decrease) in cash from changes in:
Receivables, net	44,352	(11,048)
Inventories, prepaid expenses and other	(21,728)	(7,288)
Customer deposits	(53,147)	(13,316)
Accounts payable and accrued expenses	(86,130)	(13,844)
Net cash provided by operating activities	315,094	169,491
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(97,702)	(124,466)
Investments in unconsolidated affiliate	(69,928)	—
Purchase of intangible and other assets	(15)	(7,741)
Proceeds from sale of assets and other	226	257
Net cash used in investing activities	(167,419)	(131,950)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	412,000	1,200,000
Repayments of long-term debt	(956,666)	(1,018,973)
Repurchase of common stock	(11,374)	(10,834)
Proceeds from exercise of stock options	1,017	—
Distribution to noncontrolling interest	(5,996)	(4,502)
Dividends paid	(27,959)	(175)
Finance lease payments	(5,056)	(5,410)
Payments for financing costs	(5,843)	(31,330)
Other	(4,486)	(7,773)
Net cash (used in) provided by financing activities	(604,363)	121,003
Effect of exchange rate on cash, cash equivalents and restricted cash	(2,375)	(2,567)
Cash, cash equivalents and restricted cash:
(Decrease) increase in cash, cash equivalents and restricted cash	(459,063)	155,977
Balance, beginning of period	2,969,412	3,782,990
Balance, end of period	$2,510,349	$3,938,967
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

The Company has a 40% equity interest in Island 3 AMI FZ-LLC, an unconsolidated affiliate, which is constructing an integrated resort property ("Wynn Al Marjan Island") in Ras Al Khaimah, United Arab Emirates, currently expected to open in 2027.

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 16, "Retail Joint Venture." If the entity does not qualify for consolidation and the Company has significant influence over the operating and financial decisions of the entity, the Company accounts for the entity under the equity method. All significant intercompany accounts and transactions have been eliminated. During the three months ended March 31, 2024, Wynn Interactive Ltd. no longer met the requirements for a reportable segment. As a result, its assets and results of operations are presented in Corporate and other and previous period amounts have been reclassified to be consistent with the current period presentation of the Company's reportable segments. These reclassifications had no effect on the previously reported net income or operating income (loss). For information on the Company's reportable segments, see Note 17, "Segment Information."

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Income. These taxes totaled $488.8 million and $310.4 million for the three months ended March 31, 2024 and 2023, respectively.

Investments

As of March 31, 2024, the Company held $550.0 million in fixed deposits, recorded at fair value, and $298.7 million in debt securities, recorded at amortized cost within Investments on the Condensed Consolidated Balance Sheets. The estimated fair value of the Company's debt securities as of March 31, 2024 was approximately $298.6 million and the gross unrecognized holding loss was $0.1 million. As of March 31, 2024, the Company had $12.2 million in accrued interest on its debt securities, recorded in Investments on the Condensed Consolidated Balance Sheets.

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

As of the balance sheet date, the Company evaluates whether the unrealized losses are attributable to credit losses or other factors. The Company considers the severity of the decline in value, creditworthiness of the issuer and other relevant factors and records an allowance for credit losses, limited to the excess of amortized cost over fair value, with a corresponding charge to earnings. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. During the three months ended March 31, 2024 and 2023, no impairment was recognized.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of the tangible and intangible assets acquired and the liabilities assumed. Goodwill is not amortized, but rather is subject to impairment testing annually, or more frequently if events or changes in circumstances indicate that this asset may be impaired. As of March 31, 2024 and December 31, 2023, the Company had a goodwill balance of $18.5 million, recorded in Goodwill and intangible assets, net on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024, no impairment was recognized.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents:
Cash (1)	$1,218,328	$1,076,474
Cash equivalents (2)	1,201,875	1,802,712
Total cash and cash equivalents	2,420,203	2,879,186
Restricted cash (3)	90,146	90,226
Total cash, cash equivalents and restricted cash	$2,510,349	$2,969,412
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations, cash held in a trust in accordance with WML's share award plan, and as of March 31, 2024 and December 31, 2023 included $86.9 million and $87.0 million, respectively, in the form of a first demand bank guarantee in favor of the Macau government to support the legal and contractual obligations of Wynn Resorts (Macau) S.A. ("Wynn Macau SA") through the term of Wynn Macau SA's gaming concession contract.

The following table presents the supplemental cash flow disclosures of the Company (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for interest, net of amounts capitalized	$183,812	$181,667
Liability settled with shares of common stock	$8,015	$6,639
Accounts and construction payables related to property and equipment	$58,096	$42,911
Other liabilities related to intangible assets (1)	$199,807	$203,926
Finance lease liabilities arising from obtaining finance lease assets	$3,333	$400
Financing costs included in accounts payable and other liabilities	$850	$1,804
(1) For the three months ended March 31, 2024 and 2023, included $196.9 million and $199.6 million related to the Macau gaming premium in connection with Wynn Macau SA's gaming concession contract.

Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Casino	$172,491	$218,694
Hotel	54,795	54,596
Other	110,528	108,497
	337,814	381,787
Less: allowance for credit losses	(40,622)	(40,075)
	$297,192	$341,712

As of March 31, 2024 and December 31, 2023, approximately 68.4% and 68.2%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 20.7% and 15.9% of gross casino receivables as of March 31, 2024 and December 31, 2023, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	March 31,
	2024	2023
Balance at beginning of year	$40,075	$78,842
Provision for credit losses	87	(544)
Write-offs	(2,519)	(22,220)
Recoveries of receivables previously written off	2,987	1,294
Effect of exchange rate	(8)	(236)
Balance at end of period	$40,622	$57,136

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Buildings and improvements	$8,457,299	$8,459,085
Land and improvements	1,229,729	1,228,652
Furniture, fixtures and equipment	3,347,883	3,311,478
Airplanes	110,623	110,623
Construction in progress	188,842	162,592
	13,334,376	13,272,430
Less: accumulated depreciation	(6,727,851)	(6,583,951)
	$6,606,525	$6,688,479

As of March 31, 2024 and December 31, 2023, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties.

Depreciation expense for the three months ended March 31, 2024 and 2023 was $158.1 million and $154.1 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Macau Related:
WM Cayman II Revolver, due 2025 (1)	$1,346,764	$1,497,610
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 4 1/2% Convertible Bonds, due 2029 (2)	600,000	600,000

U.S. and Corporate Related:
WRF Credit Facilities (3):
WRF Term Loan, due 2024	72,739	73,683
WRF Term Loan, due 2027	721,324	730,692
WLV 5 1/2% Senior Notes, due 2025	583,310	1,380,001
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	1,000,000	600,000
Retail Term Loan, due 2025 (4)	615,000	615,000
	11,269,137	11,826,986
WML Convertible Bond Conversion Option Derivative	90,025	73,744
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(147,544)	(162,393)
	11,211,618	11,738,337
Less: Current portion of long-term debt	(1,291,488)	(709,593)
Total long-term debt, net of current portion	$9,920,130	$11,028,744
(1) As of March 31, 2024, the borrowings under the WM Cayman II Revolver bear interest at the term secured overnight financing rate ("Term SOFR") plus a credit adjustment spread of 0.10% or HIBOR, in each case plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $281.3 million and $1.07 billion of the WM Cayman II Revolver bears interest at a rate of Term SOFR plus 1.975% per year and HIBOR plus 1.875% per year, respectively. As of March 31, 2024, the weighted average interest rate was approximately 6.80%. As of March 31, 2024, the available borrowing capacity under the WM Cayman II Revolver was $149.6 million.
(2) As of March 31, 2024, the net carrying amount of the WML Convertible Bonds was $484.1 million, with unamortized debt discount and debt issuance costs of $115.9 million. The Company recorded contractual interest expense of $6.8 million and $1.8 million and amortization of discounts and issuance costs of $4.6 million and $1.1 million during the three months ended March 31, 2024 and 2023, respectively.
(3) The WRF Credit Facilities bear interest at a rate of Term SOFR plus 1.85% per year. As of March 31, 2024, the weighted average interest rate was approximately 7.18%. Additionally, as of March 31, 2024, the available borrowing capacity under the WRF Revolver was $737.2 million, net of $12.8 million in outstanding letters of credit.
(4) The Retail Term Loan bears interest at a rate of adjusted daily simple secured overnight financing rate ("SOFR") plus 1.80% per year. As of March 31, 2024, the interest rate was 5.47%.

WRF Senior Notes

In February 2024, Wynn Resorts Finance, LLC ("WRF") and its subsidiary, Wynn Resorts Capital Corp., issued an additional $400.0 million aggregate principal amount of 7 1/8% Senior Notes due 2031 (the "2031 WRF Add-On Senior Notes," and collectively with the 7 1/8% Senior Notes due 2031 (the "2031 WRF Senior Notes") and 5 1/8% Senior Notes due 2029 (the "2029 WRF Senior Notes"), the "WRF Senior Notes") pursuant to a supplemental indenture to the 2031 Senior Notes indenture dated as of February 16, 2023. The 2031 WRF Add-On Senior Notes were issued at a price equal to 103.00% of the principal amount plus accrued interest, resulting in net proceeds of $409.5 million. The net proceeds from the 2031 WRF Add-On Senior Notes, together with cash held by Wynn Resorts, were used to repurchase an aggregate $796.7 million of the outstanding principal amount of the 2025 WLV Senior Notes (as defined below) and to pay the applicable tender premium and related fees and expenses.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In connection with the issuance of the 2031 WRF Add-On Senior Notes and the repurchase of the 2025 WLV Senior Notes (as further discussed below), the Company recognized a loss on debt financing transactions of $1.6 million within the accompanying Condensed Consolidated Statements of Income, and the Company recorded debt issuance costs of $5.6 million within the accompanying Condensed Consolidated Balance Sheet.

WLV Senior Notes

In February and March 2024, Wynn Las Vegas repurchased $800.0 million aggregate principal amount of its 5 1/2% Senior Notes due 2025 (the "2025 WLV Senior Notes"), which consisted of i) $681.0 million validly tendered notes repurchased at a price equal to 97.2% of the principal amount, plus accrued interest and an early tender premium of $20.3 million and ii) $119.0 million of notes repurchased on a pro-rata basis at a price equal of 100% of the principal amount plus accrued interest under the terms of its indenture. Included in the $119.0 million repurchase was $3.3 million of 2025 WLV Senior Notes held by Wynn Resorts. The Company used the net proceeds from the 2031 WRF Add-On Senior Notes and cash held by WRF, to purchase such validly tendered 2025 WLV Senior Notes and to pay the tender premium and related fees and expenses.

Debt Covenant Compliance

As of March 31, 2024, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of March 31, 2024 and December 31, 2023, was approximately $11.04 billion and $11.49 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $11.27 billion and $11.83 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 7 - WML Convertible Bond Conversion Option Derivative

The conversion feature contained within the WML Convertible Bonds (the "WML Convertible Bond Conversion Option Derivative") is not indexed to WML's equity and, as such, is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative, reported at fair value as of the end of each reporting period, with changes recognized in the Condensed Consolidated Statements of Income. The following table sets forth the inputs to the lattice models that were used to value the WML Convertible Bond Conversion Option Derivative:

	March 31, 2024		December 31, 2023
WML stock price	HK$	6.99	HK$	6.43
Estimated volatility	34.8%		34.0%
Risk-free interest rate	3.9%		3.3%
Expected term (years)	4.9		5.2
Dividend yield	0.0%		0.0%

As of March 31, 2024 and December 31, 2023, the estimated fair value of the embedded derivative was a liability of $90.0 million and $73.7 million, respectively, recorded within Long-term debt within the accompanying Condensed Consolidated Balance Sheets. In connection with the change in fair value, the Company recorded a loss of $16.3 million and a gain of $24.9 million within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 8 - Stockholders' Deficit

Dividends

The Company paid a cash dividend of $0.25 per share on its common stock during the three months ended March 31, 2024 and recorded $28.0 million against accumulated deficit.

On May 7, 2024, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on May 31, 2024 to stockholders of record as of May 20, 2024.

Noncontrolling Interests

Wynn Macau, Limited

The WML Board of Directors has recommended the payment of a final dividend of HK$0.075 per share on its common stock, for a total U.S. dollar equivalent of approximately $50.3 million, in respect of the year ended December 31, 2023. The payment of the final dividend is conditional upon shareholder approval at WML's 2024 Annual General Meeting to be held on May 30, 2024.

WML Securities Lending Agreement

In connection with the offering of the WML Convertible Bonds, WM Cayman Holdings I Limited ("WM Cayman I"), a wholly owned subsidiary of the Company and holder of our approximate 72% ownership interest in WML, entered into a stock borrowing and lending agreement with Goldman Sachs International (the "WML Stock Borrower") on March 2, 2023 (as amended on March 30, 2023, the "Securities Lending Agreement"), pursuant to which WM Cayman I has agreed to lend to the WML Stock Borrower up to 459,774,985 of its ordinary share holdings in WML, upon and subject to the terms and conditions in the Securities Lending Agreement. WM Cayman I may, at its sole discretion, terminate any stock loan by giving the WML Stock Borrower no less than five business days' notice. The Securities Lending Agreement terminates on the date on which the WML Convertible Bonds have been redeemed, or converted in full, whichever is the earlier. As of the date of this report, the WML Stock Borrower held 179,774,985 WML shares under the Securities Lending Agreement.

Retail Joint Venture

During the three months ended March 31, 2024 and 2023, the Retail Joint Venture made aggregate distributions of approximately $6.0 million and $4.5 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 16, "Retail Joint Venture."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	March 31, 2024	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,201,875	$—	$1,201,875	$—
Restricted cash	$90,146	$2,178	$87,968	$—
Fixed deposits	$550,000	$—	$550,000	$—
Interest rate collar	$4,136	$—	$4,136	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$90,025	$—	$—	$90,025

		Fair Value Measurements Using:
	December 31, 2023	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,802,712	$—	$1,802,712	$—
Restricted cash	$90,226	$2,170	$88,056	$—
Fixed deposits	$550,000	$—	$550,000	$—
Interest rate collar	$5,769	$—	$5,769	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$73,744	$—	$—	$73,744

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	March 31, 2024	December 31, 2023	Increase / (decrease)	March 31, 2023	December 31, 2022	Increase / (decrease)
Casino outstanding chips and front money deposits (1)	$393,603	$433,269	$(39,666)	$376,911	$390,531	$(13,620)
Advance room deposits and ticket sales (2)	82,097	89,640	(7,543)	80,419	85,019	(4,600)
Other gaming-related liabilities (3)	20,526	24,964	(4,438)	33,452	31,265	2,187
Loyalty program and related liabilities (4)	28,747	31,106	(2,359)	37,524	35,083	2,441
	$524,973	$578,979	$(54,006)	$528,306	$541,898	$(13,592)
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

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Casino	$675	$477
Rooms	228	206
Food and beverage	412	409
Entertainment, retail and other	746	2,633
General and administrative	12,308	10,985
Total stock-based compensation expense	14,369	14,710
Total stock-based compensation capitalized	1,302	766
Total stock-based compensation costs	$15,671	$15,476

Note 12 - Income Taxes

The Company recorded an income tax expense of $20.0 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively, primarily related to its U.S.-based operating profits.

The difference between the statutory tax rate of 21% and the effective tax rate of 10.2% is due to the exemption from Macau’s 12% Complementary Tax on casino gaming profits that Wynn Macau SA received.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 13 - Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income (loss) attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) attributable to Wynn Resorts, adjusted for the potential dilutive impact assuming that the conversion of the WML Convertible Bonds occurred at the later of the date of issuance or beginning of the period presented under the if-converted method, by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued, to the extent such impact is not anti-dilutive. Other potentially dilutive securities include outstanding stock options and unvested restricted stock.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to Wynn Resorts, Limited - basic	$144,216	$12,332
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds	—	(14,566)
Net income (loss) attributable to Wynn Resorts, Limited - diluted	$144,216	$(2,234)

Denominator:
Weighted average common shares outstanding	111,023	112,753
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	310	363
Weighted average common and common equivalent shares outstanding	111,333	113,116

Net income attributable to Wynn Resorts, Limited per common share, basic	$1.30	$0.11
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$1.30	$(0.02)

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	281	38

Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Minimum rental income	$34,170	$33,838
Contingent rental income	20,639	28,764
Total rental income	$54,809	$62,602

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 16 - Retail Joint Venture

As of March 31, 2024 and December 31, 2023, the Retail Joint Venture had total assets of $100.4 million and $102.5 million, respectively, and total liabilities of $622.3 million and $621.9 million, respectively. As of March 31, 2024 and December 31, 2023, the Retail Joint Venture's liabilities included long-term debt of $614.2 million and $614.1 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

Note 17 - Segment Information

The Company has identified its reportable segments based on factors such as geography, regulatory environment, the information reviewed by its chief operating decision maker, and the Company's organizational and management reporting structure.

The Company has identified the following reportable segments: (i) Wynn Macau, representing the aggregate of Wynn Macau and Encore, an expansion at Wynn Macau, which are managed as a single integrated resort; (ii) Wynn Palace; (iii) Las Vegas Operations, representing the aggregate of Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture, which are managed as a single integrated resort; and (iv) Encore Boston Harbor. For geographical reporting purposes, Wynn Macau, Wynn Palace, and Other Macau (which represents the assets of the Company's Macau holding company and other ancillary entities) have been aggregated into Macau Operations. The assets and results of operations of Wynn Interactive are presented in Corporate and other.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the Company's segment information (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating revenues
Macau Operations:
Wynn Palace
Casino	$473,781	$270,687
Rooms	53,936	46,910
Food and beverage	32,070	23,553
Entertainment, retail and other (1)	27,114	28,213
	586,901	369,363
Wynn Macau
Casino	346,353	176,383
Rooms	28,619	21,971
Food and beverage	21,019	14,302
Entertainment, retail and other (1)	15,753	18,070
	411,744	230,726
Total Macau Operations	998,645	600,089

Las Vegas Operations:
Casino	135,163	154,530
Rooms	224,076	185,109
Food and beverage	193,610	172,483
Entertainment, retail and other (1)	83,699	74,642
Total Las Vegas Operations	636,548	586,764

Encore Boston Harbor:
Casino	166,169	165,392
Rooms	20,783	18,539
Food and beverage	20,239	22,273
Entertainment, retail and other (1)	10,593	10,102
Total Encore Boston Harbor	217,784	216,306

Corporate and other:
Entertainment, retail and other	9,932	20,520
Total Corporate and other	9,932	20,520

Total operating revenues	$1,862,909	$1,423,679
(1) Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 14, "Leases."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Adjusted Property EBITDAR (1)
Macau Operations:
Wynn Palace	$202,370	$111,058
Wynn Macau	137,186	44,745
Total Macau Operations	339,556	155,803
Las Vegas Operations	246,262	231,597
Encore Boston Harbor	63,135	63,414
Corporate and other	(2,418)	(21,068)
Total	646,535	429,746
Other operating expenses
Pre-opening	2,035	4,478
Depreciation and amortization	174,933	168,812
Property charges and other	16,948	2,458
Corporate expenses and other	39,905	34,490
Stock-based compensation	14,369	14,710
Triple-net operating lease rent expense	35,404	35,283
Total other operating expenses	283,594	260,231
Operating income	362,941	169,515
Other non-operating income and expenses
Interest income	40,172	40,193
Interest expense, net of amounts capitalized	(182,404)	(187,740)
Change in derivatives fair value	(17,914)	23,046
Loss on debt financing transactions	(1,561)	(12,236)
Other	(4,722)	(30,614)
Total other non-operating income and expenses	(166,429)	(167,351)
Income before income taxes	196,512	2,164
Provision for income taxes	(20,014)	(1,018)
Net income	176,498	1,146
Net (income) loss attributable to noncontrolling interests	(32,282)	11,186
Net income attributable to Wynn Resorts, Limited	$144,216	$12,332
(1) "Adjusted Property EBITDAR" is net income before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations preopening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, the Company's calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Macau Operations:
Wynn Palace	$2,866,726	$2,936,264
Wynn Macau	1,883,289	1,864,211
Other Macau	846,476	886,175
Total Macau Operations	5,596,491	5,686,650
Las Vegas Operations	3,105,432	3,173,247
Encore Boston Harbor	1,982,407	2,006,565
Corporate and other	2,786,406	3,129,761
Total	$13,470,736	$13,996,223

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2023. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Forward-Looking Statements."

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A — "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

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

Overview

We are a designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming, all supported by an unparalleled focus on our guests, our people, and our community. Through our approximately 72% ownership of Wynn Macau, Limited ("WML"), our concessionaire Wynn Resorts (Macau) S.A. ("Wynn Macau SA") operates two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas. We are a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). We refer to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as our Las Vegas Operations. In Everett, Massachusetts, we operate Encore Boston Harbor, an integrated resort. The results of Wynn Interactive Ltd. ("Wynn Interactive") are included in Corporate and other.

The Company has a 40% equity interest in Island 3 AMI FZ-LLC, an unconsolidated affiliate, which is constructing an integrated resort property ("Wynn Al Marjan Island") in Ras Al Khaimah, United Arab Emirates.

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of our operational performance for the periods for which the Condensed Consolidated Statements of Income are presented. These key operating measures are presented as supplemental disclosures because management and/or certain investors use these measures to better understand period-over-period fluctuations in our casino and hotel operating revenues. These key operating measures are defined below:

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

Results of Operations

Summary of first quarter 2024 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues	$1,862,909	$1,423,679	$439,230	30.9
Net income attributable to Wynn Resorts, Limited	144,216	12,332	131,884	NM
Diluted net income (loss) per share	1.30	(0.02)	1.32	NM
NM - Not meaningful.

The increase in operating revenues for the three months ended March 31, 2024 was primarily driven by increases of $217.5 million and $181.0 million from Wynn Palace and Wynn Macau, respectively, resulting from an increase in gaming volumes, hotel occupancy, and covers at our restaurants. Since the elimination of COVID-19 related protective measures by Macau authorities in January 2023, visitation to Macau and to our Macau Operations has improved, resulting in increased business volumes at our Macau Operations for the three months ended March 31, 2024.

The increase in net income attributable to Wynn Resorts, Limited for the three months ended March 31, 2024 was primarily due to increased operating revenues at our Macau Operations, partially offset by an increase in operating expenses.

Financial results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$586,901	$369,363	$217,538	58.9
Wynn Macau	411,744	230,726	181,018	78.5
Total Macau Operations	998,645	600,089	398,556	66.4
Las Vegas Operations	636,548	586,764	49,784	8.5
Encore Boston Harbor	217,784	216,306	1,478	0.7
Corporate and other	9,932	20,520	(10,588)	(51.6)
	$1,862,909	$1,423,679	$439,230	30.9

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,121,466	$766,992	$354,474	46.2
Non-casino revenues:
Rooms	327,414	272,529	54,885	20.1
Food and beverage	266,938	232,611	34,327	14.8
Entertainment, retail and other	147,091	151,547	(4,456)	(2.9)
Total non-casino revenues	741,443	656,687	84,756	12.9
	$1,862,909	$1,423,679	$439,230	30.9

Casino revenues for the three months ended March 31, 2024 were 60.2% of operating revenues, compared to 53.9% for the same period of 2023. Non-casino revenues for the three months ended March 31, 2024 were 39.8% of operating revenues, compared to 46.1% for the same period of 2023.

Casino revenues

Casino revenues increased primarily due to higher gaming volumes at our Macau Operations following the elimination of COVID-19 related protective measures by Macau authorities in January 2023.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended March 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$473,781	$270,687	$203,094	75.0
VIP:
Average number of table games	59	50	9	18.0
VIP turnover	$3,921,085	$2,293,358	$1,627,727	71.0
VIP table games win	$129,414	$62,448	$66,966	107.2
VIP win as a % of turnover	3.30%	2.72%	0.58
Table games win per unit per day	$24,276	$13,868	$10,408	75.1
Mass market:
Average number of table games	245	237	8	3.4
Table drop	$1,782,184	$1,181,998	$600,186	50.8
Table games win	$437,323	$260,865	$176,458	67.6
Table games win %	24.5%	22.1%	2.4
Table games win per unit per day	$19,589	$12,246	$7,343	60.0
Average number of slot machines	573	587	(14)	(2.4)
Slot machine handle	$595,621	$546,598	$49,023	9.0
Slot machine win	$30,970	$25,425	$5,545	21.8
Slot machine win per unit per day	$594	$481	$113	23.5
Wynn Macau:
Total casino revenues	$346,353	$176,383	$169,970	96.4
VIP:
Average number of table games	30	52	(22)	(42.3)
VIP turnover	$1,589,685	$1,144,224	$445,461	38.9
VIP table games win	$53,906	$30,751	$23,155	75.3
VIP win as a % of turnover	3.39%	2.69%	0.70
Table games win per unit per day	$19,746	$6,586	$13,160	199.8
Mass market:
Average number of table games	221	217	4	1.8
Table drop	$1,683,151	$989,988	$693,163	70.0
Table games win	$326,320	$168,426	$157,894	93.7
Table games win %	19.4%	17.0%	2.4
Table games win per unit per day	$16,194	$8,642	$7,552	87.4
Average number of slot machines	583	531	52	9.8
Slot machine handle	$730,389	$469,769	$260,620	55.5
Slot machine win	$26,192	$16,296	$9,896	60.7
Slot machine win per unit per day	$494	$341	$153	44.9
Poker rake	$5,019	$3,936	$1,083	27.5

	Three Months Ended March 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$135,163	$154,530	$(19,367)	(12.5)
Average number of table games	234	232	2	0.9
Table drop	$604,174	$600,746	$3,428	0.6
Table games win	$156,611	$146,010	$10,601	7.3
Table games win %	25.9%	24.3%	1.6
Table games win per unit per day	$7,357	$6,994	$363	5.2
Average number of slot machines	1,618	1,668	(50)	(3.0)
Slot machine handle	$1,496,078	$1,572,735	$(76,657)	(4.9)
Slot machine win	$99,756	$106,788	$(7,032)	(6.6)
Slot machine win per unit per day	$677	$711	$(34)	(4.8)
Poker rake	$4,522	$4,114	$408	9.9
Encore Boston Harbor:
Total casino revenues	$166,169	$165,392	$777	0.5
Average number of table games	183	199	(16)	(8.0)
Table drop	$366,812	$366,041	$771	0.2
Table games win	$82,978	$79,544	$3,434	4.3
Table games win %	22.6%	21.7%	0.9
Table games win per unit per day	$4,970	$4,452	$518	11.6
Average number of slot machines	2,635	2,518	117	4.6
Slot machine handle	$1,402,847	$1,296,427	$106,420	8.2
Slot machine win	$104,665	$104,073	$592	0.6
Slot machine win per unit per day	$437	$459	$(22)	(4.8)
Poker rake	$5,781	$5,682	$99	1.7

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended March 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$53,936	$46,910	$7,026	15.0
Occupancy	98.8%	88.1%	10.7
ADR	$337	$321	$16	5.0
REVPAR	$333	$282	$51	18.1
Wynn Macau:
Total room revenues (dollars in thousands)	$28,619	$21,971	$6,648	30.3
Occupancy	99.4%	90.9%	8.5
ADR	$284	$242	$42	17.4
REVPAR	$282	$220	$62	28.2
Las Vegas Operations:
Total room revenues (dollars in thousands)	$224,076	$185,109	$38,967	21.1
Occupancy	88.0%	88.8%	(0.8)
ADR	$595	$493	$102	20.7
REVPAR	$524	$438	$86	19.6
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$20,783	$18,539	$2,244	12.1
Occupancy	89.7%	90.0%	(0.3)
ADR	$381	$343	$38	11.1
REVPAR	$342	$309	$33	10.7

Room revenues increased $54.9 million, primarily due to higher ADR at all of our properties and higher occupancy at our Macau Operations.

Food and beverage revenues increased $34.3 million, primarily due to increased restaurant covers at our Las Vegas Operations and our Macau Operations.

Entertainment, retail and other revenues decreased $4.5 million, primarily due to decreased operating revenues at Wynn Interactive following the closure of WynnBET, Wynn Interactive's digital sports betting and casino gaming business, in certain jurisdictions.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$675,439	$473,385	$202,054	42.7
Rooms	82,077	72,702	9,375	12.9
Food and beverage	205,821	180,619	25,202	14.0
Entertainment, retail and other	71,012	92,482	(21,470)	(23.2)
General and administrative	271,616	259,772	11,844	4.6
Provision for credit losses	87	(544)	631	NM
Pre-opening	2,035	4,478	(2,443)	(54.6)
Depreciation and amortization	174,933	168,812	6,121	3.6
Property charges and other	16,948	2,458	14,490	589.5
Total operating expenses	$1,499,968	$1,254,164	$245,804	19.6
NM - Not meaningful.

The increase in total operating expenses was primarily due to increased operating costs associated with higher business volumes at each of our properties, partially offset by decreased entertainment, retail and other expenses related to Wynn Interactive following the closure of WynnBET, Wynn Interactive's digital sports betting and casino gaming business, in certain jurisdictions.

Casino expenses increased $111.1 million and $83.3 million at Wynn Palace and Wynn Macau, respectively. These increases resulted from higher operating costs, including $102.3 million and $78.6 million in incremental gaming tax expense at Wynn Palace and Wynn Macau, respectively, driven by the increase in casino revenues.

Room expenses increased $7.9 million at our Las Vegas Operations as a result of higher payroll and other operational costs, commensurate with the increase in room revenues.

Food and beverage expenses increased $17.9 million and $4.9 million at our Las Vegas Operations and Wynn Palace, respectively. These increases resulted from higher operating costs related to an increase in food and beverage revenues at our Las Vegas Operations and Wynn Palace, respectively.

Entertainment, retail and other expenses decreased $28.1 million at Corporate and other as a result of decreased marketing and other operational costs relating to Wynn Interactive.

General and administrative expenses increased primarily due to increases of $5.5 million and $2.5 million at Wynn Palace and our Las Vegas Operations, respectively, attributable to payroll and other general and administrative expenses required to support higher business volumes.

Property charges and other expenses for the three months ended March 31, 2024 consisted primarily of asset abandonments of $11.4 million at Wynn Palace and contract termination and other expenses of $5.1 million related to Wynn Interactive. Property charges and other expenses for the three months ended March 31, 2023 consisted primarily of asset abandonments of $2.2 million at Wynn Palace.

Other non-operating income and expenses

Interest expense, net of capitalized interest, decreased $5.3 million primarily due to a decrease in the weighted average debt balance, from $12.61 billion for the three months ended March 31, 2023, to $11.92 billion for the three months ended March 31, 2024, the effect of which was partially offset by an increase in the weighted average interest rate from 5.95% for the three months ended March 31, 2023, to 6.11% for the three months ended March 31, 2024.

We recorded interest income of $40.2 million in each of the three months ended March 31, 2024 and 2023, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement loss of $4.7 million and $30.6 million for the three months ended March 31, 2024 and 2023, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a loss of $17.9 million and a gain of $23.0 million for the three months ended March 31, 2024 and 2023, respectively, from change in derivatives fair value, primarily related to the conversion feature of the WML Convertible Bonds.

We recorded a $1.6 million loss on debt financing transactions for the three months ended March 31, 2024, primarily related to the issuance of the 2031 Add-On WRF Senior Notes and the repurchase of the 2025 WLV Senior Notes. We recorded a $12.2 million loss on debt financing transactions for the three months ended March 31, 2023, primarily related to the issuance of the 2031 WRF Senior Notes and the repurchase of the 2025 WRF Senior Notes.

Income taxes

We recorded an income tax expense of $20.0 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively, primarily related to our U.S.-based operating profits.

Net income (loss) attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $32.3 million and net loss attributable to noncontrolling interest was $11.2 million for the three months ended March 31, 2024 and 2023, respectively. These amounts are primarily related to the noncontrolling interests' share of net income (loss) attributable to WML.

Segment Information

As further described in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 17, "Segment Information," we use Adjusted Property EBITDAR to manage the operating results of our segments. Adjusted Property EBITDAR is net income before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in

Adjusted Property EBITDAR. Also, our calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDAR (dollars in thousands) for Wynn Palace, Wynn Macau, Las Vegas Operations, Encore Boston Harbor, and Corporate and other as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 17, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDAR to net income attributable to Wynn Resorts, Limited.

	Three Months Ended March 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Wynn Palace	$202,370	$111,058	$91,312	82.2
Wynn Macau	137,186	44,745	92,441	206.6
Las Vegas Operations	246,262	231,597	14,665	6.3
Encore Boston Harbor	63,135	63,414	(279)	(0.4)
Corporate and other	(2,418)	(21,068)	18,650	(88.5)

Adjusted Property EBITDAR at Wynn Palace and Wynn Macau increased $91.3 million and $92.4 million for the three months ended March 31, 2024, respectively, primarily due to an increase in operating revenues of $217.5 million and $181.0 million for the three months ended March 31, 2024, respectively, partially offset by an increase in operating expenses. Since the elimination of COVID-19 related protective measures by Macau authorities in January 2023, visitation to Macau and to our Macau Operations has improved, resulting in increased business volumes at our Macau Operations for the three months ended March 31, 2024.

Adjusted Property EBITDAR at our Las Vegas Operations increased $14.7 million for the three months ended March 31, 2024, primarily due to an increase in revenues from room and food and beverage operations of $39.0 million and $21.1 million, respectively, partially offset by an increase in operating expenses.

Adjusted Property EBITDAR at Corporate and other increased $18.6 million for the three months ended March 31, 2024, primarily due to a decrease in marketing and promotional expense of $28.1 million related to Wynn Interactive following our decision, announced in August 2023, to close WynnBET, Wynn Interactive's digital sports betting and casino gaming business, in certain jurisdictions.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Three Months Ended March 31,
Cash Flows - Summary	2024	2023
Cash flows from operating activities	$315,094	$169,491

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(97,702)	(124,466)
Investments in unconsolidated affiliate	(69,928)	—
Purchase of intangible and other assets	(15)	(7,741)
Proceeds from sale of assets and other	226	257
Net cash used in investing activities	(167,419)	(131,950)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	412,000	1,200,000
Repayments of long-term debt	(956,666)	(1,018,973)
Repurchase of common stock	(11,374)	(10,834)
Proceeds from exercise of stock options	1,017	—
Distribution to noncontrolling interest	(5,996)	(4,502)
Dividends paid	(27,959)	(175)
Finance lease payments	(5,056)	(5,410)
Payments for financing costs	(5,843)	(31,330)
Other	(4,486)	(7,773)
Net cash (used in) provided by financing activities	(604,363)	121,003

Effect of exchange rate on cash, cash equivalents and restricted cash	(2,375)	(2,567)
(Decrease) increase in cash, cash equivalents and restricted cash	$(459,063)	$155,977

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

During the three months ended March 31, 2024, the increase in cash flows from operating activities was primarily due to increased revenues from our Macau Operations and our Las Vegas Operations, which was partially offset by an increase in operating expenses associated with higher business volumes. During the three months ended March 31, 2023, the increase in cash flows from operating activities was primarily due to increased revenues from our Macau Operations, our Las Vegas Operations, and Encore Boston Harbor, which was partially offset by an increase in operating expenses associated with higher business volumes.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the three months ended March 31, 2024, we incurred capital expenditures of $24.7 million at our Las Vegas Operations, $11.8 million at Encore Boston Harbor, $29.5 million at Wynn Palace, and $17.3 million at Wynn Macau primarily related to maintenance capital expenditures, and $14.4 million at Corporate and other primarily related to future development projects. In addition, during the three months ended March 31, 2024, we made $69.9 million of investments in Island 3 AMI FZ-LLC, an unconsolidated affiliate which is constructing Wynn Al Marjan Island.

During the three months ended March 31, 2023, we incurred capital expenditures of $38.5 million at our Las Vegas Operations, $30.1 million at Encore Boston Harbor, $6.4 million at Wynn Palace, and $3.0 million at Wynn Macau primarily related to maintenance capital expenditures, and $46.5 million at Corporate and other primarily related to future development projects.

Financing Activities

The below table presents proceeds from the issuance, repayments, and repurchases of the specified debt instruments during the three months ended March 31, 2024 (in thousands):

	Proceeds from issuance	Repayments and repurchases
WRF 7 1/8% Senior Notes, due 2031	$412,000	$—
WM Cayman II Revolver, due 2025	—	149,663
WLV 5 1/2% Senior Notes, due 2025	—	796,691
WRF Credit Facilities:
WRF Term Loan, due 2024	—	944
WRF Term Loan, due 2027	—	9,368
Total	$412,000	$956,666

The below table presents proceeds from the issuance, repayments, and repurchases of the specified debt instruments during the three months ended March 31, 2023 (in thousands):

	Proceeds from issuance	Repayments and repurchases
WRF 7 1/8% Senior Notes, due 2031	$600,000	$—
WML 4 1/2% Convertible Bonds, due 2029	600,000	—
WRF 7 3/4% Senior Notes, due 2025	—	506,473
Wynn Las Vegas 4 1/4% Senior Notes, due 2023	—	500,000
WRF Term Loan, due 2024	—	12,500
Total	$1,200,000	$1,018,973

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, investments, and available revolver borrowing capacity, excluding capacity under intercompany loan agreements, presented by significant financing entity as of March 31, 2024 (in thousands):

	Total Cash and Cash Equivalents	Investments (1)	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$1,302,263	$699,649	$149,639
Wynn Resorts Finance, LLC (2)	405,538	—	737,227
Wynn Resorts, Limited and other	712,402	149,083	—
Total	$2,420,203	$848,732	$886,866
(1) Investments consist of investments in United States treasury bills and fixed deposits maturing in less than one year.
(2) Excluding Wynn Macau, Limited and subsidiaries.

Wynn Macau, Limited and subsidiaries. WML generates cash from our Macau Operations. We expect to use this cash to fund working capital and capital expenditure requirements at WML and our Macau Operations, and to service our WML Senior Notes, WM Cayman II Revolver, and WML Convertible Bonds. WML paid no dividends during 2023 or the three months ended March 31, 2024.

The WML board of directors has recommended the payment of a final dividend of HK$0.075 per share on its common stock, for a total U.S. dollar equivalent of approximately $50.3 million, in respect of the year ended December 31, 2023. The payment of the final dividend is conditional upon shareholder approval at WML's 2024 Annual General Meeting to be held on May 30, 2024.

If our portion of cash available for repatriation was repatriated on March 31, 2024, it would be subject to minimal U.S. taxes.

Wynn Resorts Finance, LLC and subsidiaries. Wynn Resorts Finance, LLC ("WRF" or "Wynn Resorts Finance") generates cash from distributions from its subsidiaries, which include our Macau Operations, Wynn Las Vegas, and Encore Boston Harbor, and capital contributions from Wynn Resorts, as required. In addition, WRF may utilize its available revolving borrowing capacity as needed. We expect to use this cash to service our WRF Credit Facilities, the WRF Senior Notes, and the Wynn Las Vegas Senior Notes, and to fund working capital and capital expenditure requirements as needed.

WRF is a holding company and, as a result, its ability to pay dividends to Wynn Resorts is dependent on WRF receiving distributions from its subsidiaries. The WRF Credit Agreement contains customary negative and financial covenants, including, but not limited to, covenants that restrict WRF's ability to pay dividends or distributions and incur additional indebtedness.

In February 2024, WRF issued an additional $400.0 million aggregate principal amount of 7 1/8% Senior Notes due 2031 (the "2031 WRF Add-On Senior Notes") in a private offering. The 2031 WRF Add-On Senior Notes were issued at a price equal to 103.0% of the principal amount, for net proceeds of approximately $409.5 million.

In February and March 2024, we repurchased $800.0 million aggregate principal amount of our 5 1/2% Senior Notes due 2025 (the "2025 WLV Senior Notes"), which consisted of i) $681.0 million validly tendered notes repurchased at a price equal to 97.2% of the principal amount, plus accrued interest and an early tender premium of $20.3 million and ii) $119.0 million of notes repurchased on a pro-rata basis at a price equal of 100% of the principal amount plus accrued interest under the terms of its indenture. Included in the $119.0 million repurchase was $3.3 million of 2025 WLV Senior Notes held by Wynn Resorts. We used the net proceeds from the 2031 WRF Add-On Senior Notes and cash held by WRF, to purchase such validly tendered 2025 WLV Senior Notes and to pay the tender premium and related fees and expenses.

Wynn Resorts, Limited and other subsidiaries. Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited and other primarily generates cash from royalty (including intellectual property license) and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. Fees payable by Wynn Macau SA to Wynn Resorts, Limited under its intellectual property license agreement are capped at $140.0 million for the year ending December 31, 2024. We expect to use cash held by Wynn Resorts, Limited and other to service our Retail Term Loan, to fund working capital needs of our subsidiaries, pay dividends, make required capital contributions to the entity which owns the Wynn Al Marjan Island development, and for general corporate purposes.

The Company paid a cash dividend of $0.25 per share in the quarter ended March 31, 2024 and recorded $28.0 million against accumulated deficit. On May 7, 2024, the Company declared a cash dividend of $0.25 per share, payable on May 31, 2024 to stockholders of record as of May 20, 2024.

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

In April 2016, our Board of Directors authorized an equity repurchase program of up to $1.00 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of March 31, 2024, we had $433.4 million in repurchase authority remaining under the program.

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

Contractual Commitments

During the three months ended March 31, 2024, except as described below, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

During the three months ended March 31, 2024, our fixed interest rate long-term debt obligations decreased by a net amount of $396.7 million, as a result of $796.7 million in debt repayments in connection with the repurchase of the 2025 WLV Senior Notes, net of $400.0 million in long-term debt issuances in connection with the issuance of the 2031 Add-On Senior Notes, as described above. As a result, our annual fixed interest payments are expected to decrease $12.5 million for the remainder of 2024, and increase $21.2 million in 2025, $28.5 million in each of 2026, 2027, and 2028, and $60.6 million thereafter.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies for the three months ended March 31, 2024.

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

Additional information about market risks to which we are exposed is included within our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Interest Rate Sensitivity

As of March 31, 2024, approximately 76% of our long-term debt was based on fixed rates. Based on our outstanding borrowings as of March 31, 2024 and an interest rate collar on the Retail Term Loan, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $21.4 million.

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

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of the debt issued by WML is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of March 31, 2024, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $46.4 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to those risk factors during the three months ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no share repurchases as part of a publicly announced program during the three months ended March 31, 2024. The following table summarizes the share repurchases made by the Company in satisfaction of employee tax withholding obligations on vested restricted stock relating to our stock incentive plans during the three months ended March 31, 2024:

Period		Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2024 to January 31, 2024	0	99,642	$94.29	—	$433,359
February 1, 2024 to February 29, 2024	0	18,172	$103.29	—	$433,359
March 1, 2024 to March 31, 2024	0	1,021	$99.65	—	$433,359
(1) Refer to Note 13 to our Consolidated Financial Statements included in our 2023 Form 10-K for additional details on our stock incentive plans.
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

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

On February 26, 2024, Betsy Atkins, Director, Wynn Resorts, Limited, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) under the Exchange Act. The plan covers the sale of up to 2,446 shares of the Company's common stock at an established limit price. The plan expires on the earlier of the date all the shares under the plan are sold and December 31, 2024.

Except as disclosed above, none of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended March 31, 2024.

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
4.1
Supplemental Indenture, dated February 23, 2024, by and among Wynn Resorts Finance, LLC, and Wynn Resorts Capital Corp., as joint and several obligors and the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 8, 2024).

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2024 and 2023; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: May 7, 2024	By:	/s/ Julie Cameron-Doe
Julie Cameron-Doe
Chief Financial Officer
(Principal Financial and Accounting Officer)