Form 10-Q
period 2024-06-30
WYNN RESORTS LTD
filed 2024-08-06
CIK 1174922

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2024
Common stock, par value $0.01	110,991,627

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,379,415	$2,879,186
Restricted cash	—	18
Investments	500,000	845,192
Accounts receivable, net of allowance for credit losses of $39,491 and $40,075, respectively	317,643	341,712
Inventories	72,152	75,552
Prepaid expenses and other	103,303	99,961
Total current assets	3,372,513	4,241,621
Property and equipment, net	6,492,579	6,688,479
Restricted cash	90,629	90,208
Goodwill and intangible assets, net	310,694	329,708
Operating lease assets	1,812,438	1,832,896
Deferred income taxes, net	478,570	500,877
Other assets	732,375	312,434
Total assets	$13,289,798	$13,996,223
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$200,652	$208,263
Customer deposits	488,567	543,288
Gaming taxes payable	151,295	172,832
Accrued compensation and benefits	178,517	212,645
Accrued interest	138,808	141,902
Current portion of long-term debt	1,291,295	709,593
Other accrued liabilities	151,892	211,931
Total current liabilities	2,601,026	2,200,454
Long-term debt	9,739,417	11,028,744
Long-term operating lease liabilities	1,616,898	1,631,749
Other long-term liabilities	234,419	236,210
Total liabilities	14,191,760	15,097,157
Commitments and contingencies (Note 15)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 133,511,209 and 132,998,916 shares issued; 111,375,062 and 111,737,245 shares outstanding, respectively	1,335	1,330
Treasury stock, at cost; 22,136,147 and 21,261,671 shares, respectively	(1,918,595)	(1,836,326)
Additional paid-in capital	3,672,049	3,647,161
Accumulated other comprehensive income	2,213	3,406
Accumulated deficit	(1,866,826)	(2,066,953)
Total Wynn Resorts, Limited stockholders' deficit	(109,824)	(251,382)
Noncontrolling interests	(792,138)	(849,552)
Total stockholders' deficit	(901,962)	(1,100,934)
Total liabilities and stockholders' deficit	$13,289,798	$13,996,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues:
Casino	$1,008,946	$912,999	$2,130,412	$1,679,991
Rooms	304,521	276,505	631,935	549,034
Food and beverage	281,404	257,036	548,342	489,647
Entertainment, retail and other	138,061	149,282	285,152	300,829
Total operating revenues	1,732,932	1,595,822	3,595,841	3,019,501
Operating expenses:
Casino	614,518	543,643	1,289,957	1,017,028
Rooms	80,538	73,783	162,615	146,485
Food and beverage	221,343	203,922	427,164	384,541
Entertainment, retail and other	62,941	85,999	133,953	178,481
General and administrative	264,727	257,321	536,343	517,093
Provision for credit losses	2,429	(6,640)	2,516	(7,184)
Pre-opening	1,558	1,477	3,593	5,955
Depreciation and amortization	176,405	169,962	351,338	338,774
Property charges and other	38,815	16,019	55,763	18,477
Total operating expenses	1,463,274	1,345,486	2,963,242	2,599,650
Operating income	269,658	250,336	632,599	419,851
Other income (expense):
Interest income	34,884	44,127	75,056	84,320
Interest expense, net of amounts capitalized	(174,596)	(190,243)	(357,000)	(377,983)
Change in derivatives fair value	15,517	24,336	(2,397)	47,382
Loss on debt financing transactions	—	(3,375)	(1,561)	(15,611)
Other	8,745	6,959	4,023	(23,655)
Other income (expense), net	(115,450)	(118,196)	(281,879)	(285,547)
Income before income taxes	154,208	132,140	350,720	134,304
Provision for income taxes	(7,935)	(4,305)	(27,949)	(5,323)
Net income	146,273	127,835	322,771	128,981
Less: net income attributable to noncontrolling interests	(34,330)	(22,651)	(66,612)	(11,465)
Net income attributable to Wynn Resorts, Limited	$111,943	$105,184	$256,159	$117,516
Basic and diluted net income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$1.01	$0.93	$2.31	$1.04
Diluted	$0.91	$0.84	$2.30	$0.84
Weighted average common shares outstanding:
Basic	110,937	112,889	110,980	112,821
Diluted	111,175	113,198	111,222	113,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$146,273	$127,835	$322,771	$128,981
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(3,643)	(3,595)	(1,654)	11,568
Total comprehensive income	142,630	124,240	321,117	140,549
Less: comprehensive income attributable to noncontrolling interests	(33,304)	(21,615)	(66,151)	(14,713)
Comprehensive income attributable to Wynn Resorts, Limited	$109,326	$102,625	$254,966	$125,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the three months ended June 30, 2024
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, April 1, 2024	112,071,149	$1,335	$(1,849,172)	$3,656,809	$4,830	$(1,950,755)	$(136,953)	$(809,427)	$(946,380)
Net income	—	—	—	—	—	111,943	111,943	34,330	146,273
Currency translation adjustment	—	—	—	—	(2,617)	—	(2,617)	(1,026)	(3,643)
Exercise of stock options	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	65,310	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(5,756)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(755,641)	—	(69,423)	—	—	—	(69,423)	—	(69,423)
Cash dividends declared	—	—	—	—	—	(28,014)	(28,014)	(14,376)	(42,390)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,645)	(2,645)
Transactions with subsidiary minority shareholders	—	—	—	(74)	—	—	(74)	74	—
Stock-based compensation	—	—	—	15,314	—	—	15,314	932	16,246
Balances, June 30, 2024	111,375,062	$1,335	$(1,918,595)	$3,672,049	$2,213	$(1,866,826)	$(109,824)	$(792,138)	$(901,962)

	For the three months ended June 30, 2023
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, April 1, 2023	113,808,044	$1,328	$(1,634,706)	$3,604,945	$10,475	$(2,699,476)	$(717,434)	$(898,936)	$(1,616,370)
Net income	—	—	—	—	—	105,184	105,184	22,651	127,835
Currency translation adjustment	—	—	—	—	(2,559)	—	(2,559)	(1,036)	(3,595)
Exercise of stock options	7,000	—	—	478	—	—	478	—	478
Issuance of restricted stock	147,628	1	—	(2)	—	—	(1)	—	(1)
Cancellation of restricted stock	(8,209)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(11,528)	—	(1,260)	—	—	—	(1,260)	—	(1,260)
Cash dividends declared	—	—	—	—	—	(28,481)	(28,481)	—	(28,481)
Distribution to noncontrolling interest	—	—	—	(2,994)	—	—	(2,994)	(1,449)	(4,443)
Stock-based compensation	—	—	—	16,814	—	—	16,814	1,859	18,673
Balances, June 30, 2023	113,942,935	$1,329	$(1,635,966)	$3,619,241	$7,916	$(2,622,773)	$(630,253)	$(876,911)	$(1,507,164)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the six months ended June 30, 2024
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2024	111,737,245	$1,330	$(1,836,326)	$3,647,161	$3,406	$(2,066,953)	$(251,382)	$(849,552)	$(1,100,934)
Net income	—	—	—	—	—	256,159	256,159	66,612	322,771
Currency translation adjustment	—	—	—	—	(1,193)	—	(1,193)	(461)	(1,654)
Exercise of stock options	17,285	—	—	1,017	—	—	1,017	—	1,017
Issuance of restricted stock	504,978	5	—	8,010	—	—	8,015	—	8,015
Cancellation of restricted stock	(9,970)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(874,476)	—	(82,269)	—	—	—	(82,269)	—	(82,269)
Cash dividends declared	—	—	—	—	—	(56,032)	(56,032)	(14,376)	(70,408)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(8,641)	(8,641)
Transactions with subsidiary minority shareholders	—	—	—	(11,947)	—	—	(11,947)	11,947	—
Stock-based compensation	—	—	—	27,808	—	—	27,808	2,333	30,141
Balances, June 30, 2024	111,375,062	$1,335	$(1,918,595)	$3,672,049	$2,213	$(1,866,826)	$(109,824)	$(792,138)	$(901,962)

	For the six months ended June 30, 2023
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2023	113,369,439	$1,323	$(1,623,872)	$3,583,923	$(404)	$(2,711,808)	$(750,838)	$(889,527)	$(1,640,365)
Net income	—	—	—	—	—	117,516	117,516	11,465	128,981
Currency translation adjustment	—	—	—	—	8,320	—	8,320	3,248	11,568
Exercise of stock options	32,284	—	—	1,965	—	—	1,965	—	1,965
Issuance of restricted stock	668,329	6	—	6,632	—	—	6,638	—	6,638
Cancellation of restricted stock	(14,589)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(118,709)	—	(12,094)	—	—	—	(12,094)	—	(12,094)
Cash dividends declared	—	—	—	—	—	(28,481)	(28,481)	—	(28,481)
Distribution to noncontrolling interest	—	—	—	(2,994)	—	—	(2,994)	(5,951)	(8,945)
Transactions with subsidiary minority shareholders	6,181	—	—	(754)	—	—	(754)	754	—
Stock-based compensation	—	—	—	30,469	—	—	30,469	3,100	33,569
Balances, June 30, 2023	113,942,935	$1,329	$(1,635,966)	$3,619,241	$7,916	$(2,622,773)	$(630,253)	$(876,911)	$(1,507,164)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$322,771	$128,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	351,338	338,774
Deferred income taxes	22,307	(1,371)
Stock-based compensation expense	30,536	32,995
Amortization of debt issuance costs	20,675	19,095
Loss on debt financing transactions	1,561	15,611
Provision for credit losses	2,516	(7,184)
Change in derivatives fair value	2,397	(47,382)
Property charges and other	46,927	42,132
Increase (decrease) in cash from changes in:
Receivables, net	21,633	(9,489)
Inventories, prepaid expenses and other	9,829	(407)
Customer deposits	(55,056)	(6,465)
Accounts payable and accrued expenses	(109,580)	25,449
Net cash provided by operating activities	667,854	530,739
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(191,337)	(215,299)
Investment in unconsolidated affiliates	(428,964)	(31,193)
Purchase of investments	—	(286,519)
Proceeds from maturity of investments	350,000	—
Purchase of intangible and other assets	(2,614)	(11,740)
Proceeds from sale of assets and other	1,289	490
Net cash used in investing activities	(271,626)	(544,261)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	412,000	1,200,000
Repayments of long-term debt	(1,129,136)	(1,112,500)
Repurchase of common stock	(80,798)	(12,094)
Proceeds from exercise of stock options	1,017	1,965
Distribution to noncontrolling interest	(8,641)	(8,945)
Dividends paid	(70,126)	(28,709)
Finance lease payments	(9,163)	(9,731)
Payments for financing costs	(6,458)	(41,020)
Other	(4,486)	(7,773)
Net cash used in financing activities	(895,791)	(18,807)
Effect of exchange rate on cash, cash equivalents and restricted cash	195	(2,864)
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(499,368)	(35,193)
Balance, beginning of period	2,969,412	3,782,990
Balance, end of period	$2,470,044	$3,747,797
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

The Company has a 40% equity interest in Island 3 AMI FZ-LLC ("Island 3"), an unconsolidated affiliate, which is constructing an integrated resort property ("Wynn Al Marjan Island") in Ras Al Khaimah, United Arab Emirates, currently expected to open in 2027.

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 16, "Retail Joint Venture." If the entity does not qualify for consolidation and the Company has significant influence over the operating and financial decisions of the entity, the Company accounts for the entity under the equity method. All significant intercompany accounts and transactions have been eliminated. During the three months ended March 31, 2024, Wynn Interactive Ltd. no longer met the requirements for a reportable segment. As a result, its assets and results of operations are presented in Corporate and other and previous period amounts have been reclassified to be consistent with the current period presentation of the Company's reportable segments. These reclassifications had no effect on the previously reported net income or operating income. For information on the Company's reportable segments, see Note 17, "Segment Information."

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Income. These taxes totaled $436.9 million and $391.4 million for the three months ended June 30, 2024 and 2023, respectively, and $925.6 million and $701.8 million for the six months ended June 30, 2024 and 2023, respectively.

Investments

As of June 30, 2024, the Company held $500.0 million in fixed deposits, recorded at fair value. The Company received proceeds of $300.0 million upon the maturity of its investments in debt securities and $50.0 million upon the maturity of its investments in fixed deposits during the three months ended June 30, 2024.

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

As of the balance sheet date, the Company evaluates whether the unrealized losses are attributable to credit losses or other factors. The Company considers the severity of the decline in value, creditworthiness of the issuer and other relevant factors and records an allowance for credit losses, limited to the excess of amortized cost over fair value, with a corresponding charge to earnings. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. During the three and six months ended June 30, 2024 and 2023, no impairment was recognized.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of the tangible and intangible assets acquired and the liabilities assumed. Goodwill is not amortized, but rather is subject to impairment testing annually, or more frequently if events or changes in circumstances indicate that this asset may be impaired. As of June 30, 2024 and December 31, 2023, the Company had a goodwill balance of $18.5 million, recorded in Goodwill and intangible assets, net on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2024, no impairment was recognized.

Investment in Unconsolidated Affiliate

The Company accounts for its investment in Island 3 using the equity method. Under the equity method, the investment's carrying value is adjusted for the Company’s share of the investee's earnings and losses, capital contributions to and distributions from the investee, and capitalization of interest cost incurred by the Company during the investee's initial development period. As of June 30, 2024 and December 31, 2023, the Company had an investment in unconsolidated affiliate of $517.6 million and $90.9 million, respectively, recorded in noncurrent other assets in the accompanying Condensed Consolidated Balance Sheets.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents:
Cash (1)	$1,137,449	$1,076,474
Cash equivalents (2)	1,241,966	1,802,712
Total cash and cash equivalents	2,379,415	2,879,186
Restricted cash (3)	90,629	90,226
Total cash, cash equivalents and restricted cash	$2,470,044	$2,969,412
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations, cash held in trusts in accordance with WML's share award plans, and as of June 30, 2024 and December 31, 2023 included $87.0 million in the form of a first demand bank guarantee in favor of the Macau government to support the legal and contractual obligations of Wynn Resorts (Macau) S.A. ("Wynn Macau SA") through the term of Wynn Macau SA's gaming concession contract.

The following table presents the supplemental cash flow disclosures of the Company (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for interest, net of amounts capitalized	$342,525	$346,055
Liability settled with shares of common stock	$8,015	$6,639
Accounts and construction payables related to property and equipment	$59,245	$49,014
Other liabilities related to intangible assets (1)	$200,251	$205,875
Net settlement of liabilities in connection with an asset sale	$27,665	$—
Finance lease liabilities arising from obtaining finance lease assets	$4,669	$657
(1) For the six months ended June 30, 2024 and 2023, included $198.8 million and $201.5 million, respectively, related to the Macau gaming premium in connection with Wynn Macau SA's gaming concession contract.

Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Casino	$183,958	$218,694
Hotel	45,267	54,596
Other	127,909	108,497
	357,134	381,787
Less: allowance for credit losses	(39,491)	(40,075)
	$317,643	$341,712

As of June 30, 2024 and December 31, 2023, approximately 75.4% and 68.2%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 18.0% and 15.9% of gross casino receivables as of June 30, 2024 and December 31, 2023, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	June 30,
	2024	2023
Balance at beginning of year	$40,075	$78,842
Provision for credit losses	2,516	(7,184)
Write-offs	(6,377)	(22,862)
Recoveries of receivables previously written off	3,261	8,655
Effect of exchange rate	16	(190)
Balance at end of period	$39,491	$57,261

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Buildings and improvements	$8,490,529	$8,459,085
Land and improvements	1,234,583	1,228,652
Furniture, fixtures and equipment	3,366,334	3,311,478
Airplanes	110,623	110,623
Construction in progress	169,259	162,592
	13,371,328	13,272,430
Less: accumulated depreciation	(6,878,749)	(6,583,951)
	$6,492,579	$6,688,479

As of June 30, 2024 and December 31, 2023, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties. During the three months ended June 30, 2024, the Company expensed $61.5 million of project costs related to a discontinued development project, inclusive of $4.7 million of internally allocated overhead, that had been previously capitalized. The expense was recorded in Property charges and other in the accompanying Condensed Consolidated Statements of Income.

Depreciation expense for the three months ended June 30, 2024 and 2023 was $162.2 million and $154.8 million, respectively, and depreciation expense for the six months ended June 30, 2024 and 2023 was $320.3 million and $308.9 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Macau Related:
WM Cayman II Revolver, due 2025 (1)	$1,186,448	$1,497,610
WML 4 7/8% Senior Notes, due 2024	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 4 1/2% Convertible Bonds, due 2029 (2)	600,000	600,000

U.S. and Corporate Related:
WRF Credit Facilities (3):
WRF Term Loan, due 2024	71,794	73,683
WRF Term Loan, due 2027	711,956	730,692
WLV 5 1/2% Senior Notes, due 2025	583,310	1,380,001
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	1,000,000	600,000
Retail Term Loan, due 2025 (4)	615,000	615,000
	11,098,508	11,826,986
WML Convertible Bond Conversion Option Derivative	72,039	73,744
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(139,835)	(162,393)
	11,030,712	11,738,337
Less: Current portion of long-term debt	(1,291,295)	(709,593)
Total long-term debt, net of current portion	$9,739,417	$11,028,744
(1) As of June 30, 2024, the borrowings under the WM Cayman II Revolver bear interest at the term secured overnight financing rate ("Term SOFR") plus a credit adjustment spread of 0.10% or HIBOR, in each case plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $247.4 million and $939.1 million of the WM Cayman II Revolver bears interest at a rate of Term SOFR plus 1.975% per year and HIBOR plus 1.875% per year, respectively. As of June 30, 2024, the weighted average interest rate was approximately 6.66%. As of June 30, 2024, the available borrowing capacity under the WM Cayman II Revolver was $312.2 million. In July 2024, the Company repaid approximately $40.0 million of outstanding WM Cayman II Revolver borrowings.
(2) As of June 30, 2024, the net carrying amount of the WML Convertible Bonds was $488.8 million, with unamortized debt discount and debt issuance costs of $111.2 million. The Company recorded contractual interest expense of $6.8 million and $6.8 million and amortization of discounts and issuance costs of $4.7 million and $4.3 million during the three months ended June 30, 2024 and 2023, respectively, and contractual interest expense of $13.5 million and $8.6 million and amortization of discounts and issuance costs of $9.2 million and $5.4 million during the six months ended June 30, 2024 and 2023, respectively.
(3) The WRF Credit Facilities bear interest at a rate of Term SOFR plus 1.85% per year. As of June 30, 2024, the weighted average interest rate was approximately 7.19%. Additionally, as of June 30, 2024, the available borrowing capacity under the WRF Revolver was $735.3 million, net of $14.7 million in outstanding letters of credit.
(4) The Retail Term Loan bears interest at a rate of adjusted daily simple secured overnight financing rate ("SOFR") plus 1.80% per year. As of June 30, 2024, the interest rate was 5.47%.

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

WLV Senior Notes

In February and March 2024, Wynn Las Vegas repurchased $800.0 million aggregate principal amount of its 5 1/2% Senior Notes due 2025 (the "2025 WLV Senior Notes"), which consisted of i) $681.0 million aggregate principal amount of validly tendered notes repurchased at a price equal to 97.2% of the principal amount, plus accrued interest and an early tender premium of $20.3 million, and ii) $119.0 million aggregate principal amount of notes repurchased on a pro-rata basis at a price equal of 100% of the principal amount, plus accrued interest, under the terms of its indenture. Included in the $119.0 million repurchase was $3.3 million aggregate principal amount of 2025 WLV Senior Notes held by Wynn Resorts. The Company used the net proceeds from the 2031 WRF Add-On Senior Notes and cash held by WRF to purchase such validly tendered 2025 WLV Senior Notes and to pay the early tender premium and related fees and expenses.

Debt Covenant Compliance

As of June 30, 2024, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of June 30, 2024 and December 31, 2023 was approximately $10.85 billion and $11.49 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $11.10 billion and $11.83 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

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

	June 30, 2024		December 31, 2023
WML stock price	HK$	6.40	HK$	6.43
Estimated volatility	34.0%		34.0%
Risk-free interest rate	3.8%		3.3%
Expected term (years)	4.7		5.2
Dividend yield (1)	0.0%		0.0%
(1) Dividend yield is assumed to be zero in the lattice model used to value the WML Convertible Bond Conversion Option Derivative, due to a dividend protection feature in the WML Convertible Bond Agreement.

As of June 30, 2024 and December 31, 2023, the estimated fair value of the embedded derivative was a liability of $72.0 million and $73.7 million, respectively, recorded in Long-term debt in the accompanying Condensed Consolidated Balance Sheets. In connection with the change in fair value, the Company recorded a gain of $18.0 million and $21.6 million for the three months ended June 30, 2024 and 2023, respectively, and a gain of $1.7 million and $46.5 million for the six months ended June 30, 2024 and 2023, respectively, within Change in derivative fair value in the accompanying Condensed Consolidated Statements of Income.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 8 - Stockholders' Deficit

Equity Repurchase Program

In April 2016, the Company's Board of Directors authorized an equity repurchase program of up to $1.00 billion, which may include repurchases by the Company of its common stock from time to time through open market purchases, privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Any shares repurchased pursuant to the equity repurchase program are held as treasury shares. During the three and six months ended June 30, 2024, the Company repurchased 741,340 shares of its common stock at an average price of $91.72 per share, for an aggregate cost of $68.0 million under the equity repurchase program. No shares were repurchased during the three and six months ended June 30, 2023. As of June 30, 2024, the Company had $365.4 million in repurchase authority remaining under the program.

Dividends

The Company paid a cash dividend of $0.25 per share in each of the quarters ended March 31, 2024 and June 30, 2024 and recorded $28.0 million in each period against accumulated deficit.

On August 6, 2024, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on August 30, 2024 to stockholders of record as of August 19, 2024.

Noncontrolling Interests

Wynn Macau, Limited

On June 19, 2024, WML paid a cash dividend of HK$0.075 per share for a total U.S. dollar equivalent of approximately $50.4 million. The Company's share of this dividend was $36.0 million, and the noncontrolling interest holders' share of this dividend was $14.4 million.

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

Retail Joint Venture

During the six months ended June 30, 2024 and 2023, the Retail Joint Venture made aggregate distributions of approximately $8.6 million and $8.9 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 16, "Retail Joint Venture."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	June 30, 2024	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,241,966	$—	$1,241,966	$—
Restricted cash	$90,629	$2,204	$88,425	$—
Fixed deposits	$500,000	$—	$500,000	$—
Interest rate collar	$1,668	$—	$1,668	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$72,039	$—	$—	$72,039

		Fair Value Measurements Using:
	December 31, 2023	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,802,712	$—	$1,802,712	$—
Restricted cash	$90,226	$2,170	$88,056	$—
Fixed deposits	$550,000	$—	$550,000	$—
Interest rate collar	$5,769	$—	$5,769	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$73,744	$—	$—	$73,744

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	June 30, 2024	December 31, 2023	Increase / (decrease)	June 30, 2023	December 31, 2022	Increase / (decrease)
Casino outstanding chips and front money deposits (1)	$405,153	$433,269	$(28,116)	$398,100	$390,531	$7,569
Advance room deposits and ticket sales (2)	71,214	89,640	(18,426)	73,517	85,019	(11,502)
Other gaming-related liabilities (3)	14,710	24,964	(10,254)	29,047	31,265	(2,218)
Loyalty program and related liabilities (4)	28,616	31,106	(2,490)	37,799	35,083	2,716
	$519,693	$578,979	$(59,286)	$538,463	$541,898	$(3,435)
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

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Casino	$791	$512	$1,466	$989
Rooms	268	195	496	$401
Food and beverage	577	393	989	$802
Entertainment, retail and other	694	2,846	1,440	$5,885
General and administrative	13,837	14,339	26,145	$24,918
Total stock-based compensation expense	16,167	18,285	30,536	32,995
Total stock-based compensation capitalized	$1,319	1,368	2,621	2,134
Total stock-based compensation costs	$17,486	$19,653	$33,157	$35,129

Note 12 - Income Taxes

The Company recorded an income tax expense of $7.9 million and $4.3 million for the three months ended June 30, 2024 and 2023, respectively, and an income tax expense of $27.9 million and $5.3 million for the six months ended June 30, 2024 and 2023, respectively, primarily related to its U.S.-based operating profits.

The difference between the statutory tax rate of 21% and the effective tax rate of 8.0% is due to the exemption from Macau’s 12% Complementary Tax on casino gaming profits that Wynn Macau SA received.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 13 - Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Wynn Resorts, adjusted for the potential dilutive impact assuming that the conversion of the WML Convertible Bonds occurred at the later of the date of issuance or beginning of the period presented under the if-converted method, by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued, to the extent such impact is not anti-dilutive. Other potentially dilutive securities include outstanding stock options and unvested restricted stock.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Wynn Resorts, Limited - basic	$111,943	$105,184	$256,159	$117,516
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds	(10,586)	(10,629)	—	(22,600)
Net income attributable to Wynn Resorts, Limited - diluted	$101,357	$94,555	$256,159	$94,916

Denominator:
Weighted average common shares outstanding	110,937	112,889	110,980	112,821
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	238	309	242	322
Weighted average common and common equivalent shares outstanding	111,175	113,198	111,222	113,143

Net income attributable to Wynn Resorts, Limited per common share, basic	$1.01	$0.93	$2.31	$1.04
Net income attributable to Wynn Resorts, Limited per common share, diluted	$0.91	$0.84	$2.30	$0.84

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	339	321	325	344

Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Minimum rental income	$33,838	$31,811	$68,008	$65,649
Contingent rental income	16,233	25,206	36,872	53,970
Total rental income	$50,071	$57,017	$104,880	$119,619

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

Note 16 - Retail Joint Venture

As of June 30, 2024 and December 31, 2023, the Retail Joint Venture had total assets of $104.3 million and $102.5 million, respectively, and total liabilities of $621.8 million and $621.9 million, respectively. As of June 30, 2024 and December 31, 2023, the Retail Joint Venture's liabilities included long-term debt of $614.4 million and $614.1 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the Company's segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues
Macau Operations:
Wynn Palace
Casino	$444,964	$365,277	$918,745	$635,964
Rooms	50,206	50,092	104,142	97,002
Food and beverage	29,829	25,260	61,899	48,813
Entertainment, retail and other (1)	23,050	27,721	50,164	55,934
	548,049	468,350	1,134,950	837,713
Wynn Macau
Casino	280,717	242,950	627,070	419,333
Rooms	23,742	26,130	52,361	48,101
Food and beverage	20,003	14,666	41,022	28,968
Entertainment, retail and other (1)	12,807	17,847	28,560	35,917
	337,269	301,593	749,013	532,319
Total Macau Operations	885,318	769,943	1,883,963	1,370,032

Las Vegas Operations:
Casino	129,674	137,946	264,837	292,476
Rooms	205,872	177,765	429,948	362,874
Food and beverage	208,418	195,146	402,028	367,629
Entertainment, retail and other (1)	84,690	67,215	168,389	141,857
Total Las Vegas Operations	628,654	578,072	1,265,202	1,164,836

Encore Boston Harbor:
Casino	153,591	166,826	319,760	332,218
Rooms	24,701	22,518	45,484	41,057
Food and beverage	23,154	21,964	43,393	44,237
Entertainment, retail and other (1)	11,162	10,624	21,755	20,726
Total Encore Boston Harbor	212,608	221,932	430,392	438,238

Corporate and other:
Entertainment, retail and other	6,352	25,875	16,284	46,395
Total Corporate and other	6,352	25,875	16,284	46,395

Total operating revenues	$1,732,932	$1,595,822	$3,595,841	$3,019,501
(1) Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 14, "Leases."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted Property EBITDAR (1)
Macau Operations:
Wynn Palace	$184,459	$156,607	$386,829	$267,665
Wynn Macau	95,911	89,590	233,097	134,335
Total Macau Operations	280,370	246,197	619,926	402,000
Las Vegas Operations	230,333	224,121	476,595	455,718
Encore Boston Harbor	62,131	69,104	125,266	132,518
Corporate and other	(1,179)	(14,964)	(3,597)	(36,032)
Total	571,655	524,458	1,218,190	954,204
Other operating expenses
Pre-opening	1,558	1,477	3,593	5,955
Depreciation and amortization	176,405	169,962	351,338	338,774
Property charges and other (2)	38,815	16,019	55,763	18,477
Corporate expenses and other	33,710	32,748	73,615	67,238
Stock-based compensation	16,167	18,285	30,536	32,995
Triple-net operating lease rent expense	35,342	35,631	70,746	70,914
Total other operating expenses	301,997	274,122	585,591	534,353
Operating income	269,658	250,336	632,599	419,851
Other non-operating income and expenses
Interest income	34,884	44,127	75,056	84,320
Interest expense, net of amounts capitalized	(174,596)	(190,243)	(357,000)	(377,983)
Change in derivatives fair value	15,517	24,336	(2,397)	47,382
Loss on debt financing transactions	—	(3,375)	(1,561)	(15,611)
Other	8,745	6,959	4,023	(23,655)
Total other non-operating income and expenses	(115,450)	(118,196)	(281,879)	(285,547)
Income before income taxes	154,208	132,140	350,720	134,304
Provision for income taxes	(7,935)	(4,305)	(27,949)	(5,323)
Net income	146,273	127,835	322,771	128,981
Net income attributable to noncontrolling interests	(34,330)	(22,651)	(66,612)	(11,465)
Net income attributable to Wynn Resorts, Limited	$111,943	$105,184	$256,159	$117,516
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
(2) For each of the three and six months ended June 30, 2024, includes $61.5 million of expensed project costs related to a discontinued development project, partially offset by a gain of $24.6 million related to the sale of certain Wynn Interactive assets, both included in Corporate and other.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Macau Operations:
Wynn Palace	$2,849,362	$2,936,264
Wynn Macau	1,848,162	1,864,211
Other Macau	761,612	886,175
Total Macau Operations	5,459,136	5,686,650
Las Vegas Operations	3,073,105	3,173,247
Encore Boston Harbor	1,957,746	2,006,565
Corporate and other	2,799,811	3,129,761
Total	$13,289,798	$13,996,223

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

The Company has a 40% equity interest in Island 3 AMI FZ-LLC ("Island 3"), an unconsolidated affiliate, which is constructing an integrated resort property ("Wynn Al Marjan Island") in Ras Al Khaimah, United Arab Emirates.

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

Results of Operations

Summary of second quarter 2024 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Increase/ (Decrease)	Percent Change	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues	$1,732,932	$1,595,822	$137,110	8.6	$3,595,841	3,019,501	576,340	19.1
Net income attributable to Wynn Resorts, Limited	111,943	105,184	6,759	6.4	256,159	117,516	138,643	118.0
Diluted net income per share	0.91	0.84	0.07	8.3	2.30	0.84	1.46	173.8

The increase in operating revenues for the three months ended June 30, 2024 was primarily driven by increases of $79.7 million and $35.7 million from Wynn Palace and Wynn Macau, respectively, resulting from an increase in mass market gaming volumes and covers at our restaurants. Since the elimination of COVID-19 related protective measures by Macau authorities in January 2023, visitation to Macau and to our Macau Operations has continued to improve, resulting in increased business volumes at our Macau Operations for the three months ended June 30, 2024. Operating revenues at our Las Vegas Operations also increased $50.6 million primarily due to increases in ADR and restaurant covers.

The increase in net income attributable to Wynn Resorts, Limited for the three months ended June 30, 2024 was primarily due to increased operating revenues at our Macau Operations and our Las Vegas Operations, partially offset by an increase in operating expenses.

Financial results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$548,049	$468,350	$79,699	17.0
Wynn Macau	337,269	301,593	35,676	11.8
Total Macau Operations	885,318	769,943	115,375	15.0
Las Vegas Operations	628,654	578,072	50,582	8.8
Encore Boston Harbor	212,608	221,932	(9,324)	(4.2)
Corporate and other	6,352	25,875	(19,523)	(75.5)
	$1,732,932	$1,595,822	$137,110	8.6

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,008,946	$912,999	$95,947	10.5
Non-casino revenues:
Rooms	304,521	276,505	28,016	10.1
Food and beverage	281,404	257,036	24,368	9.5
Entertainment, retail and other	138,061	149,282	(11,221)	(7.5)
Total non-casino revenues	723,986	682,823	41,163	6.0
	$1,732,932	$1,595,822	$137,110	8.6

Casino revenues for the three months ended June 30, 2024 were 58.2% of operating revenues, compared to 57.2% for the same period of 2023. Non-casino revenues for the three months ended June 30, 2024 were 41.8% of operating revenues, compared to 42.8% for the same period of 2023.

Casino revenues

Casino revenues increased primarily due to higher mass market volumes at our Macau Operations which continued to benefit from higher visitation following the elimination of COVID-19 related protective measures by Macau authorities in January 2023.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended June 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$444,964	$365,277	$79,687	21.8
VIP:
Average number of table games	57	57	—	—
VIP turnover	$2,810,016	$3,042,338	$(232,322)	(7.6)
VIP table games win	$115,297	$129,030	$(13,733)	(10.6)
VIP win as a % of turnover	4.10%	4.24%	(0.14)
Table games win per unit per day	$22,092	$24,728	$(2,636)	(10.7)
Mass market:
Average number of table games	243	240	3	1.3
Table drop	$1,738,260	$1,507,148	$231,112	15.3
Table games win	$409,409	$305,817	$103,592	33.9
Table games win %	23.6%	20.3%	3.3
Table games win per unit per day	$18,484	$13,980	$4,504	32.2
Average number of slot machines	607	586	21	3.6
Slot machine handle	$642,713	$579,626	$63,087	10.9
Slot machine win	$25,590	$27,583	$(1,993)	(7.2)
Slot machine win per unit per day	$464	$517	$(53)	(10.3)
Poker rake	$736	$—	$736	NM
Wynn Macau:
Total casino revenues	$280,717	$242,950	$37,767	15.5
VIP:
Average number of table games	30	48	(18)	(37.5)
VIP turnover	$1,164,075	$1,390,272	$(226,197)	(16.3)
VIP table games win	$25,473	$57,828	$(32,355)	(56.0)
VIP win as a % of turnover	2.19%	4.16%	(1.97)
Table games win per unit per day	$9,449	$13,257	$(3,808)	(28.7)
Mass market:
Average number of table games	222	209	13	6.2
Table drop	$1,602,920	$1,223,311	$379,609	31.0
Table games win	$280,830	$216,405	$64,425	29.8
Table games win %	17.5%	17.7%	(0.2)
Table games win per unit per day	$13,905	$11,388	$2,517	22.1
Average number of slot machines	617	533	84	15.8
Slot machine handle	$801,813	$519,807	$282,006	54.3
Slot machine win	$25,978	$15,452	$10,526	68.1
Slot machine win per unit per day	$463	$319	$144	45.1
Poker rake	$3,607	$5,376	$(1,769)	(32.9)

	Three Months Ended June 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$129,674	$137,946	$(8,272)	(6.0)
Average number of table games	234	235	(1)	(0.4)
Table drop	$536,461	$559,701	$(23,240)	(4.2)
Table games win	$117,496	$128,012	$(10,516)	(8.2)
Table games win %	21.9%	22.9%	(1.0)
Table games win per unit per day	$5,529	$5,997	$(468)	(7.8)
Average number of slot machines	1,598	1,651	(53)	(3.2)
Slot machine handle	$1,648,364	$1,522,525	$125,839	8.3
Slot machine win	$110,017	$103,357	$6,660	6.4
Slot machine win per unit per day	$757	$688	$69	10.0
Poker rake	$7,501	$6,460	$1,041	16.1
Encore Boston Harbor:
Total casino revenues	$153,591	$166,826	$(13,235)	(7.9)
Average number of table games	185	190	(5)	(2.6)
Table drop	$358,857	$354,365	$4,492	1.3
Table games win	$70,471	$79,072	$(8,601)	(10.9)
Table games win %	19.6%	22.3%	(2.7)
Table games win per unit per day	$4,186	$4,573	$(387)	(8.5)
Average number of slot machines	2,590	2,561	29	1.1
Slot machine handle	$1,420,607	$1,300,237	$120,370	9.3
Slot machine win	$105,558	$106,726	$(1,168)	(1.1)
Slot machine win per unit per day	$448	$458	$(10)	(2.2)
Poker rake	$5,307	$5,211	$96	1.8
NM - Not meaningful.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended June 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$50,206	$50,092	$114	0.2
Occupancy	98.9%	96.5%	2.4
ADR	$316	$318	$(2)	(0.6)
REVPAR	$312	$307	$5	1.6
Wynn Macau:
Total room revenues (dollars in thousands)	$23,742	$26,130	$(2,388)	(9.1)
Occupancy	99.4%	96.8%	2.6
ADR	$236	$269	$(33)	(12.3)
REVPAR	$234	$260	$(26)	(10.0)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$205,872	$177,765	$28,107	15.8
Occupancy	90.9%	90.6%	0.3
ADR	$532	$462	$70	15.2
REVPAR	$484	$418	$66	15.8
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$24,701	$22,518	$2,183	9.7
Occupancy	96.5%	92.7%	3.8
ADR	$422	$400	$22	5.5
REVPAR	$407	$371	$36	9.7

Room revenues increased $28.0 million, primarily due to higher ADR at our Las Vegas Operations.

Food and beverage revenues increased $24.4 million, primarily due to increased restaurant covers and average check amounts at our Las Vegas Operations and our Macau Operations.

Entertainment, retail and other revenues decreased $11.2 million, primarily due to a decrease in operating revenues at Wynn Interactive of $19.5 million following the closure of Wynn Interactive's digital sports betting and casino gaming business in certain jurisdictions, partially offset by a $10.7 million increase in operating revenues from entertainment venue and convention-related sales at our Las Vegas Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$614,518	$543,643	$70,875	13.0
Rooms	80,538	73,783	6,755	9.2
Food and beverage	221,343	203,922	17,421	8.5
Entertainment, retail and other	62,941	85,999	(23,058)	(26.8)
General and administrative	264,727	257,321	7,406	2.9
Provision for credit losses	2,429	(6,640)	9,069	NM
Pre-opening	1,558	1,477	81	5.5
Depreciation and amortization	176,405	169,962	6,443	3.8
Property charges and other	38,815	16,019	22,796	142.3
Total operating expenses	$1,463,274	$1,345,486	$117,788	8.8
NM - Not meaningful.

The increase in total operating expenses was primarily due to increased operating costs associated with higher business volumes at our properties, partially offset by decreased entertainment, retail and other expenses related to Wynn Interactive following the closure of WynnBET, Wynn Interactive's digital sports betting and casino gaming business, in certain jurisdictions.

Casino expenses increased $43.5 million and $22.5 million at Wynn Palace and Wynn Macau, respectively. These increases resulted from higher operating costs, including $36.3 million and $17.0 million in incremental gaming tax expense at Wynn Palace and Wynn Macau, respectively, driven by the increase in casino revenues.

Room expenses increased $6.5 million at our Las Vegas Operations as a result of higher operating costs, commensurate with the increase in room revenues.

Food and beverage expenses increased $11.0 million and $6.0 million at our Las Vegas Operations and Macau Operations, respectively, as a result of higher operating costs related to increases in food and beverage revenues.

Entertainment, retail and other expenses decreased $35.5 million at Corporate and other as a result of decreased operating costs related to Wynn Interactive. This decrease is partially offset by an increase of $12.8 million at our Las Vegas Operations primarily due to increased entertainment venue and convention-related revenue.

General and administrative expenses increased primarily due to an increase of $9.5 million at our Las Vegas Operations attributable to payroll, marketing-related costs, and other general and administrative expenses. This increase was partially offset by decreases of $2.9 million and $1.3 million at Encore Boston Harbor and our Macau Operations, respectively.

Property charges and other expenses for the three months ended June 30, 2024 consisted primarily of $61.5 million of expensed project costs related to a discontinued development project, partially offset by a gain of $24.6 million related to the sale of certain Wynn Interactive assets, both included in Corporate and other. Property charges and other expenses for the three months ended June 30, 2023 consisted primarily of asset abandonments of $6.6 million and $1.1 million at our Las Vegas Operations and Wynn Palace, respectively, as well as contract termination and other expenses of $6.5 million at Wynn Macau.

Other non-operating income and expenses

Interest expense, net of capitalized interest, decreased $15.6 million primarily due to a decrease in the weighted average debt balance, from $12.50 billion for the three months ended June 30, 2023, to $11.43 billion for the three months ended June 30, 2024.

We recorded interest income of $34.9 million and $44.1 million in the three months ended June 30, 2024 and 2023, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement gain of $8.7 million and $7.0 million for the three months ended June 30, 2024 and 2023, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a gain of $15.5 million and $24.3 million for the three months ended June 30, 2024 and 2023, respectively, from change in derivatives fair value, primarily related to the conversion feature of the WML Convertible Bonds.

We recorded a $3.4 million loss on debt financing transactions for the three months ended June 30, 2023, primarily related to the issuance of the 2031 WRF Senior Notes and the repurchase of the tendered 2025 WRF Senior Notes.

Income taxes

We recorded an income tax expense of $7.9 million and $4.3 million for the three months ended June 30, 2024 and 2023, respectively, primarily related to our U.S. based operating profits.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $34.3 million and $22.7 million for the three months ended June 30, 2024 and 2023, respectively. These amounts are primarily related to the noncontrolling interests' share of net income attributable to WML.

Financial results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$1,134,950	$837,713	$297,237	35.5
Wynn Macau	749,013	532,319	216,694	40.7
Total Macau Operations	1,883,963	1,370,032	513,931	37.5
Las Vegas Operations	1,265,202	1,164,836	100,366	8.6
Encore Boston Harbor	430,392	438,238	(7,846)	(1.8)
Corporate and other	16,284	46,395	(30,111)	(64.9)
	$3,595,841	$3,019,501	$576,340	19.1

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$2,130,412	$1,679,991	$450,421	26.8
Non-casino revenues:
Rooms	631,935	549,034	82,901	15.1
Food and beverage	548,342	489,647	58,695	12.0
Entertainment, retail and other	285,152	300,829	(15,677)	(5.2)
Total non-casino revenues	1,465,429	1,339,510	125,919	9.4
	$3,595,841	$3,019,501	$576,340	19.1

Casino revenues for the six months ended June 30, 2024 were 59.2% of operating revenues, compared to 55.6% for the same period of 2023. Non-casino revenues for the six months ended June 30, 2024 were 40.8% of operating revenues, compared to 44.4% for the same period of 2023.

Casino revenues

Casino revenues increased primarily due to higher gaming volumes at our Macau Operations which continued to benefit from higher visitation following the elimination of COVID-19 related protective measures by Macau authorities in January 2023.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Six Months Ended June 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$918,745	$635,964	$282,781	44.5
VIP:
Average number of table games	58	54	4	7.4
VIP turnover	$6,731,100	$5,335,696	$1,395,404	26.2
VIP table games win	$244,712	$191,478	$53,234	27.8
VIP win as a % of turnover	3.64%	3.59%	0.05
Table games win per unit per day	$23,195	$19,697	$3,498	17.8
Mass market:
Average number of table games	244	239	5	2.1
Table drop	$3,520,444	$2,689,146	$831,298	30.9
Table games win	$846,732	$566,683	$280,049	49.4
Table games win %	24.1%	21.1%	3.0
Table games win per unit per day	$19,039	$13,125	$5,914	45.1
Average number of slot machines	590	587	3	0.5
Slot machine handle	$1,238,334	$1,126,224	$112,110	10.0
Slot machine win	$56,560	$53,008	$3,552	6.7
Slot machine win per unit per day	$527	$499	$28	5.6
Poker rake	$736	$—	$736	NM
Wynn Macau:
Total casino revenues	$627,070	$419,333	$207,737	49.5
VIP:
Average number of table games	30	50	(20)	(40.0)
VIP turnover	$2,753,760	$2,534,496	$219,264	8.7
VIP table games win	$79,379	$88,579	$(9,200)	(10.4)
VIP win as a % of turnover	2.88%	3.49%	(0.61)
Table games win per unit per day	$14,629	$9,808	$4,821	49.2
Mass market:
Average number of table games	222	213	9	4.2
Table drop	$3,286,071	$2,213,299	$1,072,772	48.5
Table games win	$607,150	$384,831	$222,319	57.8
Table games win %	18.5%	17.4%	1.1
Table games win per unit per day	$15,048	$9,997	$5,051	50.5
Average number of slot machines	600	532	68	12.8
Slot machine handle	$1,532,202	$989,576	$542,626	54.8
Slot machine win	$52,170	$31,749	$20,421	64.3
Slot machine win per unit per day	$478	$330	$148	44.8
Poker rake	$8,626	$9,312	$(686)	(7.4)

	Six Months Ended June 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$264,837	$292,476	$(27,639)	(9.5)
Average number of table games	234	233	1	0.4
Table drop	$1,140,635	$1,160,447	$(19,812)	(1.7)
Table games win	$274,107	$274,022	$85	—
Table games win %	24.0%	23.6%	0.4
Table games win per unit per day	$6,444	$6,490	$(46)	(0.7)
Average number of slot machines	1,608	1,660	(52)	(3.1)
Slot machine handle	$3,144,442	$3,095,260	$49,182	1.6
Slot machine win	$209,773	$210,145	$(372)	(0.2)
Slot machine win per unit per day	$717	$700	$17	2.4
Poker rake	$12,023	$10,574	$1,449	13.7
Encore Boston Harbor:
Total casino revenues	$319,760	$332,218	$(12,458)	(3.7)
Average number of table games	184	194	(10)	(5.2)
Table drop	$725,668	$720,406	$5,262	0.7
Table games win	$153,449	$158,615	$(5,166)	(3.3)
Table games win %	21.1%	22.0%	(0.9)
Table games win per unit per day	$4,576	$4,512	$64	1.4
Average number of slot machines	2,613	2,540	73	2.9
Slot machine handle	$2,823,454	$2,596,664	$226,790	8.7
Slot machine win	$210,223	$210,799	$(576)	(0.3)
Slot machine win per unit per day	$442	$459	$(17)	(3.7)
Poker rake	$11,088	$10,893	$195	1.8
NM - Not meaningful.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Six Months Ended June 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$104,142	$97,002	$7,140	7.4
Occupancy	98.9%	92.2%	6.7
ADR	$326	$319	$7	2.2
REVPAR	$323	$294	$29	9.9
Wynn Macau:
Total room revenues (dollars in thousands)	$52,361	$48,101	$4,260	8.9
Occupancy	99.4%	93.9%	5.5
ADR	$260	$256	$4	1.6
REVPAR	$258	$240	$18	7.5
Las Vegas Operations:
Total room revenues (dollars in thousands)	$429,948	362,874	$67,074	18.5
Occupancy	89.4%	89.7%	(0.3)
ADR	$563	$477	$86	18.0
REVPAR	$504	$428	$76	17.8
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$45,484	$41,057	$4,427	10.8
Occupancy	93.1%	91.4%	1.7
ADR	$403	$372	$31	8.3
REVPAR	$375	$340	$35	10.3

Room revenues increased $82.9 million, primarily due to higher occupancy and ADR at our Macau Operations and higher ADR at our Las Vegas Operations.

Food and beverage revenues increased $58.7 million, primarily due to increased restaurant covers and average check amounts at our Las Vegas Operations and our Macau Operations.

Entertainment, retail and other revenues decreased $15.7 million primarily due to $30.1 million of decreased operating revenues at Wynn Interactive following the closure of Wynn Interactive's digital sports betting and casino gaming business in certain jurisdictions, partially offset by a $13.7 million increase in operating revenues from entertainment venue and convention-related sales at our Las Vegas Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$1,289,957	$1,017,028	$272,929	26.8
Rooms	162,615	146,485	16,130	11.0
Food and beverage	427,164	384,541	42,623	11.1
Entertainment, retail and other	133,953	178,481	(44,528)	(24.9)
General and administrative	536,343	517,093	19,250	3.7
Provision for credit losses	2,516	(7,184)	9,700	NM
Pre-opening	3,593	5,955	(2,362)	(39.7)
Depreciation and amortization	351,338	338,774	12,564	3.7
Property charges and other	55,763	18,477	37,286	201.8
Total operating expenses	$2,963,242	$2,599,650	$363,592	14.0
NM - Not meaningful.

The increase in total operating expenses was primarily due to increased operating costs associated with higher business volumes at our properties, partially offset by decreased entertainment, retail and other expenses related to Wynn Interactive following the closure of WynnBET, Wynn Interactive's digital sports betting and casino gaming business, in certain jurisdictions.

Casino expenses increased $154.6 million and $105.8 million at Wynn Palace and Wynn Macau, respectively. These increases resulted from higher operating costs, including increases of $138.6 million and $95.6 million in incremental gaming tax expense at Wynn Palace and Wynn Macau, respectively, driven by the increase in casino revenues.

Room expenses increased $14.3 million at our Las Vegas Operations as a result of higher operating costs, commensurate with the increase in room revenues.

Food and beverage expenses increased $29.0 million and $13.3 million at our Las Vegas Operations and our Macau Operations, respectively, as a result of higher operating costs related to increases in food and beverage revenues.

Entertainment, retail and other expenses decreased $66.7 million at Corporate and other as a result of decreased operating costs related to Wynn Interactive. This decrease is partially offset by an increase of $17.9 million at our Las Vegas Operations primarily due to entertainment venue and convention-related revenue.

General and administrative expenses increased primarily due to an increase of $11.9 million at our Las Vegas Operations, attributable to payroll, including stock-based compensation, marketing-related costs, and other general and administrative expenses. In addition, general and administrative expenses increased $9.3 million at Corporate and other, primarily due to an increase in payroll and other general and administrative expenses.

Property charges and other expenses for the six months ended June 30, 2024 consisted primarily of $61.5 million of expensed project costs related to a discontinued development project, partially offset by a gain of $24.6 million related to the sale of certain Wynn Interactive assets, both included in Corporate and other. Property charges and other expenses for the six months ended June 30, 2023 consisted primarily of asset abandonments of $6.7 million and $3.4 million at our Las Vegas Operations and Wynn Palace, respectively, as well as contract termination and other expenses of $6.5 million at Wynn Macau.

Other non-operating income and expenses

Interest expense, net of capitalized interest, decreased $21.0 million primarily due to a decrease in the weighted average debt balance, from $12.55 billion for the six months ended June 30, 2023, to $11.68 billion for the six months ended June 30, 2024, the effect of which was partially offset by an increase in the weighted average interest rate from 6.02% for the six months ended June 30, 2023, to 6.11% for the six months ended June 30, 2024.

We recorded interest income of $75.1 million and $84.3 million in the six months ended June 30, 2024 and 2023, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement gain of $4.0 million and a loss of $23.7 million for the six months ended June 30, 2024 and 2023, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a loss of $2.4 million for the six months ended June 30, 2024, from change in derivatives fair value, primarily related to the interest rate collar on the Retail Term Loan. We recorded a gain of $47.4 million for the six months ended June 30, 2023, from change in derivatives fair value, primarily related to the conversion feature of the WML Convertible Bonds.

We recorded a $1.6 million loss on debt financing transactions for the six months ended June 30, 2024, primarily related to the issuance of the 2031 Add-On WRF Senior Notes and the repurchase of the tendered 2025 WLV Senior Notes. We recorded a $15.6 million loss on debt financing transactions for the six months ended June 30, 2023, primarily related to the issuance of the 2031 WRF Senior Notes and the repurchase of the early tendered 2025 WRF Senior Notes.
Income taxes

We recorded income tax expense of $27.9 million and $5.3 million for the six months ended June 30, 2024 and 2023, respectively. Income tax expense in 2024 and 2023 primarily related to U.S. operating profits.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $66.6 million and $11.5 million for the six months ended June 30, 2024 and 2023, respectively. These amounts are primarily related to the noncontrolling interests' share of net income from WML.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Increase/ (Decrease)	Percent Change	2024	2023	Increase/ (Decrease)	Percent Change
Wynn Palace	$184,459	$156,607	$27,852	17.8	$386,829	$267,665	$119,164	44.5
Wynn Macau	95,911	89,590	6,321	7.1	233,097	134,335	98,762	73.5
Las Vegas Operations	230,333	224,121	6,212	2.8	476,595	455,718	20,877	4.6
Encore Boston Harbor	62,131	69,104	(6,973)	(10.1)	125,266	132,518	(7,252)	(5.5)
Corporate and other	(1,179)	(14,964)	13,785	NM	(3,597)	(36,032)	32,435	NM
NM - Not meaningful.

Adjusted Property EBITDAR at Wynn Palace and Wynn Macau increased $27.9 million and $6.3 million for the three months ended June 30, 2024, respectively, and $119.2 million and $98.8 million for the six months ended June 30, 2024, respectively, primarily due to an increase in operating revenues of $79.7 million and $35.7 million for the three months ended June 30, 2024, respectively, and $297.2 million and $216.7 million for the six months ended June 30, 2024, respectively, partially offset by an increase in operating expenses. Since the elimination of COVID-19 related protective measures by Macau authorities in January 2023, visitation to Macau and to our Macau Operations has improved, resulting in increased business volumes at our Macau Operations for the six months ended June 30, 2024.

Adjusted Property EBITDAR at our Las Vegas Operations increased $6.2 million and $20.9 million for the three and six months ended June 30, 2024, respectively, primarily due to an increase in non-casino revenues of $58.9 million and $128.0 million, respectively, partially offset by an increase in operating expenses.

Adjusted Property EBITDAR at Encore Boston Harbor decreased $7.0 million and $7.3 million for the three and six months ended June 30, 2024, respectively, primarily due to a decrease in casino revenues of $13.2 million and $12.5 million, respectively, partially offset by a decrease in operating expenses.

Adjusted Property EBITDAR at Corporate and other increased $13.8 million and $32.4 million for the three and six months ended June 30, 2024, respectively, primarily due to a decrease in marketing and promotional expense of $10.9 million and $26.4 million, respectively, related to Wynn Interactive following our decision, announced in August 2023, to close WynnBET, Wynn Interactive's digital sports betting and casino gaming business, in certain jurisdictions.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Six Months Ended June 30,
Cash Flows - Summary	2024	2023
Cash flows from operating activities	$667,854	$530,739

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(191,337)	(215,299)
Investment in unconsolidated affiliates	(428,964)	(31,193)
Purchase of investments	—	(286,519)
Proceeds from maturity of investments	350,000	—
Purchase of intangible and other assets	(2,614)	(11,740)
Proceeds from sale of assets and other	1,289	490
Net cash used in investing activities	(271,626)	(544,261)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	412,000	1,200,000
Repayments of long-term debt	(1,129,136)	(1,112,500)
Repurchase of common stock	(80,798)	(12,094)
Proceeds from exercise of stock options	1,017	1,965
Distribution to noncontrolling interest	(8,641)	(8,945)
Dividends paid	(70,126)	(28,709)
Finance lease payments	(9,163)	(9,731)
Payments for financing costs	(6,458)	(41,020)
Other	(4,486)	(7,773)
Net cash used in financing activities	(895,791)	(18,807)

Effect of exchange rate on cash, cash equivalents and restricted cash	195	(2,864)
Decrease increase in cash, cash equivalents and restricted cash	$(499,368)	$(35,193)

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

During the six months ended June 30, 2024, the increase in cash flows from operating activities was primarily due to increased revenues from our Macau Operations and our Las Vegas Operations, which was partially offset by an increase in operating expenses associated with higher business volumes. During the six months ended June 30, 2023, the increase in cash flows from operating activities was primarily due to increased revenues from our Macau Operations, our Las Vegas Operations, and Encore Boston Harbor, which was partially offset by an increase in operating expenses associated with higher business volumes.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the six months ended June 30, 2024, we incurred capital expenditures of $59.1 million at our Las Vegas Operations, $22.1 million at Encore Boston Harbor, $49.4 million at Wynn Palace, and $28.3 million at Wynn Macau primarily related to maintenance capital expenditures, and $32.4 million at Corporate and other primarily related to future development projects. In addition, during the six months ended June 30, 2024, we contributed $429.0 million in cash to Island 3 and received proceeds of $300.0 million and $50.0 million upon the maturity of our investments in debt securities and fixed deposits, respectively.

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

Financing Activities

The below table presents proceeds from the issuance, repayments, and repurchases of the specified debt instruments during the six months ended June 30, 2024 (in thousands):

	Proceeds from issuance	Repayments and repurchases
WRF 7 1/8% Senior Notes, due 2031	$412,000	$—
WM Cayman II Revolver, due 2025	—	311,820
WLV 5 1/2% Senior Notes, due 2025	—	796,691
WRF Credit Facilities:
WRF Term Loan, due 2024	—	1,889
WRF Term Loan, due 2027	—	18,736
Total	$412,000	$1,129,136

The below table presents proceeds from the issuance, repayments, and repurchases of the specified debt instruments during the six months ended June 30, 2023 (in thousands):

	Proceeds from issuance	Repayments and repurchases
WRF 7 1/8% Senior Notes, due 2031	$600,000	$—
WML 4 1/2% Convertible Bonds, due 2029	600,000	—
WRF 7 3/4% Senior Notes, due 2025	—	600,000
WLV 4 1/4% Senior Notes, due 2023	—	500,000
WLV 5 1/2% Senior Notes, due 2025	—	—
WRF Term Loan, due 2024	—	12,500
Total	$1,200,000	$1,112,500

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, investments, and available revolver borrowing capacity, excluding capacity under intercompany loan agreements, presented by significant financing entity as of June 30, 2024 (in thousands):

	Total Cash and Cash Equivalents	Investments (1)	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$1,382,651	$500,000	$312,229
Wynn Resorts Finance, LLC (2)	281,129	—	735,306
Wynn Resorts, Limited and other	715,635	—	—
Total	$2,379,415	$500,000	$1,047,535
(1) Investments consist of investments in fixed deposits maturing in less than one year.
(2) Excluding Wynn Macau, Limited and subsidiaries.

Wynn Macau, Limited and subsidiaries. WML generates cash from our Macau Operations and may utilize proceeds from the WM Cayman II Revolver to fund working capital requirements as needed. We expect to use this cash to service our WML Senior Notes, WM Cayman II Revolver, and WML Convertible Bonds, to pay dividends to shareholders of WML (of which we own approximately 72%), and to fund working capital and capital expenditure requirements at WML and our Macau Operations. In July 2024, the Company repaid approximately $40.0 million of outstanding WM Cayman II Revolver borrowings.

WML is a holding company and, as a result, its ability to pay dividends to WRF is dependent on WML receiving distributions from its subsidiaries. WML, as guarantor under the WM Cayman II Revolver facility agreement, may be subject to certain restrictions on payments of dividends or distributions to its shareholders, unless certain financial criteria have been satisfied. The WM Cayman II Revolver facility agreement contains representations, warranties, covenants and events of default customary for similar financings, including, but not limited to, restrictions on indebtedness to be incurred by WM Cayman II or its subsidiaries.

In May 2024, the WML Board of Directors announced an amendment to WML's dividend policy, pursuant to which the WML Board of Directors will meet semiannually to consider the declaration of dividends, and may also meet at any time during the year as the WML Board of Directors deems fit to consider the declaration of special dividends. On June 19, 2024, WML paid a cash dividend of HK$0.075 per share for a total U.S. dollar equivalent of approximately $50.4 million in respect of the year ended December 31, 2023. Our share of this dividend was $36.0 million.

If our portion of cash available for repatriation was repatriated on June 30, 2024, it would be subject to minimal U.S. taxes.

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

In February and March 2024, we repurchased $800.0 million aggregate principal amount of our 5 1/2% Senior Notes due 2025 (the "2025 WLV Senior Notes"), which consisted of i) $681.0 million aggregate principal amount of validly tendered notes repurchased at a price equal to 97.2% of the principal amount, plus accrued interest and an early tender premium of $20.3 million, and ii) $119.0 million aggregate principal amount of notes repurchased on a pro-rata basis at a price equal of 100% of the principal amount plus accrued interest under the terms of its indenture. Included in the $119.0 million repurchase was $3.3 million aggregate principal amount of 2025 WLV Senior Notes held by Wynn Resorts. We used the net proceeds from the 2031 WRF Add-On Senior Notes and cash held by WRF to purchase such validly tendered 2025 WLV Senior Notes and to pay the early tender premium and related fees and expenses.

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

During the three months ended June 30, 2024, the Company determined not to proceed with its planned phased development project adjacent to Encore Boston Harbor, and expensed $61.5 million of costs, including $4.7 million of internally allocated overhead, that had been previously capitalized.

During the second quarter of 2024, the Company contributed $356.5 million of cash into Island 3, bringing our life-to-date cash contributions to $514.4 million. The cash contributed in the quarter was used primarily to fund our pro rata portion of the purchase of approximately 155 acres of land underlying the Wynn Al Marjan Island integrated resort development site, including the remaining 70 acres of land on Island 3 for potential future development (the "Marjan Land Bank"). We estimate our remaining 40% pro-rata share of the required equity is approximately $900 million, inclusive of capitalized interest, fees, and certain improvements on the Island. Wynn Al Marjan Island is currently expected to open in 2027.

The Company paid a cash dividend of $0.25 per share in each of the quarters ended March 31, 2024 and June 30, 2024 and recorded $28.0 million in each period, against accumulated deficit. On August 6, 2024, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on August 30, 2024 to stockholders of record as of August 19, 2024.

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

In April 2016, our Board of Directors authorized an equity repurchase program of up to $1.00 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of June 30, 2024, we had $365.4 million in repurchase authority remaining under the program.

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
Contractual Commitments

During the six months ended June 30, 2024, except as described below, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

During the six months ended June 30, 2024, our fixed interest rate long-term debt obligations decreased by a net amount of $396.7 million, as a result of $796.7 million in debt repayments in connection with the repurchase of the 2025 WLV Senior Notes, net of $400.0 million in long-term debt issuances in connection with the issuance of the 2031 Add-On Senior Notes, as described above. As a result, our annual fixed interest payments are expected to decrease $12.5 million for 2024, and increase $21.2 million in 2025, $28.5 million in each of 2026, 2027, and 2028, and $60.6 million thereafter.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies for the six months ended June 30, 2024.

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

Interest Rate Sensitivity

As of June 30, 2024, approximately 77% of our long-term debt was based on fixed rates. Based on our outstanding borrowings as of June 30, 2024 and an interest rate collar on the Retail Term Loan, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $19.7 million.

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

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of the debt issued by WML is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of June 30, 2024, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $46.5 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to those risk factors during the six months ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2024 to April 30, 2024	10,210	$—	—	$—
May 1, 2024 to May 31, 2024	223,635	$95.17	220,738	$412,360
June 1, 2024 to June 30, 2024	521,796	$90.27	520,602	$365,378

(1) Shares purchased in April 2024, May 2024, and June 2024 include 10,210, 2,897 and 1,194 shares, respectively, purchased in satisfaction of employee tax withholding obligations on vested restricted stock granted under our stock incentive plans. Refer to Note 13, "Stock-Based Compensation" to our Consolidated Financial Statements included in our 2023 Form 10-K for additional details on our stock incentive plans.
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

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2024.

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
101
The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three and six months ended June 30, 2024 and 2023; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: August 6, 2024	By:	/s/ Julie Cameron-Doe
Julie Cameron-Doe
Chief Financial Officer
(Principal Financial and Accounting Officer)