Form 10-Q
period 2024-09-30
WYNN RESORTS LTD
filed 2024-11-04
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2024
Common stock, par value $0.01	109,814,972

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,407,289	$2,879,186
Restricted cash	1,205,930	18
Investments	—	845,192
Accounts receivable, net of allowance for credit losses of $39,186 and $40,075, respectively	388,858	341,712
Inventories	75,479	75,552
Prepaid expenses and other	113,117	99,961
Total current assets	4,190,673	4,241,621
Property and equipment, net	6,517,830	6,688,479
Restricted cash	95,494	90,208
Goodwill and intangible assets, net	280,386	329,708
Operating lease assets	1,803,441	1,832,896
Deferred income taxes, net	463,098	500,877
Other assets	760,477	312,434
Total assets	$14,111,399	$13,996,223
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$212,989	$208,263
Customer deposits	538,136	543,288
Gaming taxes payable	157,134	172,832
Accrued compensation and benefits	185,210	212,645
Accrued interest	124,325	141,902
Current portion of long-term debt	1,239,054	709,593
Other accrued liabilities	286,457	211,931
Total current liabilities	2,743,305	2,200,454
Long-term debt	10,547,508	11,028,744
Long-term operating lease liabilities	1,620,415	1,631,749
Other long-term liabilities	265,649	236,210
Total liabilities	15,176,877	15,097,157
Commitments and contingencies (Note 15)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 133,532,047 and 132,998,916 shares issued; 109,922,076 and 111,737,245 shares outstanding, respectively	1,335	1,330
Treasury stock, at cost; 23,609,971 and 21,261,671 shares, respectively	(2,037,046)	(1,836,326)
Additional paid-in capital	3,685,242	3,647,161
Accumulated other comprehensive income (loss)	(4,409)	3,406
Accumulated deficit	(1,926,524)	(2,066,953)
Total Wynn Resorts, Limited stockholders' deficit	(281,402)	(251,382)
Noncontrolling interests	(784,076)	(849,552)
Total stockholders' deficit	(1,065,478)	(1,100,934)
Total liabilities and stockholders' deficit	$14,111,399	$13,996,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues:
Casino	$1,018,754	$972,453	$3,149,166	$2,652,444
Rooms	284,765	289,338	916,700	838,372
Food and beverage	262,597	267,432	810,939	757,079
Entertainment, retail and other	127,207	142,713	412,359	443,542
Total operating revenues	1,693,323	1,671,936	5,289,164	4,691,437
Operating expenses:
Casino	617,469	577,733	1,907,426	1,594,761
Rooms	83,376	77,790	245,991	224,275
Food and beverage	220,187	220,835	647,351	605,376
Entertainment, retail and other	56,184	82,554	190,137	261,035
General and administrative	271,829	268,445	808,172	785,538
Provision for credit losses	1,836	870	4,352	(6,314)
Pre-opening	2,457	867	6,050	6,822
Depreciation and amortization	156,273	171,969	507,611	510,743
Impairment of goodwill and intangible assets	—	93,990	—	94,490
Property charges and other	150,475	114,288	206,238	132,265
Total operating expenses	1,560,086	1,609,341	4,523,328	4,208,991
Operating income	133,237	62,595	765,836	482,446
Other income (expense):
Interest income	30,729	46,534	105,785	130,854
Interest expense, net of amounts capitalized	(167,922)	(188,571)	(524,922)	(566,554)
Change in derivatives fair value	(5,523)	(50,637)	(7,920)	(3,255)
(Loss) gain on debt financing transactions	(109)	2,928	(1,670)	(12,683)
Other	21,300	3,861	25,323	(19,794)
Other income (expense), net	(121,525)	(185,885)	(403,404)	(471,432)
Income before income taxes	11,712	(123,290)	362,432	11,014
(Provision) benefit for income taxes	(17,127)	2,749	(45,076)	(2,574)
Net income (loss)	(5,415)	(120,541)	317,356	8,440
Less: net (income) loss attributable to noncontrolling interests	(26,638)	3,863	(93,250)	(7,602)
Net income (loss) attributable to Wynn Resorts, Limited	$(32,053)	$(116,678)	$224,106	$838
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$(0.29)	$(1.03)	$2.03	$0.01
Diluted	$(0.29)	$(1.03)	$2.02	$0.01
Weighted average common shares outstanding:
Basic	109,727	112,797	110,559	112,813
Diluted	109,727	112,797	110,810	113,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(5,415)	$(120,541)	$317,356	$8,440
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(9,314)	(2,319)	(10,968)	9,249
Total comprehensive income (loss)	(14,729)	(122,860)	306,388	17,689
Less: comprehensive income (loss) attributable to noncontrolling interests	(23,946)	4,484	(90,097)	(10,229)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$(38,675)	$(118,376)	$216,291	$7,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the three months ended September 30, 2024
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, July 1, 2024	111,375,062	$1,335	$(1,918,595)	$3,672,049	$2,213	$(1,866,826)	$(109,824)	$(792,138)	$(901,962)
Net income (loss)	—	—	—	—	—	(32,053)	(32,053)	26,638	(5,415)
Currency translation adjustment	—	—	—	—	(6,622)	—	(6,622)	(2,692)	(9,314)
Issuance of restricted stock	39,880	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(19,042)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(1,473,824)	—	(118,451)	—	—	—	(118,451)	—	(118,451)
Cash dividends declared	—	—	—	—	—	(27,645)	(27,645)	(14,405)	(42,050)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,960)	(1,960)
Transactions with subsidiary minority shareholders	—	—	—	439	—	—	439	(439)	—
Stock-based compensation	—	—	—	12,754	—	—	12,754	920	13,674
Balances, September 30, 2024	109,922,076	$1,335	$(2,037,046)	$3,685,242	$(4,409)	$(1,926,524)	$(281,402)	$(784,076)	$(1,065,478)

	For the three months ended September 30, 2023
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, July 1, 2023	113,942,935	$1,329	$(1,635,966)	$3,619,241	$7,916	$(2,622,773)	$(630,253)	$(876,911)	$(1,507,164)
Net loss	—	—	—	—	—	(116,678)	(116,678)	(3,863)	(120,541)
Currency translation adjustment	—	—	—	—	(1,698)	—	(1,698)	(621)	(2,319)
Issuance of restricted stock	40,099	1	—	(1)	—	—	—	—	—
Cancellation of restricted stock	(2,402)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(623,417)	—	(58,925)	—	—	—	(58,925)	—	(58,925)
Cash dividends declared	—	—	—	—	—	(28,487)	(28,487)	—	(28,487)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6,984)	(6,984)
Stock-based compensation	—	—	—	14,277	—	—	14,277	1,094	15,371
Balances, September 30, 2023	113,357,215	$1,330	$(1,694,891)	$3,633,517	$6,218	$(2,767,938)	$(821,764)	$(887,285)	$(1,709,049)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the nine months ended September 30, 2024
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2024	111,737,245	$1,330	$(1,836,326)	$3,647,161	$3,406	$(2,066,953)	$(251,382)	$(849,552)	$(1,100,934)
Net income	—	—	—	—	—	224,106	224,106	93,250	317,356
Currency translation adjustment	—	—	—	—	(7,815)	—	(7,815)	(3,153)	(10,968)
Exercise of stock options	17,285	—	—	1,017	—	—	1,017	—	1,017
Issuance of restricted stock	544,858	5	—	8,010	—	—	8,015	—	8,015
Cancellation of restricted stock	(29,012)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(2,348,300)	—	(200,720)	—	—	—	(200,720)	—	(200,720)
Cash dividends declared	—	—	—	—	—	(83,677)	(83,677)	(28,781)	(112,458)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(10,601)	(10,601)
Transactions with subsidiary minority shareholders	—	—	—	(11,508)	—	—	(11,508)	11,508	—
Stock-based compensation	—	—	—	40,562	—	—	40,562	3,253	43,815
Balances, September 30, 2024	109,922,076	$1,335	$(2,037,046)	$3,685,242	$(4,409)	$(1,926,524)	$(281,402)	$(784,076)	$(1,065,478)

	For the nine months ended September 30, 2023
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2023	113,369,439	$1,323	$(1,623,872)	$3,583,923	$(404)	$(2,711,808)	$(750,838)	$(889,527)	$(1,640,365)
Net income	—	—	—	—	—	838	838	7,602	8,440
Currency translation adjustment	—	—	—	—	6,622	—	6,622	2,627	9,249
Exercise of stock options	32,284	—	—	1,965	—	—	1,965	—	1,965
Issuance of restricted stock	708,428	7	—	6,631	—	—	6,638	—	6,638
Cancellation of restricted stock	(16,991)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(742,126)	—	(71,019)	—	—	—	(71,019)	—	(71,019)
Cash dividends declared	—	—	—	—	—	(56,968)	(56,968)	—	(56,968)
Distribution to noncontrolling interest	—	—	—	(2,994)	—	—	(2,994)	(12,935)	(15,929)
Transactions with subsidiary minority shareholders	6,181	—	—	(754)	—	—	(754)	754	—
Stock-based compensation	—	—	—	44,746	—	—	44,746	4,194	48,940
Balances, September 30, 2023	113,357,215	$1,330	$(1,694,891)	$3,633,517	$6,218	$(2,767,938)	$(821,764)	$(887,285)	$(1,709,049)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$317,356	$8,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507,611	510,743
Deferred income taxes	37,780	(198)
Stock-based compensation expense	44,206	49,139
Amortization of debt issuance costs	30,138	29,251
Loss on debt financing transactions	1,670	12,683
Provision for credit losses	4,352	(6,314)
Change in derivatives fair value	7,920	3,255
Impairment of goodwill and intangible assets	—	94,490
Property charges and other	110,398	146,298
Increase (decrease) in cash from changes in:
Receivables, net	408	(29,513)
Inventories, prepaid expenses and other	1,968	(34,118)
Customer deposits	(7,301)	12,265
Accounts payable and accrued expenses	(109,331)	10,129
Net cash provided by operating activities	947,175	806,550
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(292,690)	(329,428)
Investment in unconsolidated affiliates	(454,980)	(52,270)
Purchase of investments	—	(786,519)
Proceeds from maturity of investments	850,000	—
Purchase of intangible and other assets	(2,615)	(10,651)
Proceeds from sale of assets and other	26,797	490
Net cash provided by (used in) investing activities	126,512	(1,178,378)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,283,794	1,200,000
Repayments of long-term debt	(1,251,210)	(1,522,812)
Repurchase of common stock	(198,249)	(71,019)
Proceeds from exercise of stock options	1,017	1,965
Distribution to noncontrolling interest	(10,601)	(15,929)
Dividends paid	(112,045)	(56,720)
Finance lease payments	(14,498)	(14,407)
Payments for financing costs	(31,459)	(41,160)
Other	(4,486)	(7,773)
Net cash used in financing activities	(337,737)	(527,855)
Effect of exchange rate on cash, cash equivalents and restricted cash	3,351	(3,721)
Cash, cash equivalents and restricted cash:
Increase (decrease) in cash, cash equivalents and restricted cash	739,301	(903,404)
Balance, beginning of period	2,969,412	3,782,990
Balance, end of period	$3,708,713	$2,879,586
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

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 16, "Retail Joint Venture." If the entity does not qualify for consolidation and the Company has significant influence over the operating and financial decisions of the entity, the Company accounts for the entity under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2023 have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on previously reported net income or operating income.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $437.2 million and $415.0 million for the three months ended September 30, 2024 and 2023, respectively, and $1.36 billion and $1.12 billion for the nine months ended September 30, 2024 and 2023, respectively.

Investments

The Company received proceeds of $300.0 million upon the maturity of its investments in debt securities and $550.0 million upon the maturity of its investments in fixed deposits during the nine months ended September 30, 2024. The Company held no short-term investments as of September 30, 2024.

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

As of the balance sheet date, the Company evaluates whether the unrealized losses are attributable to credit losses or other factors. The Company considers the severity of the decline in value, creditworthiness of the issuer and other relevant factors and records an allowance for credit losses, limited to the excess of amortized cost over fair value, with a corresponding charge to earnings. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. During the three and nine months ended September 30, 2024 and 2023, no impairment was recognized.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of the tangible and intangible assets acquired and the liabilities assumed. Goodwill is not amortized, but rather is subject to impairment testing annually, or more frequently if events or changes in circumstances indicate that this asset may be impaired. As of September 30, 2024 and December 31, 2023, the Company had a goodwill balance of $18.5 million, recorded in Goodwill and intangible assets, net on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2024, no impairment was recognized.

Investment in Unconsolidated Affiliate

The Company accounts for its investment in Island 3 using the equity method. Under the equity method, the investment's carrying value is adjusted for the Company’s share of the investee's earnings and losses, capital contributions to and distributions from the investee, and capitalization of interest cost incurred by the Company during the investee's initial development period. As of September 30, 2024 and December 31, 2023, the Company had an investment in unconsolidated affiliate of $542.1 million and $90.9 million, respectively, recorded in non-current other assets in the accompanying Condensed Consolidated Balance Sheets.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents:
Cash (1)	$1,895,060	$1,076,474
Cash equivalents (2)	512,229	1,802,712
Total cash and cash equivalents	2,407,289	2,879,186
Restricted cash (3)	1,301,424	90,226
Total cash, cash equivalents and restricted cash	$3,708,713	$2,969,412
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations, cash held in trusts in accordance with WML's share award plans, and as of September 30, 2024 and December 31, 2023 included $87.5 million and $87.0 million in the form of a first demand bank guarantee in favor of the Macau government to support the legal and contractual obligations of Wynn Resorts (Macau) S.A. ("Wynn Macau SA") through the term of Wynn Macau SA's gaming concession contract. As of September 30, 2024, restricted cash also included $605.9 million and $600.0 million of cash held in trust accounts for the repurchase or payment of the Wynn Las Vegas 5 1/2% Senior Notes due 2025 and WML 4 7/8% Senior Notes due 2024, respectively, in October 2024. For additional information, see Note 6, "Long-Term Debt."

The following table presents the supplemental cash flow disclosures of the Company (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for interest, net of amounts capitalized	$513,893	$536,021
Liability settled with shares of common stock	$8,015	$6,639
Accounts and construction payables related to property and equipment	$68,853	$58,518
Other liabilities related to intangible assets (1)	$201,329	$207,106
Net settlement of liabilities in connection with an asset sale	$27,665	$—
Finance lease liabilities arising from obtaining finance lease assets	$55,681	$8,191
(1) For the nine months ended September 30, 2024 and 2023, included $201.3 million and $204.2 million, respectively, related to the Macau gaming premium in connection with Wynn Macau SA's gaming concession contract.

Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Casino	$225,754	$218,694
Hotel	46,852	54,596
Other	155,438	108,497
	428,044	381,787
Less: allowance for credit losses	(39,186)	(40,075)
	$388,858	$341,712

As of September 30, 2024 and December 31, 2023, approximately 72.4% and 68.2%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 15.9% of gross casino receivables as of September 30, 2024 and December 31, 2023. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	September 30,
	2024	2023
Balance at beginning of year	$40,075	$78,842
Provision for credit losses	4,352	(6,314)
Write-offs	(10,013)	(23,262)
Recoveries of receivables previously written off	4,693	10,521
Effect of exchange rate	79	(169)
Balance at end of period	$39,186	$59,618

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Buildings and improvements	$8,538,141	$8,459,085
Land and improvements	1,233,274	1,228,652
Furniture, fixtures and equipment	3,358,813	3,311,478
Airplanes	110,623	110,623
Construction in progress	234,123	162,592
	13,474,974	13,272,430
Less: accumulated depreciation	(6,957,144)	(6,583,951)
	$6,517,830	$6,688,479

As of September 30, 2024 and December 31, 2023, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties. During the nine months ended September 30, 2024, the Company expensed $61.5 million of project costs related to a discontinued development project, inclusive of $4.7 million of internally allocated overhead, that had been previously capitalized. The expense was recorded in Property charges and other expenses in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024.

Depreciation expense for the three months ended September 30, 2024 and 2023 was $142.6 million and $156.0 million, respectively, and depreciation expense for the nine months ended September 30, 2024 and 2023 was $462.9 million and $465.0 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Macau Related:
WM Cayman II Revolver, due 2028 (1)	$1,150,962	$1,497,610
WML 4 7/8% Senior Notes, due 2024 (2)	600,000	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 4 1/2% Convertible Bonds, due 2029 (3)	600,000	600,000

U.S. and Corporate Related:
WRF Credit Facilities (4):
WRF Term Loan, due 2024	—	73,683
WRF Term Loan, due 2027	773,438	730,692
WLV 5 1/2% Senior Notes, due 2025 (2)	583,310	1,380,001
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	1,000,000	600,000
WRF 6 1/4% Senior Notes, due 2033	800,000	—
Retail Term Loan, due 2027 (5)	615,000	615,000
	11,852,710	11,826,986
WML Convertible Bond Conversion Option Derivative	75,894	73,744
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(142,042)	(162,393)
	11,786,562	11,738,337
Less: Current portion of long-term debt	(1,239,054)	(709,593)
Total long-term debt, net of current portion	$10,547,508	$11,028,744
(1) As of September 30, 2024, the borrowings under the WM Cayman II Revolver bear interest at the term secured overnight financing rate ("Term SOFR") plus a credit adjustment spread of 0.10% or HIBOR, in each case plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $239.1 million and $911.9 million of the WM Cayman II Revolver bears interest at a rate of Term SOFR plus 1.975% per year and HIBOR plus 1.875% per year, respectively. As of September 30, 2024, the weighted average interest rate was approximately 6.33%. As of September 30, 2024, the available borrowing capacity under the WM Cayman II Revolver was $353.6 million.
(2) In October 2024, the Company repaid or repurchased the 2024 WML Senior Notes and 2025 WLV Senior Notes using short-term restricted cash held at WML and WRF, respectively.
(3) As of September 30, 2024, the net carrying amount of the WML Convertible Bonds was $493.5 million, with unamortized debt discount and debt issuance costs of $106.5 million. The Company recorded contractual interest expense of $6.8 million and $6.8 million and amortization of discounts and issuance costs of $4.8 million and $4.4 million during the three months ended September 30, 2024 and 2023, respectively, and contractual interest expense of $20.3 million and $15.3 million and amortization of discounts and issuance costs of $14.0 million and $9.7 million during the nine months ended September 30, 2024 and 2023, respectively.
(4) The WRF Credit Facilities bear interest at a rate of Term SOFR plus 1.85% per year. As of September 30, 2024, the weighted average interest rate was approximately 6.70%. Additionally, as of September 30, 2024, the available borrowing capacity under the WRF Revolver was $735.3 million, net of $14.7 million in outstanding letters of credit.
(5) As of September 30, 2024, the Retail Term Loan bore interest at a rate of adjusted daily simple secured overnight financing rate ("SOFR") plus 1.80% per year, for an all-in interest rate of 5.54%. On October 2, 2024, the borrowers amended the term loan agreement to, among other things, extend the scheduled maturity of the Retail Term Loan to 2027 and change the interest rate on the Retail Term Loan to one-month term SOFR plus 2.15% per year, as further described below.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
WM Cayman II Revolver Facility Agreement Amendment

On September 20, 2024, WM Cayman II, as borrower and WML, as guarantor, entered into an amendment agreement (the “Second Amendment Agreement”) to its existing facility agreement dated as of September 16, 2021, as amended on May 5, 2022 and as amended and restated on June 27, 2023 (the "Existing Facility Agreement"), to extend the maturity date of the outstanding loans under the Existing Facility Agreement from September 16, 2025 to September 16, 2028, or the immediately preceding business day if September 16, 2028 is not a business day. In connection with the Second Amendment Agreement, the Company recorded debt issuance costs of $19.2 million within the Condensed Consolidated Balance Sheet.

WML Senior Notes

On October 1, 2024, WML paid the $600.0 million aggregate principal amount of WML's 4 7/8% Senior Notes due 2024 on their stated maturity date using short-term restricted cash held at WML.

WRF Credit Facility Agreement Amendment

On September 16, 2024, Wynn Resorts Finance, LLC ("WRF") and certain of its subsidiaries entered into an amendment (the "WRF Credit Facility Agreement Amendment") to its existing credit agreement (the "WRF Credit Facility Agreement") among Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto.

The WRF Credit Facility Agreement Amendment extended the stated maturity of $68.7 million aggregate principal amount of revolving commitments and $71.8 million aggregate principal of term loan commitments from September 20, 2024 to September 20, 2027. In connection with the WRF Credit Facility Agreement Amendment, the Company recognized a loss on debt financing transactions of $0.1 million within the accompanying Condensed Consolidated Statement of Operations, and the Company recorded debt issuance costs of $0.5 million within the Condensed Consolidated Balance Sheet.

WRF Senior Notes

In February 2024, WRF and its subsidiary, Wynn Resorts Capital Corp., issued an additional $400.0 million aggregate principal amount of 7 1/8% Senior Notes due 2031 (the "2031 WRF Add-On Senior Notes," and collectively with the 7 1/8% Senior Notes due 2031 (the "2031 WRF Senior Notes") and 5 1/8% Senior Notes due 2029 (the "2029 WRF Senior Notes"), the "WRF Senior Notes") pursuant to a supplemental indenture to the 2031 Senior Notes indenture dated as of February 16, 2023. The 2031 WRF Add-On Senior Notes were issued at a price equal to 103.00% of the principal amount plus accrued interest, resulting in net proceeds of $409.5 million. The net proceeds from the 2031 WRF Add-On Senior Notes, together with cash held by Wynn Resorts, were used to repurchase an aggregate $796.7 million of the outstanding principal amount of the 2025 WLV Senior Notes (as defined below) and to pay the applicable tender premium and related fees and expenses.

In connection with the issuance of the 2031 WRF Add-On Senior Notes and the repurchase of the 2025 WLV Senior Notes in February and March 2024 (as further discussed below), the Company recognized a loss on debt financing transactions of $1.6 million within the accompanying Condensed Consolidated Statements of Operations, and the Company recorded debt issuance costs of $5.6 million within the accompanying Condensed Consolidated Balance Sheet.

In September 2024, WRF and its subsidiary Wynn Resorts Capital Corp. (together the "WRF Issuers"), issued $800.0 million aggregate principal amount of 6 1/4% Senior Notes due 2033 (the "2033 WRF Senior Notes") pursuant to an indenture among the WRF Issuers, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee, in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The 2033 WRF Senior Notes were issued at par, for proceeds of $795.0 million, net of $5.0 million of related fees and expenses. A portion of the proceeds from the offering of the 2033 WRF Senior Notes was classified as short-term restricted cash as of September 30, 2024 within the Condensed Consolidated Balance Sheet and was used in October 2024 to repurchase the remaining outstanding principal amount of the 2025 WLV Senior Notes (as defined below) in full. In connection with the issuance of the 2033 WRF Senior Notes, the Company recorded debt issuance costs of $8.2 million within the Condensed Consolidated Balance Sheet.

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

In October 2024, Wynn Las Vegas repurchased the remaining $600.0 million aggregate principal amount of its 2025 WLV Senior Notes at a price equal to 100.0% of the principal amount, plus a “make-whole” amount and accrued interest, under the terms of its indenture. Included in the $600.0 million repurchase was $16.7 million aggregate principal amount of 2025 WLV Senior Notes held by Wynn Resorts.

Retail Term Loan Third Amendment

On October 2, 2024, Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC (collectively, the "Borrowers") entered into a third amendment (the "Third Retail Term Loan Amendment") to their existing term loan agreement (the "Retail Term Loan Agreement" and, as amended by the Third Amendment, the "Extended Retail Term Loan Agreement"). The Third Retail Term Loan Amendment, which is effective as of October 2, 2024, amends the Retail Term Loan Agreement to, among other things: (i) extend the scheduled maturity date of the term loan to July 24, 2027; (ii) provide for an interest rate on the term loan equal to One Month Term SOFR (as defined in, and determined in accordance with, the Extended Retail Term Loan Agreement) plus a spread of 215 basis points; and (iii) require that the Borrowers meet a specified maximum loan to value ratio annually (which, if not met, triggers a mandatory excess cash sweep until such ratio has been achieved) as well as certain specified minimum debt yields. In connection with, and as provided under, the Third Retail Term Loan Amendment, the Borrowers (a) made a principal prepayment of the term loan in the amount of $15.0 million, and (b) to mitigate interest rate risk, entered into an interest rate swap agreement maturing in February 2027, which effectively fixes the variable component of the interest rate on the term loan at 3.385% through such date.

Debt Covenant Compliance

As of September 30, 2024, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of September 30, 2024 and December 31, 2023 was approximately $11.82 billion and $11.49 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $11.85 billion and $11.83 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

Note 7 - WML Convertible Bond Conversion Option Derivative

The conversion feature contained within the WML Convertible Bonds (the "WML Convertible Bond Conversion Option Derivative") is not indexed to WML's equity and, as such, is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative, reported at fair value as of the end of each reporting period, with changes recognized in the Condensed Consolidated Statements of Operations. The following table sets forth the inputs to the lattice models that were used to value the WML Convertible Bond Conversion Option Derivative:

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	September 30, 2024		December 31, 2023
WML stock price	HK$	6.76	HK$	6.43
Estimated volatility	33.3%		34.0%
Risk-free interest rate	3.0%		3.3%
Expected term (years)	4.4		5.2
Dividend yield (1)	0.0%		0.0%
(1) Dividend yield is assumed to be zero in the lattice model used to value the WML Convertible Bond Conversion Option Derivative, due to a dividend protection feature in the WML Convertible Bond Agreement.

As of September 30, 2024 and December 31, 2023, the estimated fair value of the embedded derivative was a liability of $75.9 million and $73.7 million, respectively, recorded in Long-term debt in the accompanying Condensed Consolidated Balance Sheets. In connection with the change in fair value, the Company recorded a loss of $3.9 million and $48.8 million for the three months ended September 30, 2024 and 2023, respectively, and a loss of $2.2 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively, within Change in derivative fair value in the accompanying Condensed Consolidated Statements of Operations.

Note 8 - Stockholders' Deficit

Equity Repurchase Program

In April 2016, the Company's Board of Directors authorized an equity repurchase program of up to $1.00 billion, which may include repurchases by the Company of its common stock from time to time through open market purchases, privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Any shares repurchased pursuant to the equity repurchase program are held as treasury shares. During the three and nine months ended September 30, 2024, the Company repurchased 1,464,773 and 2,206,113 shares of its common stock, respectively, at average prices of $80.37 and $84.19 per share, respectively, for an aggregate cost of $117.7 million and $185.7 million, respectively, under the equity repurchase program. During the three and nine months ended September 30, 2023, the Company repurchased 596,948 shares of its common stock at an average price of $94.11 per share, for an aggregate cost of $56.2 million under the equity repurchase program. As of September 30, 2024, the Company had $247.7 million in repurchase authority remaining under the program.

On November 1, 2024, the Company’s Board of Directors authorized the Company to repurchase a total of up to $1.0 billion of the Company’s outstanding shares of common stock, increasing the previously available repurchase authorization by approximately $766 million. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time.

Dividends

The Company paid a cash dividend of $0.25 per share in each of the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024 and recorded $28.0 million in each of the quarters ended March 31, 2024 and June 30, 2024 and $27.7 million in the quarter ended September 30, 2024, against accumulated deficit.

On November 4, 2024, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on November 27, 2024 to stockholders of record as of November 15, 2024.

Noncontrolling Interests

Wynn Macau, Limited

On September 12, 2024, WML paid a cash dividend of HK$0.075 per share for a total U.S. dollar equivalent of approximately $50.5 million. The Company's share of this dividend was $36.1 million, and the noncontrolling interest holders' share of this dividend was $14.4 million.

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

Retail Joint Venture

During the nine months ended September 30, 2024 and 2023, the Retail Joint Venture made aggregate distributions of approximately $10.6 million and $15.9 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 16, "Retail Joint Venture."

Note 9 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	September 30, 2024	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$512,229	$—	$512,229	$—
Restricted cash	$1,301,424	$1,212,316	$89,108	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$75,894	$—	$—	$75,894

		Fair Value Measurements Using:
	December 31, 2023	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,802,712	$—	$1,802,712	$—
Restricted cash	$90,226	$2,170	$88,056	$—
Fixed deposits	$550,000	$—	$550,000	$—
Interest rate collar	$5,769	$—	$5,769	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$73,744	$—	$—	$73,744

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	September 30, 2024	December 31, 2023	Increase / (decrease)	September 30, 2023	December 31, 2022	Increase / (decrease)
Casino outstanding chips and front money deposits (1)	$441,712	$433,269	$8,443	$397,828	$390,531	$7,297
Advance room deposits and ticket sales (2)	84,133	89,640	(5,507)	97,705	85,019	12,686
Other gaming-related liabilities (3)	14,829	24,964	(10,135)	25,208	31,265	(6,057)
Loyalty program and related liabilities (4)	29,001	31,106	(2,105)	34,215	35,083	(868)
	$569,675	$578,979	$(9,304)	$554,956	$541,898	$13,058
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

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Casino	$777	$550	$2,243	$1,539
Rooms	275	197	771	$598
Food and beverage	597	376	1,586	$1,178
Entertainment, retail and other	551	946	1,991	$6,831
General and administrative	11,470	14,075	37,615	$38,993
Total stock-based compensation expense	13,670	16,144	44,206	49,139
Total stock-based compensation capitalized	$1,332	1,563	3,953	3,697
Total stock-based compensation costs	$15,002	$17,707	$48,159	$52,836

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 12 - Income Taxes

The Company recorded an income tax expense of $17.1 million and an income tax benefit of $2.7 million for the three months ended September 30, 2024 and 2023, respectively, and an income tax expense of $45.1 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively. The income tax expense for the three months and nine months ended September 30, 2024 primarily relates to U.S.-based operating profits as well as an increase in non-deductible expenses. The income tax benefit and expense from the three months and nine months ended September 30, 2023 primarily related to operating profits.

The difference between the statutory tax rate of 21% and the effective tax rate of 12.4% is due to the exemption from Macau’s 12% Complementary Tax on casino gaming profits that Wynn Macau SA received partially offset by an increase in non-deductible expenses.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited - basic	$(32,053)	$(116,678)	$224,106	$838
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds (1)	—	—	—	—
Net income (loss) attributable to Wynn Resorts, Limited - diluted	$(32,053)	$(116,678)	$224,106	$838

Denominator:
Weighted average common shares outstanding	109,727	112,797	110,559	112,813
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	—	—	251	319
Weighted average common and common equivalent shares outstanding	109,727	112,797	110,810	113,132

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$(0.29)	$(1.03)	$2.03	$0.01
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$(0.29)	$(1.03)	$2.02	$0.01

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	383	1,255	334	308
(1) The assumed conversion of the WML Convertible Bonds had an anti-dilutive impact for the three and nine months ended September 30, 2024 and 2023.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Minimum rental income	$34,529	$33,196	$102,537	$98,845
Contingent rental income	13,835	20,700	50,707	74,670
Total rental income	$48,364	$53,896	$153,244	$173,515

Note 15 - Commitments and Contingencies

Litigation

In addition to the actions noted below, the Company and its affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations, and cash flows.

Securities Class Action

On February 20, 2018, a putative securities class action was filed against the Company and certain current and former officers of the Company in the United States District Court, Southern District of New York (which was subsequently transferred to the United States District Court, District of Nevada) by John V. Ferris and Joann M. Ferris on behalf of all persons who purchased the Company's common stock between February 28, 2014 and January 25, 2018. The complaint alleged, among other things, certain violations of federal securities laws and sought to recover unspecified damages as well as attorneys' fees, costs and related expenses for the plaintiffs. On July 28, 2021, the court dismissed certain of plaintiffs' claims, including all claims against current CEO Craig Billings and the individual directors, and allowed other claims to proceed against the Company and several of the Company's former executive officers, including Matthew Maddox, Stephen A. Wynn, Kimmarie Sinatra, and Steven Cootey. On March 2, 2023, the court granted the plaintiffs' motion for class certification and appointed lead counsel. On August 22, 2024, the parties reached an agreement to settle the action, in its entirety, for the amount of $70.0 million, of which the Company will contribute $9.4 million. The court preliminarily approved the settlement on October 10, 2024. The Company's $9.4 million net contribution toward the settlement is recorded within Property charges and other expenses within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024.

Federal Investigation

From time to time, the Company receives regulatory inquiries about compliance with anti-money laundering laws. The Company received requests for information from the U.S. Attorney’s Office for the Southern District of California ("USAO") relating to its anti-money laundering policies and procedures, and beginning in 2020 received several grand jury subpoenas regarding various transactions at Wynn Las Vegas relating to certain patrons and agents who reside or operate in foreign jurisdictions. On September 6, 2024, Wynn Las Vegas entered into a non-prosecution agreement (the “NPA”) with the USAO and the United States Department of Justice (the “DOJ”) resolving such investigation. Pursuant to the NPA, Wynn Las Vegas agreed to forfeit $130.0 million in funds involved in transactions at issue and continue to make certain enhancements to its compliance program. The DOJ agreed that, subject to Wynn Las Vegas’s fulfillment of its obligations under the NPA, it will not bring any criminal charges against Wynn Las Vegas concerning the subject matter of its investigation, subject to standard reservations of rights and certain reserved claims. The NPA resolves all prior U.S. federal regulatory inquiries commenced in or about 2014 regarding compliance by Wynn Las Vegas with 18 U.S.C. § 1960 and the Bank Secrecy Act. The $130.0 million forfeiture is recorded within Property charges and other expenses within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 16 - Retail Joint Venture

As of September 30, 2024 and December 31, 2023, the Retail Joint Venture had total assets of $109.9 million and $102.5 million, respectively, and total liabilities of $621.9 million. As of September 30, 2024 and December 31, 2023, the Retail Joint Venture's liabilities included total current and long-term debt of $614.5 million and $614.1 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present the Company's segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues
Macau Operations:
Wynn Palace
Casino	$418,043	$418,043	$1,336,788	$1,054,007
Rooms	49,145	54,309	153,287	151,311
Food and beverage	31,506	26,215	93,405	75,028
Entertainment, retail and other (1)	21,096	26,206	71,260	82,140
	519,790	524,773	1,654,740	1,362,486
Wynn Macau
Casino	296,781	230,294	923,851	649,627
Rooms	23,755	31,673	76,116	79,774
Food and beverage	19,524	18,287	60,546	47,255
Entertainment, retail and other (1)	11,897	14,762	40,457	50,679
	351,957	295,016	1,100,970	827,335
Total Macau Operations	871,747	819,789	2,755,710	2,189,821

Las Vegas Operations:
Casino	145,186	168,130	410,023	460,606
Rooms	187,123	178,518	617,071	541,392
Food and beverage	191,776	203,066	593,804	570,695
Entertainment, retail and other (1)	83,087	69,252	251,476	211,109
Total Las Vegas Operations	607,172	618,966	1,872,374	1,783,802

Encore Boston Harbor:
Casino	158,744	155,986	478,504	488,204
Rooms	24,742	24,838	70,226	65,895
Food and beverage	19,791	19,864	63,184	64,101
Entertainment, retail and other (1)	10,844	9,715	32,599	30,441
Total Encore Boston Harbor	214,121	210,403	644,513	648,641

Corporate and other:
Entertainment, retail and other	283	22,778	16,567	69,173
Total Corporate and other	283	22,778	16,567	69,173

Total operating revenues	$1,693,323	$1,671,936	$5,289,164	$4,691,437
(1) Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 14, "Leases."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted Property EBITDAR (1)
Macau Operations:
Wynn Palace	$162,283	$177,048	$549,112	$444,713
Wynn Macau	100,594	77,939	333,691	212,274
Total Macau Operations	262,877	254,987	882,803	656,987
Las Vegas Operations	202,720	219,740	679,315	675,458
Encore Boston Harbor	63,018	60,498	188,284	193,016
Corporate and other	(938)	(4,864)	(4,535)	(40,896)
Total	527,677	530,361	1,745,867	1,484,565
Other operating expenses
Pre-opening	2,457	867	6,050	6,822
Depreciation and amortization	156,273	171,969	507,611	510,743
Impairment of goodwill and intangible assets	—	93,990	—	94,490
Property charges and other (2)	150,475	114,288	206,238	132,265
Corporate expenses and other	36,184	35,104	109,799	102,342
Stock-based compensation	13,670	16,144	44,206	49,139
Triple-net operating lease rent expense	35,381	35,404	106,127	106,318
Total other operating expenses	394,440	467,766	980,031	1,002,119
Operating income	133,237	62,595	765,836	482,446
Other non-operating income and expenses
Interest income	30,729	46,534	105,785	130,854
Interest expense, net of amounts capitalized	(167,922)	(188,571)	(524,922)	(566,554)
Change in derivatives fair value	(5,523)	(50,637)	(7,920)	(3,255)
(Loss) gain on debt financing transactions	(109)	2,928	(1,670)	(12,683)
Other	21,300	3,861	25,323	(19,794)
Total other non-operating income and expenses	(121,525)	(185,885)	(403,404)	(471,432)
Income (loss) before income taxes	11,712	(123,290)	362,432	11,014
(Provision) benefit for income taxes	(17,127)	2,749	(45,076)	(2,574)
Net income (loss)	(5,415)	(120,541)	317,356	8,440
Net income (loss) attributable to noncontrolling interests	(26,638)	3,863	(93,250)	(7,602)
Net income (loss) attributable to Wynn Resorts, Limited	$(32,053)	$(116,678)	$224,106	$838
(1) "Adjusted Property EBITDAR" is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other expenses, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other expenses (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss (gain) on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations preopening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, the Company's calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(2) For each of the three and nine months ended September 30, 2024, includes $130.0 million of forfeitures pursuant to the NPA, the Company's $9.4 million contribution towards a legal settlement, $12.5 million of contract termination and other costs related to the closure of Wynn Interactive's digital sports betting and casino gaming business. Property charges and other expenses for the nine months ended September 30, 2024 also included $61.5 million of expensed project costs related to a discontinued development project, partially offset by a gain of $24.6 million related to the sale of certain Wynn Interactive assets.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Macau Operations:
Wynn Palace	$2,865,203	$2,936,264
Wynn Macau	1,278,324	1,864,211
Other Macau	1,377,807	886,175
Total Macau Operations	5,521,334	5,686,650
Las Vegas Operations	3,086,335	3,173,247
Encore Boston Harbor	1,979,031	2,006,565
Corporate and other	3,524,699	3,129,761
Total	$14,111,399	$13,996,223

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

Results of Operations

Summary of third quarter 2024 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Increase/ (Decrease)	Percent Change	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues	$1,693,323	$1,671,936	$21,387	1.3	$5,289,164	$4,691,437	$597,727	12.7
Net income (loss) attributable to Wynn Resorts, Limited	(32,053)	(116,678)	84,625	72.5	224,106	838	223,268	NM
Diluted net income (loss) per share	(0.29)	(1.03)	0.74	71.8	2.02	0.01	2.01	NM
NM - Not meaningful.

The increase in operating revenues for the three months ended September 30, 2024 was primarily driven by an increase of $56.9 million from Wynn Macau as a result of higher gaming volumes, partially offset by a decrease in operating revenues at Wynn Interactive of $22.5 million following the closure of Wynn Interactive's digital sports betting and casino gaming business, and a decrease in operating revenues at our Las Vegas Operations of $11.8 million primarily due to lower table games win.

The decrease in net loss attributable to Wynn Resorts, Limited for the three months ended September 30, 2024 was primarily due to a decrease in operating expenses in connection with the closure of Wynn Interactive's digital sports betting and casino gaming business. The decrease in net loss attributable to Wynn Resorts, Limited for the three months ended September 30, 2024 was partially offset by $130.0 million of forfeitures pursuant to the NPA, as described in Note 15, "Commitments and Contingencies" of Item 1—"Notes to Condensed Consolidated Financial Statements."

Financial results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$519,790	$524,773	$(4,983)	(0.9)
Wynn Macau	351,957	295,016	56,941	19.3
Total Macau Operations	871,747	819,789	51,958	6.3
Las Vegas Operations	607,172	618,966	(11,794)	(1.9)
Encore Boston Harbor	214,121	210,403	3,718	1.8
Corporate and other	283	22,778	(22,495)	(98.8)
	$1,693,323	$1,671,936	$21,387	1.3

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,018,754	$972,453	$46,301	4.8
Non-casino revenues:
Rooms	284,765	289,338	(4,573)	(1.6)
Food and beverage	262,597	267,432	(4,835)	(1.8)
Entertainment, retail and other	127,207	142,713	(15,506)	(10.9)
Total non-casino revenues	674,569	699,483	(24,914)	(3.6)
	$1,693,323	$1,671,936	$21,387	1.3

Casino revenues for the three months ended September 30, 2024 were 60.2% of operating revenues, compared to 58.2% for the same period of 2023. Non-casino revenues for the three months ended September 30, 2024 were 39.8% of operating revenues, compared to 41.8% for the same period of 2023.

Casino revenues

Casino revenues increased primarily due to higher gaming volumes at Wynn Macau, which was partially offset by a decrease in casino revenues from our Las Vegas Operations primarily due to lower gaming volumes.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended September 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$418,043	$418,043	$—	—
VIP:
Average number of table games	57	58	(1)	(1.7)
VIP turnover	$3,199,140	$2,866,469	$332,671	11.6
VIP table games win	$97,312	$98,014	$(702)	(0.7)
VIP win as a % of turnover	3.04%	3.42%	(0.38)
Table games win per unit per day	$18,614	$18,386	$228	1.2
Mass market:
Average number of table games	247	244	3	1.2
Table drop	$1,694,575	$1,725,845	$(31,270)	(1.8)
Table games win	$404,307	$402,285	$2,022	0.5
Table games win %	23.9%	23.3%	0.6
Table games win per unit per day	$17,801	$17,913	$(112)	(0.6)
Average number of slot machines	596	563	33	5.9
Slot machine handle	$577,289	$634,121	$(56,832)	(9.0)
Slot machine win	$27,230	$22,228	$5,002	22.5
Slot machine win per unit per day	$497	$429	$68	15.9
Wynn Macau:
Total casino revenues	$296,781	$230,294	$66,487	28.9
VIP:
Average number of table games	30	36	(6)	(16.7)
VIP turnover	$1,201,516	$1,192,610	$8,906	0.7
VIP table games win	$43,326	$41,995	$1,331	3.2
VIP win as a % of turnover	3.61%	3.52%	0.09
Table games win per unit per day	$15,692	$12,638	$3,054	24.2
Mass market:
Average number of table games	222	217	5	2.3
Table drop	$1,515,462	$1,384,258	$131,204	9.5
Table games win	$280,044	$228,323	$51,721	22.7
Table games win %	18.5%	16.5%	2.0
Table games win per unit per day	$13,713	$11,423	$2,290	20.0
Average number of slot machines	621	500	121	24.2
Slot machine handle	$815,319	$570,122	$245,197	43.0
Slot machine win	$24,434	$16,143	$8,291	51.4
Slot machine win per unit per day	$428	$351	$77	21.9
Poker rake	$3,205	$4,494	$(1,289)	(28.7)

	Three Months Ended September 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$145,186	$168,130	$(22,944)	(13.6)
Average number of table games	235	234	1	0.4
Table drop	$580,800	$607,610	$(26,810)	(4.4)
Table games win	$135,230	$157,873	$(22,643)	(14.3)
Table games win %	23.3%	26.0%	(2.7)
Table games win per unit per day	$6,256	$7,340	$(1,084)	(14.8)
Average number of slot machines	1,620	1,631	(11)	(0.7)
Slot machine handle	$1,695,799	$1,638,274	$57,525	3.5
Slot machine win	$112,771	$115,738	$(2,967)	(2.6)
Slot machine win per unit per day	$757	$771	$(14)	(1.8)
Poker rake	$4,629	$5,669	$(1,040)	(18.3)
Encore Boston Harbor:
Total casino revenues	$158,744	$155,986	$2,758	1.8
Average number of table games	179	191	(12)	(6.3)
Table drop	$347,082	$343,686	$3,396	1.0
Table games win	$74,048	$71,555	$2,493	3.5
Table games win %	21.3%	20.8%	0.5
Table games win per unit per day	$4,507	$4,079	$428	10.5
Average number of slot machines	2,611	2,561	50	2.0
Slot machine handle	$1,378,066	$1,336,724	$41,342	3.1
Slot machine win	$105,550	$105,330	$220	0.2
Slot machine win per unit per day	$439	$447	$(8)	(1.8)
Poker rake	$5,334	$5,224	$110	2.1

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended September 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$49,145	$54,309	$(5,164)	(9.5)
Occupancy	98.3%	96.9%	1.4
ADR	$295	$342	$(47)	(13.7)
REVPAR	$289	$331	$(42)	(12.7)
Wynn Macau:
Total room revenues (dollars in thousands)	$23,755	$31,673	$(7,918)	(25.0)
Occupancy	98.9%	98.7%	0.2
ADR	$233	$327	$(94)	(28.7)
REVPAR	$230	$323	$(93)	(28.8)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$187,123	$178,518	$8,605	4.8
Occupancy	89.0%	90.0%	(1.0)
ADR	$495	$463	$32	6.9
REVPAR	$441	$417	$24	5.8
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$24,742	$24,838	$(96)	(0.4)
Occupancy	96.9%	96.0%	0.9
ADR	$426	$421	$5	1.2
REVPAR	$412	$405	$7	1.7

Room revenues decreased $4.6 million, primarily due to lower ADR at our Macau Operations, which was partially offset by higher ADR at our Las Vegas Operations.

Food and beverage revenues decreased $4.8 million, primarily due to a $11.3 million decrease in food and beverage revenues at our Las Vegas Operations as a result of decreased restaurant covers, partially offset by a $5.3 million increase at Wynn Palace from increased restaurant covers and average check amounts.

Entertainment, retail and other revenues decreased $15.5 million, primarily due to a decrease in operating revenues at Wynn Interactive.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$617,469	$577,733	$39,736	6.9
Rooms	83,376	77,790	5,586	7.2
Food and beverage	220,187	220,835	(648)	(0.3)
Entertainment, retail and other	56,184	82,554	(26,370)	(31.9)
General and administrative	271,829	268,445	3,384	1.3
Provision for credit losses	1,836	870	966	111.0
Pre-opening	2,457	867	1,590	183.4
Depreciation and amortization	156,273	171,969	(15,696)	(9.1)
Impairment of goodwill and intangible assets	—	93,990	(93,990)	(100.0)
Property charges and other	150,475	114,288	36,187	31.7
Total operating expenses	$1,560,086	$1,609,341	$(49,255)	(3.1)

The decrease in total operating expenses was primarily due to goodwill and intangible asset impairments recognized in the three months ended September 30, 2023 in connection with the closure of Wynn Interactive's digital sports betting and casino gaming business, as well as decreased entertainment, retail and other expenses related to Wynn Interactive's operations during the three months ended September 30, 2024.

Casino expenses increased $29.9 million and $8.2 million at Wynn Macau and Wynn Palace, respectively. These increases resulted from higher operating costs, including $26.3 million and $3.3 million in incremental gaming tax expense at Wynn Macau and Wynn Palace, respectively, driven by an increase in casino revenues.

Room expenses increased $3.4 million at our Las Vegas Operations as a result of higher operating costs, commensurate with the increase in room revenues.

Entertainment, retail and other expenses decreased $27.3 million at Corporate and other as a result of decreased operating costs related to Wynn Interactive.

Depreciation and amortization decreased $18.3 million at Encore Boston Harbor as result of certain furniture, fixtures and equipment assets being fully depreciated five years after the opening of the property in June of 2019.

During the three months ended September 30, 2023, the Company recognized impairment of goodwill and other finite-lived intangible assets of $72.1 million and $21.9 million, respectively, as a result of our decision to close Wynn Interactive's digital sports betting and casino gaming business.

Property charges and other expenses for the three months ended September 30, 2024 consisted primarily of $130.0 million of forfeitures pursuant to the NPA and the Company's $9.4 million contribution towards a legal settlement. Property charges and other expenses for the three months ended September 30, 2024 also included $12.5 million of contract termination and other costs related to the closure of Wynn Interactive's digital sports betting and casino gaming business.

Property charges and other expenses for the three months ended September 30, 2023 consisted primarily of contract termination and other expenses of $97.7 million, as a result of our decision to close Wynn Interactive's digital sports betting and casino gaming business. Property charges and other expenses for the three months ended September 30, 2023 also included other contract terminations and asset abandonments of $9.1 million, $3.4 million, and $1.3 million at Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively.

Other non-operating income and expenses

Interest expense, net of capitalized interest, decreased $20.6 million due to a decrease in the weighted average debt balance, from $12.33 billion for the three months ended September 30, 2023, to $11.40 billion for the three months ended September 30, 2024, and a decrease in the weighted average interest rate, from 6.18% for the three months ended September 30, 2023, to 5.67% for the three months ended September 30, 2024.

We recorded interest income of $30.7 million and $46.5 million in the three months ended September 30, 2024 and 2023, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement gain of $21.3 million and $3.9 million for the three months ended September 30, 2024 and 2023, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a loss of $5.5 million and $50.6 million for the three months ended September 30, 2024 and 2023, respectively, from change in derivatives fair value, primarily related to the conversion feature of the WML Convertible Bonds.

We recorded a $0.1 million loss on debt financing transactions in the three months ended September 30, 2024 related to the WRF Credit Facility Agreement Amendment. During the three months ended September 30, 2023, we recorded a $2.9 million gain on debt financing transactions related to the repurchase of the tendered 2025 WRF Senior Notes.

Income taxes

We recorded an income tax expense of $17.1 million and a benefit $2.7 million for the three months ended September 30, 2024 and 2023, respectively. The income tax expense for the three months ended September 30, 2024 primarily relates to U.S. based operating profits as well as an increase in non-deductible expenses. The income tax benefit for the three months ended September 30, 2023 primarily related to operating profits.

Net income (loss) attributable to noncontrolling interests

We recognized net income attributable to noncontrolling interests and net loss attributable to noncontrolling interests of $26.6 million and $3.9 million for the three months ended September 30, 2024 and 2023, respectively. These amounts are primarily related to the noncontrolling interests' share of net income or loss attributable to WML.

Financial results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$1,654,740	$1,362,486	$292,254	21.5
Wynn Macau	1,100,970	827,335	273,635	33.1
Total Macau Operations	2,755,710	2,189,821	565,889	25.8
Las Vegas Operations	1,872,374	1,783,802	88,572	5.0
Encore Boston Harbor	644,513	648,641	(4,128)	(0.6)
Corporate and other	16,567	69,173	(52,606)	(76.0)
	$5,289,164	$4,691,437	$597,727	12.7

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$3,149,166	$2,652,444	$496,722	18.7
Non-casino revenues:
Rooms	916,700	838,372	78,328	9.3
Food and beverage	810,939	757,079	53,860	7.1
Entertainment, retail and other	412,359	443,542	(31,183)	(7.0)
Total non-casino revenues	2,139,998	2,038,993	101,005	5.0
	$5,289,164	$4,691,437	$597,727	12.7

Casino revenues for the nine months ended September 30, 2024 were 59.5% of operating revenues, compared to 56.5% for the same period of 2023. Non-casino revenues for the nine months ended September 30, 2024 were 40.5% of operating revenues, compared to 43.5% for the same period of 2023.

Casino revenues

Casino revenues increased primarily due to higher gaming volumes at our Macau Operations which benefited from growing tourism in Macau during the nine months ended September 30, 2024.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Nine Months Ended September 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$1,336,788	$1,054,007	$282,781	26.8
VIP:
Average number of table games	58	55	3	5.5
VIP turnover	$9,930,241	$8,202,165	$1,728,076	21.1
VIP table games win	$342,024	$289,492	$52,532	18.1
VIP win as a % of turnover	3.44%	3.53%	(0.09)
Table games win per unit per day	$21,677	$19,233	$2,444	12.7
Mass market:
Average number of table games	245	240	5	2.1
Table drop	$5,215,019	$4,414,990	$800,029	18.1
Table games win	$1,251,039	$968,967	$282,072	29.1
Table games win %	24.0%	21.9%	2.1
Table games win per unit per day	$18,620	$14,763	$3,857	26.1
Average number of slot machines	592	579	13	2.2
Slot machine handle	$1,815,623	$1,760,345	$55,278	3.1
Slot machine win	$83,790	$75,236	$8,554	11.4
Slot machine win per unit per day	$517	$476	$41	8.6
Poker rake	$736	$—	$736	NM
Wynn Macau:
Total casino revenues	$923,851	$649,627	$274,224	42.2
VIP:
Average number of table games	30	45	(15)	(33.3)
VIP turnover	$3,955,277	$3,727,106	$228,171	6.1
VIP table games win	$122,705	$130,574	$(7,869)	(6.0)
VIP win as a % of turnover	3.10%	3.50%	(0.40)
Table games win per unit per day	$14,988	$10,569	$4,419	41.8
Mass market:
Average number of table games	222	214	8	3.7
Table drop	$4,801,533	$3,597,557	$1,203,976	33.5
Table games win	$887,194	$613,154	$274,040	44.7
Table games win %	18.5%	17.0%	1.5
Table games win per unit per day	$14,599	$10,485	$4,114	39.2
Average number of slot machines	607	521	86	16.5
Slot machine handle	$2,347,521	$1,559,698	$787,823	50.5
Slot machine win	$76,604	$47,892	$28,712	60.0
Slot machine win per unit per day	$461	$337	$124	36.8
Poker rake	$11,831	$13,807	$(1,976)	(14.3)

	Nine Months Ended September 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$410,023	$460,606	$(50,583)	(11.0)
Average number of table games	234	233	1	0.4
Table drop	$1,721,435	$1,768,057	$(46,622)	(2.6)
Table games win	$409,336	$431,896	$(22,560)	(5.2)
Table games win %	23.8%	24.4%	(0.6)
Table games win per unit per day	$6,380	$6,777	$(397)	(5.9)
Average number of slot machines	1,612	1,650	(38)	(2.3)
Slot machine handle	$4,840,241	$4,733,534	$106,707	2.3
Slot machine win	$322,544	$325,883	$(3,339)	(1.0)
Slot machine win per unit per day	$730	$723	$7	1.0
Poker rake	$16,652	$16,243	$409	2.5
Encore Boston Harbor:
Total casino revenues	$478,504	$488,204	$(9,700)	(2.0)
Average number of table games	182	193	(11)	(5.7)
Table drop	$1,072,750	$1,064,092	$8,658	0.8
Table games win	$227,496	$230,170	$(2,674)	(1.2)
Table games win %	21.2%	21.6%	(0.4)
Table games win per unit per day	$4,553	$4,368	$185	4.2
Average number of slot machines	2,612	2,547	65	2.6
Slot machine handle	$4,201,520	$3,933,388	$268,132	6.8
Slot machine win	$315,773	$316,129	$(356)	(0.1)
Slot machine win per unit per day	$441	$455	$(14)	(3.1)
Poker rake	$16,422	$16,116	$306	1.9
NM - Not meaningful.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Nine Months Ended September 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$153,287	$151,311	$1,976	1.3
Occupancy	98.7%	93.8%	4.9
ADR	$315	$327	$(12)	(3.7)
REVPAR	$311	$307	$4	1.3
Wynn Macau:
Total room revenues (dollars in thousands)	$76,116	$79,774	$(3,658)	(4.6)
Occupancy	99.2%	95.5%	3.7
ADR	$251	$281	$(30)	(10.7)
REVPAR	$249	$268	$(19)	(7.1)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$617,071	541,392	$75,679	14.0
Occupancy	89.3%	89.8%	(0.5)
ADR	$541	$473	$68	14.4
REVPAR	$483	$424	$59	13.9
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$70,226	$65,895	$4,331	6.6
Occupancy	94.4%	92.9%	1.5
ADR	$410	$389	$21	5.4
REVPAR	$387	$362	$25	6.9

Room revenues increased $78.3 million, primarily due to higher ADR at our Las Vegas Operations.

Food and beverage revenues increased $53.9 million, primarily due to increased restaurant covers and average check amounts at our Las Vegas Operations and our Macau Operations.

Entertainment, retail and other revenues decreased $31.2 million, primarily due to a decrease in operating revenues at Wynn Interactive.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$1,907,426	$1,594,761	$312,665	19.6
Rooms	245,991	224,275	21,716	9.7
Food and beverage	647,351	605,376	41,975	6.9
Entertainment, retail and other	190,137	261,035	(70,898)	(27.2)
General and administrative	808,172	785,538	22,634	2.9
Provision for credit losses	4,352	(6,314)	10,666	NM
Pre-opening	6,050	6,822	(772)	(11.3)
Depreciation and amortization	507,611	510,743	(3,132)	(0.6)
Impairment of goodwill and intangible assets	—	94,490	(94,490)	(100.0)
Property charges and other	206,238	132,265	73,973	55.9
Total operating expenses	$4,523,328	$4,208,991	$314,337	7.5
NM - Not meaningful.

The increase in total operating expenses was primarily due to increased operating costs associated with higher business volumes at our properties, partially offset by decreased operating expenses related to Wynn Interactive following the closure of Wynn Interactive's digital sports betting and casino gaming business.

Casino expenses increased $162.9 million and $135.7 million at Wynn Palace and Wynn Macau, respectively. These increases resulted from higher operating costs, including increases of $141.8 million and $121.9 million in incremental gaming tax expense at Wynn Palace and Wynn Macau, respectively, driven by the increase in casino revenues.

Room expenses increased $17.7 million at our Las Vegas Operations as a result of higher operating costs, commensurate with the increase in room revenues.

Food and beverage expenses increased $23.8 million and $17.2 million at our Las Vegas Operations and our Macau Operations, respectively, as a result of higher operating costs related to increases in food and beverage revenues.

Entertainment, retail and other expenses decreased $94.0 million at Corporate and other as a result of decreased operating costs related to Wynn Interactive. This decrease is partially offset by an increase of $24.4 million at our Las Vegas Operations primarily due to increased costs from entertainment venue and convention-related revenue.

During the nine months ended September 30, 2023, the Company recognized impairment of goodwill and other finite-lived intangible assets of $72.1 million and $22.4 million, respectively, as a result of our decision to close Wynn Interactive's online sports betting and casino gaming business.

Property charges and other expenses for the nine months ended September 30, 2024 consisted primarily of $130.0 million of forfeitures pursuant to the NPA and the Company's $9.4 million contribution towards a legal settlement. Property charges and other expenses for the nine months ended September 30, 2024 also included $12.6 million of asset abandonments at Wynn Palace, $61.5 million of expensed project costs related to a discontinued development project at Corporate and other and $16.8 million of contract termination and other costs related to Wynn Interactive, partially offset by a gain of $24.6 million related to the sale of certain Wynn Interactive assets.

Property charges and other expenses for the nine months ended September 30, 2023 consisted primarily of contract termination and other expenses of $97.7 million, as a result of our decision to close Wynn Interactive's digital sports betting and casino gaming business. Property charges and other expenses for the nine months ended September 30, 2023 also included other contract terminations of $9.6 million at Wynn Macau, and asset abandonments of $12.2 million and $8.0 million at Wynn Palace and our Las Vegas Operations, respectively.

Other non-operating income and expenses

Interest expense, net of capitalized interest, decreased $41.6 million primarily due to a decrease in the weighted average debt balance, from $12.48 billion for the nine months ended September 30, 2023, to $11.58 billion for the nine months ended September 30, 2024.

We recorded interest income of $105.8 million and $130.9 million in the nine months ended September 30, 2024 and 2023, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement gain of $25.3 million and a loss of $19.8 million for the nine months ended September 30, 2024 and 2023, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a loss of $7.9 million from changes in derivatives fair value for the nine months ended September 30, 2024, primarily related to the interest rate collar on the Retail Term Loan. We recorded a loss of $3.3 million from changes in derivatives fair value for the nine months ended September 30, 2023, primarily related to the conversion feature of the WML Convertible Bonds.

We recorded a $1.7 million loss on debt financing transactions for the nine months ended September 30, 2024, primarily related to the issuance of the 2031 Add-On WRF Senior Notes and the repurchase of the tendered 2025 WLV Senior Notes. We recorded a $12.7 million loss on debt financing transactions for the nine months ended September 30, 2023, primarily related to the issuance of the 2031 WRF Senior Notes and the repurchase of the early tendered 2025 WRF Senior Notes.
Income taxes

We recorded income tax expense of $45.1 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively. Income tax expense in 2024 primarily relates to U.S.-based operating profits as well as an increase in non-deductible expenses. Income tax expense in 2023 primarily related to operating profits.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $93.3 million and $7.6 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts are primarily related to the noncontrolling interests' share of net income from WML.

Segment Information

As further described in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 17, "Segment Information," we use Adjusted Property EBITDAR to manage the operating results of our segments. Adjusted Property EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other expenses, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other expenses (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss (gain) on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, our calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Increase/ (Decrease)	Percent Change	2024	2023	Increase/ (Decrease)	Percent Change
Wynn Palace	$162,283	$177,048	$(14,765)	(8.3)	$549,112	$444,713	$104,399	23.5
Wynn Macau	100,594	77,939	22,655	29.1	333,691	212,274	121,417	57.2
Las Vegas Operations	202,720	219,740	(17,020)	(7.7)	679,315	675,458	3,857	0.6
Encore Boston Harbor	63,018	60,498	2,520	4.2	188,284	193,016	(4,732)	(2.5)
Corporate and other	(938)	(4,864)	3,926	NM	(4,535)	(40,896)	36,361	NM
NM - Not meaningful.

Adjusted Property EBITDAR at Wynn Macau increased $22.7 million for the three months ended September 30, 2024 primarily due to an increase in casino revenues of $66.5 million, partially offset by an increase in operating expenses. Adjusted Property EBITDAR at Wynn Palace decreased $14.8 million for the three months ended September 30, 2024, primarily due to decreases in non-casino revenues of $5.0 million coupled with an increase of $8.2 million in casino expenses, inclusive of gaming taxes.

Adjusted Property EBITDAR at Wynn Palace and Wynn Macau increased $104.4 million and $121.4 million, respectively, for the nine months ended September 30, 2024, primarily due to an increase in operating revenues of $292.3 million and $273.6 million, respectively, partially offset by an increase in operating expenses.

Adjusted Property EBITDAR at our Las Vegas Operations decreased $17.0 million for the three months ended September 30, 2024 primarily due to decreases in casino revenues of $22.9 million which was primarily attributable to lower table games win. Adjusted Property EBITDAR at our Las Vegas Operations increased $3.9 million for the nine months ended September 30, 2024, primarily due to an increase in non-casino revenues of $139.2 million, partially offset by a decrease in casino revenues of $50.6 million and increases in operating expenses.

Adjusted Property EBITDAR at Encore Boston Harbor increased $2.5 million for the three months ended September 30, 2024, primarily due to an increase in operating revenues of $3.7 million, partially offset by an increase in operating expenses. Adjusted Property EBITDAR at Encore Boston Harbor decreased $4.7 million for the nine months ended September 30, 2024, primarily due to a decrease in operating revenues of $4.1 million.

Adjusted Property EBITDAR at Corporate and other increased $3.9 million and $36.4 million for the three and nine months ended September 30, 2024, respectively, primarily due to a decrease in marketing and promotional expense of $5.7 million and $32.0 million, respectively, related to Wynn Interactive following our decision, announced in August 2023, to close Wynn Interactive's digital sports betting and casino gaming business.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Nine Months Ended September 30,
Cash Flows - Summary	2024	2023
Cash flows from operating activities	$947,175	$806,550

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(292,690)	(329,428)
Investment in unconsolidated affiliates	(454,980)	(52,270)
Purchase of investments	—	(786,519)
Proceeds from maturity of investments	850,000	—
Purchase of intangible and other assets	(2,615)	(10,651)
Proceeds from sale of assets and other	26,797	490
Net cash provided by (used in) investing activities	126,512	(1,178,378)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,283,794	1,200,000
Repayments of long-term debt	(1,251,210)	(1,522,812)
Repurchase of common stock	(198,249)	(71,019)
Proceeds from exercise of stock options	1,017	1,965
Distribution to noncontrolling interest	(10,601)	(15,929)
Dividends paid	(112,045)	(56,720)
Finance lease payments	(14,498)	(14,407)
Payments for financing costs	(31,459)	(41,160)
Other	(4,486)	(7,773)
Net cash used in financing activities	(337,737)	(527,855)

Effect of exchange rate on cash, cash equivalents and restricted cash	3,351	(3,721)
Increase (decrease) in cash, cash equivalents and restricted cash	$739,301	$(903,404)

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

During the nine months ended September 30, 2024, the increase in cash flows from operating activities was primarily due to increased revenues from our Macau Operations and our Las Vegas Operations, which was partially offset by an increase in operating expenses associated with higher business volumes. During the nine months ended September 30, 2023, the increase in cash flows from operating activities was primarily due to increased revenues from our Macau Operations and our Las Vegas Operations, which was partially offset by an increase in operating expenses associated with higher business volumes.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the nine months ended September 30, 2024, we incurred capital expenditures of $106.0 million at our Las Vegas Operations, $72.1 million at Wynn Palace, $38.8 million at Wynn Macau, and $27.5 million at Encore Boston Harbor primarily related to maintenance capital expenditures, and $48.4 million at Corporate and other primarily related to future development projects. In addition, during the nine months ended September 30, 2024, we invested $455.0 million, including $442.7 million of cash contributions, in the joint venture that is constructing Wynn Al Marjan Island, and received proceeds of $300.0 million and $550.0 million upon the maturity of our investments in debt securities and fixed deposits, respectively.

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

Financing Activities

The below table presents proceeds from the issuance, repayments, and repurchases of the specified debt instruments during the nine months ended September 30, 2024 (in thousands):

	Proceeds from issuance	Repayments and repurchases
WRF 6 1/4% Senior Notes, due 2033	$800,000	$—
WRF 7 1/8% Senior Notes, due 2031	412,000	—
WM Cayman II Revolver, due 2028	—	351,787
WLV 5 1/2% Senior Notes, due 2025	—	796,691
WRF Term Loan, due 2027	71,794	102,732
Total	$1,283,794	$1,251,210

In addition, during the nine months ended September 30, 2024, we repurchased 2,206,113 shares of our common stock under our equity repurchase program for an aggregate cost of $185.7 million. We also made dividend payments of $112.0 million, paid $31.5 million for financing costs related to the financing activities above and used cash of $10.6 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

The below table presents proceeds from the issuance, repayments, and repurchases of the specified debt instruments during the nine months ended September 30, 2023 (in thousands):

	Proceeds from issuance	Repayments and repurchases
WRF 7 1/8% Senior Notes, due 2031	$600,000	$—
WML 4 1/2% Convertible Bonds, due 2029	600,000	—
WRF 7 3/4% Senior Notes, due 2025	—	600,000
WLV 4 1/4% Senior Notes, due 2023	—	500,000
WLV 5 1/2% Senior Notes, due 2025	—	399,999
WRF Term Loan, due 2024	—	22,813
Total	$1,200,000	$1,522,812

In addition, during the nine months ended September 30, 2023, we repurchased 596,948 shares of our common stock under our equity repurchase program for an aggregate cost of $56.2 million. We also made dividend payments of $56.7 million, paid $41.2 million for financing costs related to the financing activities above and used cash of $15.9 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity, presented by significant financing entity as of September 30, 2024 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$1,339,495	$353,562
Wynn Resorts Finance, LLC (1)	464,113	735,306
Wynn Resorts, Limited and other	603,681	—
Total	$2,407,289	$1,088,868
(1) Excluding Wynn Macau, Limited and subsidiaries.

In addition to the cash and cash equivalents and available revolver borrowing capacity presented above, as of September 30, 2024, we also held restricted cash of $605.9 million and $600.0 million at WRF and WML, respectively, in trust accounts for the October 2024 repurchase or payment of the Wynn Las Vegas 5 1/2% Senior Notes due 2025 and WML 4 7/8% Senior Notes due 2024, as discussed below.

Wynn Macau, Limited and subsidiaries. WML generates cash from our Macau Operations and may utilize proceeds from the WM Cayman II Revolver as needed. We expect to use this cash to service our WML Senior Notes, WM Cayman II Revolver, and WML Convertible Bonds, to pay dividends to shareholders of WML (of which we own approximately 72%), and to fund working capital and capital expenditure requirements at WML and our Macau Operations.

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

In May 2024, the WML Board of Directors announced an amendment to WML's dividend policy, pursuant to which the WML Board of Directors will meet semiannually to consider the declaration of dividends, and may also meet at any time during the year as the WML Board of Directors deems fit to consider the declaration of special dividends. On June 19, 2024, WML paid a cash dividend of HK$0.075 per share for a total U.S. dollar equivalent of approximately $50.4 million in respect of the year ended December 31, 2023. Our share of this dividend was $36.0 million. On September 12, 2024, WML paid a cash dividend of HK$0.075 per share for a total U.S. dollar equivalent of approximately $50.5 million in respect of the six months ended June 30, 2024. Our share of this dividend was $36.1 million.

In September 2024, WM Cayman II and WML entered into an amendment agreement to its existing facility agreement to extend the maturity date of the outstanding loans under the existing facility agreement for three years to September 2028.

In October 2024, we repaid the $600.0 million aggregate principal amount of WML's 4 7/8% Senior Notes due 2024 on their stated maturity date using short-term restricted cash held at WML.

If our portion of cash available for repatriation was repatriated on September 30, 2024, it would be subject to minimal U.S. taxes.

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

In September 2024, WRF and certain of its subsidiaries entered into an amendment (the "WRF Credit Agreement Amendment") to its existing credit agreement (the "WRF Credit Agreement"). The WRF Credit Agreement Amendment amends the WRF Credit Agreement to (i) extend the stated maturity date for lenders electing to extend their revolving commitments in an amount equal to approximately $68.7 million from September 20, 2024 to September 20, 2027, and (ii) extend the stated maturity date for lenders electing to extend their term loan commitments in an amount equal to approximately $71.8 million from September 20, 2024 to September 20, 2027.

Also in September 2024, WRF issued $800 million aggregate principal amount of 6 1/4% Senior Notes due 2033 (the "2033 WRF Senior Notes") in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The 2033 WRF Senior Notes were issued at par, for net proceeds of $795.0 million. A portion of the proceeds from the offering of the 2033 WRF Senior Notes was classified as short-term restricted cash as of September 30, 2024 within the Condensed Consolidated Balance Sheet and was used in October 2024 to repurchase the remaining outstanding $600.0 million aggregate principal amount of WLV 5.500% Senior Notes due 2025 at a price equal to 100.0% of the principal amount, plus accrued interest. Included in the $600.0 million repurchase was $16.7 million aggregate principal amount of 2025 WLV Senior Notes held by Wynn Resorts.

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

During the third quarter of 2024, the Company contributed $18.2 million of cash into Island 3, bringing our life-to-date cash contributions to $532.6 million. The cash contributed in the quarter was used primarily to fund our pro rata portion of the purchase of approximately 155 acres of land underlying the Wynn Al Marjan Island integrated resort development site, including the remaining 70 acres of land on Island 3 for potential future development (the "Marjan Land Bank"). We estimate our remaining 40% pro-rata share of the required equity for the construction of the Wynn Al Marjan Island integrated resort is between $800 million and $875 million, inclusive of capitalized interest, fees, and certain improvements on the Island. Wynn Al Marjan Island is currently expected to open in 2027.

The Company paid a cash dividend of $0.25 per share in each of the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024 and recorded $28.0 million in each of the quarters ended March 31, 2024 and June 30, 2024 and $27.7 million in the quarter ended September 30, 2024, against accumulated deficit. On November 4, 2024, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on November 27, 2024 to stockholders of record as of November 15, 2024.

In October 2024, we amended the retail term loan agreement to, among other things, extend the scheduled maturity date to July 2027 and provide for an interest rate adjustment. We also made a principal repayment of the term loan in the amount of $15.0 million.

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

In April 2016, our Board of Directors authorized an equity repurchase program of up to $1.00 billion. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of September 30, 2024, we had $247.7 million in repurchase authority remaining under the program.

On November 1, 2024, the Company’s Board of Directors authorized the Company to repurchase a total of up to $1.0 billion of the Company’s outstanding shares of common stock, increasing the previously available repurchase authorization by approximately $766 million. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time.

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

As a result of the financing transactions described in our discussion of capital resources above, our long-term debt obligations decreased by $55.8 million in 2024 and $3.49 billion in 2025 and increased by $3.8 million in 2026, $662.3 million in 2027, $1.15 billion in 2028, and $1.20 billion thereafter. Our annual fixed interest payments are expected to decrease $12.8 million in 2024 and increase $65.8 million in 2025, $78.5 million in each of 2026, 2027, and 2028, and $271.0 million thereafter and our annual variable interest payments are expected to decrease $34.6 million in 2024 and increase $15.7 million in 2025, $110.2 million in 2026, $95.3 million in 2027, and $53.6 million in 2028.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies for the nine months ended September 30, 2024.

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

Interest Rate Sensitivity

As of September 30, 2024, approximately 79% of our long-term debt was based on fixed rates. Based on our outstanding borrowings as of September 30, 2024, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $19.2 million.

In order to mitigate exposure to interest rate fluctuations on the Retail Term Loan, the Company previously entered into an interest rate collar with a notional value of $615.0 million, which expired on August 1, 2024. On October 2, 2024, the Company entered into an interest rate swap with a notional value of $600.0 million, maturing in February 2027. The interest rate swap effectively fixes the variable component of the interest rate on the Retail Term Loan at 3.385% through February 2027.

Foreign Currency Risks

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of the debt issued by WML is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition and ability to service debt. Based on our balances as of September 30, 2024, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $41.6 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to those risk factors during the nine months ended September 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2024 to July 31, 2024	374,100	$85.96	372,605	$333,359
August 1, 2024 to August 31, 2024	375,583	$76.08	368,377	$305,360
September 1, 2024 to September 30, 2024	724,141	$79.71	723,791	$247,680

(1) Shares purchased in July 2024, August 2024, and September 2024 include 1,495, 7,206 and 350 shares, respectively, purchased in satisfaction of employee tax withholding obligations on vested restricted stock granted under our stock incentive plans. Refer to Note 13, "Stock-Based Compensation" to our Consolidated Financial Statements included in our 2023 Form 10-K for additional details on our stock incentive plans.
(2) On April 20, 2016, the Company announced that the Board of Directors authorized an equity repurchase program of up to $1.0 billion of our common stock, with no expiration. On November 1, 2024, the Company’s Board of Directors authorized the Company to repurchase a total of up to $1.0 billion of the Company’s outstanding shares of common stock, increasing the previously available repurchase authorization by approximately $766 million. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time. Any shares acquired are expected to be held as treasury shares and available for general corporate purposes.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2024.

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
4.1
Indenture, dated September 20, 2024, by and among Wynn Resorts Finance, LLC, and Wynn Resorts Capital Corp., as joint and several obligors and the Guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 20, 2024.)

10.1
Amendment No. 4 to Credit Agreement, dated as of September 16, 2024, by and among Wynn Resorts Finance, LLC, as borrower, the subsidiaries of borrower party hereto, as guarantors, Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 16, 2024.)

10.1.1
Exhibit A to Amendment No. 4 - Credit Agreement, dated as of September 20, 2019 (as amended by Amendment No. 1 dated as of April 10, 2020, Amendment No. 2 dated as of November 27, 2020, and Amendment No. 3 dated as of May 17, 2023, Amendment No. 4 dated as of September 16, 2024), by and among Wynn Resorts Finance, LLC, as borrower, the subsidiaries of borrower party hereto, as guarantors, Deutsche Bank AG New York Branch, as administrative agent and as collateral agent (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 16, 2024.)

10.2
Second Amendment Agreement to the Existing Facility Agreement, dated as of September 20, 2024, by and among WM Cayman Holdings Limited II, as borrower, Wynn Macau, Limited, as guarantor, and Bank of China Limited, Macau Branch, as agent and a syndicate of lenders (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 23, 2024.)

10.3
Third Amendment to Term Loan Agreement and First Amendment to Recourse Indemnity Agreement, dated as of October 2, 2024, by and among Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC, as borrowers, United Overseas Bank Limited, New York Agency, as administrative agent, and the guarantors and lenders party thereto (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 3, 2024.)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three and nine months ended September 30, 2024 and 2023; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

WYNN RESORTS, LIMITED

Dated: November 4, 2024	By:	/s/ Julie Cameron-Doe
Julie Cameron-Doe
Chief Financial Officer
(Principal Financial and Accounting Officer)