Form 10-K
period 2024-12-31
WYNN RESORTS LTD
filed 2025-02-13
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates based on the closing price per share as reported on the Nasdaq Global Select Market on June 30, 2024 was approximately $9.06 billion.
As of February 4, 2025, 106,401,372 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other reports and any amendments of such reports filed with or furnished to the Securities and Exchange Commission ("SEC") are available, without charge, at the SEC's website at http://www.sec.gov. In addition, through our corporate website at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which makes available all such reports and amendments as soon as reasonably practicable after filing with, or furnishing to the SEC, without charge. The information found on or linked through our website is not incorporated by reference into this Annual Report on Form 10-K, nor does it form a part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Our Strategy

We conceptualize, design, build, and operate our resorts to create unforgettable customer experiences across a diverse set of gaming and non-gaming amenities that attract a wide range of customer segments and generate strong financial results.

Central to our strategy is the construction of, and regular reinvestment in, world-class integrated resorts. These activities are led by our in-house design, development, and construction subsidiary and its senior management team, which has significant experience across all major design and construction disciplines. In addition, we believe superior customer service is the best marketing strategy to attract customers and drive repeat visitation to our resorts. Human resources and staff training are essential to ensuring our employees are prepared to provide the luxury service that our guests expect. We have been successful in attracting a wide range of premium guests both domestically and internationally. Part of this strategy includes leveraging our marketing team across various branch offices located internationally to connect and build relationships with our customers. We continually evaluate our offerings and service levels, and as a result, have made and expect to continue to make enhancements and refinements to our resorts.

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

•Creating a five-star workplace.
•Investing in the growth and well-being of our people.
•Furthering social impact initiatives in our communities.
•Minimizing the consumption and maximizing the benefit on our environment by sourcing renewable energy and utilizing it responsibly.
•Elevating our corporate governance practices to ensure they appropriately support the long-term interests of our stakeholders.

In North America, we have taken a leading role in the hospitality industry's transition to clean and sustainable sources of energy. Our investments in low-carbon energy, including on-site solar arrays and notably, a 160-acre solar facility in northern Nevada, have earned us a place in the U.S. Environmental Protection Agency's Green Power Partnership. We voluntarily use green power to reduce carbon emissions and drive toward our corporate sustainability goals. We encourage our employees to avail themselves of numerous leadership and development opportunities and use our resources to assist in the education and development of the next generation of employees and leaders. We are also fully committed to supporting our communities in the Las Vegas and Boston areas, through our corporate giving program and through the Wynn Resorts Foundation, which fosters charitable giving and volunteerism among Wynn employees and community partners.

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

Executing on Our Strategy

Reflecting our strategic focus, our values, and our commitment to delivering world-class, five-star service within luxury integrated resorts, the Company has received the following recognition:

•Collectively, Wynn Resorts earned 19 Forbes Travel Guide ("FTG") Five-Star awards in 2025 and holds the most FTG Five-Star awards of any independent hotel company in the world.

•Wynn Resorts was once again included on FORTUNE Magazine's 2025 World's Most Admired Companies list in the hotel, casino, and resort category.
•Wynn Las Vegas has received the distinction of Four Green Globes, the highest achievement for energy-efficient and sustainable buildings from the Green Building Initiative.
•Encore Boston Harbor has been certified LEED Platinum, the U.S. Green Building Council's highest level of certification.
•Wynn Palace and Wynn Macau collectively earned 12 FTG Five-Star awards in 2025, with Wynn Palace maintaining its status as the largest FTG Five-Star resort in the world.

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

Wynn Palace

We opened Wynn Palace in August 2016, on Macau's Cotai Strip, conveniently located minutes from both Macau International Airport and the Macau Taipa Ferry Terminal and directly adjacent to a stop serviced by Macau's light rail system. The property features approximately 468,000 square feet of casino space with 303 table games and 598 slot machines, as well as private gaming salons and sky casinos. Wynn Palace also features a luxury hotel tower with a total of 1,706 guest rooms, suites, and villas, offering a health club, spa, salon, and pool. In addition, Wynn Palace offers 14 food and beverage outlets, approximately 107,000 square feet of high-end, brand-name retail space, and approximately 37,000 square feet of meeting and convention space. The property's signature public attractions and entertainment offerings include a performance lake, an immersive entertainment center, Western and Asian art displays, and a gondola ride offering convenient street-level access.

We are in the design stages of developing the next phase of Wynn Palace. We currently expect that the next phase at Wynn Palace will incorporate an array of amenities such as theater and expanded event space, food and beverage features, and other non-gaming offerings.

Wynn Macau

We opened Wynn Macau in September 2006, and Encore, an expansion of Wynn Macau, in April 2010. Located in the heart of downtown Macau, the property features approximately 294,000 square feet of casino space with 257 table games and 696 slot machines, as well as private gaming salons, sky casinos, and a poker room. Wynn Macau also features two luxury hotel towers with a total of 1,010 guest rooms and suites, offering two health clubs, two spas, a salon and a pool. In addition, Wynn Macau offers 12 food and beverage outlets, approximately 64,500 square feet of high-end, brand-name retail space, and approximately 31,000 square feet of meeting and convention space. Wynn Macau's signature attractions include offerings such as the performance lake and a rotunda show featuring a Chinese zodiac-inspired ceiling along with the gold "tree of prosperity" show.

Las Vegas Operations

We opened Wynn Las Vegas in April 2005 and Encore, an expansion of Wynn Las Vegas, in December 2008. Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. The property features approximately 195,000 square feet of casino space with 223 table games and 1,577 slot machines, as well as private gaming salons, a sky casino, a poker room, and a race and sports book. Wynn Las Vegas also features two luxury hotel towers with a total of 4,748 guest rooms, suites, and villas, which offer swimming pools, private cabanas, two full service spas and salons, and a wedding chapel. In addition, Wynn Las Vegas offers 34 food and beverage outlets, approximately 178,000 square feet of high-end, brand-name retail space, approximately 513,000 square feet of meeting and convention space, and a golf course. Our nightlife and entertainment offerings at Wynn Las Vegas include two nightclubs and a beach club, and two theaters presenting an exclusive theatrical production and various headliner entertainment act.

Encore Boston Harbor

On June 23, 2019, we opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The property features approximately 210,000 square feet of casino space with 172 table games, 24 poker tables and approximately 2,724 slot machines, private and high-limit gaming areas, and a sports book. Encore Boston Harbor also features a luxury hotel tower with a total of 671 guest rooms and suites, which offers a spa and salon. In addition, Encore Boston Harbor offers 16 food and beverage outlets and a nightclub, approximately 8,186 square feet of retail space, and approximately 71,000 square feet of meeting and convention space. Public attractions include a waterfront park, floral displays, and water shuttle service to downtown Boston.

Future Development Projects

In January 2022, we, along with Island 3 AMI FZ-LLC and RAK HH IR FZ-LLC, announced plans for the development and management of Wynn Al Marjan Island, a destination integrated resort property in the Emirate of Ras Al Khaimah, United Arab Emirates. Wynn Al Marjan Island, which is currently under construction, is anticipated to be completed and open to the public in 2027, featuring an over 1,500-room hotel, luxury villas, a high-end shopping mall, a state-of-the-art meeting and convention facility, an exclusive spa, more than 20 restaurants and lounges, 225,000 square feet of gaming area, a wide array of entertainment choices including a nightclub and a beach club, and other amenities. The planned integrated resort will leverage Wynn Resorts' expertise in developing and operating luxury hospitality destinations, and is expected to create substantial value to the local economy by accelerating tourism, creating jobs, and contributing to the growth of related sectors.

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

Both the Macau gaming market and visitation to Macau grew significantly from liberalization in 2002 up until the outbreak of COVID-19, and then fell meaningfully from early 2020 to December 2022 due to certain border control and other travel related restrictions as a result of the pandemic. Over the course of December 2022 and January 2023, Macau authorities eliminated these COVID-19 related protective measures and the gaming market resumed a period of growth. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, visitation to Macau in 2024 increased 23.8% and 512.7% and decreased 11.4% as compared to 2023, 2022, and 2019, respectively.

We believe that the Macau region hosts one of the world's largest concentrations of potential gaming and tourism customers. According to Macau Statistical Information, annual gaming revenues were $36.5 billion in 2019, before falling to $7.6 billion in 2020, $10.8 billion in 2021, and $5.3 billion in 2022, due to various quarantine measures and travel and entry restrictions and conditions since the outbreak of COVID-19, and increased to $22.7 billion in 2023 and $28.4 billion in 2024, respectively, due to Macau authorities eliminating COVID-19 related protective measures over the course of December 2022 and January 2023. We continue to believe that Macau's stated goal of becoming a world-class tourism destination will continue to drive additional visitation to the market and create future opportunities for us to invest and grow.

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

Las Vegas

Las Vegas is the largest gaming market in the United States. The Las Vegas gaming market is highly competitive and is largely dependent on tourist arrivals and meeting- and convention-related visitation. According to statistics published by the Nevada Gaming Control Board, Las Vegas Strip total gaming win was $8.8 billion in 2024, a 1.0% decrease from $8.9 billion in 2023. According to the Las Vegas Convention and Visitors Authority, overall Las Vegas visitor volume was 41.7 million in 2024, a 2.1% increase from 40.8 million in 2023. Occupancy on the Las Vegas Strip was relatively flat at 86.4%, compared to 86.2% in 2023.

Our Las Vegas Operations are located on the Las Vegas Strip and compete with other high-quality resorts and hotel casinos in Las Vegas. There are several recently completed large-scale integrated resort projects in the vicinity of our Las Vegas Operations, which may present increased competition in the future. Our Las Vegas Operations also compete, to some extent, with other casino resorts throughout the United States and elsewhere in the world.

Massachusetts

Massachusetts and its neighboring states of Connecticut and Rhode Island are host to a large, established casino market. The greater Boston metropolitan area is the largest population center in New England, with a population of approximately 5 million residents.

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

As a casino concessionaire, Wynn Macau SA is subject to the regulatory control of the Macau government. The Macau government has adopted Laws and Administrative Regulations governing the operation of casinos in Macau. Only concessionaires are permitted to operate casinos. Each concessionaire was required to enter into a concession agreement with the Macau government which, together with the Laws and Administrative Regulations, form the framework for the regulation of the activities of the concessionaire.

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

Under the Gaming Concession Contract, Wynn Macau SA provided a first demand bank guarantee of MOP1.0 billion (approximately $125.1 million) in favor of the Macau government to support Wynn Macau SA’s legal and contractual obligations, from January 1, 2023 until one hundred and eighty days after the term of the Gaming Concession Contract expires or the rescission of the concession.

Pursuant to the Gaming Concession Contract and the Laws and Administrative Regulations, the Macau government may rescind the gaming concession if Wynn Macau SA fails to fulfill its obligations, including in the circumstances of (i) endangerment to the national security of mainland China or Macau, (ii) failure on the part of Wynn Macau SA to perform its obligations under the Gaming Concession Contract, (iii) public interest, and (iv) Wynn Macau SA ceasing to be eligible for the gaming concession under the Macau gaming law. If the Macau government rescinds the Gaming Concession Contract due to Wynn Macau SA’s non-fulfilment, or perceived non-fulfillment, of its obligations, Wynn Macau SA will be required to transfer to the Macau government, free from any encumbrance or lien and without compensation, all of its casinos, gaming assets and equipment and ownership rights to its casino areas in Macau. Beginning in the eighth year of Wynn Macau SA’s concession, the Macau government may exercise its right to redeem the concession by providing Wynn Macau SA with at least one-year prior written notice. In such event, Wynn Macau SA would be entitled to fair and equitable compensation pursuant to the Macau gaming law. The amount of such compensation relating to the projects agreed with the Macau government would be determined based on the earnings of these projects, before interest, depreciation and amortization for the fiscal year immediately preceding the date the redemption is declared, multiplied by the number of years remaining on the term of the Gaming Concession Contract. The Macau government may assume temporary custody and control over the operation of a concession in certain circumstances. During any such period, the costs of operations must be borne by the concessionaire.

Wynn Macau SA is required to obtain prior approval from the relevant Macau authorities or officials for various corporate changes and actions, including expansion of its business scope, issuance of shares, transfer or creation of any encumbrances over its shares, issuance of debt securities, change of its managing director or the authority delegated thereto, appointment of any new director, change of its articles of association, certain transfers of property rights and creditor’s rights, entering into a consumer loan contract or similar contract with a value equal to or exceeding MOP100.0 million (approximately US$12.5 million), and granting of a loan to any of its directors, shareholders or key employees. Wynn Macau SA is required to notify the Macau government of certain other changes, including any loan, mortgage, claim for obligation, guarantee or the assumption of any debt for financing its business with a value that equals to or exceeds MOP16.0 million (approximately US$2.0 million). In particular, Wynn Macau SA is required to notify the Chief Executive of Macau at least five working days in advance prior to making financial decisions (i) related to the transfer of funds within Wynn Macau SA which exceeds 50% of its share capital, (ii) related to employee salaries, remuneration or benefits which exceed 10% of its share capital, and (iii) not related to above items (i) and (ii), whose value exceeds 10% of its share capital.

Pursuant to the Gaming Concession Contract, Wynn Macau SA is required to submit to the Macau government, for its approval, an annual execution proposal of the specific projects mentioned in the Investment Plan annexed to the Gaming Concession Contract which it intends to execute in the following year by September 30, of each calendar year, detailing each project in which it intends to invest, the investment amount and the execution schedule. Within 60 days after submission of each annual execution proposal, the Macau government will decide on its approval, and may request adjustments to specific projects, the investment amount and/or the execution schedule. If any of the annual execution proposals or parts thereof are not approved by the Macau government, Wynn Macau SA is obliged to propose allocating the relevant funds to other projects, which are also subject to subsequent approval by the Macau government, while the total investment amount will remain unchanged. The annual execution proposals for the year 2024 and the year 2025 were previously submitted in September 2023 and 2024, respectively, and were thereafter approved by the Macau government. Wynn Macau SA is required to submit a report on the execution of the previous year’s execution proposal by March 31st of each calendar year. The execution report of the proposal for the year 2023 was submitted on March 28, 2024 and was thereafter reviewed by the Macau government. The execution report of the proposal presented by the concessionaires may be subject to extraordinary audit upon determination by the Macau government. In addition, Wynn Macau SA is subject to the supervision of the Macau government in regards to the execution of development projects included in the Investment Plan, and Wynn Macau SA must submit progress reports every two months, and may be requested to submit exceptional detailed reports whenever the normal progress of any development project included in the Investment Plan is compromised.

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

We are required to be registered as a publicly traded corporation (a "registered public company") and to be found suitable by the NGC to own the equity interests of Wynn Resorts Holdings, LLC ("Wynn Resorts Holdings"). Wynn Resorts Holdings is required to be registered as an intermediary company and to be found suitable to own the equity interests of Wynn Resorts Finance, LLC ("Wynn Resorts Finance") (f/k/a Wynn America, LLC). Wynn Resorts Finance, LLC is required to be registered as an intermediary company and to be found suitable by the NGC to own the equity interests of Wynn America Group, LLC ("Wynn America Group"). Wynn America Group is required to be registered as an intermediary company and to be found suitable by the NGC to own the equity interests of Wynn Las Vegas Holdings, LLC ("Wynn Las Vegas Holdings"). Wynn Las Vegas Holdings is required to be registered as an intermediary company and to be found suitable by the NGC to own the equity interests of Wynn Las Vegas, LLC. Wynn Resorts Holdings, Wynn Resorts Finance, Wynn America Group, and Wynn Las Vegas Holdings are referred to individually as a "registered intermediary subsidiary" and collectively as the "registered intermediary subsidiaries." We, the registered intermediary subsidiaries, and Wynn Las Vegas, LLC hold all the various registrations, approvals, permits and licenses required for Wynn Las Vegas, LLC to engage in gaming activities in Nevada.

No person may become a member of or receive profits from Wynn Las Vegas, LLC or the registered intermediary subsidiaries without first registering (for equity ownership of 5% or less), or obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us, the registered intermediary subsidiaries and/or Wynn Las Vegas, LLC to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Wynn Las Vegas, LLC and the registered intermediary subsidiaries and our officers and directors who are actively and directly involved in the gaming activities of Wynn Las Vegas, LLC may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may require additional applications and may also deny an application for licensing for any reason which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

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

The NGC may, in its discretion, require the owner of any debt or similar securities of a registered public company, to file applications, be investigated and be found suitable to own the debt or other securities of the registered company if the NGC has reason to believe that such ownership would otherwise be inconsistent with Nevada's declared public policies. If the NGC decides that a person is unsuitable to own the securities then, under the Nevada Act, the registered public company can be sanctioned, including the loss of its approvals if, without the prior approval of the NGC, it:

•pays to the unsuitable person any dividend, interest or any distribution whatsoever;
•recognizes any voting right by the unsuitable person in connection with the securities;
•pays the unsuitable person remuneration in any form; or
•makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

We may not make a public offering (debt or equity) without the prior approval of the NGC if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 17, 2022, the NGC granted Wynn Resorts prior approval, subject to certain conditions, to make public offerings for a period of three years (the "Shelf Approval"). The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chair of the NGCB. As of the date of this report, we are in the process of seeking a renewal of our Shelf Approval for an additional three year period.

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

The Massachusetts Gaming Commission ("MGC") is responsible for issuing licenses under the Massachusetts Act and assuring that licenses are not issued or held by unqualified, disqualified or unsuitable persons. The Investigations and Enforcement Bureau ("IEB") division of the MGC, has extensive authority to conduct background investigations of applicants and licensees, and for generally enforcing the Massachusetts Act. The MGC has the authority to award up to three Category 1 licenses (table games and slot machines), and one Category 2 license (slot machines only), within the Commonwealth of Massachusetts to qualified applicants.

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

The initial license term is for 15 years, which commenced upon the MGC’s confirmation of its approval of the commencement of the operation of the gaming establishment on June 23, 2019. Wynn MA's gaming license is conditioned upon Wynn MA continuing to meet applicable licensing, registration, qualification and other regulatory requirements. The initial license fee for Category 1 licenses is $85.0 million, which Wynn MA has paid. All Category 1 and Category 2 gaming licenses are also subject to additional annual fees under the Massachusetts Act. The Commonwealth of Massachusetts also receives 25% of gross gaming revenues for Category 1 licensees.

Encore Boston Harbor was granted a sports wagering license by the MGC on December 8, 2022 under 2022 legislation legalizing sports wagering in Massachusetts. Under the 2022 legislation, Encore Boston Harbor is authorized to operate a sportsbook and is entitled to two individually branded mobile platforms. The initial term of the sports wagering licenses, which carries a $5.0 million initial license fee, is 5 years. Sports wagering licenses are also subject to additional regulatory fees. The Commonwealth of Massachusetts receives 15% of gross retail sports wagering revenues.

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

Human Capital

As of December 31, 2024, we had approximately 28,000 employees (including approximately 11,500 in Macau and 16,500 in the United States). We foster the growth and development of our employees to ensure that they remain best-equipped to deliver the singular customer service at each of our resorts. Across our resorts, we maintain an extensive program of training and development focused on skills development and career advancement.

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

Our collective bargaining agreement with the Culinary Workers Union, Local 226, and Bartenders Union, Local 165, which covers approximately 6,340 culinary, housekeeping, public area, and front services employees at Wynn Las Vegas resort casino, is effective from August 1, 2023 through November 30, 2028. Wynn Las Vegas entered into a collective bargaining agreement with the United Auto Workers Union ("UAW") effective August 28, 2021 through August 28, 2024, covering approximately 370 table games dealer employees. Wynn Las Vegas and the UAW have commenced negotiations over a successor agreement, and have agreed to extend the terms of the current collective bargaining agreement during the negotiations. Wynn Las Vegas entered into a collective bargaining agreement with the International Brotherhood of Teamsters effective July 21, 2021 through July 21, 2024, covering approximately 170 horticulture and valet employees. Wynn Las Vegas and the Teamsters have commenced negotiations over a successor agreement, and have agreed to extend the terms of the current collective bargaining agreement during the negotiations. Wynn Las Vegas entered into a collective bargaining agreement with the UAW effective from January 27, 2023 through January 27, 2027, covering approximately 70 slot attendant employees.

Our collective bargaining agreement with UNITE HERE Local 26 affiliated with UNITE HERE and International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers, Local 25, which covers approximately 1,350 employees at

Encore Boston Harbor, expires on August 31, 2026. In October 2023, slot attendant employees at Encore Boston Harbor voted to be represented by UNITE HERE Local 26 under the terms of the existing Collective Bargaining Agreement. In August 2024, Encore Boston Harbor agreed to recognize UNITE HERE Local 26 as the representative of business services employees under the terms of the existing Collective Bargaining Agreement. Effective as of July 2024, Encore Boston Harbor entered into a collective bargaining agreement with Local 103, International Brotherhood of Electrical Workers, AFL-CIO. The collective bargaining agreement covers approximately 110 maintenance employees at Encore Boston Harbor, and expires in June 2029. Effective as of August 2022, Encore Boston Harbor entered into a collective bargaining agreement with United Government Security Officers of America, Local 295. The collective bargaining agreement covers approximately 140 security officers at Encore Boston Harbor and expires in June 2025.

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

Pursuant to the Surname Rights Agreement, dated August 6, 2004, Stephen A. Wynn ("Mr. Wynn") granted us our exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the "Wynn" surname for casino resorts and related businesses, together with the right to sublicense the name and marks to affiliates. Pursuant to a separation agreement, dated February 15, 2018, by and between Mr. Wynn and the Company, if we cease to use the "Wynn" surname and trademark, we will assign all of our right, title, and interest in the "WYNN" marks to Mr. Wynn and terminate the Surname Rights Agreement.

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

Risks Related to our Business

Our business is particularly sensitive to reductions in discretionary consumer spending, and a negative macroeconomic environment, including an economic downturn or recession, could adversely impact our business, results of operations, financial condition and cash flows.

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
In the recent past, negative macroeconomic conditions, such as inflationary pressures, relatively low levels of unemployment, and centralized efforts to control and mitigate the impact of those conditions, caused an increase in interest rates, decreases in consumer discretionary spending and disruption and volatility within the capital markets, and although these conditions have improved, they continue to present fiscal and monetary policy uncertainty. As a result our gaming revenues, financial condition, results of operations and cash flows could be adversely affected by a further deterioration of the current macroeconomic environment, an economic slowdown or recession in the U.S. or global economy, or perception that any of these events may occur.

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations. The cost of compliance or failure to comply with such regulations and authorities could have a negative effect on our business, and if we fail to obtain regulatory approvals to operate in new jurisdictions, our growth prospects may be limited.
The operations of our resorts are contingent upon our obtaining and maintaining all necessary licenses, permits, approvals, registrations, findings of suitability, orders and authorizations in the jurisdictions in which our resorts are located. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The NGC may require the holder of any debt or securities that we, the registered intermediary subsidiaries, or Wynn Las Vegas, LLC issue to file applications, be investigated and be found suitable to own such debt or securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada. The NGC may also require anyone with a financial interest in a gaming establishment, or with a financial interest in the business of the gaming licensee or applicant for a gaming license or who is a close associate of a gaming licensee or an applicant for a gaming license, to be qualified for licensure.
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
Each of these regulatory authorities has extensive power to license and oversee the operations of our casino resorts and has taken and could in the future take action against the Company and its related licensees, including actions that have and could further affect the ability or terms upon which our subsidiaries hold their gaming licenses and concessions, and the suitability of the Company to continue as a stockholder of those affiliates.
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
For example, previously the Company received requests for information from the U.S. Attorney’s Office for the Southern District of California ("USAO") relating to its anti-money laundering policies and procedures, and beginning in 2020 had received several grand jury subpoenas regarding various transactions at Wynn Las Vegas relating to certain patrons and agents who reside or operate in foreign jurisdictions. On September 6, 2024, Wynn Las Vegas entered into a non-prosecution agreement ("NPA") with the USAO and the United States Department of Justice, resolving such investigation. Pursuant to the NPA, Wynn Las Vegas agreed to forfeit $130 million in funds involved in the transactions at issue and continue to make certain enhancements to its compliance program.
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
We are currently entirely dependent upon our Macau Operations, Las Vegas Operations and Encore Boston Harbor for all of our operating cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties or greater geographic diversification. The risks to which we have a greater degree of exposure include changes in local economic and competitive conditions; changes in local and state governmental laws and regulations, including gaming laws and regulations, and the way in which those laws and regulations are applied; natural and other disasters, including the potential effects of climate change such as severe storms, hurricanes, typhoons, rising sea levels, severe drought, or the outbreak of infectious diseases; an increase in the cost of maintaining our properties; a decline in the number of visitors to Las Vegas, Macau or Boston; and a decrease in gaming and non-casino activities at our resorts. Certain of these factors or events, such as severe storms and infectious diseases, have in the past negatively affected our results of operations, and any of these factors or events may in the future negatively affect our results of operations and our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.
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
Our Macau Operations face competition from casinos throughout the world, including Singapore, South Korea, the Philippines, Malaysia, Vietnam, Cambodia, Australia, Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Additionally, certain other Asian countries and regions have legalized or in the future may legalize gaming, such as Japan, Taiwan and Thailand, which could further increase competition for our Macau Operations.
Las Vegas Operations and Encore Boston Harbor. Our Las Vegas Operations compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors. There are currently several large-scale integrated resort projects either recently completed or under development in the vicinity of our Las Vegas Operations, which may present increased competition in the future. Wynn Las Vegas also competes with other casino resort and hotel facilities in other cities. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization or expansion of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers away from Wynn Las Vegas. Encore Boston Harbor competes with other casinos in the northeastern United States. Additional competition in the northeastern United States as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes may harm our business. As competing properties and new markets are opened, our operating results may be negatively impacted.
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

We may not realize the anticipated benefits of our new projects, or co-investments in new projects. Construction projects are subject to development and construction risks, and being a co-investor in new projects decreases our ability to manage risks and exposes us to additional financial risks, which could have an adverse effect on our financial condition, results of operations or cash flows.
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
In addition, investments with other investors involve risks such as the possibility that a co-investor might become bankrupt or not have the financial resources to meet its obligations, which could subject us to additional liability in cases where we may agree, on a joint and several basis with such co-investor, to provide a completion guarantee and/or other forms of credit support for a project (such as the completion guarantee and contingent equity credit support we provided related to the Wynn Al Marjan Island project as further described in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," Liquidity and Capital Resources"), have economic or business interests or goals that are inconsistent with our business interests or goals, or take action contrary to our policies or objectives. Consequently, actions by a co-investor might subject the properties or businesses owned by such entities to additional risk. Further, we may be unable to take action without the approval of our co-investors, or our co-investors could take actions binding on the property without our consent. Additionally, should a co-investor become bankrupt, we could become liable for its share of liabilities, including pursuant to any of the above-mentioned credit support or similar types of instruments.
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

Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our and our affiliates' directors, employees, contractors or agents from violating or circumventing our policies and the law. If we or our affiliates, or either of our respective directors, employees or agents fail to comply with applicable laws or Company policies governing our operations, the Company has, in the past, and may, in the future, face investigations, prosecutions and other legal proceedings and actions, which could result in civil penalties, administrative remedies and criminal sanctions. Any such future government investigations, prosecutions or other legal proceedings or actions could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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
If our Macau Operations fail to comply with the Gaming Concession Contract, or applicable Macau laws and administrative regulations, the Macau government may rescind our concession without compensation to us, which would have a material adverse effect on our business and financial condition.
Pursuant to the Gaming Concession Contract and the Laws and Administrative Regulations, the Macau government may rescind the gaming concession if Wynn Macau SA fails to fulfill its obligations under the Macau law or the Gaming Concession Contract, including in the circumstances of (i) endangerment to the national security of mainland China or Macau, (ii) failure on the part of Wynn Macau SA to perform its obligations under the Gaming Concession Contract, (iii) public interest, and (iv) Wynn Macau SA ceasing to be eligible for the gaming concession under the Macau gaming law. If the Macau government rescinds the Gaming Concession Contract due to the Wynn Macau SA’s non-fulfilment, or perceived non-fulfillment, of its obligations, Wynn Macau SA will be required to transfer to the Macau government, free from any encumbrance or lien and without compensation, all of its casinos, gaming assets and equipment and ownership rights to its casino areas in Macau. Beginning in the eighth year of Wynn Macau SA’s concession, the Macau government may exercise its right to redeem the concession by providing Wynn Macau SA with at least one-year prior written notice. In such event, Wynn Macau SA would be entitled to fair and equitable compensation pursuant to the Macau gaming law. The amount of such compensation relating to the projects agreed with the Macau government would be determined based on the earnings of these projects, before interest, depreciation and amortization for the fiscal year immediately preceding the date the redemption is declared, multiplied by the number of years remaining on the term of the Gaming Concession Contract. Wynn Macau SA is currently in its third year of concession. The loss of our concession would prohibit us from conducting gaming operations in Macau, which would have a material adverse effect on our business and financial condition.
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
Licensing or other disciplinary action against us outside of Massachusetts, including by the government of Macau, may be considered by the MGC in assessment of our ongoing suitability to hold a license in Massachusetts and may subject us to fines, license conditions, license suspension or revocation.
Unfavorable changes in currency exchange rates may increase our Macau Operations' obligations under the concession agreement and cause fluctuations in the value of our investment in Macau.
The currency delineated in our Macau Operations' concession agreement with the Macau government is the Macau pataca. The Macau pataca is linked to the Hong Kong dollar, and the two are often used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years.
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
Wynn Macau, Limited, an indirect majority owned subsidiary of Wynn Resorts and the developer, owner and operator of Wynn Macau and Wynn Palace, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited in October 2009. As of December 31, 2024, Wynn Resorts owned approximately 72% of Wynn Macau, Limited's ordinary shares of common stock. As a result of Wynn Macau, Limited having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of Wynn Macau, Limited may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of Wynn Macau, Limited. Decisions that could have different implications for Wynn Resorts and Wynn Macau, Limited, including contractual arrangements that we have entered into or may in the future enter into with Wynn Macau, Limited, may give rise to the appearance of a potential conflict of interest.
The Macau government has established a maximum number of gaming tables that can be operated in Macau and has limited the number of new gaming tables at new gaming areas in Macau.
As of December 31, 2024, we had a total of 303 table games at Wynn Palace and 257 at Wynn Macau approved by the Macau's DICJ. We are approved by the Macau government to operate 570 gaming tables and 1,100 gaming machines at our Macau Operations currently. The mix of table games in operation at Wynn Palace and Wynn Macau changes from time to time as a result of marketing and operating strategies in response to changing market demand and industry competition. Failure to shift the mix of our table games in anticipation of market demands and industry trends may negatively impact our operating results.

Risks Related to Share Ownership and Stockholder Matters
Certain stockholders are able to exert significant influence over our operations and future direction.
As of December 31, 2024, Elaine P. Wynn owned approximately 8.85% of our outstanding common stock. As a result, Elaine P. Wynn may be able to exert influence over all matters requiring our stockholders’ approval, including the approval of significant corporate transactions. On August 3, 2018, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Elaine P. Wynn regarding the composition of the Company's Board of Directors and certain other matters, including, among other things, the appointment of Mr. Philip G. Satre to the Company's Board of Directors, standstill restrictions, releases, non-disparagement and reimbursement of expenses. The term of the Cooperation Agreement expires on the date that Phil Satre no longer serves as Chair of the Board, unless earlier terminated pursuant to the circumstances described in the Cooperation Agreement.
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
We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2024, we had total outstanding debt of approximately $10.64 billion. We may incur additional indebtedness in connection with the construction of future development projects or major capital enhancement at our existing properties. See Item 1—Business "Our Resorts."
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Wynn Resorts’ information security program is designed to preserve the accuracy and integrity of all forms of information processed by us and to protect such information, including our employees' and guests' personally identifiable information and information related to our operations, from misuse, loss, or theft. Our information security program is founded on principles and standards of the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity issued by the U.S. government and is integrated into our overall enterprise risk management system.

The Chief Information Security Officer ("CISO") works closely with the Chief Information Officer and the Chief Privacy Counsel to collectively manage our global information security, information technology and data privacy programs. The Company's information security program includes a robust set of controls and safeguards for the systems, applications, and databases of the Company and of its third-party vendors. The CISO manages the information security program and sets annual targets and security objectives. The program includes regular risk assessments and recurring internal and external audits to assess the program’s maturity and effectiveness. The results of these assessments and audits help inform decisions to make program adjustments and evaluate whether the program’s security objectives are effective and up to date. Additional features of our cybersecurity program include security controls, such as firewalls and intrusion detection systems; data loss prevention tools; penetration testing of network, cloud, and application platforms; security assessments of our third-party vendors; and security awareness education for our employees and specialized training for our information security specialists.

We have implemented security monitoring capabilities, designed to alert us to suspicious activity and have developed an incident response program that includes periodic coordinated response exercises designed to restore business operations as quickly and as orderly as practicable in the event of a breach. In the event of cyber incident which may be considered "material" under the SEC's disclosure rules, Wynn Resorts has established a separate committee comprised of the General Counsel, the Chief Financial Officer, the Chief Privacy Counsel, and the CISO. The Materiality Committee is responsible for determining whether a cyber incident, or series of incidents, is "material" and requires disclosure under Item 1.05 of Form 8-K as well as informing the Board of Directors about the incident from a risk oversight perspective.

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

Property	Approximate Acres	Location

Macau Operations(1)
Wynn Palace	51	Located in the Cotai area of Macau.
Wynn Macau	16	Located in downtown Macau's inner harbor.
	67

Las Vegas Operations
Wynn Las Vegas (main parcel)	75	Located at the intersection of Las Vegas Boulevard and Sands Avenue.
Golf course land(2)	128	Located adjacent to Wynn Las Vegas.
Meeting and Convention Expansion	12	Located adjacent to Wynn Las Vegas.
Employee parking lot and office building	18	Located across Sands Avenue.
Office building	5	Located adjacent to golf course land.
	238

Encore Boston Harbor(3)	34	Located in Everett, Massachusetts, adjacent to Boston along the Mystic River.

Other(4)	53	Located in Las Vegas, Nevada, and Everett, Massachusetts.
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
(4)Includes approximately 38 acres of land on the Las Vegas Strip directly across from Wynn Las Vegas, and approximately 15 acres of land adjacent to Encore Boston Harbor in Everett, Massachusetts. This land may be used for future development.

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

On September 6, 2024, Wynn Las Vegas, LLC, a wholly owned indirect subsidiary of Wynn Resorts, entered into a non-prosecution agreement ("NPA") with the United States Attorney’s Office for the Southern District of California and the United States Department of Justice (the "DOJ"), resolving the previously-disclosed investigation into various transactions at Wynn Las Vegas relating to certain patrons who reside or operate in foreign jurisdictions which were facilitated by former employees, agents and other third parties that were unlicensed money transmitting businesses, in violation of 18 U.S.C. § 1960.

Pursuant to the NPA, Wynn Las Vegas agreed to forfeit $130 million in funds involved in the transactions at issue and continue to make certain enhancements to its compliance program. The DOJ agreed that, subject to Wynn Las Vegas’s fulfillment of its obligations under the NPA, it will not bring any criminal charges against Wynn Las Vegas concerning the subject matter of its investigation, subject to standard reservations of rights and certain reserved claims.

In reaching the resolution set forth in the NPA, the DOJ took into account the historical nature of the transactions at issue; Wynn Las Vegas’s cooperation with the DOJ’s multi-year investigation; that Wynn Las Vegas no longer employs or is affiliated with any of the individuals implicated in the transactions at issue; and Wynn Las Vegas’s extensive remedial measures, many of which were undertaken prior to the parties entering into the NPA.

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

Holders

There were approximately 129 holders of record of our common stock as of February 4, 2025. This number does not include an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies.

Dividends

During the year ended December 31, 2024, cash dividends of approximately $111.1 million were paid to holders of our common stock. Any decision to declare and pay dividends on our common stock in the future, including the timing and amount of any such dividends, will be made at the discretion of our Board of Directors and will depend on, among things, our results of operations, financial conditions, cash requirements, contractual restrictions and other factors deemed relevant at the time.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company during the three months ended December 31, 2024:

For the Month Ended	Number of Shares Repurchased(1)(2)	Weighted Average Price Paid Per Share	Shares Repurchased as Part of a Publicly Announced Program(2)	Approximate Dollar Value Remaining Under the Program (in thousands)
October 1, 2024 to October 31, 2024	135,421	$98.58	134,591	$234,419
November 1, 2024 to November 30, 2024	912,043	$91.74	904,306	$917,001
December 1, 2024 to December 31, 2024	1,105,124	$94.16	1,104,769	$813,000
(1)Shares purchased in October 2024, November 2024, and December 2024 include 830, 7,737 and 355 shares, respectively, purchased in satisfaction of employee tax withholding obligations in connection with the vesting of restricted stock awards granted under our stock incentive plans. Refer to Item 8, "Financial Statements and Supplementary Data" for additional details on our stock incentive plans.
(2)On April 20, 2016, the Company announced that the Board of Directors authorized an equity repurchase program of up to $1.0 billion of our common stock, with no expiration. On November 1, 2024, the Company’s Board of Directors authorized the Company to repurchase a total of up to $1.0 billion of the Company’s outstanding shares of common stock, increasing the previously available repurchase authorization by approximately $766 million. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time. Any shares acquired are expected to be held as treasury shares and available for general corporate purposes.

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500") and the Dow Jones US Gambling Index. The performance graph assumes that $100 was invested on December 31, 2019 in each of the Company's common stock, the S&P 500 and the Dow Jones US Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Discussion of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Overview

We are a designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming, all supported by an unparalleled focus on our guests, our people, and our community. Through our approximately 72% ownership of Wynn Macau, Limited ("WML"), our concessionaire Wynn Resorts (Macau) S.A. ("Wynn Macau SA") operates two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas. We are a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). We refer to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as our Las Vegas Operations. In Everett, Massachusetts, we operate Encore Boston Harbor, an integrated resort. During the twelve months ended December 31, 2024, Wynn Interactive Ltd. no longer met the requirements for a reportable segment due to the Company's decision to cease operating Wynn Interactive's digital sports betting and casino business. As a result, its assets and results of operations are presented in Corporate and other and previous period amounts have been reclassified to be consistent with the current period presentation of the Company's reportable segments.

The Company has a 40% equity interest in Island 3 AMI FZ-LLC ("Island 3"), an unconsolidated affiliate, which is constructing Wynn Al Marjan Island in Ras Al Khaimah, United Arab Emirates.

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

Results of Operations

Summary annual results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Year Ended December 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues	$7,127,961	$6,531,897	$596,064	9.1
Net income attributable to Wynn Resorts, Limited	501,078	729,994	(228,916)	(31.4)
Diluted net income per share	4.35	6.32	(1.97)	(31.2)

The increase in operating revenues for the year ended December 31, 2024 was primarily driven by increases of $330.8 million, $251.1 million, and $91.3 million from Wynn Palace, Wynn Macau, and our Las Vegas Operations, respectively, primarily due to an increase in gaming volumes and restaurant covers at our Macau Operations and an increase in ADR, entertainment venue sales and revenue from leased retail outlets at our Las Vegas Operations.

The decrease in net income attributable to Wynn Resorts, Limited for the year ended December 31, 2024 was primarily related to a decrease in the benefit from income taxes of $500.5 million, partially offset by increased revenues at our Macau Operations.

Financial results for the year ended December 31, 2024 compared to the year ended December 31, 2023

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Year Ended December 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$2,217,671	$1,886,844	$330,827	17.5
Wynn Macau	1,464,646	1,213,534	251,112	20.7
Total Macau Operations	3,682,317	3,100,378	581,939	18.8
Las Vegas Operations	2,571,913	2,480,606	91,307	3.7
Encore Boston Harbor	857,164	865,786	(8,622)	(1.0)
Corporate and other	16,567	85,127	(68,560)	(80.5)
	$7,127,961	$6,531,897	$596,064	9.1

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Year Ended December 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$4,261,357	$3,718,402	$542,955	14.6
Non-casino revenues:
Rooms	1,242,058	1,185,671	56,387	4.8
Food and beverage	1,069,117	1,028,637	40,480	3.9
Entertainment, retail and other	555,429	599,187	(43,758)	(7.3)
Total non-casino revenues	2,866,604	2,813,495	53,109	1.9
	$7,127,961	$6,531,897	$596,064	9.1

Casino revenues for the year ended December 31, 2024 were 59.8% of operating revenues, compared to 56.9% for the year ended December 31, 2023. Non-casino revenues for the year ended December 31, 2024 were 40.2% of operating revenues, compared to 43.1% for the year ended December 31, 2023.

Casino revenues

Casino revenues increased primarily due to higher gaming volumes at our Macau Operations which benefited from growing tourism in Macau during the year ended December 31, 2024. The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Year Ended December 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$1,795,604	$1,471,280	$324,324	22.0
VIP:
Average number of table games	57	56	1	1.8
VIP turnover	$12,991,235	$11,363,248	$1,627,987	14.3
VIP table games win	$449,461	$383,384	$66,077	17.2
VIP win as a % of turnover	3.46%	3.37%	0.09
Table games win per unit per day	$21,495	$18,744	$2,751	14.7
Mass market:
Average number of table games	245	242	3	1.2
Table drop	$6,893,092	$6,126,841	$766,251	12.5
Table games win	$1,686,503	$1,373,436	$313,067	22.8
Table games win %	24.5%	22.4%	2.1
Table games win per unit per day	$18,770	$15,574	$3,196	20.5
Average number of slot machines	603	580	23	4.0
Slot machine handle	$2,519,983	$2,385,033	$134,950	5.7
Slot machine win	$109,488	$102,816	$6,672	6.5
Slot machine win per unit per day	$496	$486	$10	2.1
Poker rake	$736	$—	$736	NM
Wynn Macau:
Total casino revenues	$1,230,351	$970,269	$260,082	26.8
VIP:
Average number of table games	30	41	(11)	(26.8)
VIP turnover	$5,047,888	$5,132,628	$(84,740)	(1.7)
VIP table games win	$177,435	$191,936	$(14,501)	(7.6)
VIP win as a % of turnover	3.52%	3.74%	(0.22)
Table games win per unit per day	$16,084	$12,699	$3,385	26.7
Mass market:
Average number of table games	221	216	5	2.3
Table drop	$6,344,794	$5,155,929	$1,188,865	23.1
Table games win	$1,164,012	$910,825	$253,187	27.8
Table games win %	18.3%	17.7%	0.6
Table games win per unit per day	$14,367	$11,560	$2,807	24.3
Average number of slot machines	615	530	85	16.0
Slot machine handle	$3,133,488	$2,212,196	$921,292	41.6
Slot machine win	$103,030	$68,667	$34,363	50.0
Slot machine win per unit per day	$458	$355	$103	29.0
Poker rake	$15,275	$18,266	$(2,991)	(16.4)

	Year Ended December 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$600,088	$628,185	$(28,097)	(4.5)
Average number of table games	232	233	(1)	(0.4)
Table drop	$2,376,473	$2,425,621	$(49,148)	(2.0)
Table games win	$611,663	$599,001	$12,662	2.1
Table games win %	25.7%	24.7%	1.0
Table games win per unit per day	$7,200	$7,038	$162	2.3
Average number of slot machines	1,609	1,645	(36)	(2.2)
Slot machine handle	$6,752,952	$6,423,374	$329,578	5.1
Slot machine win	$446,152	$451,833	$(5,681)	(1.3)
Slot machine win per unit per day	$758	$752	$6	0.8
Poker rake	$24,599	$25,720	$(1,121)	(4.4)
Encore Boston Harbor:
Total casino revenues	$635,314	$648,668	$(13,354)	(2.1)
Average number of table games	180	191	(11)	(5.8)
Table drop	$1,410,319	$1,422,416	$(12,097)	(0.9)
Table games win	$297,369	$308,890	$(11,521)	(3.7)
Table games win %	21.1%	21.7%	(0.6)
Table games win per unit per day	$4,519	$4,429	$90	2.0
Average number of slot machines	2,633	2,550	83	3.3
Slot machine handle	$5,604,462	$5,256,696	$347,766	6.6
Slot machine win	$424,152	$421,190	$2,962	0.7
Slot machine win per unit per day	$440	$452	$(12)	(2.7)
Poker rake	$21,750	$21,505	$245	1.1
NM - Not meaningful.

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Year Ended December 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$202,936	$201,783	$1,153	0.6
Occupancy	98.6%	94.9%	3.7
ADR	$310	$323	$(13)	(4.0)
REVPAR	$306	$306	$—	—
Wynn Macau:
Total room revenues (dollars in thousands)	$100,631	$109,308	$(8,677)	(7.9)
Occupancy	99.3%	96.5%	2.8
ADR	$248	$281	$(33)	(11.7)
REVPAR	$246	$271	$(25)	(9.2)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$845,660	$784,385	$61,275	7.8
Occupancy	89.0%	89.6%	(0.6)
ADR	$555	$513	$42	8.2
REVPAR	$494	$459	$35	7.6
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$92,831	$90,195	$2,636	2.9
Occupancy	93.6%	93.0%	0.6
ADR	$412	$398	$14	3.5
REVPAR	$385	$370	$15	4.1

Room revenues increased $56.4 million, primarily due to higher ADR at our Las Vegas Operations.

Food and beverage revenues increased $40.5 million, primarily due to increased restaurant covers and average check amounts at our Las Vegas Operations and our Macau Operations.

Entertainment, retail and other revenues decreased $43.8 million, primarily due to a decrease in operating revenues at Wynn Interactive as a result of our decision to close Wynn Interactive's digital sports betting and casino gaming business.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Year Ended December 31,
	2024	2023	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$2,586,960	$2,238,671	$348,289	15.6
Rooms	330,359	307,132	23,227	7.6
Food and beverage	859,426	822,323	37,103	4.5
Entertainment, retail and other	249,679	340,437	(90,758)	(26.7)
General and administrative	1,080,475	1,065,022	15,453	1.5
Provision for credit losses	4,986	(3,964)	8,950	NM
Pre-opening	9,355	9,468	(113)	(1.2)
Depreciation and amortization	658,895	687,270	(28,375)	(4.1)
Impairment of goodwill and intangible assets	—	94,490	(94,490)	(100.0)
Property charges and other	215,095	130,877	84,218	64.3
Total operating expenses	$5,995,230	$5,691,726	$303,504	5.3
NM - Not meaningful.

The increase in total operating expenses was primarily due to increased operating costs associated with higher business volumes at our properties, partially offset by decreased operating expenses related to Wynn Interactive following the closure of Wynn Interactive's digital sports betting and casino gaming business.

Casino expenses increased $194.4 million and $133.4 million at Wynn Palace and Wynn Macau, respectively. These increases resulted from higher operating costs, including increases of $166.5 million and $114.7 million in incremental gaming tax expense at Wynn Palace and Wynn Macau, respectively, driven by the increase in casino revenues.

Room expenses increased $18.2 million at our Las Vegas Operations as a result of higher payroll and other operating costs.

Food and beverage expenses increased $19.2 million and $16.2 million at our Las Vegas Operations and our Macau Operations, respectively, as a result of higher payroll and other operating costs.

Entertainment, retail and other expenses decreased $112.6 million at Corporate and other as a result of decreased operating costs related to Wynn Interactive. This decrease was partially offset by an increase of $26.7 million at our Las Vegas Operations primarily due to increased costs from entertainment venue related revenue.

Depreciation and amortization decreased $33.7 million at Encore Boston Harbor as result of certain furniture, fixtures and equipment assets being fully depreciated five years after the opening of the property in June of 2019.

During the year ended December 31, 2023, the Company recognized impairment of goodwill and other finite-lived intangible assets of $72.1 million and $22.4 million, respectively, as a result of our decision to close Wynn Interactive's digital sports betting and casino gaming business.

Property charges and other expenses for the year ended December 31, 2024 consisted primarily of $130.0 million of forfeitures pursuant to a non-prosecution agreement and the Company's $9.4 million contribution towards a legal settlement, both of which are described in Item 8—"Financial Statements and Supplementary Data," Note 18, "Commitments and Contingencies." Property charges and other expenses for the year ended December 31, 2024 also included $20.7 million of asset abandonments at our Macau Operations, $61.5 million of expensed project costs related to a discontinued development project at Corporate and other, $16.9 million of contract termination and other costs related to Wynn Interactive and a gain of $24.6 million related to the sale of certain Wynn Interactive assets.

Property charges and other expenses for the year ended December 31, 2023 consisted primarily of contract termination and other expenses of $94.6 million, as a result of our decision to close Wynn Interactive's digital sports betting and casino gaming business. Property charges and other expenses for the year ended December 31, 2023 also included other contract terminations of $8.7 million at Wynn Macau and asset abandonments of $12.7 million and $8.0 million at Wynn Palace and our Las Vegas Operations, respectively.

Other non-operating income and expenses

Interest expense, net of capitalized interest, decreased $63.1 million primarily due to a decrease in the weighted average debt balance, from $12.38 billion for the year ended December 31, 2023, to $11.45 billion for the year ended December 31, 2024. In addition, we capitalized interest of $23.0 million and $5.8 million in the years ended December 31, 2024 and 2023, respectively.

We recorded interest income of $130.3 million and $175.8 million for the years ended December 31, 2024 and 2023, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement gain of $29.2 million and a loss of $11.5 million for the years ended December 31, 2024 and 2023, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a gain of $42.5 million and $45.1 million for the years ended December 31, 2024 and 2023, respectively, primarily related to the change in derivative fair value of the conversion feature of the WML Convertible Bonds.

We recorded a $2.9 million loss on debt financing transactions for the year ended December 31, 2024, primarily related to the issuance of the 2031 Add-On WRF Senior Notes, 2033 WRF Senior Notes, and the repurchase of the 2025 WLV Senior Notes. We recorded a $12.7 million loss on debt financing transactions for the year ended December 31, 2023, primarily related to the issuance of the 2031 WRF Senior Notes and the repurchase of the tendered 2025 WRF Senior Notes.

Income Taxes

For the years ended December 31, 2024 and 2023, we recorded an income tax expense of $3.7 million and a benefit of $496.8 million, respectively. The 2024 income tax expense primarily relates to U.S. profitability as well as an increase in non-deductible expenses offset by the release of valuation allowance on certain deferred tax assets. The 2023 income tax benefit primarily relates to the release of valuation allowance on certain deferred tax assets.

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

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $138.6 million and $52.2 million for the years ended December 31, 2024 and 2023, respectively. These amounts are primarily related to the noncontrolling interests' share of net income from WML.

Segment Information

As further described in Item 8—"Financial Statements and Supplementary Data," Note 20, "Segment Information," we use Adjusted Property EBITDAR to manage the operating results of our segments. Adjusted Property EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, impairment of goodwill and intangible assets, property charges and other expenses, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other expenses (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, our calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDAR (in thousands) for Wynn Palace, Wynn Macau, Las Vegas Operations, Encore Boston Harbor, and Corporate and other as reviewed by management and summarized in Item 8—"Financial Statements and Supplementary Data," Note 20, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDAR to net income (loss) attributable to Wynn Resorts, Limited.

	Year Ended December 31,
	2024	2023	Increase/ (Decrease)
Wynn Palace	$733,710	$615,846	$117,864
Wynn Macau	441,852	338,091	103,761
Las Vegas Operations	946,762	946,243	519
Encore Boston Harbor	247,128	257,409	(10,281)
Corporate and other	(4,535)	(42,646)	38,111

Adjusted Property EBITDAR at Wynn Palace and Wynn Macau increased $117.9 million and $103.8 million, respectively, for the year ended December 31, 2024, primarily due to an increase in operating revenues of $330.8 million and $251.1 million, respectively, partially offset by an increase in operating expenses.

Adjusted Property EBITDAR at our Las Vegas Operations remained relatively consistent in the years ended December 31, 2024 and 2023.

Adjusted Property EBITDAR at Encore Boston Harbor decreased $10.3 million for the year ended December 31, 2024, primarily due to a decrease in operating revenues of $8.6 million.

Adjusted Property EBITDAR at Corporate and other increased $38.1 million for the year ended December 31, 2024, primarily due to a decrease in marketing and promotional expenses related to Wynn Interactive following our decision, announced in August 2023, to close Wynn Interactive's digital sports betting and casino gaming business.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Year Ended December 31,
Cash Flows - Summary	2024	2023
Cash flows from operating activities	$1,426,203	$1,247,879

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(419,929)	(442,793)
Investment in unconsolidated affiliates	(563,418)	(53,631)
Purchase of investments	—	(836,519)
Proceeds from maturity of investments	850,000	—
Purchase of intangible and other assets	(2,615)	(10,752)
Proceeds from sale of assets and other	52,404	1,162
Net cash used in investing activities	(83,558)	(1,342,533)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,883,794	1,200,000
Repayments of long-term debt	(3,059,832)	(1,533,124)
Repurchase of common stock	(401,802)	(212,455)
Proceeds from exercise of stock options	1,017	1,965
Distribution to noncontrolling interest	(16,988)	(22,579)
Dividends paid	(139,564)	(84,733)
Finance lease payments	(19,219)	(19,267)
Payments for financing costs	(36,714)	(41,240)
Other	(4,486)	(7,773)
Net cash used in financing activities	(1,793,794)	(719,206)

Effect of exchange rate on cash, cash equivalents and restricted cash	3,530	282
Decrease in cash, cash equivalents and restricted cash	$(447,619)	$(813,578)

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

During the year ended December 31, 2024, the increase in cash flows from operating activities was primarily due to increased revenues from our Macau Operations and our Las Vegas Operations, which was partially offset by an increase in operating expenses associated with higher business volumes.

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

During the year ended December 31, 2024, we incurred capital expenditures of $159.8 million at our Las Vegas Operations, $107.5 million at Wynn Palace, $57.7 million at Wynn Macau, and $32.7 million at Encore Boston Harbor, primarily related to enhancements at our properties and maintenance capital expenditures, and $62.4 million at Corporate and other, primarily related to future development projects. In addition, during the year ended December 31, 2024, we invested $557.3 million, including $541.7 million of cash contributions, in the joint venture that is constructing Wynn Al Marjan Island, and received proceeds of $850.0 million upon the maturity of investments.

During the year ended December 31, 2023, we incurred capital expenditures of $187.2 million at our Las Vegas Operations, $70.6 million at Encore Boston Harbor, $66.3 million at Wynn Palace, and $25.6 million at Wynn Macau, primarily related to enhancements at our properties and maintenance capital expenditures, and $93.2 million at Corporate and other primarily related to future development projects. In addition, during the year ended December 31, 2023, we purchased $836.5 million in investments, comprised of debt securities and fixed deposits maturing in less than one year.

Financing Activities

The below table presents proceeds from the issuance, repayments, and repurchases of the specified debt instruments during the year ended December 31, 2024 (in thousands):

	Proceeds from issuance	Repayments and repurchases
WRF 6 1/4% Senior Notes, due 2033	$800,000	$—
WRF 7 1/8% Senior Notes, due 2031	412,000	—
WML 4 7/8% Senior Notes, due 2024	—	600,000
WM Cayman II Revolver, due 2028	—	351,787
WLV 5 1/2% Senior Notes, due 2025	—	1,380,001
WRF Term Loan, due 2024	—	73,683
WRF Term Loan, due 2027	71,794	39,361
Retail Term Loan, due 2025	—	600,000
Retail Term Loan, due 2027	600,000	15,000
Total	$1,883,794	$3,059,832

In addition, during the year ended December 31, 2024, we repurchased 4,500,888 shares of our common stock for an aggregate cost of $401.8 million, including 4,349,779 shares of our common stock repurchased pursuant to our publicly announced equity repurchase program for an aggregate cost of $386.0 million. We also made dividend payments of $139.6 million, paid $36.7 million for financing costs related to the debt financing activities above and used cash of $17.0 million for distributions to the noncontrolling interest holder of the Retail Joint Venture.

The below table presents proceeds from the issuance, repayments, and repurchases of the specified debt instruments during the year ended December 31, 2023 (in thousands):

	Proceeds from issuance	Repayments and repurchases
WRF 7 1/8% Senior Notes, due 2031	$600,000	$—
WML 4 1/2% Convertible Bonds, due 2029	600,000	—
WRF 7 3/4% Senior Notes, due 2025	—	600,000
WLV 4 1/4% Senior Notes, due 2023	—	500,000
WLV 5 1/2% Senior Notes, due 2025	—	399,999
WRF Term Loan, due 2024	—	14,390
WRF Term Loan, due 2027	—	18,735
Total	$1,200,000	$1,533,124

In addition, during the year ended December 31, 2023, we repurchased 2,374,925 shares of our common stock for an aggregate cost of $212.5 million, including 2,206,573 shares of our common stock repurchased pursuant to our publicly announced equity repurchase program for an aggregate cost of $195.5 million. We also made dividend payments of $84.7 million, paid $41.2 million for financing costs related to the debt financing activities above and used cash of $22.6 million for distributions to the noncontrolling interest holder of the Retail Joint Venture.

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity, presented by significant financing entity as of December 31, 2024 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$1,459,860	$353,847
Wynn Resorts Finance, LLC (1)	437,870	735,306
Wynn Resorts, Limited and other	528,425	—
Total	$2,426,155	$1,089,153
(1)Excluding Wynn Macau, Limited and subsidiaries.

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

We expect to make estimated project capital expenditures of between $250 million and $300 million during 2025 and between $450 million and $500 million during 2026 related to enhancements at our Macau Operations. We expect to make maintenance capital expenditures at our Macau Operations of between $70 million and $80 million during 2025.

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

In September 2024, WM Cayman II and WML entered into an amendment agreement to its existing facility agreement to extend the maturity date of the outstanding loans under the existing facility agreement from September 2025 to September 2028.

In October 2024, we repaid the $600.0 million aggregate principal amount of WML's 4 7/8% Senior Notes due 2024 on their stated maturity date.

If our portion of cash available for repatriation was repatriated on December 31, 2024, it would be subject to minimal U.S. taxes.

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

We expect to make estimated project capital expenditures of between $375 million and $400 million during 2025 and between $200 million and $225 million during 2026 related to enhancements at our Las Vegas Operations. We expect to make total maintenance capital expenditures at our Las Vegas Operations and Encore Boston Harbor of between $90 million and $115 million, on a combined basis, during 2025.

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

In February and March 2024, we repurchased $800.0 million aggregate principal amount of our 5 1/2% Senior Notes due 2025 (the "2025 WLV Senior Notes"), which consisted of i) $681.0 million aggregate principal amount of validly tendered notes repurchased at a price equal to 97.2% of the principal amount, plus accrued interest and an early tender premium of $20.3 million, and ii) $119.0 million aggregate principal amount of notes repurchased on a pro-rata basis at a price equal to 100% of the principal amount plus accrued interest under the terms of its indenture. Included in the $119.0 million repurchase was $3.3 million aggregate principal amount of 2025 WLV Senior Notes held by Wynn Resorts. We used the net proceeds from the 2031 WRF Add-On Senior Notes and cash held by WRF to purchase such validly tendered 2025 WLV Senior Notes and to pay the early tender premium and related fees and expenses.

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

Also in September 2024, WRF issued $800 million aggregate principal amount of 6 1/4% Senior Notes due 2033 (the "2033 WRF Senior Notes") in a private offering exempt from the registration requirements of the Securities Act, as amended. The 2033 WRF Senior Notes were issued at par, for net proceeds of $795.0 million. A portion of the proceeds from the offering of the 2033 WRF Senior Notes was used in October 2024 to repurchase the remaining outstanding $600.0 million aggregate principal amount of WLV 5.500% Senior Notes due 2025 at a price equal to 100.0% of the principal amount, plus accrued interest. Included in the $600.0 million repurchase was $16.7 million aggregate principal amount of 2025 WLV Senior Notes held by Wynn Resorts.

Wynn Resorts, Limited and other subsidiaries. Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited and other primarily generates cash from royalty (including intellectual property license) and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. Fees payable by Wynn Macau SA to Wynn Resorts, Limited under its intellectual property license agreement are capped at $150.0 million for the year ending December 31, 2025. We expect to use cash held by Wynn Resorts, Limited and other to service our Retail Term Loan, to fund working capital needs of our subsidiaries, pay dividends, make required capital contributions to the entity which owns Wynn Al Marjan Island, and for general corporate purposes.

During the year ended December 31, 2024, the Company determined not to proceed with its planned phased development project adjacent to Encore Boston Harbor, and expensed $61.5 million of costs, including $4.7 million of internally allocated overhead, that had been previously capitalized.

During the year ended December 31, 2024, the Company contributed $541.7 million of cash into Island 3, bringing our life-to-date cash contributions to $631.7 million. The cash contributed during the year was used primarily to fund our pro rata portion of the purchase of approximately 155 acres of land underlying the Wynn Al Marjan Island development site, including the remaining 70 acres of land on Island 3 for potential future development (the "Marjan Land Bank"). We estimate our remaining 40% pro-rata share of the required equity for the construction of Wynn Al Marjan Island is between $700 million and $775 million inclusive of capitalized interest, fees, and certain improvements on the Island. Wynn Al Marjan Island is currently expected to open in 2027.

The Company paid a cash dividend of $0.25 per share in each of the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024 and recorded an aggregate amount of $111.1 million against accumulated deficit in the year ended December 31, 2024.

On February 13, 2025, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on March 5, 2025 to stockholders of record as of February 24, 2025.

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

In November 2024, the Company’s Board of Directors authorized the Company to repurchase a total of up to $1.0 billion of the Company’s outstanding shares of common stock, increasing the previously available repurchase authorization by approximately $766 million. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time. As of December 31, 2024, we had $813.0 million in repurchase authority remaining under the program.

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

Off Balance Sheet Arrangements

In February 2025, Wynn Al Marjan Island FZ-LLC (the "Borrower"), a wholly-owned subsidiary of Island 3, an unconsolidated affiliate, entered into a facility agreement with a syndicate of lenders (the "Al Marjan Facility Agreement") which provides the Borrower with a $2.4 billion (or equivalent in local currency) delayed draw secured term loan facility to finance the development of Wynn Al Marjan Island (the "Al Marjan Facility"). The Company is not a party to the Al Marjan Facility Agreement, but as a condition precedent to the Al Marjan Facility being made available to the Borrower, the Company and the government of Ras Al Khaimah entered into a completion guarantee agreement in favor of certain secured parties under the Al Marjan Facility Agreement. For additional information, refer to Item 8—"Financial Statements and Supplementary Data," Note 18, "Commitments and Contingencies.

Contractual Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2024 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$41,250	$3,951,875	$4,851,874	$1,800,000	$10,644,999
Fixed interest payments	456,325	765,754	491,651	240,573	1,954,303
Estimated variable interest payments(1)	156,325	280,405	54,431	—	491,161
Macau gaming premium(2)	14,583	29,166	29,166	44,653	117,568
Macau Property Transfer Agreement payments(3)	7,073	44,277	44,277	66,415	162,042
Construction contracts and commitments	133,571	11,612	—	—	145,183
Operating leases	141,522	287,189	293,659	3,680,177	4,402,547
Finance leases	23,412	45,255	18,366	60,806	147,839
Employment agreements(4)	106,871	102,423	6,092	1,276	216,662
Massachusetts surrounding community payments(5)	15,194	31,166	32,248	57,963	136,571
Other(6)	179,838	65,469	32,242	20,909	298,458
Total contractual commitments	$1,275,964	$5,614,591	$5,854,006	$5,972,772	$18,717,333
(1)Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and SOFR or HIBOR rates as of December 31, 2024. Actual rates will vary.
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
(6)Other includes open purchase orders, future charitable contributions, performance contracts and other contracts. As further discussed in Item 8—"Financial Statements and Supplementary Data," Note 14, "Income Taxes," we had $131.0 million of unrecognized tax benefits as of December 31, 2024. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign the related potential tax obligations to any particular year and therefore it is not included in the table above as of December 31, 2024.

Gaming Concession Contract

In December 2022, Wynn Macau SA entered into a definitive gaming concession contract (the "Gaming Concession Contract") with the government of Macau, pursuant to which Wynn Macau SA was granted a 10-year gaming concession commencing on January 1, 2023 and expiring on December 31, 2032, to operate games of chance at Wynn Palace and Wynn Macau.

In addition to the Macau gaming premium and Property Transfer Agreements payment commitments included in the table above, Wynn Macau SA committed to make certain non-gaming and gaming investments in the amount of MOP21.03 billion (approximately $2.63 billion) over the course of the ten-year term of the Gaming Concession Contract. MOP19.80 billion (approximately $2.48 billion) of the committed investment will be used for non-gaming capital projects and event programming in connection with, among others, attraction of foreign tourists, conventions and exhibitions, entertainment performances, sports events, culture and art, health and wellness, themed amusement, gastronomy, community tourism and maritime tourism.

Additionally, Wynn Macau SA committed to make the following payments throughout the term of the Gaming Concession Contract:

(i) Special gaming premium - Wynn Macau SA is obligated to pay a special annual gaming premium if the average of the gross gaming revenues of the Company's gaming tables and gaming machines is lower than a certain minimum amount determined by the Macau government. A minimum average annual gross gaming revenue of MOP7.0 million (approximately

$0.9 million) per gaming table and MOP300,000 (approximately $38 thousand) per gaming machine has been set by Macau government. If Wynn Macau SA fails to reach such minimum gross gaming revenue, Wynn Macau SA will be required to pay a special premium equal to the difference between the special gaming tax calculated based on the actual gross gaming revenue and that of such minimum gross gaming revenue. No special gaming premium was paid for the year ended December 31, 2024 and 2023;

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

Wynn Al Marjan Island Funding Commitment

We estimate our remaining 40% pro-rata share of the required equity for the construction of Wynn Al Marjan Island integrated resort is between $700 million and $775 million inclusive of capitalized interest, fees, and certain improvements on the Island. Wynn Al Marjan Island is currently expected to open in 2027.

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

As of December 31, 2024, we had deferred tax assets of $1.50 billion, including a foreign tax credit ("FTC") carryforward of $533.5 million and deferred tax assets related to interest expense carryforwards of $157.6 million and net operating loss carryforwards of $201.7 million. In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that the deferred tax assets will be realized. In this assessment, appropriate consideration was given to all positive and negative evidence including recent operating profitability, forecasts of future earnings, ability to carryback, the reversal of net taxable temporary differences, the duration of statutory carryforward periods, and tax planning strategies. The need for valuation allowances against deferred tax assets will be reassessed on a continuous basis in future periods and, as a result, the allowance may increase or decrease based on changes in facts and circumstances.

In 2024, we recorded a $735.9 million net decrease to valuation allowances, including a $693.3 million decrease to valuation allowance on FTC carryforwards. Of the $693.3 million net decrease, $614.9 million relates to expirations of FTCs in 2024 and the remaining $78.4 million represents FTCs more likely than not to be realized based on changes in future taxable income and tax planning strategies.

In 2023, we considered both the achievement of sustained profitability and cumulative income as well as forecasted income and tax planning strategies to be significant forms of positive evidence. We determined that the positive evidence outweighed the negative evidence and supported a release of a portion of the valuation allowance. Therefore, we recorded a $1.10 billion net decrease to valuation allowances, including a $971.7 million decrease to the valuation allowance on FTC carryforwards. Of the $971.7 million decrease, $97.5 million related to utilization and $572.6 million related to expirations of FTCs in 2023. The remaining $301.6 million represented FTCs more likely than not to be realized based on future taxable income and tax planning strategies. We also recorded a $158.0 million decrease in valuation allowance on disallowed interest expense carryforward.

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

WML Convertible Bond Conversion Option Derivative

In March 2023, WML completed the offering of the WML Convertible Bonds. The Company determined that the conversion feature contained within the WML Convertible Bonds is not indexed to WML's equity and, as such, is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative (the "WML Convertible Bonds Conversion Option Derivative"). In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative is reported at fair value as of the end of each reporting period, with changes recognized in the statements of operations.

The Company used a binomial lattice model in order to estimate the fair value of the embedded derivative in the WML Convertible Bonds. Inherent in a binomial options pricing model are unobservable (Level 3) inputs and assumptions related to expected share-price volatility, risk-free interest rate, expected term, and dividend yield. The Company estimates the volatility of shares of WML common stock based on historical volatility that matches the expected remaining term to maturity of the WML Convertible Bonds. The risk-free interest rate is based on the Hong Kong and United States benchmark yield curves on the valuation date for a maturity similar to the expected remaining term of the WML Convertible Bonds. The expected life of the WML Convertible Bonds is assumed to be equivalent to their remaining term to maturity. Dividend yield is assumed to be zero due to a dividend protection feature in the WML Convertible Bond agreement. The output of the lattice model can be highly sensitive to fluctuations in its inputs.

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

The following table presents key statistics related to our casino accounts receivable (dollars in thousands):

	December 31,
	2024	2023
Casino accounts receivable	$236,642	$218,694
Allowance for casino credit losses	$34,676	$34,739
Allowance as a percentage of casino accounts receivable	14.7%	15.9%

The decrease in allowance for casino credit losses as shown in the table above is primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. Our allowance for credit losses is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the current and expected future state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2024 and 2023, 40.3% and 41.8%, respectively, of our outstanding casino accounts receivable balance originated at our Macau Operations.

As of December 31, 2024, a 100 basis point change in the allowance for credit losses as a percentage of casino accounts receivable would change the provision for credit losses by approximately $2.4 million.

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

The Company tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that this asset may be impaired. The Company’s test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, the Company compares the fair value of its reporting unit to its carrying value. If the estimated fair value exceeds its carrying value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than its carrying amount, goodwill impairment is recorded equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. The Company did not recognize any goodwill impairment losses during the year ended December 31, 2024.

During the year ended December 31, 2023, as a result of the Company's decision to cease operating Wynn Interactive's digital sports betting and casino business, the Company identified interim indicators of impairment related to the goodwill assigned to the WynnBET reporting unit. As a result, the Company performed an impairment test as of December 31, 2023, and determined that the carrying value of its goodwill exceeded the estimated fair value of that reporting unit based on a combination of the income and cost approaches, causing the Company to recognize a goodwill impairment loss of $72.1 million. As of December 31, 2023, the Company had no remaining goodwill recorded related to the acquisition of BetBull Limited ("BetBull"), a subsidiary of Wynn Interactive. The Company also recognized impairment of other finite-lived intangible assets related to Wynn Interactive's closed operations totaling $22.4 million during the year ended December 31, 2023.

During the year ended December 31, 2022, as a result of changes in forecasts and other industry-specific factors and management's decision to cease the operations of Betbull, the Company recognized impairment of goodwill and other finite-lived intangible assets of $37.8 million and $10.3 million, respectively.

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

Sale-leaseback Transaction

In December 2022, the Company closed on a sale-leaseback arrangement with respect to certain real estate assets related to Encore Boston Harbor (the "EBH Transaction"). Upon closing of the EBH Transaction, the Company received cash proceeds of approximately $1.70 billion in exchange for the sale of such real estate assets, recognizing a gain on sale of $182.0 million, and concurrently entered into a lease agreement with respect to the sold assets for the purpose of continuing to operate the Encore Boston Harbor integrated resort. Upon entering into the lease agreement, the Company recognized an operating lease asset and a corresponding operating lease liability of $1.51 billion.

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

The following table provides estimated future cash flow information derived from our best estimates of repayments as of December 31, 2024, of our expected long-term indebtedness and related weighted average interest rates by expected maturity dates. However, we cannot predict the SOFR or HIBOR rates that will be in effect in the future. Actual rates will vary. The one-month SOFR and HIBOR rates as of December 31, 2024 of 4.49% and 4.60%, respectively, were used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable.

	Year Ending December 31,
	Expected Maturity Date
	2025	2026	2027	2028	2029	Thereafter	Total
	(dollars in millions)
Long-term debt:
Fixed rate	$—	$1,000.0	$1,630.0	$1,350.0	$2,350.0	$1,800.0	$8,130.0
Average interest rate	—%	5.5%	5.4%	5.6%	5.0%	6.7%	5.6%
Variable rate	$41.3	$41.3	$1,280.5	$1,151.9	$—	$—	$2,515.0
Average interest rate	6.2%	6.2%	5.9%	6.4%	—%	—%	6.1%

Interest Rate Sensitivity

As of December 31, 2024, approximately 76.0% of our long-term debt was based on fixed rates. In order to mitigate exposure to interest rate fluctuations on the Retail Term Loan, in October 2024, the Company entered into an interest rate swap with a notional value of $600.0 million, maturing in February 2027. The interest rate swap effectively fixes the variable component of the interest rate on the Retail Term Loan at 3.385% through February 2027.

Based on our outstanding borrowings as of December 31, 2024 and an interest rate swap on the Retail Term Loan, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $19.1 million.

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

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of our Wynn Macau, Limited and Wynn Macau SA debt is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition, and ability to service debt. Based on our balances as of December 31, 2024, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of $41.5 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Wynn Resorts, Limited and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wynn Resorts, Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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
February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

Valuation of Deferred Tax Assets
Description of the Matter	As more fully described in Note 14 to the consolidated financial statements, at December 31, 2024, the Company had deferred tax assets related to foreign tax credit carryforwards, disallowed interest expense carryforwards and other U.S. and foreign deferred tax assets of $1.5 billion reduced by a $604.6 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management’s assessment of the realizability of the Company’s deferred tax assets involved complex judgments due to the significant estimation required in measuring deferred tax assets. The measurement of deferred tax assets is affected by significant assumptions, including forecasted domestic and foreign-sourced income and related intercompany royalties, the amount of interest expense and other expenses allocated to foreign sourced income and the execution of tax planning strategies. Fluctuations in actual results from those forecasted can have a material impact on the measurement of deferred tax assets.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for evaluating the realization of the Company’s deferred tax assets, including controls over management’s review of its significant assumptions described above and identification and use of available tax planning strategies.

To test the valuation of deferred tax assets, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions described above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to the Company’s business plans and current industry and economic trends and evaluated whether changes to the Company’s business plans, economic trends and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the valuation allowance that would result from changes in the assumptions. We involved our tax professionals to evaluate the application of tax law in the Company’s available tax planning strategies, the scheduling of the reversal of existing taxable temporary differences and carryforward amounts, and the evaluation of the utilization of the deferred tax assets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Las Vegas, Nevada
February 13, 2025

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,426,155	$2,879,186
Restricted cash	—	18
Investments	—	845,192
Accounts receivable, net of allowance for credit losses of $37,694 and $40,075	324,016	341,712
Inventories	75,783	75,552
Prepaid expenses and other	95,725	99,961
Total current assets	2,921,679	4,241,621
Property and equipment, net	6,521,283	6,688,479
Restricted cash	95,638	90,208
Goodwill and intangible assets, net	273,062	329,708
Operating lease assets	1,797,276	1,832,896
Deferred income taxes, net	507,716	500,877
Other assets	861,309	312,434
Total assets	$12,977,963	$13,996,223
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$205,146	$208,263
Customer deposits	508,651	543,288
Gaming taxes payable	171,983	172,832
Accrued compensation and benefits	229,305	212,645
Accrued interest	132,510	141,902
Current portion of long-term debt	41,250	709,593
Other accrued liabilities	250,689	211,931
Total current liabilities	1,539,534	2,200,454
Long-term debt	10,500,484	11,028,744
Long-term operating lease liabilities	1,623,890	1,631,749
Other long-term liabilities	282,658	236,210
Total liabilities	13,946,566	15,097,157
Commitments and contingencies (Note 18)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 133,584,126 and 132,998,916 shares issued; 107,821,567 and 111,737,245 shares outstanding, respectively	1,336	1,330
Treasury stock, at cost; 25,762,599 and 21,261,671 shares, respectively	(2,241,607)	(1,836,326)
Additional paid-in capital	3,698,800	3,647,161
Accumulated other comprehensive income (loss)	(5,700)	3,406
Accumulated deficit	(1,676,990)	(2,066,953)
Total Wynn Resorts, Limited stockholders' deficit	(224,161)	(251,382)
Noncontrolling interests	(744,442)	(849,552)
Total stockholders' deficit	(968,603)	(1,100,934)
Total liabilities and stockholders' deficit	$12,977,963	$13,996,223

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Operating revenues:
Casino	$4,261,357	$3,718,402	$1,632,541
Rooms	1,242,058	1,185,671	802,138
Food and beverage	1,069,117	1,028,637	846,214
Entertainment, retail and other	555,429	599,187	475,932
Total operating revenues	7,127,961	6,531,897	3,756,825
Operating expenses:
Casino	2,586,960	2,238,671	1,099,801
Rooms	330,359	307,132	261,343
Food and beverage	859,426	822,323	700,549
Entertainment, retail and other	249,679	340,437	328,529
General and administrative	1,080,475	1,065,022	830,450
Provision for credit losses	4,986	(3,964)	(7,295)
Pre-opening	9,355	9,468	20,643
Depreciation and amortization	658,895	687,270	692,318
Gain on EBH Transaction, net	—	—	(181,989)
Impairment of goodwill and intangible assets	—	94,490	48,036
Property charges and other	215,095	130,877	65,116
Total operating expenses	5,995,230	5,691,726	3,857,501
Operating income (loss)	1,132,731	840,171	(100,676)
Other income (expense):
Interest income	130,342	175,785	29,758
Interest expense, net of amounts capitalized	(688,410)	(751,509)	(650,885)
Change in derivatives fair value	42,478	45,098	15,956
Loss on debt financing transactions	(2,913)	(12,683)	—
Other	29,170	(11,479)	5,811
Other expense, net	(489,333)	(554,788)	(599,360)
Income (loss) before income taxes	643,398	285,383	(700,036)
(Provision) benefit for income taxes	(3,682)	496,834	(9,332)
Net income (loss)	639,716	782,217	(709,368)
Less: net (income) loss attributable to noncontrolling interests	(138,638)	(52,223)	285,512
Net income (loss) attributable to Wynn Resorts, Limited	$501,078	$729,994	$(423,856)
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$4.56	$6.49	$(3.73)
Diluted	$4.35	$6.32	$(3.73)
Weighted average common shares outstanding:
Basic	109,966	112,523	113,623
Diluted	110,267	112,855	113,623

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$639,716	$782,217	$(709,368)
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(12,700)	5,297	(8,849)
Total comprehensive income (loss)	627,016	787,514	(718,217)
Less: comprehensive (income) loss attributable to noncontrolling interests	(135,044)	(53,710)	287,953
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$491,972	$733,804	$(430,264)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Wynn Resorts, Limited stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2022	115,714,943	$1,314	$(1,436,373)	$3,502,715	$6,004	$(2,288,078)	$(214,418)	$(621,797)	$(836,215)
Net loss	—	—	—	—	—	(423,856)	(423,856)	(285,512)	(709,368)
Currency translation adjustment	—	—	—	—	(6,408)	—	(6,408)	(2,441)	(8,849)
Issuance of restricted stock	797,419	9	—	9,279	—	—	9,288	—	9,288
Cancellation of restricted stock	(115,521)	(1)	—	1	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(3,151,883)	—	(187,499)	—	—	—	(187,499)	—	(187,499)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(27,744)	(27,744)
Contribution from noncontrolling interest	—	—	—	48,559	—	—	48,559	1,474	50,033
Transactions with subsidiary minority shareholders	124,481	1	—	(14,053)	—	—	(14,052)	14,052	—
Subsidiary equity issuance	—	—	—	(18,717)	—	—	(18,717)	21,613	2,896
Stock-based compensation	—	—	—	56,139	—	126	56,265	10,828	67,093
Balances, December 31, 2022	113,369,439	1,323	(1,623,872)	3,583,923	(404)	(2,711,808)	(750,838)	(889,527)	(1,640,365)
Net income	—	—	—	—	—	729,994	729,994	52,223	782,217
Currency translation adjustment	—	—	—	—	3,810	—	3,810	1,487	5,297
Exercise of stock options	32,284	—	—	1,965	—	—	1,965	—	1,965
Issuance of restricted stock	727,522	7	—	6,631	—	—	6,638	—	6,638
Cancellation of restricted stock	(23,256)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(2,374,925)	—	(212,454)	—	—	—	(212,454)	—	(212,454)
Cash dividends declared	—	—	—	—	—	(85,139)	(85,139)	—	(85,139)
Distribution to noncontrolling interest	—	—	—	(2,994)	—	—	(2,994)	(19,584)	(22,578)
Transactions with subsidiary minority shareholders	6,181	—	—	(754)	—	—	(754)	754	—
Stock-based compensation	—	—	—	58,390	—	—	58,390	5,095	63,485
Balances, December 31, 2023	111,737,245	1,330	(1,836,326)	3,647,161	3,406	(2,066,953)	(251,382)	(849,552)	(1,100,934)
Net income	—	—	—	—	—	501,078	501,078	138,638	639,716
Currency translation adjustment	—	—	—	—	(9,106)	—	(9,106)	(3,594)	(12,700)
Exercise of stock options	17,285	—	—	1,017	—	—	1,017	—	1,017
Issuance of restricted stock	597,633	6	—	8,009	—	—	8,015	38	8,053
Cancellation of restricted stock	(29,708)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(4,500,888)	—	(405,281)	—	—	—	(405,281)	—	(405,281)
Cash dividends declared	—	—	—	—	—	(111,115)	(111,115)	(28,779)	(139,894)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(16,988)	(16,988)
Transactions with subsidiary minority shareholders	—	—	—	(11,643)	—	—	(11,643)	11,643	—
Stock-based compensation	—	—	—	54,256	—	—	54,256	4,152	58,408
Balances, December 31, 2024	107,821,567	$1,336	$(2,241,607)	$3,698,800	$(5,700)	$(1,676,990)	$(224,161)	$(744,442)	$(968,603)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$639,716	$782,217	$(709,368)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	658,895	687,270	692,318
Deferred income taxes	(6,838)	(502,784)	3,241
Stock-based compensation expense	59,029	64,515	67,627
Amortization of debt issuance costs	39,428	39,532	29,427
Loss on debt financing transactions	2,913	12,683	—
Provision for credit losses	4,986	(3,964)	(7,295)
Change in derivatives fair value	(42,478)	(45,098)	(15,956)
Gain on EBH Transaction, net	—	—	(181,989)
Impairment of goodwill and intangible assets	—	94,490	48,036
Property charges and other	106,332	117,176	59,305
Increase (decrease) in cash from changes in:
Receivables, net	13,478	(123,747)	(9,335)
Inventories, prepaid expenses and other	26,632	(6,025)	(19,737)
Customer deposits	(36,967)	37,951	69,692
Accounts payable and accrued expenses	(38,923)	93,663	(97,238)
Net cash provided by (used in) operating activities	1,426,203	1,247,879	(71,272)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(419,929)	(442,793)	(300,127)
Investment in unconsolidated affiliates	(563,418)	(53,631)	(40,181)
Purchase of investments	—	(836,519)	—
Proceeds from maturity of investments	850,000	—	—
Purchase of intangible and other assets	(2,615)	(10,752)	(12,196)
Proceeds from EBH Transaction	—	—	1,700,000
Proceeds from sale of assets and other	52,404	1,162	1,471
Net cash (used in) provided by investing activities	(83,558)	(1,342,533)	1,348,967
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,883,794	1,200,000	211,435
Repayments of long-term debt	(3,059,832)	(1,533,124)	(50,000)
Repurchase of common stock	(401,802)	(212,455)	(187,499)
Proceeds from exercise of stock options	1,017	1,965	—
Proceeds from issuance of subsidiary common stock	—	—	2,895
Proceeds from sale of noncontrolling interest in subsidiary	—	—	50,033
Distribution to noncontrolling interest	(16,988)	(22,579)	(27,744)
Dividends paid	(139,564)	(84,733)	(1,445)
Finance lease payments	(19,219)	(19,267)	(18,188)
Payments for financing costs	(36,714)	(41,240)	(3,165)
Other	(4,486)	(7,773)	—
Net cash used in financing activities	(1,793,794)	(719,206)	(23,678)
Effect of exchange rate on cash, cash equivalents and restricted cash	3,530	282	(2,094)
Cash, cash equivalents and restricted cash:
(Decrease) increase in cash, cash equivalents and restricted cash	(447,619)	(813,578)	1,251,923
Balance, beginning of period	2,969,412	3,782,990	2,531,067
Balance, end of period	$2,521,793	$2,969,412	$3,782,990
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

In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 72% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts. The Company refers to Wynn Palace and Wynn Macau as its Macau Operations. In Las Vegas, Nevada, the Company operates and, with the exception of certain retail space, owns 100% of Wynn Las Vegas. Additionally, the Company is a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). The Company refers to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as its Las Vegas Operations. In Everett, Massachusetts, the Company operates Encore Boston Harbor, an integrated resort. Additionally, the Company has a 40% equity interest in Island 3 AMI FZ-LLC ("Island 3"), an unconsolidated affiliate, which is constructing an integrated resort property ("Wynn Al Marjan Island") in Ras Al Khaimah, United Arab Emirates, currently expected to open in 2027.

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

Wynn Macau features two luxury hotel towers with a total of 1,010 guest rooms and suites, approximately 294,000 square feet of casino space, 12 food and beverage outlets, approximately 31,000 square feet of meeting and convention space, approximately 64,500 square feet of retail space, a performance lake, a rotunda show and recreation and leisure facilities.

In December 2022, Wynn Resorts (Macau), S.A. ("Wynn Macau SA"), an indirect subsidiary of the Company, entered into a definitive gaming concession contract (the "Gaming Concession Contract") with the Macau government, pursuant to which Wynn Macau SA was granted a 10-year gaming concession commencing on January 1, 2023 and expiring on December 31, 2032, to operate games of chance at Wynn Palace and Wynn Macau.

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 195,000 square feet of casino space, 34 food and beverage outlets, approximately 513,000 square feet of meeting and convention space, approximately 178,000 square feet of retail space (the majority of which is owned and operated under a joint venture of which the Company owns 50.1%), as well as two theaters, two nightclubs and a beach club and recreation and leisure facilities.

Encore Boston Harbor

Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River, features a luxury hotel tower with a total of 671 guest rooms and suites, approximately 210,000 square feet of casino space, 16 food and beverage outlets, one nightclub, approximately 71,000 square feet of meeting and convention space, and approximately 8,186 square feet of retail space. Public attractions include a waterfront park, floral displays, and water shuttle service to downtown Boston.

In December 2022, the Company closed on a sale-leaseback arrangement with respect to certain real estate assets related to Encore Boston Harbor (the "EBH Transaction"). Upon closing of the EBH Transaction, the Company received cash proceeds of approximately $1.70 billion in exchange for the sale of such real estate assets, and concurrently entered into a lease agreement for the purpose of continuing to operate the Encore Boston Harbor integrated resort. For more information on the EBH Transaction, see Note 5, "Property and Equipment, net" and Note 16, "Leases."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 19, "Retail Joint Venture." If the entity does not qualify for consolidation and the Company has significant influence over the operating and financial decisions of the entity, the Company accounts for the entity under the equity method. For more information on the Company's equity method investments, see Investments in Unconsolidated Affiliate within Note 2, "Basis of Presentation and Significant Accounting Policies." All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the years ended December 31, 2023 and 2022 have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on the previously reported net income (loss) or operating income (loss).

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

Investments

The Company's investments include financial assets in the form of interest-bearing fixed deposits with original maturities of greater than three months, which are recorded at fair value (see Note 10, "Fair Value Measurements"), and debt securities in the form of United States treasury bills. Investments in debt securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Debt securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. Debt securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses as a separate component of other comprehensive income. Premiums and discounts on debt securities are amortized or accreted into interest income using the effective interest method. All of the Company’s debt securities are classified as held-to-maturity.

The Company received proceeds of $300.0 million upon the maturity of its investments in debt securities and $550.0 million upon the maturity of its investments in fixed deposits during the year ended December 31, 2024. The Company held no short-term investments as of December 31, 2024.

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

As of the balance sheet date, the Company evaluates whether the unrealized losses are attributable to credit losses or other factors. The Company considers the severity of the decline in value, creditworthiness of the issuer and other relevant factors and

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

records an allowance for credit losses, limited to the excess of amortized cost over fair value, with a corresponding charge to earnings. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. During the years ended December 31, 2024 and 2023, the Company recorded no allowance for credit losses related to its investments.

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

Costs related to improvements are capitalized, while costs of repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in property charges and other expenses in the accompanying Consolidated Statements of Operations.

Capitalized Interest

The interest cost associated with major development and construction projects, and interest cost associated with equity method investments incurred during the investee's initial development period, is capitalized and included in the cost of the project or investment in unconsolidated affiliate balance. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project using the weighted average cost of the Company's outstanding borrowings. Interest of $23.0 million and $5.8 million was capitalized for the years ended December 31, 2024 and 2023, respectively, including $21.7 million and $3.6 million related to equity

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

method investments for the years ended December 31, 2024 and 2023, respectively. No interest was capitalized for the year ended December 31, 2022.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

For sale-leaseback arrangements, such as the EBH Transaction, the Company is required to determine whether the transaction qualifies as a sale, which includes assessing whether a contract exists and if so, whether control has passed to the counterparty in the contract. Control indicators include, but are not limited to, whether the entity has a present right to payment for the asset, whether the customer has legal title to the asset, whether the entity has transferred physical possession of the asset, whether the customer has significant risks and rewards of ownership of the asset, and whether the customer has accepted the asset. If it is determined that a sale has occurred, the Company recognizes an operating or finance lease based on the factors outlined in the preceding paragraph. A finance lease would preclude sale accounting.

Lessor Arrangements

The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space at its integrated resorts, which represents approximately 102,000, 63,000, 187,000, and 52,000 square feet of space at Wynn Palace, Wynn Macau, Wynn Las Vegas, and Encore Boston Harbor, respectively. The lease arrangements generally include minimum base rent and contingent rental clauses based on a percentage of net sales. Generally, the terms of the leases range between five and 10 years. The Company records revenue on a straight-line basis over the term of the lease, and recognizes revenue for contingent rentals when the contingency has been resolved. The Company has elected to combine lease and nonlease components for the purpose of measuring lease revenue.

Investments in Unconsolidated Affiliate

The Company accounts for its investment in Island 3, an unconsolidated affiliate which is constructing Wynn Al Marjan Island, using the equity method. Under the equity method, the investment's carrying value is adjusted for the Company’s share of the investee's earnings and losses, capital contributions to and distributions from this company, and capitalization of interest cost incurred by the Company during the investee's initial development period. As of December 31, 2024 and 2023, the Company had investments in unconsolidated affiliate of $648.2 million and $90.9 million, respectively, recorded in noncurrent other assets in the accompanying Consolidated Balance Sheets.

The Company classifies operating income and losses as well as gains and impairments related to its investment in unconsolidated affiliate as a component of Operating income (loss) within the Company's accompanying Consolidated Statements of Operations, and classifies non-operating income or losses related to its investments in unconsolidated affiliates as a component of Other income (expense) within the Company's accompanying Consolidated Statements of Operations, as the Company’s investments in unconsolidated affiliate are an extension of the Company's core business operations. The Company recognized a loss on investments in unconsolidated affiliate of $6.1 million and $2.4 million during the years ended December 31, 2024 and 2023, respectively, recorded in Pre-opening within the Company's accompanying Consolidated Statements of Operations.

Debt Issuance Costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. Debt issuance costs incurred in connection with the issuance of the Company's revolving credit facilities are presented in noncurrent other assets on the Consolidated Balance Sheets. All other debt issuance costs are presented as a direct reduction of long-term debt on the Consolidated Balance Sheets. Approximately $39.3 million, $39.5 million, and $29.4 million was amortized to interest expense during the years ended December 31, 2024, 2023, and 2022, respectively.

Derivative Financial Instruments

The Company enters into interest rate protection agreements to manage interest rate exposure on certain debt. The fair value of such agreements is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in earnings as these agreements do not qualify for hedge accounting. See Note 7, "Long-Term Debt" for additional information.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Consolidated Statements of Operations. These taxes totaled $1.83 billion, $1.57 billion, and $526.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advertising Costs

The cost of advertising is expensed as incurred, and totaled $50.9 million, $112.6 million, and $148.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Pre-opening Expenses

Pre-opening expenses represent personnel, advertising, and other costs incurred prior to the opening of new ventures and are expensed as incurred. During the year ended December 31, 2024, pre-opening expenses primarily included the Company's share of net losses from Island 3, the unconsolidated affiliate constructing Wynn Al Marjan Island. During the year ended December 31, 2023, the Company incurred pre-opening expenses primarily in connection with the launch of sports betting operations in Massachusetts. During the year ended December 31, 2022, the Company incurred pre-opening expenses primarily in connection with reconfiguring the theater space at Wynn Las Vegas to host an exclusive theatrical production, Awakening.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•Level 1 - Observable inputs such as quoted prices in active markets.

•Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable.

•Level 3 - Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting standards, which require the compensation cost relating to share-based payment transactions be recognized in the Company's Consolidated Statements of Operations. The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, based on the estimated fair value of the award using the Monte Carlo simulation approach for performance share units, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. Dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant. Expected volatility is based on implied and historical factors related to the Company's common stock. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve for stock options issued under the WRL Omnibus Plan (as defined and discussed in Note 13, "Stock-Based Compensation") and the Hong Kong Exchange Fund rates for stock options issued under the WML Share Option Plan (as defined in Note 13, "Stock-Based Compensation"), both at the time of grant for the period equal to the expected term. Expected term represents the weighted average time between the option's grant date and its exercise date. The Company uses historical award exercise activity and termination activity in estimating the expected term for the WRL Omnibus Plan and WML Share Option Plan. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award), and forfeitures are recognized as they occur. The Company's stock-based employee compensation arrangements are more fully discussed in Note 13, "Stock-Based Compensation."

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

Note 3 - Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents:
Cash(1)	$1,639,151	$1,076,474
Cash equivalents(2)	787,004	1,802,712
Total cash and cash equivalents	2,426,155	2,879,186
Restricted cash(3)	95,638	90,226
Total cash, cash equivalents and restricted cash	$2,521,793	$2,969,412
(1)Cash consists of cash on hand and bank deposits.
(2)Cash equivalents consist of bank time deposits and money market funds.
(3)Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan, and as of December 31, 2024 and 2023 includes $87.5 million and $87.0 million, respectively, in the form of a first demand bank guarantee in favor of the Macau government to support Wynn Macau SA's legal and contractual obligations through the term of the Gaming Concession Contract.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table disclose the supplemental cash flow disclosures of the Company (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for interest, net of amounts capitalized	$658,438	$688,350	$618,395
Capitalized stock-based compensation	$5,242	$5,268	$3,246
Cash paid for income taxes	$10,160	$10,310	$5,290
Finance lease liabilities arising from obtaining finance lease assets	$80,021	$8,842	$5,906
Liability settled with shares of common stock	$8,015	$6,639	$9,287
Accounts and construction payables related to property and equipment	$85,949	$60,313	$64,861
Other liabilities related to intangible assets(1)	$—	$209,410	$4,220
Net settlement of liabilities in connection with an asset sale	$27,655	$—	$—
(1) For the year ended December 31, 2023, included $206.5 million related to the Macau gaming premium in connection with the Gaming Concession Contract. See Note 6, "Goodwill and Intangible Assets, net" for further information.

Note 4 - Receivables, net

Receivables, net consisted of the following (in thousands):

	December 31,
	2024	2023
Casino	$236,642	$218,694
Hotel	45,996	54,596
Other	79,072	108,497
	361,710	381,787
Less: allowance for credit losses	(37,694)	(40,075)
	$324,016	$341,712

As of December 31, 2024 and 2023, approximately 70.9% and 68.2%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 14.7% and 15.9% of gross casino receivables as of December 31, 2024 and 2023, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the period (in thousands):

	December 31,
	2024	2023
Balance at beginning of year	$40,075	$78,842
Provision for credit losses	4,986	(3,964)
Write-offs	(13,262)	(47,611)
Recoveries of receivables previously written-off	5,801	12,897
Effect of exchange rate	94	(89)
Balance at end of period	$37,694	$40,075

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Buildings and improvements	$8,547,922	$8,459,085
Land and improvements	1,210,455	1,228,652
Furniture, fixtures and equipment	3,424,361	3,311,478
Airplanes	110,623	110,623
Construction in progress	287,436	162,592
	13,580,797	13,272,430
Less: accumulated depreciation	(7,059,514)	(6,583,951)
	$6,521,283	$6,688,479

As of December 31, 2024 and 2023, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties. During the year ended December 31, 2024, the Company expensed $61.5 million of project costs related to a discontinued development project, inclusive of $4.7 million of internally allocated overhead, that had been previously capitalized. The expense was recorded in Property charges and other expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2024.

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $601.4 million, $625.0 million, and $652.1 million, respectively.

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

In exchange for the use of casino areas and gaming equipment in the operations of games of chance at Wynn Macau and Wynn Palace under the Property Transfer Agreements, Wynn Macau SA has agreed to pay the Macau government an annual amount of MOP53.1 million (approximately $6.6 million) in the year ending December 31, 2023, subject to adjustment in each year based on the average price index in Macau for the years ending December 31, 2024, and 2025, and an annual amount of MOP177.0 million (approximately $22.1 million) in the year ending December 31, 2026, subject to adjustment annually based on the average price index in Macau for each of the remaining years of the term of the Gaming Concession Contract through December 31, 2032.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 - Goodwill and Intangible Assets, net

Goodwill and intangible assets, net consisted of the following (in thousands):

	December 31,
	2024	2023
Finite-lived intangible assets:
Macau gaming concession	$210,630	$209,199
Less: accumulated amortization	(42,126)	(20,920)
	168,504	188,279

Massachusetts gaming license	117,700	117,700
Less: accumulated amortization	(43,331)	(35,484)
	74,369	82,216

Other finite-lived intangible assets	5,400	50,154
Less: accumulated amortization	(2,071)	(17,801)
	3,329	32,353

Total finite-lived intangible assets	246,202	302,848

Indefinite-lived intangible assets:
Water rights and other	8,397	8,397
Total indefinite-lived intangible assets	8,397	8,397

Goodwill:
Balance at beginning of year	18,463	90,520
Impairment	—	(72,057)
Balance end of period	18,463	18,463

Total goodwill and intangible assets, net	$273,062	$329,708

Massachusetts Finite-Lived Intangible Assets

The Massachusetts gaming license is a finite-lived intangible asset that is being amortized over the 15 year life of the license. The Company expects that amortization of the Massachusetts gaming license will be $7.8 million each year from 2025 through 2033, and $3.7 million in 2034.

Wynn Interactive Goodwill and Finite-Lived Intangible Assets

Other finite-lived intangible assets consisted of market access rights and gaming license fees. During the year ended December 31, 2024, the Company sold its market access rights and related obligations in Michigan, and pursuant to a separate equity purchase agreement, sold WSI US, LLC, Wynn Interactive’s domestic operating subsidiary, which included the Company’s gaming license in New York. As a result of these transactions, the Company recognized a gain of $24.6 million in Property charges and other expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2024. As of December 31, 2024, the Company had no remaining goodwill or intangible assets related to Wynn Interactive.

During the year ended December 31, 2023, as a result of the Company's decision to cease operating Wynn Interactive's digital sports betting and casino platform announced in August 2023, the Company identified interim indicators of impairment related to the goodwill assigned to the WynnBet reporting unit. As a result, the Company performed an impairment test and determined that the carrying value of its goodwill exceeded the estimated fair value of that reporting unit based on a

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

combination of the income and cost approaches, causing the Company to recognize a goodwill impairment loss of $72.1 million. The Company also recognized impairment of other finite-lived intangible assets related to Wynn Interactive's closed operations totaling $22.4 million during the year ended December 31, 2023.

During the year ended December 31, 2022, as a result of changes in forecasts and other industry-specific factors and management's decision to cease the operations of Betbull Limited, a subsidiary of Wynn Interactive, the Company recognized impairment of goodwill and other finite-lived intangible assets of $37.8 million and $10.3 million, respectively.

Macau Gaming Concession

On January 1, 2023, the Company recognized an intangible asset and financial liability of MOP1.68 billion (approximately $208.3 million), representing the right to operate games of chance at Wynn Palace and Wynn Macau and the unconditional obligation to make payments under the Gaming Concession Contract. This intangible asset comprises the contractually obligated annual payments of fixed and variable premiums, as well as fees associated with the Property Transfer Agreements (as described in Note 5, "Property and Equipment, net"). The contractually obligated annual variable premium payments associated with the intangible asset were determined using the total number of gaming tables and gaming machines that Wynn Macau SA is currently approved to operate by the Macau government. In the accompanying Consolidated Balance Sheets, the noncurrent portion of the financial liability is included in "Other long-term liabilities" and the current portion is included in "Other accrued liabilities." The intangible asset is being amortized on a straight-line basis over the 10-year term of the Gaming Concession Contract. The Company expects that amortization of the Macau Gaming Concession will be $21.1 million each year from 2025 to 2032.

As of December 31, 2024, the Company expects to pay fixed and variable premium payment amounts of $14.6 million in each of the years ending December 31, 2025, 2026, 2027, 2028, and 2029, and an aggregate amount of $44.7 million thereafter through December 31, 2032.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2024	2023
Macau Related:
WM Cayman II Revolver, due 2028(1)	$1,151,874	$1,497,610
WML 4 7/8% Senior Notes, due 2024(2)	—	600,000
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 4 1/2% Convertible Bonds, due 2029(3)	600,000	600,000

U.S. and Corporate Related:
WRF Credit Facilities(4):
WRF Term Loan, due 2024	—	73,683
WRF Term Loan, due 2027	763,125	730,692
WLV 5 1/2% Senior Notes, due 2025(2)	—	1,380,001
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	1,000,000	600,000
WRF 6 1/4% Senior Notes, due 2033	800,000	—
Retail Term Loan, due 2027(5)	600,000	615,000
	10,644,999	11,826,986
WML Convertible Bond Conversion Option Derivative	33,007	73,744
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(136,272)	(162,393)
	10,541,734	11,738,337
Less: Current portion of long-term debt	(41,250)	(709,593)
Total long-term debt, net of current portion	$10,500,484	$11,028,744
(1)As of December 31, 2024, the borrowings under the WM Cayman II Revolver bear interest at the term secured overnight financing rate ("Term SOFR") plus a credit adjustment spread of 0.10% or the Hong Kong Interbank Offered Rate ("HIBOR"), in each case plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $239.1 million and $912.8 million of the WM Cayman II Revolver bears interest at a rate of Term SOFR plus 1.975% per year and HIBOR plus 1.875% per year, respectively. As of December 31, 2024 and 2023, the weighted average interest rate was approximately 6.43% and 7.20%, respectively. As of December 31, 2024, the available borrowing capacity under the WM Cayman II Revolver was $353.8 million.
(2)In October 2024, the Company repaid or repurchased the 2024 WML Senior Notes and 2025 WLV Senior Notes.
(3)As of December 31, 2024, the net carrying amount of the WML Convertible Bonds was $498.4 million, with unamortized debt discount and debt issuance costs of $101.6 million. The Company recorded contractual interest expense of $27.0 million and $22.1 million and amortization of discounts and issuance costs of $18.9 million and $14.2 million during the years ended December 31, 2024 and 2023.
(4)The WRF Credit Facilities bear interest at a rate of Term SOFR plus 1.75% per year. As of December 31, 2024 and 2023, the weighted average interest rate was approximately 6.21% and 7.21%, respectively. Additionally, as of December 31, 2024, the available borrowing capacity under the WRF Revolver was $735.3 million, net of $14.7 million in outstanding letters of credit.
(5)As of December 31, 2024, the Retail Term Loan bears interest at a rate of adjusted daily simple secured overnight financing rate ("SOFR") plus 2.15% per year. As of December 31, 2023, the Retail Term Loan bore interest at a rate of adjusted daily SOFR plus 1.80% per year. As of December 31, 2024 and 2023, the effective interest rate was 5.54% and 5.47%, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Macau Related Debt

WM Cayman II Revolver

In September 2021, WM Cayman Holdings Limited II, an indirect wholly owned subsidiary of WML, as borrower ("WM Cayman II") and WML as guarantor, each an indirect subsidiary of Wynn Resorts, entered into a facility agreement with, among others, Bank of China Limited, Macau Branch as agent and a syndicate of lenders (the "Facility Agreement"), pursuant to which the lenders will make available in an aggregate amount of $1.50 billion equivalent revolving unsecured credit facility consisting of a U.S. dollar tranche in an amount of $312.5 million ("Facility A") and a Hong Kong dollar tranche ("Facility B") in an amount of HK$9.26 billion (approximately $1.19 billion) to WM Cayman II (the "WM Cayman II Revolver"). WM Cayman II has the ability to upsize the total WM Cayman II Revolver by an additional $1.00 billion equivalent under the Facility Agreement and related agreements upon the satisfaction of various conditions. WML, as guarantor, may be subject to certain restrictions on payments of dividends or distributions to its shareholders, unless certain financial criteria have been satisfied through the Facility Agreement.

Pursuant to the Facility Agreement, as amended in May 2022 and as amended and restated in June 2023 (the "Amended and Restated Facility Agreement"), loans provided under Facility A bear interest at a variable rate per annum equal to: (a) Term SOFR, plus a credit adjustment spread of 0.10% (subject to a minimum floor of 0.00%), plus (b) a margin of 1.875% to 2.875% based on the consolidated leverage ratio of WM Cayman II and its subsidiaries (as calculated pursuant to the Amended and Restated Facility Agreement), and loans provided under Facility B bear interest at a variable rate per annum equal to: (i) HIBOR plus (ii) a margin of 1.875% to 2.875% based on the consolidated leverage ratio of WM Cayman II and its subsidiaries (as calculated pursuant to the Amended and Restated Facility Agreement).

In September 2024, WM Cayman II, as borrower and WML, as guarantor, entered into an amendment agreement (the "Second Amendment Agreement") to the Amended and Restated Facility Agreement, to extend the maturity date of the outstanding loans from September 16, 2025 to September 16, 2028, or the immediately preceding business day if September 16, 2028 is not a business day. In connection with the Second Amendment Agreement, the Company recorded debt issuance costs of $19.2 million within the Consolidated Balance Sheet.

WML Convertible Bonds

In March 2023, WML completed an offering of $600 million 4.50% convertible bonds due 2029 (the "WML Convertible Bonds"). The WML Convertible Bonds are governed by a trust deed dated March 7, 2023 (the "Trust Deed"), between WML and DB Trustees (Hong Kong) Limited, as trustee. WML, DB Trustees (Hong Kong) Limited, as trustee, and Deutsche Bank Trust Company Americas entered into an agency agreement, appointing Deutsche Bank Trust Company Americas as the principal paying agent, principal conversion agent, transfer agent and registrar in relation to the WML Convertible Bonds.

The WML Convertible Bonds bear interest on their outstanding principal amount from and including March 7, 2023 at the rate of 4.50% per annum, payable semi-annually in arrears on March 7 and September 7 of each year. At any time on or after April 17, 2023, the WML Convertible Bonds are convertible at the option of the holder thereof into fully paid ordinary shares of WML, each with a nominal value of HK$0.001 per share ("Ordinary Shares"), at the initial conversion price of approximately HK$10.24 (equivalent to approximately $1.32) per share, subject to and upon compliance with the terms and conditions of the WML Convertible Bonds (the "Terms and Conditions," and such right, the "Conversion Right"). The conversion price is at the fixed exchange rate of HK$7.8497 per $1.00, subject to standard adjustments for certain dilutive events as described in the Terms and Conditions. WML has the option upon conversion by a bondholder to pay an amount of cash equivalent described in the Terms and Conditions in order to satisfy such Conversion Right in whole or in part. As of December 31, 2024, the adjusted conversion price was HK$10.01 (equivalent to approximately $1.29) per share as a result of dividend payments made by WML during the year ended December 31, 2024.

Holders of the WML Convertible Bonds have the option to require WML to redeem all or some of such holder’s WML Convertible Bonds (i) on March 7, 2027 at their principal amount together with interest accrued but unpaid to, but excluding, the date fixed for redemption; or (ii) on the Relevant Event Redemption Date (as defined in the Terms and Conditions) at their principal amount together with interest accrued but unpaid to, but excluding, such date, following the occurrence of (a) when the Ordinary Shares cease to be listed or admitted to trading or are suspended from trading for a period equal to or exceeding 10 consecutive trading days on the Stock Exchange of Hong Kong Limited ("HKSE"), or if applicable, the alternative stock exchange, (b) when there is a Change of Control (as defined in the Terms and Conditions), or (c) when less than 25% of

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

WML’s total number of issued Ordinary Shares are held by the public (as interpreted under Rule 8.24 of the Rules Governing the Listing of Securities on the HKSE).

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

The Company determined that the conversion feature contained within the WML Convertible Bonds is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative (the "WML Convertible Bond Conversion Option Derivative") recorded within Long-term debt within the accompanying Consolidated Balance Sheet. In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative is reported at fair value as of the end of each reporting period, with changes recognized in the statements of operations. For more information, see "Note 8 - WML Convertible Bond Conversion Option Derivative."

WML Senior Notes

WML 5 1/2% Senior Notes due 2026, WML 5 1/2% Senior Notes due 2027, WML 5 5/8% Senior Notes due 2028, and WML 5 1/8% Senior Notes due 2029 (collectively, the "WML Senior Notes") bear interest at each of their respective interest rates and interest is payable semi-annually. The WML Senior Notes are WML's general unsecured obligations and rank pari passu in right of payment with all of WML's existing and future senior unsecured indebtedness, will rank senior to all of WML's future subordinated indebtedness, if any; will be effectively subordinated to all of WML's future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML's subsidiaries, including the WM Cayman II Revolver. The WML Senior Notes are not registered under the Securities Act of 1933, as amended (the "Securities Act") and are subject to restrictions on transferability and resale.

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

In October 2024, WML repaid the $600.0 million aggregate principal amount of WML's 4 7/8% Senior Notes due 2024 on their stated maturity date.

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

In May 2023, WRF and certain of its subsidiaries entered into an amendment to the WRF Credit Facility Agreement to: (i) transition the benchmark rate from LIBOR to Term SOFR and to make conforming changes, (ii) reduce the aggregate principal amount of revolving commitments under the revolving credit facility by $100.0 million, from $850.0 million to $750.0 million, (iii) extend the stated maturity date for lenders electing to extend their revolving commitments in an amount equal to approximately $681.3 million from September 20, 2024 to September 20, 2027, and (iv) extend the stated maturity date for lenders electing to extend their term loan commitments in an amount equal to approximately $749.4 million from September 20, 2024 to September 20, 2027. Lenders who elected not to extend their revolving commitments in an amount equal to approximately $68.7 million remained subject to a stated maturity date of September 20, 2024, and lenders who elected not to extend their term loan commitments in an amount equal to approximately $75.6 million remained subject to a stated maturity date of September 20, 2024.

Subject to certain exceptions, the WRF Credit Facilities bear interest at Term SOFR plus 1.75% per annum. The annual fee required to pay for unborrowed amounts under the WRF Revolver, if any, is 0.25% per annum. The Company is required to make quarterly repayments on the WRF Term Loan of $10.3 million, with any remaining principal amount outstanding repayable in full on the term loan's respective stated maturity date.

In September 2024, WRF and certain of its subsidiaries entered into an amendment (the "WRF Credit Facility Amendment") to its existing credit agreement to extend the stated maturity of $68.7 million aggregate principal amount of revolving commitments and $71.8 million aggregate principal of term loan commitments from September 20, 2024 to September 20, 2027. In connection with the 2024 WRF Credit Facility Amendment, the Company recognized a loss on debt financing transactions of $0.1 million within the accompanying Consolidated Statement of Operations, and the Company recorded debt issuance costs of $0.5 million within the Consolidated Balance Sheet.

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

WRF Senior Notes

In April 2020, WRF and its subsidiary Wynn Resorts Capital Corp. (collectively with WRF, the "WRF Issuers"), each an indirect wholly owned subsidiary of the Company, issued $750.0 million aggregate principal amount of 5 1/8% Senior Notes due 2029 (the "2029 WRF Senior Notes").

In February 2023, the WRF Issuers issued $600.0 million aggregate principal amount of 7 1/8% Senior Notes due 2031 (the "2031 WRF Senior Notes") in a private offering. The 2031 WRF Senior Notes were issued at par, for net proceeds of $596.2 million, which were used to repurchase WRF senior notes outstanding at that time.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2024, the WRF Issuers issued an additional $400.0 million aggregate principal amount of 7 1/8% Senior Notes due 2031 (the "2031 WRF Add-On Senior Notes"), and collectively with the 7 1/8% Senior Notes due 2031 (the "2031 WRF Senior Notes"). The 2031 WRF Add-On Senior Notes were issued at a price equal to 103.00% of the principal amount plus accrued interest, resulting in net proceeds of $409.5 million. The net proceeds from the 2031 WRF Add-On Senior Notes, together with cash held by Wynn Resorts, were used to repurchase an aggregate $796.7 million of the outstanding principal amount of the 2025 WLV Senior Notes (as defined below) and to pay the applicable tender premium and related fees and expenses. In connection with the issuance of the 2031 WRF Add-On Senior Notes and the repurchase of the 2025 WLV Senior Notes in February and March 2024 (as further discussed below), the Company recognized a loss on debt financing transactions of $1.6 million within the accompanying Consolidated Statements of Operations, and the Company recorded debt issuance costs of $5.6 million within the accompanying Consolidated Balance Sheet.

In September 2024, the WRF Issuers issued $800.0 million aggregate principal amount of 6 1/4% Senior Notes due 2033 (the "2033 WRF Senior Notes") in a private offering exempt from the registration requirements of the Securities Act, as amended. The 2033 WRF Senior Notes were issued at par, for proceeds of $795.0 million, net of $5.0 million of related fees and expenses. A portion of the proceeds from the offering of the 2033 WRF Senior Notes was used in October 2024 to repurchase the remaining outstanding principal amount of the 2025 WLV Senior Notes (as defined below) in full. In connection with the issuance of the 2033 WRF Senior Notes and the repurchase of the 2025 WLV Senior Notes in October 2024 (as further discussed below), the Company recognized a loss on debt financing transactions of $1.1 million within the accompanying Consolidated Statements of Operations, and the Company recorded debt issuance costs of $8.2 million within the accompanying Consolidated Balance Sheet.

The 2029 WRF Senior Notes, the 2031 WRF Senior Notes and the 2033 WRF Senior Notes (collectively the "WRF Senior Notes") were issued pursuant to indentures (the "WRF Indentures") among the WRF Issuers, the Guarantors party thereto, and U.S. Bank National Association, as trustee (the "Trustee"). The WRF Senior Notes bear interest at each of their respective interest rates and interest is payable semi-annually.

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

WLV Senior Notes

Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. ("Capital Corp." and together with Wynn Las Vegas, LLC, the "Issuers") issued $1.80 billion 5 1/2% Senior Notes due 2025 (the "2025 WLV Senior Notes"), and $900.0 million 5 1/4%

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Senior Notes due 2027 (the 2027 WLV Senior Notes) pursuant to indentures, dated February 18, 2015 (the "2025 Indenture"), and May 11, 2017 (the "2027 Indenture"), respectively, among the Issuers, the WLV Guarantors (as defined below) and the Trustee.

In February and March 2024, Wynn Las Vegas repurchased $800.0 million aggregate principal amount of 2025 WLV Senior Notes, which consisted of i) $681.0 million aggregate principal amount of validly tendered notes repurchased at a price equal to 97.2% of the principal amount, plus accrued interest and an early tender premium of $20.3 million, and ii) $119.0 million aggregate principal amount of notes repurchased on a pro-rata basis at a price equal to 100% of the principal amount, plus accrued interest, under the terms of its indenture. Included in the $119.0 million repurchase was $3.3 million aggregate principal amount of 2025 WLV Senior Notes held by Wynn Resorts. The Company used the net proceeds from the 2031 WRF Add-On Senior Notes and cash held by WRF to purchase such validly tendered 2025 WLV Senior Notes and to pay the early tender premium and related fees and expenses.

In October 2024, Wynn Las Vegas repurchased the remaining $600.0 million aggregate principal amount of its 2025 WLV Senior Notes at a price equal to 100.0% of the principal amount, plus a "make-whole" amount and accrued interest, under the terms of its indenture. Included in the $600.0 million repurchase was $16.7 million aggregate principal amount of 2025 WLV Senior Notes held by Wynn Resorts.

In 2018, Wynn Resorts purchased $20.0 million principal amount of 2027 WLV Senior Notes through open market purchases. As of December 31, 2024, Wynn Resorts holds the 2027 WLV Senior Notes and has not contributed it to its wholly owned subsidiary, WLV.

The 2027 WLV Senior Notes are the WLV Issuers' senior unsecured obligations and each rank pari passu in right of payment. The 2027 WLV Senior Notes are unsecured, except by the first priority pledge by Wynn Las Vegas Holdings, LLC ("WLVH"), a direct wholly owned subsidiary of Wynn Resorts Finance, LLC, of its equity interests in Wynn Las Vegas, LLC. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2027 WLV Senior Notes will be released.

The 2027 WLV Senior Notes are jointly and severally guaranteed by all of the WLV Issuers' subsidiaries, other than Capital Corp., which was a co-issuer (the "WLV Guarantors"). The guarantees are senior unsecured obligations of the WLV Guarantors and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the WLV Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such WLV Guarantors' existing and future secured debt (to the extent of the collateral securing such debt).

The 2027 Indenture contains covenants limiting the WLV Issuers' and the WLV Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. Events of default under the 2027 Indenture includes, among others, the following: default for 30 days in the payment of interest when due on the 2027 WLV Senior Notes; default in payment of the principal or premium, if any, when due on the 2027 WLV Senior Notes; failure to comply with certain covenants in the 2027 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any WLV Guarantor, all 2027 WLV Senior Notes then outstanding will become due and payable immediately without further action or notice.

The Issuers and certain of their subsidiaries will guarantee and secure their obligation under the WRF Credit Facilities with liens on substantially all of their assets, with such liens limiting the amount of such obligations secured to 15% of their total assets.

The 2027 WLV Senior Notes were offered pursuant to an exemption under the Securities Act only to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2027 WLV Senior Notes have not been and will not be registered under the Securities Act or under any state securities laws. Therefore, the 2027 WLV Senior Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

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

In accordance with the terms of the Retail Term Loan Agreement, the Retail Borrowers entered into an interest rate collar with a notional value of $615.0 million and a termination date of August 1, 2024, the underlying reference rate of which was transitioned from LIBOR to SOFR concurrently with the Retail Term Loan. The Company measured the fair value of the interest rate collar based on a Black-Scholes option pricing model, which incorporates observable market inputs such as market volatility and interest rates, with changes in fair value recorded in earnings. As of December 31, 2023, the fair value of the interest rate collar was an asset of $5.8 million, recorded in Prepaid expenses and other in the accompanying Consolidated Balance Sheets.

In October 2024, the Retail Borrowers entered into a third amendment (the "Retail Term Loan Amendment") to their existing term loan agreement. The Retail Term Loan Amendment, amends the Retail Term Loan Agreement to, among other things: (i) extend the scheduled maturity date of the term loan to July 24, 2027; (ii) provide for an interest rate on the term loan equal to One Month Term SOFR (as defined in, and determined in accordance with, the Retail Term Loan Agreement) plus a spread of 215 basis points; and (iii) require that the Retail Borrowers meet a specified maximum loan to value ratio annually (which, if not met, triggers a mandatory excess cash sweep until such ratio has been achieved) as well as certain specified minimum debt yields. In connection with, and as provided under, the Retail Term Loan Amendment, the Retail Borrowers made a principal prepayment of the term loan in the amount of $15.0 million. In connection with the Retail Term Loan Amendment, the Company recognized a loss on debt financing transaction of $0.1 million within the accompanying Consolidated Statements of Operations, and the Company recorded debt issuance costs of $2.4 million within the accompanying Consolidated Balance Sheet.

In accordance with the terms of the Retail Term Loan Amendment, the Retail Borrowers entered into an interest rate swap agreement in October 2024 with a notional value of $600.0 million. The interest rate swap effectively fixes the variable component of the interest rate on the Retail Term Loan at 3.385% whereby the Retail Borrowers will pay the counterparty 3.385% and the counterparty will pay the Retail Borrowers one-month SOFR. The interest rate swap settles monthly through the termination date in February 2027. The Company measures the fair value of the interest rate swap at each balance sheet date based on a discounting the future cash flows of both the fixed and variable rate interest payments based on market yield curves, with changes in fair value recorded in earnings. As of December 31, 2024, the fair value of the interest rate swap was an asset of $7.5 million, of which $3.9 million was recorded in Prepaid expenses and other and $3.6 million was recorded in Other assets in the accompanying Consolidated Balance Sheets.

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

Debt Covenant Compliance

As of December 31, 2024, management believes the Company was in compliance with all debt covenants.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2024 were as follows (in thousands):

Years Ending December 31,
2025	$41,250
2026	1,041,250
2027	2,910,625
2028	2,501,874
2029	2,350,000
Thereafter	1,800,000
10,644,999
WML Convertible Bond Conversion Option Derivative	33,007
Unamortized debt issuance costs and original issue discounts and premium, net	(136,272)
$10,541,734

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of December 31, 2024 and 2023, was approximately $10.46 billion and $11.49 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $10.64 billion, and $11.83 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

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

The Company used a binomial lattice model in order to estimate the fair value of the embedded derivative in the WML Convertible Bonds. Inherent in a binomial options pricing model are unobservable (Level 3) inputs and assumptions related to expected share-price volatility, risk-free interest rate, expected term, and dividend yield. The Company estimates the volatility of shares of WML common stock based on historical volatility that matches the expected remaining term to maturity of the WML Convertible Bonds. The risk-free interest rate is based on the Hong Kong and United States benchmark yield curves on the valuation date for a maturity similar to the expected remaining term of the WML Convertible Bonds. The expected life of the WML Convertible Bonds is assumed to be equivalent to their remaining term to maturity. Dividend yield is assumed to be zero due to a dividend protection feature in the WML Convertible Bond Agreement.

The following table sets forth the inputs to the lattice models that were used to value the embedded derivative:

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2024		December 31, 2023
WML stock price	HK$	5.39	HK$	6.43
Estimated volatility	31.2%		34.0%
Risk-free interest rate	3.6%		3.3%
Expected term (years)	4.2		5.2
Dividend yield (1)	0.0%		0.0%
(1) Dividend yield is assumed to be zero in the lattice model used to value the WML Convertible Bond Conversion Option Derivative, due to a dividend protection feature in the WML Convertible Bond Agreement.

In connection with the completion of the offering of the WML Convertible Bonds in March 2023, the Company recognized a debt discount and a corresponding liability for the embedded derivative, based on an estimated fair value of $123.5 million. The debt discount will be amortized to interest expense over the term of the WML Convertible Bonds using the effective interest method. As of December 31, 2024 and 2023, the estimated fair value of the embedded derivative was a liability of $33.0 million and $73.7 million, recorded within Long-term debt within the accompanying Consolidated Balance Sheet. In connection with the change in fair value, the Company recorded a gain of $40.7 million and $49.7 million within Change in derivatives fair value in the accompanying Consolidated Statements of Operations for the years ended December 31, 2024 and 2023.

Note 9 - Stockholders' Deficit

Equity Repurchase Program

In November 2024, the Company’s Board of Directors authorized the Company to repurchase a total of up to $1.0 billion of the Company’s outstanding shares of common stock, increasing the previously available repurchase authorization by approximately $766.0 million. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time.

During the year ended December 31, 2024, the Company repurchased 4,349,779 shares of its common stock at an average price of $88.75 per share for an aggregate cost of $386.0 million under the equity repurchase program. During the year ended December 31, 2023, the Company repurchased 2,206,573 shares of its common stock at an average price of $88.61 per share for an aggregate cost of $195.5 million under the equity repurchase program. As of December 31, 2024, the Company had $813.0 million in repurchase authority remaining under the program.

Dividends

The Company paid a cash dividend of $0.25 per share in each of the quarters ended March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 and recorded an aggregate amount of $111.1 million against accumulated deficit in the year ended December 31, 2024.

The Company paid a cash dividend of $0.25 per share in each of the quarters ended June 30, 2023, September 30, 2023 and December 31, 2023 and recorded an aggregate amount of $85.1 million against accumulated deficit in the year ended December 31, 2023. No dividends were paid during the year ended December 31, 2022.

On February 13, 2025, the Company declared a cash dividend of $0.25 per share, payable on March 5, 2025 to stockholders of record as of February 24, 2025.

Noncontrolling Interests

Wynn Macau, Limited

WML's ordinary shares of common stock are listed on The Stock Exchange of Hong Kong Limited. As of December 31, 2024, the Company owned approximately 72% of this subsidiary's common stock. The shares of WML were not and will not be

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act, or an applicable exception from such registration requirements.

In June 2024 and September 2024, WML paid a cash dividend of HK$0.075 per share for a total U.S. dollar equivalent of approximately $50.4 million and $50.5 million, respectively. The Company's share of these dividends were $36.0 million and $36.1 million, respectively, and the noncontrolling interest holders' share of this dividend was $14.4 million in each of the quarters ended June 30, 2024 and September 30, 2024.

WML Securities Lending Agreement

In connection with the WML Convertible Bonds Offering, WM Cayman Holdings I Limited ("WM Cayman I"), a wholly owned subsidiary of the Company and holder of our approximate 72% ownership interest in WML, entered into a stock borrowing and lending agreement with Goldman Sachs International (the "WML Stock Borrower") in March 2023 (the "Securities Lending Agreement"), pursuant to which WM Cayman I has agreed to lend to the WML Stock Borrower up to 459,774,985 of its ordinary share holdings in WML, upon and subject to the terms and conditions in the Securities Lending Agreement. WM Cayman I may, at its sole discretion, terminate any stock loan by giving the WML Stock Borrower no less than five business days' notice. The Securities Lending Agreement terminates on the date on which the WML Convertible Bonds have been redeemed, or converted in full, whichever is the earlier. In March 2023, the WML Stock Borrower borrowed 459,774,985 ordinary shares of WML under the Securities Lending Agreement and in April 2023 returned 280,000,000 of such shares to WM Cayman I. As of the date of this report, the WML Stock Borrower held 179,774,985 WML shares under the Securities Lending Agreement.

Retail Joint Venture

During the years ended December 31, 2024, 2023 and 2022, the Retail Joint Venture made aggregate distributions of $17.0 million, $22.6 million and $27.7 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 19, "Retail Joint Venture."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	December 31, 2024	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$787,004	$—	$787,004	$—
Restricted cash	$95,638	$6,434	$89,204	$—
Interest rate swap	$7,510	$—	$7,510	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 8)	$33,007	$—	$—	$33,007

		Fair Value Measurements Using:
	December 31, 2023	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,802,712	$—	$1,802,712	$—
Restricted cash	$90,226	$2,170	$88,056	$—
Fixed deposits	$550,000	$—	$550,000	$—
Interest rate collar	$5,769	$—	$5,769	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 8)	$73,744	$—	$—	$73,744

Note 11 - Benefit Plans

Defined Contribution Plans

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income through contributions to this plan. The Company matches 50% of employee contributions, up to 6% of employees' eligible compensation. During the years ended December 31, 2024, 2023 and 2022, the Company recorded matching contribution expenses of $9.6 million, $10.2 million, and $8.7 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Wynn Macau SA also operates a defined contribution retirement benefit plan (the "Wynn Macau Plan"). Eligible employees are allowed to contribute 5% of their base salary to the Wynn Macau Plan and the Company matches any contributions. On July 1, 2019, the Company offered the option for the eligible Macau resident employees to join the non-mandatory central provident fund (the "CPF") system. Eligible Macau resident employees joining the Company from July 1, 2019 onwards have the option of enrolling in the CPF system while the Company's existing Macau resident employees who are currently members of the Wynn Macau Plan will be provided with the option of joining the CPF system or staying in the existing Wynn Macau Plan, which will continue to be in effect in parallel. The CPF system allows eligible employees to contribute 5% or more of their base salary to the CPF while the Company matches with a 5% of such salary as employer's contribution to the CPF. The Company's matching contributions vest to the employee at 10% per year with full vesting in ten years. The assets of the Wynn Macau Plan and the CPF are held separately from those of the Company in independently administered funds and overseen by the Macau government. Forfeitures of unvested contributions are used to reduce the Company's liability for its contributions payable. During the years ended December 31, 2024, 2023 and 2022, the Company recorded matching contribution expenses of $17.1 million, $16.3 million, and $17.0 million, respectively.

Multi-Employer Pension Plans

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

The following table outlines the Company’s participation in multi-employer pension plans. The "EIN/Pension Plan Number" column provides the Employer Identification Number ("EIN") and the three-digit plan number. The most recent Pension Protection Act Zone Status ("Zone Status") is based on information certified by each plan's actuary and represents plan information available in 2024 and 2023, the plans' two most recent fiscal year-ends. Plans certified in the green zone are at least 80% funded and plans certified in the red zone are generally less than 65% funded and require a rehabilitation plan. As of December 31, 2024 and 2023, all plans requiring a rehabilitation plan have had the respective plan implemented.

The Company participates in the following multi-employer pension plans (in thousands):

			Zone Status		Contributions by the Company			Company Contribution > 5%	Expiration Date of Collective Bargaining Agreements
Pension Fund	Employer	EIN/ Pension Plan Number	2023(1)	2022(1)	2024	2023	2022
Southern Nevada Culinary and Bartenders Pension Plan(2)	Wynn Las Vegas, LLC	88-6016617/1	Green	Green	$17,272	$15,849	$13,462	Yes	11/30/2028
Western Conference of Teamsters Pension Trust Fund	Wynn Las Vegas, LLC	91-6145047/ 217718,217830	Green	Green	285	226	72	No	7/31/2029
UNITE HERE! Workers and Hospitality Employers Variable Defined Benefit Pension Fund(3)	Encore Boston Harbor	45-4227067/026	Green	Green	3,955	—	—	No	8/31/2026
New England Teamster Pension Fund(3)	Encore Boston Harbor	04-6372430/001	Red(4)	Red(4)	516	—	—	No	8/31/2026
(1) Represents plan status for plan years ending in 2023 and 2022, which are the the most recent years for which plan data is available.
(2) Includes union employees under the terms of the collective-bargaining agreements with the Culinary Workers Union, Local 226, and Bartenders Union, Local 165.
(3) Contributions by the Company began on January 1, 2024.
(4) Plan has implemented a rehabilitation plan for the plan years presented.

Note 12 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	December 31, 2024	December 31, 2023	Increase/ (Decrease)	December 31, 2023	December 31, 2022	Increase/ (Decrease)
Casino outstanding chips and front money deposits(1)	$409,928	$433,269	$(23,341)	$433,269	$390,531	$42,738
Advance room deposits and ticket sales(2)	84,460	89,640	(5,180)	89,640	85,019	4,621
Other gaming-related liabilities(3)	15,458	24,964	(9,506)	24,964	31,265	(6,301)
Loyalty program and related liabilities(4)	29,489	31,106	(1,617)	31,106	35,083	(3,977)
	$539,335	$578,979	$(39,644)	$578,979	$541,898	$37,081
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

Wynn Resorts, Limited Second Amended and Restated 2014 Omnibus Incentive Plan (the "WRL Omnibus Plan")

In January 2017, the Company adopted the WRL Omnibus Plan after approval from its stockholders, which was adopted for a period of 10 years. From time to time, the Company reserves additional shares of its common stock for issuance under the WRL Omnibus Plan. The WRL Omnibus Plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other share-based awards to eligible participants.

In May 2024, the Company's shareholders approved an amendment to the WRL Omnibus Plan that increases the shares authorized for issuance by 2,000,000 shares, for an aggregate number of shares authorized for issuance to 7,909,390 shares.

As of December 31, 2024, the Company had 3,000,262 shares of its common stock available for grant as share-based awards under the WRL Omnibus Plan.

Wynn Macau, Limited Share Option and Share Award Plans

The Company's majority-owned subsidiary, WML, has two stock-based compensation plans that provide awards based on shares of WML's common stock. The shares available for issuance under these plans are separate and distinct from the common stock of Wynn Resorts' share plan and are not available for issuance for any awards under the Wynn Resorts share plan. The maximum number of shares which may be issued pursuant to WML's stock-based compensation plans is a combined aggregate of 523,843,160 shares. As of December 31, 2024, there were 512,897,160 shares available for issuance under WML's stock-based compensation plans.

WML Share Option Plan ("WML Share Option Plan")

WML adopted the WML Share Option Plan in May 2023 to supersede its share option plan adopted in May 2019. The WML share option plan allows for the grant of stock options to purchase shares of WML to eligible directors and employees of WML, its subsidiaries, and related entities, and service providers of WML and its subsidiaries. The WML Share Option Plan is administered by WML's board of directors, which has the discretion on the vesting and service requirements, exercise price, performance targets to exercise if applicable and other conditions, subject to certain limits. The WML Share Option Plan was adopted for a period of 10 years commencing from May 25, 2023.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

WML Employee Share Ownership Scheme (the "WML Share Award Plan")

WML adopted the WML Share Award Plan in May 2023 to supersede its employee ownership scheme adopted on June 30, 2014. The Share Award Plan allows for the grant of nonvested shares of WML's common stock to eligible directors and employees of WML, its subsidiaries, and related entities, and service providers of WML and its subsidiaries. The WML Share Award Plan was adopted for a period of 10 years commencing from May 25, 2023.

Stock Options

The summary of stock option activity for the year ended December 31, 2024 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
WRL Omnibus Plan
Outstanding as of January 1, 2024	23,985	$61.48
Granted	—	$—
Exercised	(17,285)	$58.85
Forfeited or expired	—	$—
Outstanding as of December 31, 2024	6,700	$68.25	0.8	$119,997
Fully vested and expected to vest as of December 31, 2024	6,700	$68.25	0.8	$119,997
Exercisable as of December 31, 2024	6,700	$68.25	0.8	$119,997

WML Share Option Plan
Outstanding as of January 1, 2024	37,220,400	$1.52
Granted	4,983,000	$0.75
Exercised	—	$—
Forfeited or expired	(644,000)	$4.00
Outstanding as of December 31, 2024	41,559,400	$1.40	6.4	$419,076
Fully vested and expected to vest as of December 31, 2024	41,559,400	$1.40	6.4	$419,076
Exercisable as of December 31, 2024	24,287,400	$1.75	5.2	$167,630

The following is provided for stock options under the Company's stock-based compensation plans (in thousands, except weighted average grant date fair value):

	Year Ended December 31,
	2024	2023	2022
WRL Omnibus Plan(1)
Weighted average grant date fair value	$—	$—	$18.56
Intrinsic value of stock options exercised	$832	$1,475	$—
Cash received from the exercise of stock options	$1,017	$1,965	$—

WML Share Option Plan(2)
Weighted average grant date fair value	$0.25	$0.25	$0.26
Intrinsic value of stock options exercised	$—	$—	$—
Cash received from the exercise of stock options	$—	$—	$—
(1)As of December 31, 2024, there was no unamortized compensation expense related to stock options.
(2)As of December 31, 2024, there was $4.3 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.26 years.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Option Valuation Inputs

The fair value of stock options granted under the WRL Omnibus Plan was estimated on the date of grant using the following weighted average assumption:

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield	—%	—%	—%
Expected volatility	—%	—%	56.9%
Risk-free interest rate	—%	—%	2.7%
Expected term (years)	—	—	1.8

The fair value of stock options granted under WML's Share Option Plan was estimated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield	5.4%	5.7%	1.3%
Expected volatility	54.2%	53.8%	45.7%
Risk-free interest rate	3.1%	3.6%	3.2%
Expected term (years)	6.5	6.5	6.5

Nonvested and performance nonvested shares

The summary of nonvested and performance nonvested share activity under the Company's stock-based compensation plans for the year ended December 31, 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value
WRL Omnibus Plan
Nonvested as of January 1, 2024	977,658	$96.63
Granted	597,633	$93.12
Vested	(526,612)	$94.62
Forfeited	(29,708)	$102.97
Nonvested as of December 31, 2024	1,018,971	$95.52

WML Share Award Plan
Nonvested as of January 1, 2024	22,331,806	$0.92
Granted	8,931,255	$0.90
Vested	(5,487,607)	$1.04
Forfeited	(1,253,005)	$0.95
Nonvested as of December 31, 2024	24,522,449	$0.89

Certain members of the executive management team receive grants of nonvested share awards that are subject to service and performance conditions. Generally, these awards vest if certain fair share metrics (as approved by the Company's Compensation Committee of the Board of Directors) are attained over a one-, two-, or three-year performance period. The Company records expense for these awards if it determines that vesting is probable. At December 31, 2024, all performance nonvested awards were deemed to be probable of vesting; however, none of the performance criteria contingencies have been resolved. The activity for these performance nonvested shares is included in the table above.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is provided for the share awards under the Company's stock-based compensation plans (in thousands, except weighted average grant date fair value):

	Year Ended December 31,
	2024	2023	2022
WRL Omnibus Plan
Weighted average grant date fair value	$93.12	$94.13	$62.34
Fair value of shares vested	$49,544	$56,689	$52,965

WML Share Award Plan
Weighted average grant date fair value	$0.90	$1.08	$0.62
Fair value of shares vested	$4,422	$3,941	$20,547

As of December 31, 2024, there was $54.5 million of unamortized compensation expense related to nonvested shares under the WRL Omnibus Plan, which is expected to be recognized over a weighted average period of 1.88 years. As of December 31, 2024, there was $11.2 million of unamortized compensation expense under the WML Share Award Plan, which is expected to be recognized over a weighted average period of 2.09 years.

Performance Share Units ("PSUs")

Certain members of the Wynn Resorts executive management team receive grants of PSUs that are subject to service and market conditions. Each PSU represents the right to receive between 0 and 1.6 shares of Wynn Resorts common stock depending on the performance of the common stock over a three-year period. The summary of PSU activity during the year ended December 31, 2024 is provided below:

	Units	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2024	24,910	$121.70
Granted	25,885	$110.40
Vested	—	$—
Forfeited	—	$—
Nonvested as of December 31, 2024	50,795	$115.94

The fair value of PSUs granted under the WRL Omnibus Plan was estimated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023
Expected volatility	45%	55%
Risk-free interest rate	4.1%	3.8%

Annual Incentive Bonus

Certain members of the Company's management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $7.8 million, $8.0 million and $6.6 million for each of the years ended December 31, 2024, 2023 and 2022, respectively. The Company settled its obligations for the 2024, 2023, and 2022 annual incentive bonuses by issuing 94,350, 84,130, and 67,320 of vested shares with a weighted-average grant date fair value of $82.45, $95.26, and $98.61, in January of the respective following year.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Compensation Cost

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Casino	$3,065	$2,163	$12,401
Rooms	1,028	800	1,252
Food and beverage	2,197	1,636	2,417
Entertainment, retail and other	1,108	8,230	10,964
General and administrative	51,631	51,686	40,593
Total stock-based compensation expense	59,029	64,515	67,627
Total stock-based compensation capitalized	5,242	5,268	3,246
Total stock-based compensation costs	$64,271	$69,783	$70,873

During the years ended December 31, 2024, 2023 and 2022, the Company recognized income tax benefits related to stock-based compensation expense in the Consolidated Statements of Operations of $9.9 million, $10.0 million, and $9.3 million, respectively. Additionally, during the years ended December 31, 2024, 2023, and 2022, the Company realized tax benefits related to stock option exercises and restricted stock vesting of $5.8 million, $7.5 million, and $8.9 million, respectively.

Note 14 - Income Taxes

Consolidated income (loss) before taxes for United States ("U.S.") and foreign operations consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$251,003	$142,775	$339,513
Foreign	392,395	142,608	(1,039,549)
Total	$643,398	$285,383	$(700,036)

The income tax provision (benefit) attributable to income before income taxes is as follows (in thousands):

	December 31,
	2024	2023	2022
Current
U.S. Federal	$894	$(248)	$825
U.S. State	9,496	6,337	2,882
Foreign	141	(194)	2,510
Total	10,531	5,895	6,217
Deferred
U.S. Federal	(4,585)	(483,786)	1,450
U.S. State	(2,264)	(20,310)	1,674
Foreign	—	1,367	(9)
Total	(6,849)	(502,729)	3,115
Total income tax provision (benefit)	$3,682	$(496,834)	$9,332

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	December 31,
	2024	2023	2022
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State tax	1.0%	(2.8)%	0.3%
Foreign tax credits, net of valuation allowance	(12.2)%	(139.8)%	12.5%
Non-taxable foreign income	(6.3)%	(9.6)%	(5.7)%
Foreign tax rate differential	(3.9)%	0.4%	(17.0)%
Valuation allowance, other	(6.6)%	(43.8)%	(3.1)%
Other, net	7.6%	0.5%	(9.3)%
Effective income tax rate	0.6%	(174.1)%	(1.3)%

In 2024, Wynn Macau SA received an exemption from Macau's 12% Complementary Tax on casino gaming profits from January 1, 2023 through December 31, 2027. For the year ended December 31, 2023, the Company was exempt from the payment of Macau Complementary Tax totaling $77.4 million or $0.69 per diluted share. For the year ended December 31, 2024, the Company was exempt from the payment of Macau Complementary Tax totaling $107.3 million or $0.97 per diluted share. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets—U.S.:
Foreign tax credit carryforwards	$533,473	$1,244,149
Disallowed interest expense carryforward	157,586	156,224
Net operating loss carryforward	169,598	160,778
Lease liability	370,110	371,032
Property and equipment	72,286	50,903
Receivables, inventories, accrued liabilities and other	21,491	21,854
Stock-based compensation	9,020	9,984
Other tax credit carryforwards	21,562	19,813
Intangibles and related other	36,371	41,914
Other	1,858	—
	1,393,355	2,076,651
Less: valuation allowance	(479,854)	(1,172,982)
	913,501	903,669
Deferred tax liabilities—U.S.:
Leased asset	(370,110)	(371,032)
Prepaid insurance, maintenance and taxes	(15,447)	(16,186)
Other	(20,228)	(15,584)
	(405,785)	(402,802)
Deferred tax assets—Foreign:
Net operating loss carryforwards	32,114	78,842
Property and equipment	91,884	87,849
Other	2,952	3,275
	126,950	169,966
Less: valuation allowance	(124,791)	(167,599)
	2,159	2,367
Deferred tax liabilities—Foreign:
Property and equipment	(2,159)	(2,357)
	(2,159)	(2,357)

Net deferred tax asset	$507,716	$500,877

As of December 31, 2024, the Company had foreign tax credit ("FTC") carryforwards (net of uncertain tax positions) of $533.5 million. Of this amount, $47.2 million will expire in 2025, and $486.3 million will expire in 2027. The Company has a disallowed interest carryforward of $688.3 million which does not expire. As of December 31, 2024, the Company had U.S. federal and state tax loss carryforwards of $658.9 million. As of December 31, 2023, the Company had U.S. federal and state tax loss carryforwards of $624.6 million. U.S. federal tax loss carryforwards do not expire. State net operating losses generally carry forward 20 years and will begin to expire in 2040. The Company has foreign tax losses available of $38.2 million, $55.1 million and $154.6 million related to losses incurred in the tax years ended December 31, 2024, 2023 and 2022, respectively. The majority of foreign tax loss carryforwards expire in 2027, 2026, and 2025, respectively.

The Company records valuation allowances on certain of its U.S. and foreign deferred tax assets. In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration is given to all positive and negative evidence including recent operating

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

profitability, forecast of future earnings, ability to carry back, the reversal of net taxable temporary differences, the duration of statutory carryforward periods and tax planning strategies. The need for valuation allowances against deferred tax assets will be assessed on a continuous basis and, as a result, the allowance may increase or decrease based on changes in facts and circumstances.

In 2024, the Company recorded a $735.9 million net decrease to valuation allowances, including a $693.3 million decrease to valuation allowance on FTC carryforwards. Of the $693.3 million net decrease, $614.9 million relates to expirations of FTCs in 2024 and the remaining $78.4 million represents FTCs more likely than not to be realized based on changes in future taxable income and tax planning strategies.

In 2023, the Company considered both the achievement of sustained profitability and cumulative income as well as forecasted income and tax planning strategies to be significant forms of positive evidence. The Company determined that the positive evidence outweighed the negative evidence and supported a release of a portion of the valuation allowance. Therefore, the Company recorded a $1.10 billion net decrease to valuation allowances, including a $971.7 million decrease to valuation allowance on FTC carryforwards. Of the $971.7 million decrease, $97.5 million related to utilization and $572.6 million related to expirations of FTCs in 2023. The remaining $301.6 million represented FTCs more likely than not to be realized based on future taxable income and tax planning strategies. The Company also recorded a $158.0 million decrease in valuation allowance on disallowed interest expense carryforward.

As of December 31, 2024 and 2023, the Company had valuation allowances provided on its deferred tax assets as follows (in thousands):

	December 31,
	2024	2023
Foreign tax credits	$247,973	$941,249
Intangible assets	36,850	46,084
U.S. loss carryforwards	169,598	160,778
Other U.S. deferred tax assets	25,432	24,872
Foreign loss carryforwards	32,674	80,569
Other foreign deferred tax assets	92,118	87,029
Total	$604,645	$1,340,581

The Company had the following activity for unrecognized tax benefits as follows (in thousands):

	December 31,
	2024	2023	2022
Balance at beginning of period	$135,671	$135,979	$141,515
Increases based on tax positions of the current year	11,635	15,818	12,068
Reductions based on tax positions of prior years	—	—	(2,637)
Reductions due to lapse in statutes of limitations	(16,288)	(16,126)	(14,967)
Balance at end of period	$131,018	$135,671	$135,979

As of December 31, 2024, 2023 and 2022, unrecognized tax benefits of $130.9 million, $135.7 million and $135.9 million, respectively, were recorded as reductions in deferred income taxes, net. The Company had $0.1 million of unrecognized tax benefits recorded in other long-term liabilities as of December 31, 2024. The Company had no unrecognized tax benefits recorded in other long-term liabilities as of December 31, 2023 and 2022.

As of December 31, 2024, 2023 and 2022, $65.8 million, $69.0 million and $69.0 million, respectively, of unrecognized tax benefits would, if recognized, impact the effective tax rate.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. During each of the years ended December 31, 2024, 2023 and 2022, the Company recognized no interest and penalties.

The Company anticipates that the 2020 statute of limitations will expire in the next 12 months for certain foreign tax jurisdictions. Also, the Company's unrecognized tax benefits include certain income tax accounting methods, which govern the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

timing and deductibility of income tax deductions. As a result, the Company's unrecognized tax benefits could increase up to $2.6 million over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company's income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. The Company's 2002 to 2020 domestic income tax returns remain subject to examination by the IRS to the extent tax attributes carryforward to future years. The Company's 2021 to 2023 domestic income tax returns also remain subject to examination by the IRS. The Company's 2020 to 2023 Macau income tax returns remain subject to examination by the Financial Services Bureau.

The Company has participated in the IRS Compliance Assurance Program ("CAP") for the 2012 through 2024 tax years and will continue to participate in the IRS CAP for the 2025 tax year.

In January 2025, the Financial Services Bureau commenced an examination of the 2021 Macau income tax return of Wynn Macau SA.

On December 31, 2024, 2023 and 2022, the statute of limitations for the 2019, 2018, and 2017 Macau Complementary tax return expired, respectively. As a result of the expiration of the statute of limitations for the Macau Complementary Tax return, the total amount of unrecognized tax benefits decreased by $16.3 million, $16.1 million, and $15.0 million, respectively.

Note 15 - Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income (loss) attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) attributable to Wynn Resorts, adjusted for the potential dilutive impact assuming that the conversion of the WML Convertible Bonds occurred as of the date of their issuance under the if-converted method, by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued, to the extent such impact is not anti-dilutive. Potentially dilutive securities include share-based awards outstanding under the WRL Omnibus Plan.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited - basic	$501,078	$729,994	$(423,856)
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds	(21,005)	(16,495)	—
Net income (loss) attributable to Wynn Resorts, Limited - diluted	$480,073	$713,499	$(423,856)

Denominator:
Weighted average common shares outstanding	109,966	112,523	113,623
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	301	332	—
Weighted average common and common equivalent shares outstanding	110,267	112,855	113,623

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$4.56	$6.49	$(3.73)
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$4.35	$6.32	$(3.73)

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	310	238	895

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16 - Leases

Lessee Arrangements

The following table summarizes the balance sheet classification of the Company's lease assets and liabilities (in thousands):

		December 31,
	Balance Sheet Classification	2024	2023
Assets
Operating leases	Operating lease assets	$1,797,276	$1,832,896
Finance leases	Property and equipment, net	$94,656	$43,078

Current liabilities
Operating leases	Other accrued liabilities	$10,869	$9,295
Finance leases	Other accrued liabilities	$18,367	$13,412

Non-current liabilities
Operating leases	Long-term operating lease liabilities	$1,623,890	$1,631,749
Finance leases	Other long-term liabilities	$71,592	$24,028

The following tables disclose the components of the Company's lease cost, supplemental cash flow disclosures, and other information regarding the Company's lease arrangements (in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease cost:
Operating lease cost	$17,146	$17,173	$18,321
Triple-net operating lease cost related to Encore Boston Harbor	141,576	141,722	11,773
Short-term lease cost	30,443	27,468	21,060
Amortization of leasehold interests in land	13,704	13,666	13,728
Variable lease cost	2,493	1,868	1,081
Finance lease interest cost	3,391	2,363	2,131
Total lease cost	$208,753	$204,260	$68,094

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$3,803	$26,657	$1,519,628
Finance lease liabilities arising from obtaining finance lease assets	$80,021	$8,842	$5,906
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities - Operating leases	$141,004	$139,054	$26,094
Cash used in financing activities - Finance leases	$19,219	$19,267	$18,188

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2024	2023	2022
Other information:
Weighted-average remaining lease term - Operating leases	29.1 years	30.1 years	31.1 years
Weighted-average remaining lease term - Finance leases	10.5 years	19.7 years	16.0 years

Weighted-average discount rate - Operating leases	8.0%	8.0%	8.0%
Weighted-average discount rate - Finance leases	6.3%	5.8%	5.0%

The following table presents an analysis of lease liability maturities as of December 31, 2024 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025	$141,522	$23,412
2026	142,422	23,080
2027	144,767	22,175
2028	145,727	17,377
2029	147,932	989
Thereafter	3,680,177	60,806
Total undiscounted cash flows	$4,402,547	$147,839
Present value
Short-term lease liabilities	$10,869	$18,367
Long-term lease liabilities	1,623,890	71,592
Total lease liabilities	$1,634,759	$89,959
Interest on lease liabilities	$2,767,788	$57,880

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

The lease payments, inclusive of PILOT payments, are $126.4 million in 2025, $128.8 million in 2026, $131.3 million in 2027, $133.7 million in 2028, $136.3 million in 2029, and $3.29 billion thereafter. At December 31, 2024 and 2023, the total liability associated with the lease was $1.51 billion.

Ground Leases

Undeveloped Land - Las Vegas

The Company leases approximately 16 acres of undeveloped land on Las Vegas Boulevard directly across from Wynn Las Vegas in Las Vegas, Nevada, pursuant to a lease agreement which expires in 2097. The ground lease payments, which increase at a fixed rate over the term of the lease, are $4.0 million per year from 2025 to 2029 and total payments of $343.8 million thereafter. As of December 31, 2024 and 2023, the liability associated with this lease was $65.2 million and $64.8 million, respectively.

At December 31, 2024 and 2023, operating lease assets included approximately $81.3 million and $82.5 million, respectively, related to an amount allocated to the leasehold interest in land upon the acquisition of a group of assets in 2018.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company expects that the amortization of this amount will be $1.1 million each year from 2025 through 2096 and $0.7 million in 2097.

Macau Land Concessions

Wynn Palace and Wynn Macau were built on land that is leased under Macau land concession contracts each with terms of 25 years from May 2012 and August 2004, respectively, which may be renewed with government approval for successive 10-year periods in accordance with Macau legislation. The land concession payments are expected to be $1.5 million per year through 2028, $1.3 million in 2029, and total payments of $7.2 million thereafter through 2037. At December 31, 2024 and 2023, the total liability associated with these leases was $9.8 million and $10.4 million, respectively.

At December 31, 2024 and 2023, operating lease assets included $129.5 million and $141.2 million of leasehold interests in land related to the Wynn Palace and Wynn Macau land concessions. The Company expects that the amortization associated with these leasehold interests will be approximately $12.6 million per year from 2025 through 2028, approximately $11.3 million in 2029, approximately $9.2 million per year from 2030 through 2036 and approximately $3.1 million in 2037.

Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Minimum rental income	$138,604	$131,901	$126,226
Contingent rental income	66,526	96,831	62,586
Total rental income	$205,130	$228,732	$188,812

The following table presents the future minimum rentals to be received under operating leases (in thousands):

Year Ending December 31,	Operating Leases
2025	$135,387
2026	104,509
2027	86,405
2028	59,360
2029	33,977
Thereafter	93,451
Total future minimum rentals	$513,089

Note 17 - Related Party Transactions

Wynn Al Marjan Island Agreements

In 2022, the Company, its co-investors in Wynn Al Marjan Island, and Island 3 entered into agreements whereby the Company has agreed to perform certain design and development services with respect to Wynn Al Marjan Island as well as certain related preopening services, in exchange for the reimbursement of its costs incurred in performing such services. The Company has additionally agreed to perform management services at Wynn Al Marjan Island upon its opening, expected to be in 2027. The Company billed Island 3 $49.5 million and $28.3 million for reimbursable costs during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company was owed $6.9 million and $8.7 million, respectively, by Island 3, for reimbursable costs recorded in "Prepaid expenses and other" in the accompanying consolidated balance sheets.

In February 2025, a wholly-owned subsidiary of Island 3 entered into a financing arrangement to fund the construction of Wynn Al Marjan Island, in connection with which the Company and the government of Ras Al Khaimah entered into a completion guarantee agreement, as described in Note 18, "Commitments and Contingencies.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Amounts Due to Officers, Directors and Former Directors

The Company periodically provides services to certain executive officers, directors or former directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers, directors or former directors reimburse the Company. The Company requires prepayment for any such services, which amounts are replenished on an ongoing basis as needed. As of December 31, 2024 and 2023, these net deposit balances with the Company were immaterial, as were the services provided.

Note 18 - Commitments and Contingencies

Macau Gaming Concession

In addition to the fixed and variable gaming premium and property transfer agreement payment obligations as described in Note 5, "Property and Equipment, net" and Note 6, "Goodwill and Intangible Assets, net," Wynn Macau SA committed to make certain non-gaming and gaming investments in the amount of MOP21.03 billion (approximately $2.63 billion) over the course of the ten-year term of the Gaming Concession Contract. MOP19.80 billion (approximately $2.48 billion) of the committed investment will be used for non-gaming capital projects and event programming in connection with, among others, attraction of foreign tourists, conventions and exhibitions, entertainment performances, sports events, culture and art, health and wellness, themed amusement, gastronomy, community tourism and maritime tourism.

Additionally, Wynn Macau SA committed to make the following payments throughout the term of the Gaming Concession Contract:

(i) Special gaming premium - The Company is obligated to pay a special annual gaming premium if the average of the gross gaming revenues of the Company's gaming tables and gaming machines is lower than a certain minimum amount determined by the Macau government. A minimum average annual gross gaming revenue of MOP7.0 million (approximately $0.9 million) per gaming table and MOP300,000 (approximately $38 thousand) per gaming machine has been set by Macau government. If Wynn Macau SA fails to reach such minimum gross gaming revenue, Wynn Macau SA will be required to pay a special premium equal to the difference between the special gaming tax calculated based on the actual gross gaming revenue and that of such minimum gross gaming revenue. No special gaming premium was paid for the year ended December 31, 2024 and 2023.

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

(iii) Special gaming tax assessed at the rate of 35% of gross gaming revenue.

Wynn Al Marjan Island Funding Commitment

In 2022, the Company, its co-investors in Wynn Al Marjan Island, and Island 3 entered into agreements whereby the Company is required to contribute capital to Island 3 to fund 40% of the project design and development costs in exchange for a pro-rata share of equity in Island 3. During the year ended December 31, 2024, the Company contributed $541.7 million of cash into Island 3, bringing our life-to-date cash contributions to $631.7 million. The cash contributed during the year was used primarily to fund our pro rata portion of the purchase of approximately 155 acres of land underlying the Wynn Al Marjan Island development site, including the remaining 70 acres of land on Island 3 for potential future development (the "Marjan Land

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Bank"). The remaining 40% pro-rata share of the required equity for the construction of Wynn Al Marjan Island is estimated to be between $700 million and $775 million inclusive of capitalized interest, fees, and certain improvements on the Island. Wynn Al Marjan Island is currently expected to open in 2027.

In February 2025, Wynn Al Marjan Island FZ-LLC (the "Borrower"), a wholly-owned subsidiary of Island 3, an unconsolidated affiliate, entered into a facility agreement with a syndicate of lenders (the "Al Marjan Facility Agreement") which provides the Borrower with approximately $2.4 billion (or equivalent in local currency) delayed draw secured term loan facility to finance the development of Wynn Al Marjan Island (the "Al Marjan Facility").

The Company is not a party to the Al Marjan Facility Agreement, but as a condition precedent to the Al Marjan Facility being made available to the Borrower, the Company and the government of Ras Al Khaimah, acting through the Investment and Development Office of Ras Al Khaimah (collectively the "Al Marjan Guarantors"), entered into a guarantee (the "Completion Guarantee") in favor of First Abu Dhabi Bank PJSC, as security agent for itself and the other secured parties (collectively, the "Secured Parties") under the Al Marjan Facility Agreement (the "Security Agent").

Under the terms of the Completion Guarantee, the Al Marjan Guarantors, irrevocably and unconditionally jointly and severally, (a) have guaranteed to each Secured Party punctual performance by the Borrower of certain of its obligations under the Al Marjan Facility Agreement, and (b) have undertaken with each Secured Party: (i) to provide, within 10 business days upon receiving written demand by the Security Agent, (A) sufficient funds to ensure that practical completion of the project (as provided in the Al Marjan Facility Agreement) takes place no later than June 30, 2028 and (B) to fund amounts equal to any project cost overruns, to the extent the Borrower fails to fund such overruns; and (ii) to pay, whenever the Borrower does not pay, interest, commitment fees and other finance costs payable under the Al Marjan Facility Agreement as well as scheduled payments under any interest rate hedging agreement.

In addition, upon the occurrence of certain specified events of default, change of control events or credit rating downgrades under the Al Marjan Facility Agreement or the occurrence of certain commercial gaming license related events (including, among others, the loss of the commercial gaming license permitting the Borrower to conduct commercial gaming at the project and as further provided in the Al Marjan Facility Agreement), the Al Marjan Guarantors, irrevocably and unconditionally jointly and severally, have undertaken to pay, to the extent the Borrower does not pay, all then outstanding principal, interest, hedging liabilities and any and all other amounts and expenses then due and payable under the Al Marjan Facility Agreement and related agreements, within 10 business days upon receiving written demand by the Security Agent (or, in respect of the occurrence of certain commercial gaming license related events, if later, on the date falling 180 days following the occurrence of such event).

The guarantees and undertakings provided by the Al Marjan Guarantors under the Completion Guarantee terminate on the earlier of: (1) the date on which all secured liabilities under the Al Marjan Facility Agreement have been paid in full, and (2) the date of practical completion of the project.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three- to five-year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts). As of December 31, 2024, future payment amounts of $106.9 million, $70.2 million, $32.3 million, $4.6 million, $1.5 million, and $1.3 million will be paid during the years ending December 31, 2025, 2026, 2027, 2028, 2029, and thereafter, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Commitments

The Company has additional commitments for open purchase orders, construction contracts, payment obligations to communities surrounding Encore Boston Harbor, and performance and other miscellaneous contracts. As of December 31, 2024, the Company was obligated under these arrangements to make future minimum payments as follows (in thousands):

Year Ending December 31,
2025	$328,603
2026	65,906
2027	42,341
2028	34,726
2029	29,764
Thereafter	78,873
Total minimum payments	$580,213

Letters of Credit

As of December 31, 2024, the Company had outstanding letters of credit of $14.7 million.

Litigation

In addition to the actions noted below, the Company and its affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations, and cash flows.

Securities Class Action

On February 20, 2018, a putative securities class action was filed against the Company and certain current and former officers of the Company in the United States District Court, Southern District of New York (which was subsequently transferred to the United States District Court, District of Nevada) by John V. Ferris and Joann M. Ferris on behalf of all persons who purchased the Company's common stock between February 28, 2014 and January 25, 2018. The complaint alleged, among other things, certain violations of federal securities laws and sought to recover unspecified damages as well as attorneys' fees, costs and related expenses for the plaintiffs. On July 28, 2021, the court dismissed certain of plaintiffs' claims, including all claims against current CEO Craig Billings and the individual directors, and allowed other claims to proceed against the Company and several of the Company's former executive officers, including Matthew Maddox, Stephen A. Wynn, Kimmarie Sinatra, and Steven Cootey. On March 2, 2023, the court granted the plaintiffs' motion for class certification and appointed lead counsel. On August 22, 2024, the parties reached an agreement to settle the action, in its entirety, for the amount of $70.0 million, of which the Company contributed $9.4 million. The court preliminarily approved the settlement on October 10, 2024, and issued its final approval of the settlement on January 27, 2025. The Company's $9.4 million net contribution toward the settlement is recorded within Property charges and other expenses within the accompanying Consolidated Statements of Operations for the year ended December 31, 2024.

Federal Investigation

From time to time, the Company receives regulatory inquiries about compliance with anti-money laundering laws. The Company received requests for information from the U.S. Attorney’s Office for the Southern District of California ("USAO") relating to its anti-money laundering policies and procedures, and beginning in 2020 received several grand jury subpoenas regarding various transactions at Wynn Las Vegas relating to certain patrons and agents who reside or operate in foreign jurisdictions. On September 6, 2024, Wynn Las Vegas entered into a non-prosecution agreement (the "NPA") with the USAO and the United States Department of Justice (the "DOJ") resolving such investigation. Pursuant to the NPA, Wynn Las Vegas agreed to forfeit $130.0 million in funds involved in transactions at issue and continue to make certain enhancements to its compliance program. The DOJ agreed that, subject to Wynn Las Vegas’s fulfillment of its obligations under the NPA, it will not bring any criminal charges against Wynn Las Vegas concerning the subject matter of its investigation, subject to standard reservations of rights and certain reserved claims. In reaching the resolution set forth in the NPA, the DOJ took into account the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

historical nature of the transactions at issue; Wynn Las Vegas’s cooperation with the DOJ’s multi-year investigation; that Wynn Las Vegas no longer employs or is affiliated with any of the individuals implicated in the transactions at issue; and Wynn Las Vegas’s extensive remedial measures, many of which were undertaken prior to the parties entering into the NPA. The NPA resolves all prior U.S. federal regulatory inquiries commenced in or about 2014 regarding compliance by Wynn Las Vegas with 18 U.S.C. § 1960 and the Bank Secrecy Act. The $130.0 million forfeiture is recorded within Property charges and other expenses within the accompanying Consolidated Statements of Operations for the year ended December 31, 2024. As set forth in the NPA, Wynn Las Vegas paid $65.0 million in 2024 and recorded the remaining $65.0 million (which will be paid in 2025) in Other accrued liabilities on the Consolidated Balance Sheet as of December 31, 2024.

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

As of December 31, 2024 and 2023, the Retail Joint Venture had total assets of $100.3 million and $102.5 million, respectively, and total liabilities of $605.8 million and $621.9 million, respectively. The Retail Joint Venture's total liabilities as of December 31, 2024 and 2023 included long-term debt of $597.3 million and $614.1 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

Note 20 - Segment Information

The Company has identified its reportable segments based on factors such as geography, regulatory environment, the Company's organizational and management reporting structure and the information reviewed by its chief operating decision maker, the Company's Chief Executive Officer. The primary profitability measure used by the Company's CEO to review segment operating results and allocate resources is Adjusted Property EBITDAR.

The Company has identified the following reportable segments: (i) Wynn Macau, representing the aggregate of Wynn Macau and Encore, an expansion at Wynn Macau, which are managed as a single integrated resort; (ii) Wynn Palace; (iii) Las Vegas Operations, representing the aggregate of Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture, which are managed as a single integrated resort; and (iv) Encore Boston Harbor. For geographical reporting purposes, Wynn Macau, Wynn Palace, and Other Macau (which represents the assets of the Company's Macau holding company and other ancillary entities) have been aggregated into Macau Operations. Corporate and other is presented solely for the purpose of reconciliation and is not a reportable segment. During the twelve months ended December 31, 2024, Wynn Interactive Ltd. no longer met the requirements for a reportable segment. As a result, its assets and results of operations are presented in Corporate and other and previous period amounts have been reclassified to be consistent with the current period presentation.

The following tables present the Company's segment information (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2024
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Corporate and Other	Total
Operating revenues
Casino	$1,795,604	$1,230,351	$600,088	$635,314	$—	$4,261,357
Rooms	202,936	100,631	845,660	92,831	—	1,242,058
Food and beverage	125,398	80,779	778,538	84,402	—	1,069,117
Entertainment, retail and other(1)	93,733	52,885	347,627	44,617	16,567	555,429
Total operating revenues	2,217,671	1,464,646	2,571,913	857,164	16,567	7,127,961

Cost of revenue(2)	533,331	410,810	1,549,877	422,974	17,283
Gaming taxes(3)	950,630	611,984	75,274	187,062	3,819
Adjusted Property EBITDAR(4)	$733,710	$441,852	$946,762	$247,128	$(4,535)	$2,364,917

Other operating expenses
Pre-opening						9,355
Depreciation and amortization						658,895
Property charges and other(5)						215,095
Corporate expense and other						148,236
Stock-based compensation						59,029
Triple-net operating lease expense						141,576
Total other operating expenses						1,232,186
Operating income						1,132,731
Other non-operating income and expenses
Interest income						130,342
Interest expense, net of amounts capitalized						(688,410)
Change in derivatives fair value						42,478
Loss on debt financing transactions						(2,913)
Other						29,170
Total other non-operating income and expenses						(489,333)
Income before income taxes						643,398
Provision for income taxes						(3,682)
Net income						639,716
Net income attributable to noncontrolling interests						(138,638)
Net income attributable to Wynn Resorts, Limited						$501,078

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2023
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Corporate and Other	Total
Operating revenues
Casino	$1,471,280	$970,269	$628,185	$648,668	$—	$3,718,402
Rooms	201,783	109,308	784,385	90,195	—	1,185,671
Food and beverage	104,566	68,017	770,401	85,653	—	1,028,637
Entertainment, retail and other(1)	109,215	65,940	297,635	41,270	85,127	599,187
Total operating revenues	1,886,844	1,213,534	2,480,606	865,786	85,127	6,531,897

Cost of revenue(2)	486,909	378,178	1,458,789	418,784	106,752
Gaming taxes(3)	784,089	497,265	75,574	189,593	21,021
Adjusted Property EBITDAR(4)	$615,846	$338,091	$946,243	$257,409	$(42,646)	$2,114,943

Other operating expenses
Pre-opening						9,468
Depreciation and amortization						687,270
Impairment of goodwill and intangible assets						94,490
Property charges and other(5)						130,877
Corporate expense and other						146,430
Stock-based compensation						64,515
Triple-net operating lease expense						141,722
Total other operating expenses						1,274,772
Operating income						840,171
Other non-operating income and expenses
Interest income						175,785
Interest expense, net of amounts capitalized						(751,509)
Change in derivatives fair value						45,098
Loss on debt financing transactions						(12,683)
Other						(11,479)
Total other non-operating income and expenses						(554,788)
Income before income taxes						285,383
Benefit for income taxes						496,834
Net income						782,217
Net loss attributable to noncontrolling interests						(52,223)
Net income attributable to Wynn Resorts, Limited						$729,994

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2022
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Corporate and Other	Total
Operating revenues
Casino	$255,886	$216,639	$535,279	$624,738	$—	$1,632,541
Rooms	40,079	25,691	651,291	85,078	—	802,138
Food and beverage	35,546	25,334	702,515	82,818	—	846,214
Entertainment, retail and other(1)	78,778	43,585	243,051	38,439	72,078	475,932
Total operating revenues	410,289	311,249	2,132,136	831,073	72,078	3,756,825

Cost of revenue(2)	365,064	319,443	1,265,818	405,413	148,233
Gaming taxes(3)	141,782	115,853	65,223	182,274	22,335
Adjusted Property EBITDAR(4)	$(96,557)	$(124,047)	$801,095	$243,386	$(98,490)	$725,387

Other operating expenses
Pre-opening						20,643
Depreciation and amortization						692,318
Gain on EBH Transactions, net						(181,989)
Impairment of goodwill and intangible assets						48,036
Property charges and other						65,116
Corporate expense and other						102,539
Stock-based compensation						67,627
Triple-net operating lease expense						11,773
Total other operating expenses						826,063
Operating loss						(100,676)
Other non-operating income and expenses
Interest income						29,758
Interest expense, net of amounts capitalized						(650,885)
Change in derivatives fair value						15,956
Loss on debt financing transactions						—
Other						5,811
Total other non-operating income and expenses						(599,360)
Loss before income taxes						(700,036)
Provision for income taxes						(9,332)
Net loss						(709,368)
Net income attributable to noncontrolling interests						285,512
Net loss attributable to Wynn Resorts, Limited						$(423,856)
(1)Except for Corporate and other, includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 16, "Leases".
(2)Primarily comprised of payroll, cost of goods sold, marketing, promotional, facilities, taxes and licenses (excluding gaming taxes) and other operating expenses.
(3)For Las Vegas Operations, includes table and slot license fees.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)"Adjusted Property EBITDAR" is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, gain on EBH Transaction, net, impairment of goodwill and intangible assets, property charges and other expenses, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other expenses (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income (loss) as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, the Company's calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(5)For the year ended December 31, 2024, includes $130.0 million of forfeitures pursuant to the NPA, the Company's $9.4 million contribution towards a legal settlement, $16.9 million of contract termination and other costs related to the closure of Wynn Interactive's digital sports betting and casino gaming business. Property charges and other expenses for the year ended December 31, 2024 also included $61.5 million of expensed project costs related to a discontinued development project, partially offset by a gain of $24.6 million related to the sale of certain Wynn Interactive assets. For the year ended December 31, 2023, includes $94.9 million related to the Company's decision to cease operating Wynn Interactive's online sports betting and iGaming platform in certain jurisdictions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2024	2023	2022
Capital expenditures
Macau Operations:
Wynn Palace	$107,458	$66,262	$31,946
Wynn Macau	57,669	25,602	13,003
Total Macau Operations	165,127	91,864	44,949
Las Vegas Operations	159,789	187,150	226,386
Encore Boston Harbor	32,652	70,578	20,187
Corporate and other	62,361	93,201	8,605
Total	$419,929	$442,793	$300,127

	December 31,
	2024	2023	2022
Assets
Macau Operations:
Wynn Palace	$2,813,190	$2,936,264	$2,884,073
Wynn Macau	1,412,795	1,864,211	1,430,051
Other Macau	778,928	886,175	268,017
Total Macau Operations	5,004,913	5,686,650	4,582,141
Las Vegas Operations	3,157,399	3,173,247	3,168,597
Encore Boston Harbor	1,980,420	2,006,565	2,080,424
Corporate and other	2,835,231	3,129,761	3,583,938
Total	$12,977,963	$13,996,223	$13,415,100

	December 31,
	2024	2023	2022
Long-lived assets
Macau	$3,095,411	$3,191,134	$3,382,284
United States	6,019,723	5,585,943	5,570,249
Total	$9,115,134	$8,777,077	$8,952,533

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarterly Consolidated Financial Information (Unaudited)

The following tables (in thousands, except per share data) present selected quarterly financial information for 2024 and 2023, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	Year Ended December 31, 2024
	First	Second	Third	Fourth	Year
Operating revenues	$1,862,909	$1,732,932	$1,693,323	$1,838,797	$7,127,961
Operating income	$362,941	$269,658	$133,237	$366,895	$1,132,731
Net income (loss)	$176,498	$146,273	$(5,415)	$322,360	$639,716
Net income (loss) attributable to Wynn Resorts, Limited	$144,216	$111,943	$(32,053)	$276,972	$501,078
Basic income (loss) per share	$1.30	$1.01	$(0.29)	$2.56	$4.56
Diluted income (loss) per share	$1.30	$0.91	$(0.29)	$2.29	$4.35

	Year Ended December 31, 2023
	First	Second	Third	Fourth	Year
Operating revenues	$1,423,679	$1,595,822	$1,671,936	$1,840,460	$6,531,897
Operating income	$169,515	$250,336	$62,595	$357,725	$840,171
Net income (loss)	$1,146	$127,835	$(120,541)	$773,777	$782,217
Net income (loss) attributable to Wynn Resorts, Limited	$12,332	$105,184	$(116,678)	$729,156	$729,994
Basic income (loss) per share	$0.11	$0.93	$(1.03)	$6.53	$6.49
Diluted income (loss) per share	$(0.02)	$0.84	$(1.03)	$6.19	$6.32

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young, LLP, an independent registered public accounting firm. Their attestation report appears under "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements.

None of the Company's directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 (the "2025 Proxy Statement") under the captions "Election of Directors," "Executive Officers," "Governance" and "Delinquent Section 16(a) Reports," and is incorporated herein by reference.

As part of the Company's commitment to integrity, the Board of Directors has adopted a Code of Business Conduct and Ethics ("Code") applicable to all directors, officers and employees of the Company and its subsidiaries. This Code is periodically reviewed by the Board of Directors. In the event we determine to amend certain provisions of this Code, or the Board of Directors grants any waivers of its requirements for any of our directors or executive officers, we intend to disclose such amendments or waivers on our website at https://wynnresortslimited.gcs-web.com/corporate-governance/code-business-conduct-and-ethics to the extent required by the Nasdaq listing standards.

Item 11. Executive Compensation

The information called for by this item will be contained in the 2025 Proxy Statement under the captions "Non-Employee Director Compensation Table," "Compensation Committee Report," "Executive Compensation Tables," "Summary Compensation Table" and "Compensation Discussion and Analysis" and is incorporated herein by reference. Although the Compensation Committee Report is being incorporated herein by reference, it shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item will be contained in the 2025 Proxy Statement under the caption "Certain Beneficial Ownership and Management" and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance, aggregated as to: (i) all compensation plans previously approved by stockholders, and (ii) all compensation plans not previously approved by stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	6,700	$68.25	3,000,262
Equity compensation plans not approved by security holders	—	—	—
Total	6,700	$68.25	3,000,262

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be contained in the 2025 Proxy Statement under the captions "Certain Relationships and Transactions" and "Governance" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this item will be contained in the 2025 Proxy Statement under the caption "Ratification of Appointment of Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
•Notes to Consolidated Financial Statements
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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Provision for Credit Losses	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for credit losses:
2024	$40,075	4,986	(7,367)	$37,694
2023	$78,842	(3,964)	(34,803)	$40,075
2022	$111,319	(7,295)	(25,182)	$78,842

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred income tax asset valuation allowance:
2024	$1,340,581	50,568	(786,504)	$604,645
2023	$2,437,202	96,623	(1,193,244)	$1,340,581
2022	$2,501,263	108,150	(172,211)	$2,437,202

(a)3. Exhibits
Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date
2.1	Equity Purchase Agreement, dated as of February 14, 2022 by and between Wynn MA, LLC and Realty Income Corporation.	8-K	2/14/2022
3.1	Third Amended and Restated Articles of Incorporation of the Registrant.	10-Q	5/8/2015
3.2	Ninth Amended and Restated Bylaws of the Registrant.	10-K	2/28/2020
4.1.0	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.	S-1	10/7/2002
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
4.1.4
Supplemental Indenture, dated February 23, 2024, by and among Wynn Resorts Finance, LLC, and Wynn Resorts Capital Corp., as joint and several obligors and the Guarantors named therein and U.S. Bank National Association, as trustee.
		8-K	2/23/2024
4.1.5
Indenture, dated September 20, 2024, by and among Wynn Resorts Finance, LLC, and Wynn Resorts Capital Corp., as joint and several obligors and the Guarantors named therein and U.S. Bank National Association, as trustee.
		8-K	9/20/2024
4.2	Description of Registrant's Securities.	10-K	2/23/2024
4.3	Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.	8-K	5/22/2013
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
4.15
Indenture, dated September 20, 2024, by and among Wynn Resorts Finance, LLC, and Wynn Resorts Capital Corp., as joint and several obligors and the Guarantors named therein and U.S. Bank National Association, as trustee.
		8-K	9/20/2024
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
10.1.9
Amendment No. 4 to Credit Agreement, dated as of September 16, 2024, by and among Wynn Resorts Finance, LLC, as borrower, the subsidiaries of borrower party hereto, as guarantors, Deutsche Bank AG New York Branch, as administrative agent.
		8-K	9/16/2024
10.1.10
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
		8-K	9/16/2024

10.2.1	Common Terms Agreement Sixth Amendment Agreement, dated December 21, 2018, between, among others, Wynn Resorts (Macau) S.A. as the company and Bank of China Limited, Macau Branch as security agent.	10-Q	2/28/2019
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
10.2.8
Second Amendment Agreement to the Existing Facility Agreement, dated as of September 20, 2024, by and among WM Cayman Holdings Limited II, as borrower, Wynn Macau, Limited, as guarantor, and Bank of China Limited, Macau Branch, as agent and a syndicate of lenders.
		8-K	9/23/2024
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
10.3.4
Third Amendment to Term Loan Agreement and First Amendment to Recourse Indemnity Agreement, dated as of October 2, 2024, by and among Wynn/CA Plaza Property Owner, LLC and Wynn/CA Property Owner, LLC, as borrowers, United Overseas Bank Limited, New York Agency, as administrative agent, and the guarantors and lenders party thereto.
		8-K	10/3/2024
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
		10-K	2/27/2023
10.4.7	Deed of Reversion (Wynn Palace), dated as of December 30, 2022, by and among Wynn Resorts (Macau) S.A., Palo Real Estate Company Limited, and the Macau Special Administrative Region.	10-K	2/27/2023
10.4.8	Deed of Reversion (Wynn Macau), dated as of December 30, 2022, by and among Wynn Resorts (Macau) S.A. and the Macau Special Administrative Region.	10-K	2/27/2023
10.4.9	Handover Deed, dated as of December 30, 2022, by and between Wynn Resorts (Macau) S.A. and the Macau Special Administrative Region.	10-K	2/27/2023
10.5.1	Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Macau, Limited and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.2	Amended and Restated Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Resorts (Macau), S.A., and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.3	Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between Wynn Las Vegas, LLC and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.4	Management Fee and Corporate Allocation Agreement, dated as of November 20, 2014, by and among Wynn MA, LLC and Wynn Resorts, Limited.	10-Q	2/29/2016
10.6.1	Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Macau, Limited.	10-Q	3/2/2015
10.6.2	Amended and Restated Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Resorts (Macau), S.A.	10-Q	3/2/2015
10.6.3	2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.	10-Q	5/8/2015
10.6.4	2014 Intellectual Property License Agreement, dated as of November 20, 2014, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn MA, LLC.	10-Q	2/29/2016
10.6.5	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
10.6.6	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
10.6.7	Intellectual Property License Agreement, dated as of January 1, 2025, by and between Wynn NKH, LLC, and Wynn Macau, Limited.	10-K	*
10.6.8	Intellectual Property License Agreement, dated as of January 1, 2025, by and between Wynn NKH, LLC, and Wynn Resorts (Macau), S.A.	10-K	*
10.6.9	Intellectual Property License Agreement, dated as of January 1, 2025, by and between Wynn Resorts, Holdings, LLC, Wynn Resorts, Limited and Wynn NKH, LLC.	10-K	*
10.7.1
Second Amended and Restated Shareholders' Agreement, dated June 21, 2024, by and among Wynn Resorts, Limited, RAK Hospitality Holding LLC, Al Marjan Island LLC, Wynn Resorts FZ-LLC, RAK HH IR FZ-LLC, AMI Island 3 IR FZ-LLC and Island 3 AMI FZ-LLC.
		10-K	*
+10.7.2.0	Employment Agreement, dated as of January 27, 2017 by and between Wynn Resorts, Limited and Craig Billings.	10-Q	5/4/2017

+10.7.2.1	First Amendment to Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Craig S. Billings.	10-Q	5/9/2018
+10.7.2.2	Second Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Craig Billings.	10-Q	8/8/2019
+10.7.2.3	Third Amended and Restated Employment Agreement dated as of January 1, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	10-K	2/26/2021
+10.7.2.4	Fourth Amended and Restated Employment Agreement dated as of May 24, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	8-K	5/24/2021
+10.7.2.5	Employment Agreement, dated November 9, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	10-Q	11/9/2021
+10.7.2.6	First Amendment to Employment Agreement, dated as of June 1, 2023, by and between Wynn Resorts, Limited and Craig S. Billings.	8-K	6/2/2023
+10.7.3.0	Employment Agreement, dated as of August 2, 2018, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2018
+10.7.3.1	First Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2019
+10.7.3.2	Second Amended and Restated Employment Agreement dated as of January 1, 2021, by and between Wynn Resorts, Limited and Ellen F. Whittemore.	10-K	2/26/2021
+10.7.3.3	Third Amended and Restated Employment Agreement dated as of January 12, 2022, by and between Wynn Resorts, Limited and Ellen F. Whittemore.	10-K	2/28/2022
+10.7.4.0	Employment Agreement, dated as of December 7, 2021 by and between Wynn Resorts, Limited and Julie Cameron-Doe.	10-K	2/28/2022
+10.7.4.1	First Amendment to Employment Agreement, dated as of April 13, 2022, by and between Wynn Resorts, Limited and Julie Cameron-Doe.	10-Q	5/10/2022
+10.7.4.2	Second Amendment to Employment Agreement, dated as of June 1, 2023, by and between Wynn Resorts, Limited and Julie Cameron-Doe.	8-K	6/2/2023
+10.7.5.1	Employment Agreement, dated as of September 15, 2024 by and between Wynn Resorts, Limited and Jacqui Krum.	10-K	*
+10.7.5.2	First Amendment to Employment Agreement, dated as of November 25, 2024 by and between Wynn Resorts, Limited and Jacqui Krum.	10-K	*
+10.8	Amended and Restated 2014 Omnibus Incentive Plan, dated January 1, 2017.	10-Q	2/24/2017
+10.9	Second Amended and Restated 2014 Omnibus Incentive Plan	S-8	8/12/2024
10.10	Cooperation Agreement, dated as of August 3, 2018, by and between Wynn Resorts, Limited and Elaine P. Wynn.	10-Q	8/6/2018
10.11
Second Amended and Restated Shareholders' Agreement, dated as of January 14, 2016, by and among Wynn Resorts (Macau), Ltd., Wynn Resorts International, Ltd., Chen Chi Ling Linda and Wynn Resorts (Macau), S.A.
		10-Q	2/28/2018
10.12	Form of Indemnity Agreement.	10-Q	9/18/2002
+10.13	Wynn Resorts, Limited Executive Retirement Plan	10-K	2/23/2024
10.14
Guarantee, dated as of February 5, 2025, between the Government of Ras Al Khaimah acting through the Investment and Development Office of Ras Al Khaimah and Wynn Resorts, Limited in favor of First Abu Dhabi Bank PJSC for itself and as security agent for the other Secured Parties.
		8-K	2/6/2025
19.1	Wynn Resorts, Limited Insider Trading Policy.	10-K	*
21.1	Subsidiaries of the Registrant.	10-K	*
23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.	10-K	*
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)	10-K	*
97	Wynn Resorts, Limited Clawback Policy	10-K	2/23/2024

101	The following material from Wynn Resorts, Limited's Annual Report on Form 10-K, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023, and 2022; (iv) the Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2024, 2023, and 2022; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	*
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.
*    Filed herewith.
+    Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 13, 2025	By:	/s/ Craig S. Billings
Craig S. Billings
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig S. Billings	Director, Chief Executive Officer (Principal Executive Officer)	February 13, 2025
Craig S. Billings

/s/ Julie Cameron-Doe	Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2025
Julie Cameron-Doe

/s/ Philip G. Satre	Non-Executive Chair of the Board and Director	February 13, 2025
Philip G. Satre

/s/ Betsy S. Atkins	Director	February 13, 2025
Betsy S. Atkins

/s/ Richard J. Byrne	Director	February 13, 2025
Richard J. Byrne

/s/ Paul Liu	Director	February 13, 2025
Paul Liu

/s/ Patricia Mulroy	Director	February 13, 2025
Patricia Mulroy

/s/ Margaret J. Myers	Director	February 13, 2025
Margaret J. Myers

/s/ Darnell Strom	Director	February 13, 2025
Darnell Strom

/s/ Winifred Webb	Director	February 13, 2025
Winifred Webb