Form 10-Q
period 2025-03-31
WYNN RESORTS LTD
filed 2025-05-06
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 000-50028

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2025
Common stock, par value $0.01	104,554,301

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,070,086	$2,426,155
Accounts receivable, net of allowance for credit losses of $40,623 and $37,694, respectively	334,004	324,016
Inventories	80,647	75,783
Prepaid expenses and other	109,711	95,725
Total current assets	2,594,448	2,921,679
Property and equipment, net	6,546,434	6,521,283
Restricted cash	95,390	95,638
Goodwill and intangible assets, net	265,233	273,062
Operating lease assets	1,792,213	1,797,276
Deferred income taxes, net	498,542	507,716
Investments in unconsolidated affiliates	706,378	648,217
Other assets	225,406	213,092
Total assets	$12,724,044	$12,977,963
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$223,662	$205,146
Customer deposits	491,306	508,651
Gaming taxes payable	188,599	171,983
Accrued compensation and benefits	156,260	229,305
Accrued interest	107,870	132,510
Current portion of long-term debt	1,039,942	41,250
Other accrued liabilities	189,156	250,689
Total current liabilities	2,396,795	1,539,534
Long-term debt	9,513,157	10,500,484
Long-term operating lease liabilities	1,631,300	1,623,890
Other long-term liabilities	284,713	282,658
Total liabilities	13,825,965	13,946,566
Commitments and contingencies (Note 15)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 134,136,743 and 133,584,126 shares issued; 105,869,624 and 107,821,567 shares outstanding, respectively	1,341	1,336
Treasury stock, at cost; 28,267,119 and 25,762,599 shares, respectively	(2,455,134)	(2,241,607)
Additional paid-in capital	3,727,019	3,698,800
Accumulated other comprehensive loss	(3,073)	(5,700)
Accumulated deficit	(1,630,831)	(1,676,990)
Total Wynn Resorts, Limited stockholders' deficit	(360,678)	(224,161)
Noncontrolling interests	(741,243)	(744,442)
Total stockholders' deficit	(1,101,921)	(968,603)
Total liabilities and stockholders' deficit	$12,724,044	$12,977,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating revenues:
Casino	$1,040,430	$1,121,466
Rooms	274,521	327,414
Food and beverage	249,879	266,938
Entertainment, retail and other	135,567	147,091
Total operating revenues	1,700,397	1,862,909
Operating expenses:
Casino	634,833	675,439
Rooms	84,097	82,077
Food and beverage	200,667	205,821
Entertainment, retail and other	62,186	71,012
General and administrative	275,689	271,616
Provision for credit losses	1,396	87
Pre-opening	5,287	2,035
Depreciation and amortization	155,421	174,933
Property charges and other	12,232	16,948
Total operating expenses	1,431,808	1,499,968
Operating income	268,589	362,941
Other income (expense):
Interest income	19,359	40,172
Interest expense, net of amounts capitalized	(157,608)	(182,404)
Change in derivatives fair value	(29,539)	(17,914)
Loss on debt financing transactions	—	(1,561)
Other	(8,374)	(4,722)
Other income (expense), net	(176,162)	(166,429)
Income before income taxes	92,427	196,512
Provision for income taxes	(11,022)	(20,014)
Net income	81,405	176,498
Less: net income attributable to noncontrolling interests	(8,658)	(32,282)
Net income attributable to Wynn Resorts, Limited	$72,747	$144,216
Basic and diluted net income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$0.69	$1.30
Diluted	$0.69	$1.30
Weighted average common shares outstanding:
Basic	105,492	111,023
Diluted	105,730	111,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$81,405	$176,498
Other comprehensive income:
Foreign currency translation adjustments, before and after tax	3,630	1,989
Total comprehensive income	85,035	178,487
Less: comprehensive income attributable to noncontrolling interests	(9,661)	(32,847)
Comprehensive income attributable to Wynn Resorts, Limited	$75,374	$145,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the three months ended March 31, 2025
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2025	107,821,567	$1,336	$(2,241,607)	$3,698,800	$(5,700)	$(1,676,990)	$(224,161)	$(744,442)	$(968,603)
Net income	—	—	—	—	—	72,747	72,747	8,658	81,405
Currency translation adjustment	—	—	—	—	2,627	—	2,627	1,003	3,630
Issuance of restricted stock	560,906	5	—	7,917	—	—	7,922	—	7,922
Cancellation of restricted stock	(8,289)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(2,504,560)	—	(213,527)	—	—	—	(213,527)	—	(213,527)
Cash dividends declared	—	—	—	—	—	(26,588)	(26,588)	—	(26,588)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6,286)	(6,286)
Transactions with subsidiary minority shareholders	—	—	—	1,558	—	—	1,558	(1,558)	—
Stock-based compensation	—	—	—	18,744	—	—	18,744	1,382	20,126
Balances, March 31, 2025	105,869,624	$1,341	$(2,455,134)	$3,727,019	$(3,073)	$(1,630,831)	$(360,678)	$(741,243)	$(1,101,921)

	For the three months ended March 31, 2024
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2024	111,737,245	$1,330	$(1,836,326)	$3,647,161	$3,406	$(2,066,953)	$(251,382)	$(849,552)	$(1,100,934)
Net income	—	—	—	—	—	144,216	144,216	32,282	176,498
Currency translation adjustment	—	—	—	—	1,424	—	1,424	565	1,989
Exercise of stock options	17,285	—	—	1,017	—	—	1,017	—	1,017
Issuance of restricted stock	439,668	5	—	8,010	—	—	8,015	—	8,015
Cancellation of restricted stock	(4,214)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(118,835)	—	(12,846)	—	—	—	(12,846)	—	(12,846)
Cash dividends declared	—	—	—	—	—	(28,018)	(28,018)	—	(28,018)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(5,996)	(5,996)
Transactions with subsidiary minority shareholders	—	—	—	(11,873)	—	—	(11,873)	11,873	—
Stock-based compensation	—	—	—	12,494	—	—	12,494	1,401	13,895
Balances, March 31, 2024	112,071,149	$1,335	$(1,849,172)	$3,656,809	$4,830	$(1,950,755)	$(136,953)	$(809,427)	$(946,380)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$81,405	$176,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,421	174,933
Deferred income taxes	9,174	16,774
Stock-based compensation expense	19,400	14,369
Amortization of debt issuance costs	10,110	10,350
Loss on debt financing transactions	—	1,561
Provision for credit losses	1,396	87
Change in derivatives fair value	29,539	17,914
Property charges and other	17,683	19,261
Increase (decrease) in cash from changes in:
Receivables, net	(11,681)	44,352
Inventories, prepaid expenses and other	(18,861)	(21,728)
Customer deposits	(16,184)	(53,147)
Accounts payable and accrued expenses	(143,628)	(86,130)
Net cash provided by operating activities	133,774	315,094
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(159,931)	(97,702)
Investments in unconsolidated affiliates	(61,484)	(69,928)
Purchase of intangible and other assets	(300)	(15)
Proceeds from sale of assets and other	204	226
Net cash used in investing activities	(221,511)	(167,419)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	412,000
Repayments of long-term debt	(10,313)	(956,666)
Repurchase of common stock	(212,048)	(11,374)
Proceeds from exercise of stock options	—	1,017
Distribution to noncontrolling interest	(6,286)	(5,996)
Dividends paid	(26,793)	(27,959)
Finance lease payments	(6,348)	(5,056)
Payments for financing costs	—	(5,843)
Other	(5,163)	(4,486)
Net cash used in financing activities	(266,951)	(604,363)
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,629)	(2,375)
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(356,317)	(459,063)
Balance, beginning of period	2,521,793	2,969,412
Balance, end of period	$2,165,476	$2,510,349
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

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 16, "Retail Joint Venture." If the entity does not qualify for consolidation and the Company has significant influence over the operating and financial decisions of the entity, the Company accounts for the entity under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the condensed consolidated balance sheet as of December 31, 2024 have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on previously reported total assets, total liabilities, and total stockholders' deficit.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the financial statements relate to and include, but are not limited to, inputs into the Company's estimated allowance for deferred tax assets and credit losses, estimates regarding the useful lives and recoverability of long-lived and intangible assets, and valuations of derivatives.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Income. These taxes totaled $440.7 million and $488.8 million for the three months ended March 31, 2025 and 2024, respectively.

Investments in Unconsolidated Affiliates

The Company accounts for its investment in Island 3, an unconsolidated affiliate which is constructing Wynn Al Marjan Island, using the equity method. Under the equity method, the investment's carrying value is adjusted for the Company’s share of the investee's earnings and losses, capital contributions to and distributions from Island 3, and capitalization of interest cost incurred by the Company during the investee's initial development period. The Company recognized an equity-method loss of $3.3 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively, in Pre-opening expense within the Condensed Consolidated Statements of Income.

Recently Issued Accounting Standards

The Company’s management has evaluated all of the recently issued, but not yet effective, accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position, results of operations and cash flows.

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents:
Cash (1)	$1,294,316	$1,639,151
Cash equivalents (2)	775,770	787,004
Total cash and cash equivalents	2,070,086	2,426,155
Restricted cash (3)	95,390	95,638
Total cash, cash equivalents and restricted cash	$2,165,476	$2,521,793
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in trusts in accordance with WML's share award plans, and as of March 31, 2025 and December 31, 2024 included $87.4 million and $87.5 million, respectively, in the form of a first demand bank guarantee in favor of the Macau government to support the legal and contractual obligations of Wynn Resorts (Macau) S.A. ("Wynn Macau SA") through the term of Wynn Macau SA's gaming concession contract.

The following table presents the supplemental cash flow disclosures of the Company (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for interest, net of amounts capitalized	$177,005	$183,812
Liability settled with shares of common stock	$7,922	$8,015
Accounts and construction payables related to property and equipment	$85,748	$58,096
Finance lease liabilities arising from obtaining finance lease assets	$39,345	$3,333

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Casino	$228,723	$236,642
Hotel	45,819	45,996
Other	100,085	79,072
	374,627	361,710
Less: allowance for credit losses	(40,623)	(37,694)
	$334,004	$324,016

As of March 31, 2025 and December 31, 2024, approximately 72.5% and 70.9%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 16.7% and 14.7% of gross casino receivables as of March 31, 2025 and December 31, 2024, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	March 31,
	2025	2024
Balance at beginning of year	$37,694	$40,075
Provision for credit losses	1,396	87
Write-offs	(2,161)	(2,519)
Recoveries of receivables previously written off	3,722	2,987
Effect of exchange rate	(28)	(8)
Balance at end of period	$40,623	$40,622

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Buildings and improvements	$8,533,318	$8,547,922
Land and improvements	1,211,465	1,210,455
Furniture, fixtures and equipment	3,474,538	3,424,361
Airplanes	110,623	110,623
Construction in progress	369,205	287,436
	13,699,149	13,580,797
Less: accumulated depreciation	(7,152,715)	(7,059,514)
	$6,546,434	$6,521,283

As of March 31, 2025 and December 31, 2024, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties.

Depreciation expense for the three months ended March 31, 2025 and 2024 was $142.6 million and $158.1 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Macau Related:
WM Cayman II Revolver, due 2028 (1)	$1,150,017	$1,151,874
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 4 1/2% Convertible Bonds, due 2029 (2)	600,000	600,000

U.S. and Corporate Related:
WRF Credit Facilities (3):
WRF Term Loan, due 2027	752,813	763,125
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	1,000,000	1,000,000
WRF 6 1/4% Senior Notes, due 2033	800,000	800,000
Retail Term Loan, due 2027 (4)	600,000	600,000
	10,632,830	10,644,999
WML Convertible Bond Conversion Option Derivative	48,982	33,007
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(128,713)	(136,272)
	10,553,099	10,541,734
Less: Current portion of long-term debt	(1,039,942)	(41,250)
Total long-term debt, net of current portion	$9,513,157	$10,500,484
(1) As of March 31, 2025, the borrowings under the WM Cayman II Revolver bear interest at the term secured overnight financing rate ("Term SOFR") plus a credit adjustment spread of 0.10% or the Hong Kong Interbank Offered Rate ("HIBOR"), in each case plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $239.1 million and $911.0 million of the WM Cayman II Revolver bears interest at a rate of Term SOFR plus 1.975% per year and HIBOR plus 1.875% per year, respectively. As of March 31, 2025, the weighted average interest rate was approximately 5.76%. As of March 31, 2025, the available borrowing capacity under the WM Cayman II Revolver was $353.3 million.
(2) As of March 31, 2025, the net carrying amount of the WML Convertible Bonds was $503.5 million, with unamortized debt discount and debt issuance costs of $96.5 million. The Company recorded contractual interest expense of $6.8 million and $6.8 million and amortization of discounts and issuance costs of $5.0 million and $4.6 million during the three months ended March 31, 2025 and 2024, respectively.
(3) The WRF Credit Facilities bear interest at a rate of Term SOFR plus 1.75% per year. As of March 31, 2025, the weighted average interest rate was approximately 6.17%. Additionally, as of March 31, 2025, the available borrowing capacity under the WRF Revolver was $735.3 million, net of $14.7 million in outstanding letters of credit.
(4) The Retail Term Loan bears interest at a rate of adjusted daily simple secured overnight financing rate ("SOFR") plus 2.15% per year. As of March 31, 2025, the effective interest rate was 5.54%.

Debt Covenant Compliance

As of March 31, 2025, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of March 31, 2025 and December 31, 2024 was approximately $10.45 billion and $10.46 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $10.63 billion and $10.64 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 7 - Derivative Instruments

WML Convertible Bond Conversion Option

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

	March 31, 2025		December 31, 2024
WML stock price	HK$	5.57	HK$	5.39
Estimated volatility	36.4%		31.2%
Risk-free interest rate	3.3%		3.6%
Expected term (years)	3.9		4.2
Dividend yield (1)	0.0%		0.0%
(1) Dividend yield is assumed to be zero in the lattice model used to value the WML Convertible Bond Conversion Option Derivative, due to a dividend protection feature in the WML Convertible Bond Agreement.

As of March 31, 2025 and December 31, 2024, the estimated fair value of the embedded derivative was a liability of $49.0 million and $33.0 million, respectively, recorded in Long-term debt in the accompanying Condensed Consolidated Balance Sheets. In connection with the change in fair value, the Company recorded a loss of $16.0 million and $16.3 million within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024, respectively.

Foreign Currency Swaps

In March 2025, the Company entered into three foreign currency swap agreements (the "Foreign Currency Swaps") with the objective of managing foreign currency exchange rate risk associated with the U.S. dollar denominated 2026 WML 5 1/2% Senior Notes, 2027 WML 5 1/2% Senior Notes, and 2028 WML 5 5/8% Senior Notes. The Foreign Currency Swaps exchange predetermined amounts of Hong Kong dollars for U.S. dollars at a contractual spot rate, have notional amounts of $800.0 million, $750.0 million, and $1.35 billion, and mature in January 2026, October 2027, and August 2028, respectively.

As of March 31, 2025, the total fair value of the Foreign Currency Swaps was a liability of $9.3 million, of which $0.7 million was recorded in Other accrued liabilities and $8.6 million was recorded in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The fair values of the Foreign Currency Swaps were estimated based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). Changes in the fair values of the Foreign Currency Swaps are recorded in earnings, as these instruments are not designated as hedges. In connection with the change in fair value, the Company recorded a loss of $9.3 million within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2025.

Note 8 - Stockholders' Deficit

Equity Repurchase Program

In November 2024, the Company’s Board of Directors authorized an increase in the amount of the Company's outstanding shares of common stock available for repurchase under the previously available repurchase authorization to $1.00 billion. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
During the three months ended March 31, 2025, the Company repurchased 2,360,194 shares of its common stock at an average price of $84.76 per share for an aggregate cost of $200.0 million under the equity repurchase program. As of March 31, 2025, the Company had $613.0 million in repurchase authority remaining under the program.

Dividends

The Company paid a cash dividend of $0.25 per share on its common stock during each of the three month periods ended March 31, 2025 and 2024 and recorded $26.6 million and $28.0 million against accumulated deficit, respectively.

On May 6, 2025, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on May 30, 2025 to stockholders of record as of May 16, 2025.

Noncontrolling Interests

Wynn Macau, Limited

The WML Board of Directors has recommended the payment of a final dividend for the year ended December 31, 2024 of HK$0.185 per share on its common stock payable on June 11, 2025 to stockholders of record as of June 2, 2025. The payment of the final dividend is conditional upon shareholder approval at WML's 2025 Annual General Meeting to be held on May 23, 2025.

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

Retail Joint Venture

During the three months ended March 31, 2025 and 2024, the Retail Joint Venture made aggregate distributions of approximately $6.3 million and $6.0 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 16, "Retail Joint Venture."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	March 31, 2025	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$775,770	$—	$775,770	$—
Restricted cash	$95,390	$6,487	$88,903	$—
Interest rate swap	$3,283	$—	$3,283	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$48,982	$—	$—	$48,982
Foreign Currency Swaps (see Note 7)	$9,329	$—	$9,329	$—

		Fair Value Measurements Using:
	December 31, 2024	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$787,004	$—	$787,004	$—
Restricted cash	$95,638	$6,434	$89,204	$—
Interest rate swap	$7,510	$—	$7,510	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$33,007	$—	$—	$33,007

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	March 31, 2025	December 31, 2024	Increase / (decrease)	March 31, 2024	December 31, 2023	Increase / (decrease)
Casino outstanding chips and front money deposits (1)	$392,825	$409,928	$(17,103)	$393,603	$433,269	$(39,666)
Advance room deposits and ticket sales (2)	80,645	84,460	(3,815)	82,097	89,640	(7,543)
Other gaming-related liabilities (3)	12,259	15,458	(3,199)	20,526	24,964	(4,438)
Loyalty program and related liabilities (4)	29,663	29,489	174	28,747	31,106	(2,359)
	$515,392	$539,335	$(23,943)	$524,973	$578,979	$(54,006)
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

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Casino	$908	$675
Rooms	254	228
Food and beverage	787	412
Entertainment, retail and other	139	746
General and administrative	17,312	12,308
Total stock-based compensation expense	19,400	14,369
Total stock-based compensation capitalized	1,382	1,302
Total stock-based compensation costs	$20,782	$15,671

Note 12 - Income Taxes

The Company recorded an income tax expense of $11.0 million and $20.0 million for the three months ended March 31, 2025 and 2024, respectively, primarily related to its U.S.-based operating profits.

The difference between the statutory tax rate of 21% and the effective tax rate of 11.9% is due to the exemption from Macau’s 12% Complementary Tax on casino gaming profits earned by Wynn Macau SA.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to Wynn Resorts, Limited - basic	$72,747	$144,216
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds (1)	—	—
Net income attributable to Wynn Resorts, Limited - diluted	$72,747	$144,216

Denominator:
Weighted average common shares outstanding	105,492	111,023
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	238	310
Weighted average common and common equivalent shares outstanding	105,730	111,333

Net income attributable to Wynn Resorts, Limited per common share, basic	$0.69	$1.30
Net income attributable to Wynn Resorts, Limited per common share, diluted	$0.69	$1.30

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	548	281
(1) The assumed conversion of the WML Convertible Bonds had an anti-dilutive impact for the three months ended March 31, 2025 and 2024.

Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Minimum rental income	$36,460	$34,170
Contingent rental income	15,067	20,639
Total rental income	$51,527	$54,809

Note 15 - Commitments and Contingencies

Litigation

The Company and its affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations, and cash flows.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Wynn Al Marjan Island Funding Commitment

In connection with the construction of Wynn Al Marjan Island, the Company is required to contribute capital to Island 3 to fund 40% of the project design and development costs in exchange for a pro-rata share of equity in Island 3. During the three months ended March 31, 2025, the Company contributed $51.2 million of cash into Island 3, bringing our life-to-date cash contributions to $682.9 million. The Company's remaining 40% pro-rata share of the required equity for the construction of Wynn Al Marjan Island is estimated to be between $650 million and $725 million inclusive of capitalized interest, fees, and certain improvements on the Island.

Al Marjan Facility Completion Guarantee

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

The Company is not a party to the Al Marjan Facility Agreement, but as a condition precedent to the Al Marjan Facility being made available to the Borrower, the Company and the government of Ras Al Khaimah, acting through the Investment and Development Office of Ras Al Khaimah (collectively the "Al Marjan Guarantors"), entered into a guarantee (the "Completion Guarantee") in favor of First Abu Dhabi Bank PJSC, as security agent for itself (the "Security Agent") and the other secured parties (collectively, the "Secured Parties") under the Al Marjan Facility Agreement.

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

Note 16 - Retail Joint Venture

As of March 31, 2025 and December 31, 2024, the Retail Joint Venture had total assets of $96.4 million and $100.3 million, respectively, and total liabilities of $605.4 million and $605.8 million, respectively. As of March 31, 2025 and December 31, 2024, the Retail Joint Venture's liabilities included long-term debt of $597.6 million and $597.3 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

The following tables present the Company's segment information (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2025
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Corporate and Other	Total
Operating revenues
Casino	$444,508	$275,550	$160,993	$159,379	$—	$1,040,430
Rooms	36,615	23,297	195,868	18,741	—	274,521
Food and beverage	31,738	18,792	179,442	19,907	—	249,879
Entertainment, retail and other(1)	23,068	12,321	88,982	11,196	—	135,567
Total operating revenues	535,929	329,960	625,285	209,223	—	1,700,397

Cost of revenue(2)	137,752	99,708	383,316	105,754	—
Gaming taxes(3)	236,292	140,053	18,608	46,015	—
Adjusted Property EBITDAR(4)	$161,885	$90,199	$223,361	$57,454	$—	$532,899

Other operating expenses
Pre-opening						5,287
Depreciation and amortization						155,421
Property charges and other						12,232
Corporate expense and other						36,581
Stock-based compensation						19,400
Triple-net operating lease expense						35,389
Total other operating expenses						264,310
Operating income						268,589
Other non-operating income and expenses
Interest income						19,359
Interest expense, net of amounts capitalized						(157,608)
Change in derivatives fair value						(29,539)
Other						(8,374)
Total other non-operating income and expenses						(176,162)
Income before income taxes						92,427
Provision for income taxes						(11,022)
Net income						81,405
Net income attributable to noncontrolling interests						(8,658)
Net income attributable to Wynn Resorts, Limited						$72,747

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2024
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Corporate and Other	Total
Operating revenues
Casino	$473,781	$346,353	$135,163	$166,169	$—	$1,121,466
Rooms	53,936	28,619	224,076	20,783	—	327,414
Food and beverage	32,070	21,019	193,610	20,239	—	266,938
Entertainment, retail and other(1)	27,114	15,753	83,699	10,593	9,932	147,091
Total operating revenues	586,901	411,744	636,548	217,784	9,932	1,862,909

Cost of revenue(2)	135,507	103,706	372,316	105,909	9,962
Gaming taxes(3)	249,024	170,852	17,970	48,740	2,388
Adjusted Property EBITDAR(4)	$202,370	$137,186	$246,262	$63,135	$(2,418)	$646,535

Other operating expenses
Pre-opening						2,035
Depreciation and amortization						174,933
Property charges and other						16,948
Corporate expense and other						39,905
Stock-based compensation						14,369
Triple-net operating lease expense						35,404
Total other operating expenses						283,594
Operating income						362,941
Other non-operating income and expenses
Interest income						40,172
Interest expense, net of amounts capitalized						(182,404)
Change in derivatives fair value						(17,914)
Loss on debt financing transactions						(1,561)
Other						(4,722)
Total other non-operating income and expenses						(166,429)
Income before income taxes						196,512
Provision for income taxes						(20,014)
Net income						176,498
Net income attributable to noncontrolling interests						(32,282)
Net income attributable to Wynn Resorts, Limited						$144,216
(1) Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 14, "Leases."
(2) Primarily comprised of payroll, cost of goods sold, marketing, promotional, facilities, taxes and licenses (excluding gaming taxes) and other operating expenses.
(3) For Las Vegas Operations, includes table and slot license fees.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(4) "Adjusted Property EBITDAR" is net income before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other expenses, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other expenses (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, the Company's calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Capital expenditures
Macau Operations:
Wynn Palace	$50,109	$29,465
Wynn Macau	15,480	17,345
Total Macau Operations	65,589	46,810
Las Vegas Operations	56,150	24,724
Encore Boston Harbor	4,685	11,785
Corporate and other	33,507	14,383
Total	$159,931	$97,702

	March 31, 2025	December 31, 2024
Assets
Macau Operations:
Wynn Palace	$2,819,349	$2,813,190
Wynn Macau	1,399,308	1,412,795
Other Macau	807,672	778,928
Total Macau Operations	5,026,329	5,004,913
Las Vegas Operations	3,148,655	3,157,399
Encore Boston Harbor	1,972,445	1,980,420
Corporate and other	2,576,615	2,835,231
Total	$12,724,044	$12,977,963

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2024. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Forward-Looking Statements."

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A — "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

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

Results of Operations

Summary of first quarter 2025 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues	$1,700,397	$1,862,909	$(162,512)	(8.7)
Net income attributable to Wynn Resorts, Limited	72,747	144,216	(71,469)	(49.6)
Diluted net income per share	0.69	1.30	(0.61)	(46.9)

The decrease in operating revenues for the three months ended March 31, 2025 was largely driven by decreased operating revenues of $132.8 million at our Macau Operations primarily as a result of lower VIP win as a percentage of turnover and mass market table games win, as well as a decrease in ADR across our properties.

The decrease in net income attributable to Wynn Resorts, Limited for the three months ended March 31, 2025 was primarily due to a decrease in operating revenues at our Macau Operations, partially offset by a decrease in operating expenses.

Financial results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$535,929	$586,901	$(50,972)	(8.7)
Wynn Macau	329,960	411,744	(81,784)	(19.9)
Total Macau Operations	865,889	998,645	(132,756)	(13.3)
Las Vegas Operations	625,285	636,548	(11,263)	(1.8)
Encore Boston Harbor	209,223	217,784	(8,561)	(3.9)
Corporate and other	—	9,932	(9,932)	NM
	$1,700,397	$1,862,909	$(162,512)	(8.7)
NM - Not meaningful.

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,040,430	$1,121,466	$(81,036)	(7.2)
Non-casino revenues:
Rooms	274,521	327,414	(52,893)	(16.2)
Food and beverage	249,879	266,938	(17,059)	(6.4)
Entertainment, retail and other	135,567	147,091	(11,524)	(7.8)
Total non-casino revenues	659,967	741,443	(81,476)	(11.0)
	$1,700,397	$1,862,909	$(162,512)	(8.7)

Casino revenues for the three months ended March 31, 2025 were 61.2% of operating revenues, compared to 60.2% for the same period of 2024. Non-casino revenues for the three months ended March 31, 2025 were 38.8% of operating revenues, compared to 39.8% for the same period of 2024.

Casino revenues

Casino revenues decreased primarily due to lower VIP win as a percentage of turnover and mass market table games win at our Macau Operations, partially offset by an increase in casino revenues from our Las Vegas Operations primarily due to higher slot machine handle.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended March 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$444,508	$473,781	$(29,273)	(6.2)
VIP:
Average number of table games	55	59	(4)	(6.8)
VIP turnover	$4,005,041	$3,921,085	$83,956	2.1
VIP table games win	$104,532	$129,414	$(24,882)	(19.2)
VIP win as a % of turnover	2.61%	3.30%	(0.69)
Table games win per unit per day	$21,096	$24,276	$(3,180)	(13.1)
Mass market:
Average number of table games	247	245	2	0.8
Table drop	$1,704,398	$1,782,184	$(77,786)	(4.4)
Table games win	$422,392	$437,323	$(14,931)	(3.4)
Table games win %	24.8%	24.5%	0.3
Table games win per unit per day	$18,968	$19,589	$(621)	(3.2)
Average number of slot machines	650	573	77	13.4
Slot machine handle	$734,869	$595,621	$139,248	23.4
Slot machine win	$29,356	$30,970	$(1,614)	(5.2)
Slot machine win per unit per day	$502	$594	$(92)	(15.5)
Wynn Macau:
Total casino revenues	$275,550	$346,353	$(70,803)	(20.4)
VIP:
Average number of table games	30	30	—	—
VIP turnover	$1,437,047	$1,589,685	$(152,638)	(9.6)
VIP table games win	$15,714	$53,906	$(38,192)	(70.8)
VIP win as a % of turnover	1.09%	3.39%	(2.30)
Table games win per unit per day	$5,912	$19,746	$(13,834)	(70.1)
Mass market:
Average number of table games	221	221	—	—
Table drop	$1,542,885	$1,683,151	$(140,266)	(8.3)
Table games win	$288,549	$326,320	$(37,771)	(11.6)
Table games win %	18.7%	19.4%	(0.7)
Table games win per unit per day	$14,520	$16,194	$(1,674)	(10.3)
Average number of slot machines	729	583	146	25.0
Slot machine handle	$853,407	$730,389	$123,018	16.8
Slot machine win	$24,367	$26,192	$(1,825)	(7.0)
Slot machine win per unit per day	$372	$494	$(122)	(24.7)
Poker rake	$3,220	$5,019	$(1,799)	(35.8)

	Three Months Ended March 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$160,993	$135,163	$25,830	19.1
Average number of table games	236	234	2	0.9
Table drop	$592,527	$604,174	$(11,647)	(1.9)
Table games win	$144,061	$156,611	$(12,550)	(8.0)
Table games win %	24.3%	25.9%	(1.6)
Table games win per unit per day	$6,774	$7,357	$(583)	(7.9)
Average number of slot machines	1,590	1,618	(28)	(1.7)
Slot machine handle	$1,778,087	$1,496,078	$282,009	18.8
Slot machine win	$123,244	$99,756	$23,488	23.5
Slot machine win per unit per day	$861	$677	$184	27.2
Poker rake	$4,332	$4,522	$(190)	(4.2)
Encore Boston Harbor:
Total casino revenues	$159,379	$166,169	$(6,790)	(4.1)
Average number of table games	172	183	(11)	(6.0)
Table drop	$340,062	$366,812	$(26,750)	(7.3)
Table games win	$69,883	$82,978	$(13,095)	(15.8)
Table games win %	20.5%	22.6%	(2.1)
Table games win per unit per day	$4,514	$4,970	$(456)	(9.2)
Average number of slot machines	2,717	2,635	82	3.1
Slot machine handle	$1,357,199	$1,402,847	$(45,648)	(3.3)
Slot machine win	$107,482	$104,665	$2,817	2.7
Slot machine win per unit per day	$439	$437	$2	0.5
Poker rake	$5,642	$5,781	$(139)	(2.4)

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended March 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$36,615	$53,936	$(17,321)	(32.1)
Occupancy	98.3%	98.8%	(0.5)
ADR	$222	$337	$(115)	(34.1)
REVPAR	$218	$333	$(115)	(34.5)
Wynn Macau:
Total room revenues (dollars in thousands)	$23,297	$28,619	$(5,322)	(18.6)
Occupancy	99.1%	99.4%	(0.3)
ADR	$234	$284	$(50)	(17.6)
REVPAR	$232	$282	$(50)	(17.7)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$195,868	$224,076	$(28,208)	(12.6)
Occupancy	87.4%	88.0%	(0.6)
ADR	$527	$595	$(68)	(11.4)
REVPAR	$461	$524	$(63)	(12.0)
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$18,741	$20,783	$(2,042)	(9.8)
Occupancy	88.1%	89.7%	(1.6)
ADR	$357	$381	$(24)	(6.3)
REVPAR	$315	$342	$(27)	(7.9)

Room revenues decreased $52.9 million, primarily due to lower ADR. Room revenues during the three months ended March 31, 2024 benefited from higher room rates during the Super Bowl that was held in Las Vegas.

Food and beverage revenues decreased $17.1 million primarily due to decreased covers at our Las Vegas Operations. The three months ended March 31, 2024 included incremental food and beverage revenue from Super Bowl-related events and from outlets undergoing renovations during the three months ended March 31, 2025.

Entertainment, retail and other revenues decreased $11.5 million, primarily due to a decrease in operating revenues at Wynn Interactive following the closure of its digital sports betting and casino gaming business in the third quarter of 2024.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$634,833	$675,439	$(40,606)	(6.0)
Rooms	84,097	82,077	2,020	2.5
Food and beverage	200,667	205,821	(5,154)	(2.5)
Entertainment, retail and other	62,186	71,012	(8,826)	(12.4)
General and administrative	275,689	271,616	4,073	1.5
Provision for credit losses	1,396	87	1,309	NM
Pre-opening	5,287	2,035	3,252	159.8
Depreciation and amortization	155,421	174,933	(19,512)	(11.2)
Property charges and other	12,232	16,948	(4,716)	(27.8)
Total operating expenses	$1,431,808	$1,499,968	$(68,160)	(4.5)
NM - Not meaningful.

The decrease in total operating expenses was primarily due to lower casino expenses at our Macau Operations driven by a decrease in gaming tax expense and a decrease in depreciation and amortization expense at Encore Boston Harbor.

Casino expenses decreased $29.6 million and $11.0 million at Wynn Macau and Wynn Palace, respectively, which includes decreases of $30.8 million and $12.7 million in gaming tax expense at Wynn Macau and Wynn Palace, respectively, as a result of lower casino revenues.

Entertainment, retail and other expenses decreased $5.2 million primarily due to decreased operating costs related to Wynn Interactive following the closure of its digital sports betting and casino gaming business in the third quarter of 2024.

Depreciation and amortization decreased $17.4 million at Encore Boston Harbor as result of certain furniture, fixtures and equipment assets being fully depreciated five years after the opening of the property in June of 2019.

Property charges and other expenses for the three months ended March 31, 2025 consisted primarily of asset abandonments of $4.8 million at our Macau Operations and contract termination costs of $5.8 million at Encore Boston Harbor. Property charges and other expenses for the three months ended March 31, 2024 consisted primarily of asset abandonments of $11.4 million at Wynn Palace and contract terminations and other expenses of $5.1 million at Corporate and other.

Other non-operating income and expenses

Interest expense, net of capitalized interest, decreased $24.8 million due to a decrease in the weighted average debt balance, from $11.92 billion for the three months ended March 31, 2024, to $10.94 billion for the three months ended March 31, 2025, and a decrease in the weighted average interest rate, from 6.11% for the three months ended March 31, 2024, to 5.76% for the three months ended March 31, 2025. In addition, we capitalized interest of $10.2 million and $3.3 million in the three months ended March 31, 2025 and 2024, respectively.

We recorded interest income of $19.4 million and $40.2 million in the three months ended March 31, 2025 and 2024, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement loss of $8.4 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a loss of $29.5 million for the three months ended March 31, 2025, from change in derivatives fair value, primarily related to the conversion feature of the WML Convertible Bonds and foreign currency swaps. We recorded a loss of $17.9 million for the three months ended March 31, 2024, from change in derivatives fair value, primarily related to the conversion feature of the WML Convertible Bonds. For more information on the Company's derivative instruments, refer to Item 1—"Notes to Condensed Consolidated Financial Statements," Note 7, "Derivative Instruments."

We recorded a $1.6 million loss on debt financing transactions in the three months ended March 31, 2024, primarily related to the issuance of the 2031 Add-On WRF Senior Notes and the repurchase of the 2025 WLV Senior Notes.

Income taxes

We recorded an income tax expense of $11.0 million and $20.0 million for the three months ended March 31, 2025 and 2024, respectively, primarily related to our U.S.-based operating profits.

Net income attributable to noncontrolling interests

We recognized net income attributable to noncontrolling interests of $8.7 million and $32.3 million for the three months ended March 31, 2025 and 2024, respectively. These amounts are primarily related to the noncontrolling interests' share of net income attributable to WML.

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

	Three Months Ended March 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Wynn Palace	$161,885	$202,370	$(40,485)	(20.0)
Wynn Macau	90,199	137,186	(46,987)	(34.3)
Las Vegas Operations	223,361	246,262	(22,901)	(9.3)
Encore Boston Harbor	57,454	63,135	(5,681)	(9.0)
Corporate and other	—	(2,418)	2,418	NM
NM - Not meaningful.

Adjusted Property EBITDAR at Wynn Macau and Wynn Palace decreased $47.0 million and $40.5 million, respectively, for the three months ended March 31, 2025 primarily due to a combined decrease in casino revenues of $100.1 million, partially offset by a decrease in gaming tax expense.

Adjusted Property EBITDAR at our Las Vegas Operations decreased $22.9 million for the three months ended March 31, 2025 primarily due to higher operating expenses and a decrease in non-gaming revenues of $37.1 million. During the three months ended March 31, 2024, our hotel, restaurant, and nightlife operations benefited from higher room rates and incremental food and beverage revenues during the Super Bowl that was held in Las Vegas. The decrease for the three months ended March 31, 2025 was partially offset by an increase in casino revenues of $25.8 million.

Adjusted Property EBITDAR at Encore Boston Harbor decreased $5.7 million for the three months ended March 31, 2025, primarily due to a decrease in operating revenues of $8.6 million, partially offset by a decrease in operating expenses.

Adjusted Property EBITDAR at Corporate and other increased $2.4 million for the three months ended March 31, 2025 as a result of ceasing our digital sports betting and casino gaming operations in the third quarter of 2024.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Three Months Ended March 31,
Cash Flows - Summary	2025	2024
Cash flows from operating activities	$133,774	$315,094

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(159,931)	(97,702)
Investments in unconsolidated affiliates	(61,484)	(69,928)
Purchase of intangible and other assets	(300)	(15)
Proceeds from sale of assets and other	204	226
Net cash used in investing activities	(221,511)	(167,419)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	412,000
Repayments of long-term debt	(10,313)	(956,666)
Repurchase of common stock	(212,048)	(11,374)
Proceeds from exercise of stock options	—	1,017
Distribution to noncontrolling interest	(6,286)	(5,996)
Dividends paid	(26,793)	(27,959)
Finance lease payments	(6,348)	(5,056)
Payments for financing costs	—	(5,843)
Other	(5,163)	(4,486)
Net cash used in financing activities	(266,951)	(604,363)

Effect of exchange rate on cash, cash equivalents and restricted cash	(1,629)	(2,375)
Decrease in cash, cash equivalents and restricted cash	$(356,317)	$(459,063)

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

During the three months ended March 31, 2025, the decrease in cash flows from operating activities was primarily due to decreased revenues across our properties. During the three months ended March 31, 2024, the increase in cash flows from operating activities was primarily due to increased revenues from our Macau Operations and our Las Vegas Operations, which was partially offset by an increase in operating expenses associated with higher business volumes.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the three months ended March 31, 2025, we incurred capital expenditures of $56.2 million at our Las Vegas Operations, $50.1 million at Wynn Palace, $15.5 million at Wynn Macau, and $4.7 million at Encore Boston Harbor primarily related to enhancements at our properties and maintenance capital expenditures, and $33.5 million at Corporate and other primarily related to future development projects. In addition, during the three months ended March 31, 2025, we invested $58.2 million, including $51.2 million of cash contributions, in the joint venture that is constructing Wynn Al Marjan Island.

During the three months ended March 31, 2024, we incurred capital expenditures of $24.7 million at our Las Vegas Operations, $11.8 million at Encore Boston Harbor, $29.5 million at Wynn Palace, and $17.3 million at Wynn Macau primarily related to enhancements at our properties and maintenance capital expenditures, and $14.4 million at Corporate and other primarily related to future development projects. In addition, during the three months ended March 31, 2024, we invested $68.4 million, including $68.0 million of cash contributions, in the joint venture that is constructing Wynn Al Marjan Island.

Financing Activities

During the three months ended March 31, 2025, we made a scheduled amortization payment of $10.3 million on the WRF Term Loan, due in 2027. In addition, during the three months ended March 31, 2025, we repurchased 2,504,560 shares of our common stock for an aggregate cost of $212.0 million, including 2,360,194 shares of our common stock repurchased pursuant to our publicly announced equity repurchase program for an aggregate cost of $200.0 million. We also made dividend payments of $26.8 million and used cash of $6.3 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

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

In addition, during the three months ended March 31, 2024, we made dividend payments of $28.0 million and used cash of $5.1 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity, presented by significant financing entity as of March 31, 2025 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$1,490,599	$353,280
Wynn Resorts Finance, LLC (1)	168,268	735,306
Wynn Resorts, Limited and other	411,219	—
Total	$2,070,086	$1,088,586
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

The WML Board of Directors has recommended the payment of a final dividend for the year ended December 31, 2024 of HK$0.185 per share on its common stock payable on June 11, 2025 to stockholders of record as of June 2, 2025. The payment of the final dividend is conditional upon shareholder approval at WML's 2025 Annual General Meeting to be held on May 23, 2025.

If our portion of cash available for repatriation was repatriated on March 31, 2025, it would be subject to minimal U.S. taxes.

Wynn Resorts Finance, LLC and subsidiaries. Wynn Resorts Finance, LLC ("WRF" or "Wynn Resorts Finance") generates cash from distributions from its subsidiaries, which include our Macau Operations, Wynn Las Vegas, and Encore Boston Harbor, and capital contributions from Wynn Resorts, as required. In addition, WRF may utilize its available revolving borrowing capacity as needed. We expect to use this cash to service our WRF Credit Facilities, the WRF Senior Notes, and the Wynn Las Vegas Senior Notes, to pay dividends or distributions to Wynn Resorts, and to fund working capital and capital expenditure requirements as needed.

In light of the present uncertainty regarding tariffs and their potential impact on the cost of materials sourced from overseas, we are currently reassessing the timing, scope and sourcing of certain planned enhancements at Wynn Las Vegas representing approximately $375 million of previously disclosed project capital expenditures.

WRF is a holding company and, as a result, its ability to pay dividends or distributions to Wynn Resorts is dependent on WRF receiving distributions from its subsidiaries. The WRF Credit Agreement contains customary negative and financial covenants, including, but not limited to, covenants that restrict WRF's ability to pay dividends or distributions and incur additional indebtedness.

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

During the first quarter of 2025, the Company contributed $51.2 million of cash into Island 3, bringing our life-to-date cash contributions to $682.9 million. We estimate our remaining 40% pro-rata share of the required equity for the construction of the Wynn Al Marjan Island integrated resort is between $650 million and $725 million, inclusive of capitalized interest, fees, and certain improvements on the Island. Wynn Al Marjan Island is currently expected to open in 2027.

The Company paid a cash dividend of $0.25 per share in the quarter ended March 31, 2025 and recorded $26.8 million against accumulated deficit.

On May 6, 2025, the Company announced that its Board of Directors declared a cash dividend of $0.25 per share, payable on May 30, 2025 to stockholders of record as of May 16, 2025.

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

In November 2024, the Company’s Board of Directors authorized an increase in the amount of the Company's outstanding shares of common stock available for repurchase under the previously available repurchase authorization to $1.00 billion. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time. As of March 31, 2025, we had $613.0 million in repurchase authority remaining under the program.

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

Contractual Commitments

Except as described below, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Off Balance Sheet Arrangements

In February 2025, Wynn Al Marjan Island FZ-LLC, a wholly-owned subsidiary of Island 3, an unconsolidated affiliate, entered into a facility agreement which provides a $2.4 billion (or equivalent in local currency) delayed draw secured term loan facility to finance the development of Wynn Al Marjan Island (the "Al Marjan Facility"). The Company is not a party to the Al Marjan Facility agreement, but entered into a guarantee in favor of the secured parties under the Al Marjan Facility agreement. For additional information, refer to Note 15, "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies for the three months ended March 31, 2025.

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

Additional information about market risks to which we are exposed is included within our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, approximately 76% of our long-term debt was based on fixed rates. Based on our outstanding borrowings as of March 31, 2025 and after giving effect to the interest rate swap on the Retail Term Loan, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $19.0 million.

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

In order to mitigate exposure to foreign currency fluctuations, in March 2025, the Company entered into three foreign currency swaps with the objective of managing foreign currency exchange rate risk associated with the U.S. dollar denominated 2026 WML 5 1/2% Senior Notes, 2027 WML 5 1/2% Senior Notes, and 2028 WML 5 5/8% Senior Notes. The foreign currency swaps exchange predetermined amounts of Hong Kong dollars for U.S. dollars at a contractual spot rate, have notional amounts of $800.0 million, $750.0 million, and $1.35 billion, and mature in January 2026, October 2027, and August 2028, respectively. For additional information, refer to Note 7, "Derivative Instruments" of Part I in this Quarterly Report on Form 10-Q.

Based on our balances as of March 31, 2025 and after giving effect to our foreign currency swaps, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a gain/loss of $12.5 million to our income before income taxes.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to those risk factors during the three months ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2025 to January 31, 2025	1,659,169	$84.06	1,543,731	$683,001
February 1, 2025 to February 28, 2025	408,163	$85.90	385,166	$650,001
March 1, 2025 to March 31, 2025	437,228	$85.82	41,297	$613,001
(1) Shares purchased in January 2025, February 2025, and March 2025 include 115,377, 21,194 and 5,931 shares, respectively, purchased in satisfaction of employee tax withholding obligations on vested restricted stock granted under our stock incentive plans. Refer to Note 13, "Stock-Based Compensation" to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional details on our stock incentive plans.
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

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the three months ended March 31, 2025.

Item 6. Exhibits
(a)Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)
3.2	Ninth Amended and Restated Bylaws of the Registrant. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 28, 2020.)
*10.1	Wynn Resorts, Limited Executive Retirement Plan
10.2
Guarantee, dated as of February 5, 2025, between the Government of Ras Al Khaimah acting through the Investment and Development Office of Ras Al Khaimah and Wynn Resorts, Limited, in favor of First Abu Dhabi Bank PJSC for itself and as security agent for the other Secured Parties. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 6, 2025.)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a–4(a) and Rule 15d–14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a–14(a) and Rule 15d–14(a).
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2025 and 2024; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

*     Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: May 6, 2025	By:	/s/ Julie Cameron-Doe
Julie Cameron-Doe
Chief Financial Officer
(Principal Financial and Accounting Officer)