Form 10-Q
period 2025-06-30
WYNN RESORTS LTD
filed 2025-08-07
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2025
Common stock, par value $0.01	103,976,531

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,984,752	$2,426,155
Accounts receivable, net of allowance for credit losses of $42,917 and $37,694, respectively	326,474	324,016
Inventories	80,618	75,783
Prepaid expenses and other	112,639	95,725
Total current assets	2,504,483	2,921,679
Property and equipment, net	6,531,373	6,521,283
Restricted cash	95,276	95,638
Intangible assets, net	237,852	254,599
Operating lease assets	1,793,549	1,797,276
Deferred income taxes, net	488,667	507,716
Investments in unconsolidated affiliates	769,348	648,217
Other assets	268,479	231,555
Total assets	$12,689,027	$12,977,963
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$201,734	$205,146
Customer deposits	508,586	508,651
Gaming taxes payable	202,157	171,983
Accrued compensation and benefits	187,948	229,305
Accrued interest	133,020	132,510
Current portion of long-term debt	999,099	41,250
Other accrued liabilities	190,498	250,689
Total current liabilities	2,423,042	1,539,534
Long-term debt	9,545,693	10,500,484
Long-term operating lease liabilities	1,624,759	1,623,890
Other long-term liabilities	303,507	282,658
Total liabilities	13,897,001	13,946,566
Commitments and contingencies (Note 15)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 134,296,397 and 133,584,126 shares issued; 103,976,829 and 107,821,567 shares outstanding, respectively	1,343	1,336
Treasury stock, at cost; 30,319,568 and 25,762,599 shares, respectively	(2,618,638)	(2,241,607)
Additional paid-in capital	3,755,873	3,698,800
Accumulated other comprehensive income (loss)	10,572	(5,700)
Accumulated deficit	(1,590,690)	(1,676,990)
Total Wynn Resorts, Limited stockholders' deficit	(441,540)	(224,161)
Noncontrolling interests	(766,434)	(744,442)
Total stockholders' deficit	(1,207,974)	(968,603)
Total liabilities and stockholders' deficit	$12,689,027	$12,977,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues:
Casino	$1,051,834	$1,008,946	$2,092,264	$2,130,412
Rooms	291,053	304,521	565,574	631,935
Food and beverage	261,057	281,404	510,936	548,342
Entertainment, retail and other	133,853	138,061	269,420	285,152
Total operating revenues	1,737,797	1,732,932	3,438,194	3,595,841
Operating expenses:
Casino	643,108	614,518	1,277,941	1,289,957
Rooms	86,042	80,538	170,139	162,615
Food and beverage	224,400	221,343	425,067	427,164
Entertainment, retail and other	58,041	62,941	120,227	133,953
General and administrative	280,815	264,727	556,504	536,343
Provision for credit losses	3,353	2,429	4,749	2,516
Pre-opening	11,286	1,558	16,573	3,593
Depreciation and amortization	152,907	176,405	308,328	351,338
Property charges and other	13,245	38,815	25,477	55,763
Total operating expenses	1,473,197	1,463,274	2,905,005	2,963,242
Operating income	264,600	269,658	533,189	632,599
Other income (expense):
Interest income	15,859	34,884	35,218	75,056
Interest expense, net of amounts capitalized	(154,551)	(174,596)	(312,159)	(357,000)
Change in derivatives fair value	(1,112)	15,517	(30,651)	(2,397)
Loss on debt financing transactions	(1,083)	—	(1,083)	(1,561)
Other	(36,164)	8,745	(44,538)	4,023
Other income (expense), net	(177,051)	(115,450)	(353,213)	(281,879)
Income before income taxes	87,549	154,208	179,976	350,720
Provision for income taxes	(10,588)	(7,935)	(21,610)	(27,949)
Net income	76,961	146,273	158,366	322,771
Less: net income attributable to noncontrolling interests	(10,743)	(34,330)	(19,401)	(66,612)
Net income attributable to Wynn Resorts, Limited	$66,218	$111,943	$138,965	$256,159
Basic and diluted net income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$0.64	$1.01	$1.33	$2.31
Diluted	$0.64	$0.91	$1.33	$2.30
Weighted average common shares outstanding:
Basic	103,491	110,937	104,486	110,980
Diluted	103,780	111,175	104,749	111,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$76,961	$146,273	$158,366	$322,771
Other comprehensive income:
Foreign currency translation adjustments, before and after tax	18,106	(3,643)	21,736	(1,654)
Total comprehensive income	95,067	142,630	180,102	321,117
Less: comprehensive income attributable to noncontrolling interests	(15,204)	(33,304)	(24,865)	(66,151)
Comprehensive income attributable to Wynn Resorts, Limited	$79,863	$109,326	$155,237	$254,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the three months ended June 30, 2025
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, April 1, 2025	105,869,624	$1,341	$(2,455,134)	$3,727,019	$(3,073)	$(1,630,831)	$(360,678)	$(741,243)	$(1,101,921)
Net income	—	—	—	—	—	66,218	66,218	10,743	76,961
Currency translation adjustment	—	—	—	—	13,645	—	13,645	4,461	18,106
Exercise of stock options	2,262	—	—	154	—	—	154	—	154
Issuance of restricted stock	160,677	2	—	(2)	—	—	—	—	—
Cancellation of restricted stock	(3,285)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(2,052,449)	—	(163,504)	—	—	—	(163,504)	—	(163,504)
Cash dividends declared	—	—	—	—	—	(26,077)	(26,077)	(35,534)	(61,611)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6,038)	(6,038)
Transactions with subsidiary minority shareholders	—	—	—	(289)	—	—	(289)	289	—
Stock-based compensation	—	—	—	28,991	—	—	28,991	888	29,879
Balances, June 30, 2025	103,976,829	$1,343	$(2,618,638)	$3,755,873	$10,572	$(1,590,690)	$(441,540)	$(766,434)	$(1,207,974)

	For the three months ended June 30, 2024
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, April 1, 2024	112,071,149	$1,335	$(1,849,172)	$3,656,809	$4,830	$(1,950,755)	$(136,953)	$(809,427)	$(946,380)
Net income	—	—	—	—	—	111,943	111,943	34,330	146,273
Currency translation adjustment	—	—	—	—	(2,617)	—	(2,617)	(1,026)	(3,643)
Issuance of restricted stock	65,310	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(5,756)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(755,641)	—	(69,423)	—	—	—	(69,423)	—	(69,423)
Cash dividends declared	—	—	—	—	—	(28,014)	(28,014)	(14,376)	(42,390)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,645)	(2,645)
Transactions with subsidiary minority shareholders	—	—	—	(74)	—	—	(74)	74	—
Stock-based compensation	—	—	—	15,314	—	—	15,314	932	16,246
Balances, June 30, 2024	111,375,062	$1,335	$(1,918,595)	$3,672,049	$2,213	$(1,866,826)	$(109,824)	$(792,138)	$(901,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the six months ended June 30, 2025
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2025	107,821,567	$1,336	$(2,241,607)	$3,698,800	$(5,700)	$(1,676,990)	$(224,161)	$(744,442)	$(968,603)
Net income	—	—	—	—	—	138,965	138,965	19,401	158,366
Currency translation adjustment	—	—	—	—	16,272	—	16,272	5,464	21,736
Exercise of stock options	2,262	—	—	154	—	—	154	—	154
Issuance of restricted stock	721,583	7	—	7,915	—	—	7,922	—	7,922
Cancellation of restricted stock	(11,574)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(4,557,009)	—	(377,031)	—	—	—	(377,031)	—	(377,031)
Cash dividends declared	—	—	—	—	—	(52,665)	(52,665)	(35,534)	(88,199)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(12,324)	(12,324)
Transactions with subsidiary minority shareholders	—	—	—	1,269	—	—	1,269	(1,269)	—
Stock-based compensation	—	—	—	47,735	—	—	47,735	2,270	50,005
Balances, June 30, 2025	103,976,829	$1,343	$(2,618,638)	$3,755,873	$10,572	$(1,590,690)	$(441,540)	$(766,434)	$(1,207,974)

	For the six months ended June 30, 2024
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2024	111,737,245	$1,330	$(1,836,326)	$3,647,161	$3,406	$(2,066,953)	$(251,382)	$(849,552)	$(1,100,934)
Net income	—	—	—	—	—	256,159	256,159	66,612	322,771
Currency translation adjustment	—	—	—	—	(1,193)	—	(1,193)	(461)	(1,654)
Exercise of stock options	17,285	—	—	1,017	—	—	1,017	—	1,017
Issuance of restricted stock	504,978	5	—	8,010	—	—	8,015	—	8,015
Cancellation of restricted stock	(9,970)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(874,476)	—	(82,269)	—	—	—	(82,269)	—	(82,269)
Cash dividends declared	—	—	—	—	—	(56,032)	(56,032)	(14,376)	(70,408)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(8,641)	(8,641)
Transactions with subsidiary minority shareholders	—	—	—	(11,947)	—	—	(11,947)	11,947	—
Stock-based compensation	—	—	—	27,808	—	—	27,808	2,333	30,141
Balances, June 30, 2024	111,375,062	$1,335	$(1,918,595)	$3,672,049	$2,213	$(1,866,826)	$(109,824)	$(792,138)	$(901,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$158,366	$322,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	308,328	351,338
Deferred income taxes	17,684	22,307
Stock-based compensation expense	48,237	30,536
Amortization of debt issuance costs	18,916	20,675
Loss on debt financing transactions	1,083	1,561
Provision for credit losses	4,749	2,516
Change in derivatives fair value	30,651	2,397
Property charges and other	66,963	46,927
Increase (decrease) in cash from changes in:
Receivables, net	(4,641)	21,633
Inventories, prepaid expenses and other	(11,246)	9,829
Customer deposits	2,665	(55,056)
Accounts payable and accrued expenses	(102,919)	(109,580)
Net cash provided by operating activities	538,836	667,854
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(325,197)	(191,337)
Investments in unconsolidated affiliates	(130,642)	(428,964)
Proceeds from maturity of investments	—	350,000
Purchase of intangible and other assets	(450)	(2,614)
Proceeds from sale of assets and other	253	1,289
Net cash used in investing activities	(456,036)	(271,626)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	752,812	412,000
Repayments of long-term debt	(763,125)	(1,129,136)
Repurchase of common stock	(377,645)	(80,798)
Proceeds from exercise of stock options	154	1,017
Distribution to noncontrolling interest	(12,324)	(8,641)
Dividends paid	(88,290)	(70,126)
Finance lease payments	(12,694)	(9,163)
Payments for financing costs	(5,732)	(6,458)
Other	(9,142)	(4,486)
Net cash used in financing activities	(515,986)	(895,791)
Effect of exchange rate on cash, cash equivalents and restricted cash	(8,579)	195
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(441,765)	(499,368)
Balance, beginning of period	2,521,793	2,969,412
Balance, end of period	$2,080,028	$2,470,044
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

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Income. These taxes totaled $452.8 million and $436.9 million for the three months ended June 30, 2025 and 2024, respectively, and $893.5 million and $925.6 million for the six months ended June 30, 2025 and 2024, respectively.

Investments in Unconsolidated Affiliates

The Company accounts for its investment in Island 3, an unconsolidated affiliate which is constructing Wynn Al Marjan Island, using the equity method. Under the equity method, the investment's carrying value is adjusted for the Company’s share of the investee's earnings and losses, capital contributions to and distributions from Island 3, and capitalization of interest cost incurred by the Company during the investee's initial development period. The Company recognized an equity-method loss of $6.2 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $9.5 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively, in Pre-opening expense within the Condensed Consolidated Statements of Income.

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

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents:
Cash (1)	$1,467,339	$1,639,151
Cash equivalents (2)	517,413	787,004
Total cash and cash equivalents	1,984,752	2,426,155
Restricted cash (3)	95,276	95,638
Total cash, cash equivalents and restricted cash	$2,080,028	$2,521,793
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consist of bank time deposits and money market funds.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in trusts in accordance with WML's share award plans, and as of June 30, 2025 and December 31, 2024 included $86.6 million and $87.5 million, respectively, in the form of a first demand bank guarantee in favor of the Macau government to support the legal and contractual obligations of Wynn Resorts (Macau) S.A. ("Wynn Macau SA") through the term of Wynn Macau SA's gaming concession contract.

The following table presents the supplemental cash flow disclosures of the Company (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for interest, net of amounts capitalized	$296,144	$342,525
Liability settled with shares of common stock	$7,922	$8,015
Accounts and construction payables related to property and equipment	$70,178	$59,245
Net settlement of liabilities in connection with an asset sale	$—	$27,665
Finance lease liabilities arising from obtaining finance lease assets	$39,423	$4,669
Liabilities arising from obtaining property and equipment	$21,400	$—

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Casino	$253,307	$236,642
Hotel	28,605	45,996
Other	87,479	79,072
	369,391	361,710
Less: allowance for credit losses	(42,917)	(37,694)
	$326,474	$324,016

As of June 30, 2025 and December 31, 2024, approximately 74.8% and 70.9%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 16.3% and 14.7% of gross casino receivables as of June 30, 2025 and December 31, 2024, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowance for credit losses from its hotel and other receivables is not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	June 30,
	2025	2024
Balance at beginning of year	$37,694	$40,075
Provision for credit losses	4,749	2,516
Write-offs	(3,824)	(6,377)
Recoveries of receivables previously written off	4,475	3,261
Effect of exchange rate	(177)	16
Balance at end of period	$42,917	$39,491

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Buildings and improvements	$8,631,094	$8,547,922
Land and improvements	1,225,145	1,210,455
Furniture, fixtures and equipment	3,548,040	3,424,361
Airplanes	110,623	110,623
Construction in progress	293,171	287,436
	13,808,073	13,580,797
Less: accumulated depreciation	(7,276,700)	(7,059,514)
	$6,531,373	$6,521,283

As of June 30, 2025 and December 31, 2024, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Depreciation expense for the three months ended June 30, 2025 and 2024 was $140.1 million and $162.2 million, respectively, and depreciation expense for the six months ended June 30, 2025 and 2024 was $282.7 million and $320.3 million, respectively.

Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Macau Related:
WM Cayman II Revolver, due 2028 (1)	$1,141,747	$1,151,874
WML 5 1/2% Senior Notes, due 2026	1,000,000	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 4 1/2% Convertible Bonds, due 2029 (2)	600,000	600,000

U.S. and Corporate Related:
WRF Credit Facilities (3):
WRF Term Loan, due 2027	—	763,125
WRF Term Loan, due 2030	752,813	—
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	1,000,000	1,000,000
WRF 6 1/4% Senior Notes, due 2033	800,000	800,000
Retail Term Loan, due 2027 (4)	600,000	600,000
	10,624,560	10,644,999
WML Convertible Bond Conversion Option Derivative	42,996	33,007
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(122,764)	(136,272)
	10,544,792	10,541,734
Less: Current portion of long-term debt	(999,099)	(41,250)
Total long-term debt, net of current portion	$9,545,693	$10,500,484
(1) As of June 30, 2025, the borrowings under the WM Cayman II Revolver bear interest at the term secured overnight financing rate ("Term SOFR") plus a credit adjustment spread of 0.10% or the Hong Kong Interbank Offered Rate ("HIBOR"), in each case plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $239.1 million and $902.7 million of the WM Cayman II Revolver bears interest at a rate of Term SOFR plus 1.975% per year and HIBOR plus 1.875% per year, respectively. As of June 30, 2025, the weighted average interest rate was approximately 3.38%. As of June 30, 2025, the available borrowing capacity under the WM Cayman II Revolver was $350.7 million.
(2) As of June 30, 2025, the net carrying amount of the WML Convertible Bonds was $508.6 million, with unamortized debt discount and debt issuance costs of $91.4 million. The Company recorded contractual interest expense of $6.8 million in each period and amortization of discounts and issuance costs of $5.1 million and $4.7 million during the three months ended June 30, 2025 and 2024, respectively, and contractual interest expense of $13.5 million in each period and amortization of discounts and issuance costs of $10.1 million and $9.2 million during the six months ended June 30, 2025 and 2024, respectively.
(3) The WRF Credit Facilities bear interest at a rate of Term SOFR plus 1.75% per year. As of June 30, 2025, the weighted average interest rate was approximately 6.08%. Additionally, as of June 30, 2025, the available borrowing capacity under the WRF Revolver was $1.24 billion, net of $14.7 million in outstanding letters of credit.
(4) The Retail Term Loan bears interest at a rate of adjusted daily simple secured overnight financing rate ("SOFR") plus 2.15% per year. As of June 30, 2025, the effective interest rate was 5.54%.

WM Cayman II Revolver Facility Agreement

In July 2025, WM Cayman II increased borrowing capacity under the WM Cayman II Revolver by an additional aggregate amount of $1.0 billion equivalent through the exercise of an accordion feature under the facility agreement. As a result, the total committed amount of the WM Cayman II Revolver has increased to $2.5 billion equivalent.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
WRF Credit Facility Agreement Amendment

In June 2025, Wynn Resorts Finance, LLC ("WRF") and certain of its subsidiaries entered into an amendment (the "WRF Facility Amendment") to its existing credit agreement among Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto.

The WRF Facility Amendment (i) extends the final maturity date with respect to all or a portion of the term loan commitments from September 20, 2027 to June 12, 2030, (ii) extends the termination date with respect to all or a portion of the existing revolving commitments and the maturity date with respect to the corresponding revolving loans from September 20, 2027 to June 12, 2030, and (iii) allows for $500.0 million of incremental extended revolving commitments with a stated maturity date of June 12, 2030. In addition, mandatory quarterly repayments on the outstanding term loans were extended, with quarterly repayments of $4.7 million due beginning in September 2026, increasing to $9.4 million each quarter beginning in September 2027. In connection with the WRF Facility Amendment, the Company recognized a loss on debt financing transactions of $1.1 million in the three and six months ended June 30, 2025 within the accompanying Condensed Consolidated Statement of Income, and the Company recorded debt issuance costs of $5.9 million within the Condensed Consolidated Balance Sheet as of June 30, 2025.

Debt Covenant Compliance

As of June 30, 2025, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of June 30, 2025 and December 31, 2024 was approximately $10.61 billion and $10.46 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $10.62 billion and $10.64 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

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

	June 30, 2025		December 31, 2024
WML stock price	HK$	5.42	HK$	5.39
Estimated volatility	35.9%		31.2%
Risk-free interest rate	2.6%		3.6%
Expected term (years)	3.7		4.2
Dividend yield (1)	0.0%		0.0%
(1) Dividend yield is assumed to be zero in the lattice model used to value the WML Convertible Bond Conversion Option Derivative, due to a dividend protection feature in the WML Convertible Bond Agreement.

As of June 30, 2025 and December 31, 2024, the estimated fair value of the embedded derivative was a liability of $43.0 million and $33.0 million, respectively, recorded in Long-term debt in the accompanying Condensed Consolidated Balance Sheets. In connection with the change in fair value, the Company recorded a gain of $6.0 million and $18.0 million for the three months ended June 30, 2025 and 2024, respectively, and a loss of $10.0 million and a gain of $1.7 million for the six months ended June 30, 2025 and 2024, respectively, within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Income.

Foreign Currency Swaps

In the first half of 2025, the Company entered into four foreign currency swap agreements (the "Foreign Currency Swaps") with the objective of managing foreign currency exchange rate risk associated with the U.S. dollar denominated 2026 WML 5 1/2% Senior Notes, 2027 WML 5 1/2% Senior Notes, 2028 WML 5 5/8% Senior Notes, and 2029 WML 5 1/8% Senior Notes. The Foreign Currency Swaps exchange predetermined amounts of Hong Kong dollars for U.S. dollars at a contractual spot rate, have notional amounts of $800.0 million, $750.0 million, $1.35 billion, and $200.0 million, and mature in January 2026, October 2027, August 2028, and December 2029, respectively.

As of June 30, 2025, the net fair value of the Foreign Currency Swaps was a liability of $17.5 million, with $0.3 million recorded in Prepaid expenses and other, $0.3 million recorded in Other assets, and $18.1 million recorded in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The fair values of the Foreign Currency Swaps were estimated based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). Gains and losses on the Foreign Currency Swaps are recorded in earnings, as these instruments are not designated as hedges. The Company recorded a loss of $5.3 million and $14.6 million in the three and six months ended June 30, 2025, respectively, within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Income.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
During the three and six months ended June 30, 2025, the Company repurchased 2,004,418 and 4,364,612 shares of its common stock at an average price of $78.88 and $82.06 per share for an aggregate cost of $158.1 million and $358.1 million, respectively, under the equity repurchase program. During both the three and six months ended June 30, 2024, the Company repurchased 741,340 shares of its common stock at an average price of $91.72 per share, for an aggregate cost of $68.0 million under the equity repurchase program. As of June 30, 2025, the Company had $454.9 million in repurchase authority remaining under the program.

Dividends

The Company paid a cash dividend of $0.25 per share on its common stock during each of the three month periods ended March 31, 2025 and June 30, 2025 and recorded $26.6 million and $26.1 million against accumulated deficit, respectively. The Company paid a cash dividend of $0.25 per share on its common stock in each of the three month periods ended March 31, 2024 and June 30, 2024 and recorded $28.0 million against accumulated deficit in each period.

On August 7, 2025, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on August 29, 2025 to stockholders of record as of August 18, 2025.

Noncontrolling Interests

Wynn Macau, Limited

On June 11, 2025, WML paid a cash dividend of HK$0.185 per share on its common stock for a total U.S. dollar equivalent of approximately $124.0 million. The Company's share of this dividend was $88.5 million, and the noncontrolling interest holders' share of this dividend was $35.5 million.

WML Securities Lending Agreement

In connection with the offering of the WML Convertible Bonds, WM Cayman Holdings I Limited ("WM Cayman I"), a wholly owned subsidiary of the Company and holder of our approximate 72% ownership interest in WML, entered into a stock borrowing and lending agreement with Goldman Sachs International (the "WML Stock Borrower") in March 2023 (the "Securities Lending Agreement"), pursuant to which WM Cayman I has agreed to lend to the WML Stock Borrower up to 459,774,985 of its ordinary share holdings in WML, upon and subject to the terms and conditions in the Securities Lending Agreement. WM Cayman I may, at its sole discretion, terminate any stock loan by giving the WML Stock Borrower no less than five business days' notice. The Securities Lending Agreement terminates on the date on which the WML Convertible Bonds have been redeemed, or converted in full, whichever is the earlier. As of the date of this report, the WML Stock Borrower held 79,774,985 WML shares under the Securities Lending Agreement.

Retail Joint Venture

During the six months ended June 30, 2025 and 2024, the Retail Joint Venture made aggregate distributions of approximately $12.3 million and $8.6 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 16, "Retail Joint Venture."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	June 30, 2025	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$517,413	$—	$517,413	$—
Restricted cash	$95,276	$6,541	$88,735	$—
Foreign Currency Swaps (see Note 7)	$554	$—	$554	$—
Interest rate swap	$2,526	$—	$2,526	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$42,996	$—	$—	$42,996
Foreign Currency Swaps (see Note 7)	$18,086	$—	$18,086	$—
Interest rate swap	$1,086	$—	$1,086	$—

		Fair Value Measurements Using:
	December 31, 2024	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$787,004	$—	$787,004	$—
Restricted cash	$95,638	$6,434	$89,204	$—
Interest rate swap	$7,510	$—	$7,510	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$33,007	$—	$—	$33,007

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	June 30, 2025	December 31, 2024	Increase / (decrease)	June 30, 2024	December 31, 2023	Increase / (decrease)
Casino outstanding chips and front money deposits (1)	$429,312	$409,928	$19,384	$405,153	$433,269	$(28,116)
Advance room deposits and ticket sales (2)	60,452	84,460	(24,008)	71,214	89,640	(18,426)
Other gaming-related liabilities (3)	10,313	15,458	(5,145)	14,710	24,964	(10,254)
Loyalty program and related liabilities (4)	32,296	29,489	2,807	28,616	31,106	(2,490)
	$532,373	$539,335	$(6,962)	$519,693	$578,979	$(59,286)
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

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Casino	$4,321	$791	$5,229	$1,466
Rooms	2,618	268	2,872	496
Food and beverage	7,199	577	7,986	989
Entertainment, retail and other	820	694	959	1,440
General and administrative	13,879	13,837	31,191	26,145
Total stock-based compensation expense	28,837	16,167	48,237	30,536
Total stock-based compensation capitalized	1,496	1,319	2,878	2,621
Total stock-based compensation costs	$30,333	$17,486	$51,115	$33,157

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 12 - Income Taxes

The Company recorded an income tax expense of $10.6 million and $7.9 million for the three months ended June 30, 2025 and 2024, respectively, and an income tax expense of $21.6 million and $27.9 million for the six months ended June 30, 2025 and 2024, respectively, primarily related to its U.S.-based operating profits.

The difference between the statutory tax rate of 21% and the effective tax rate of 12.0% is due to the exemption from Macau’s 12% Complementary Tax on casino gaming profits earned by Wynn Macau SA.

On July 4, 2025, the U.S. president signed into law the budget and reconciliation bill, commonly referred to as the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions that may affect the Company's financial position and results of operations. The Company is currently evaluating the impact of these provisions on the Company's effective tax rate and deferred tax assets for 2025 and future periods.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Wynn Resorts, Limited - basic	$66,218	$111,943	$138,965	$256,159
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds (1)	—	(10,586)	—	—
Net income attributable to Wynn Resorts, Limited - diluted	$66,218	$101,357	$138,965	$256,159

Denominator:
Weighted average common shares outstanding	103,491	110,937	104,486	110,980
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	289	238	263	242
Weighted average common and common equivalent shares outstanding	103,780	111,175	104,749	111,222

Net income attributable to Wynn Resorts, Limited per common share, basic	$0.64	$1.01	$1.33	$2.31
Net income attributable to Wynn Resorts, Limited per common share, diluted	$0.64	$0.91	$1.33	$2.30

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	365	339	456	325
(1) The assumed conversion of the WML Convertible Bonds had an anti-dilutive impact for the three and six months ended June 30, 2025 and the six months ended June 30, 2024.

Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Minimum rental income	$35,689	$33,838	$72,149	$68,008
Contingent rental income	16,454	16,233	31,521	36,872
Total rental income	$52,143	$50,071	$103,670	$104,880

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

Wynn Al Marjan Island Funding Commitment

In connection with the construction of Wynn Al Marjan Island, the Company is required to contribute capital to Island 3 to fund 40% of the project design and development costs in exchange for a pro-rata share of equity in Island 3. During the three and six months ended June 30, 2025, the Company contributed $58.2 million and $109.4 million of cash into Island 3, respectively, bringing our life-to-date cash contributions to $741.1 million. The Company's remaining 40% pro-rata share of the required equity for the construction of Wynn Al Marjan Island is estimated to be between $600 million and $675 million inclusive of capitalized interest, fees, and certain improvements on the Island.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 16 - Retail Joint Venture

As of June 30, 2025 and December 31, 2024, the Retail Joint Venture had total assets of $98.4 million and $100.3 million, respectively, and total liabilities of $607.0 million and $605.8 million, respectively. As of June 30, 2025 and December 31, 2024, the Retail Joint Venture's liabilities included long-term debt of $597.8 million and $597.3 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

Note 17 - Segment Information

The Company has identified its reportable segments based on factors such as geography, regulatory environment, the Company's organizational and management reporting structure and the information reviewed by its chief operating decision maker, the Company's Chief Executive Officer ("CEO"). The primary profitability measure used by the Company's CEO to review segment operating results and allocate resources is Adjusted Property EBITDAR.

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

The following tables present the Company's segment information (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2025
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Corporate and Other	Total
Operating revenues
Casino	$448,298	$293,380	$148,502	$161,654	$—	$1,051,834
Rooms	38,481	21,742	207,981	22,849	—	291,053
Food and beverage	30,446	17,020	194,861	18,730	—	261,057
Entertainment, retail and other(1)	22,416	11,671	87,289	12,477	—	133,853
Total operating revenues	539,641	343,813	638,633	215,710	—	1,737,797

Cost of revenue(2)	140,659	101,698	385,577	104,991	—
Gaming taxes(3)	241,776	145,605	18,244	46,860	—
Adjusted Property EBITDAR(4)	$157,206	$96,510	$234,812	$63,859	$—	$552,387

Other operating expenses
Pre-opening						11,286
Depreciation and amortization						152,907
Property charges and other						13,245
Corporate expense and other						46,446
Stock-based compensation						28,837
Triple-net operating lease expense						35,066
Total other operating expenses						287,787
Operating income						264,600
Other non-operating income and expenses
Interest income						15,859
Interest expense, net of amounts capitalized						(154,551)
Change in derivatives fair value						(1,112)
Loss on debt financing transactions						(1,083)
Other						(36,164)
Total other non-operating income and expenses						(177,051)
Income before income taxes						87,549
Provision for income taxes						(10,588)
Net income						76,961
Net income attributable to noncontrolling interests						(10,743)
Net income attributable to Wynn Resorts, Limited						$66,218

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2024
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Corporate and Other	Total
Operating revenues
Casino	$444,964	$280,717	$129,674	$153,591	$—	$1,008,946
Rooms	50,206	23,742	205,872	24,701	—	304,521
Food and beverage	29,829	20,003	208,418	23,154	—	281,404
Entertainment, retail and other(1)	23,050	12,807	84,690	11,162	6,352	138,061
Total operating revenues	548,049	337,269	628,654	212,608	6,352	1,732,932

Cost of revenue(2)	130,879	101,074	381,659	104,695	5,910
Gaming taxes(3)	232,711	140,284	16,662	45,782	1,621
Adjusted Property EBITDAR(4)	$184,459	$95,911	$230,333	$62,131	$(1,179)	$571,655

Other operating expenses
Pre-opening						1,558
Depreciation and amortization						176,405
Property charges and other						38,815
Corporate expense and other						33,710
Stock-based compensation						16,167
Triple-net operating lease expense						35,342
Total other operating expenses						301,997
Operating income						269,658
Other non-operating income and expenses
Interest income						34,884
Interest expense, net of amounts capitalized						(174,596)
Change in derivatives fair value						15,517
Other						8,745
Total other non-operating income and expenses						(115,450)
Income before income taxes						154,208
Provision for income taxes						(7,935)
Net income						146,273
Net income attributable to noncontrolling interests						(34,330)
Net income attributable to Wynn Resorts, Limited						$111,943

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2025
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Corporate and Other	Total
Operating revenues
Casino	$892,806	$568,930	$309,495	$321,033	$—	$2,092,264
Rooms	75,096	45,039	403,849	41,590	—	565,574
Food and beverage	62,184	35,812	374,303	38,637	—	510,936
Entertainment, retail and other(1)	45,484	23,992	176,271	23,673	—	269,420
Total operating revenues	1,075,570	673,773	1,263,918	424,933	—	3,438,194

Cost of revenue(2)	278,411	201,406	768,893	210,745	—
Gaming taxes(3)	478,068	285,658	36,852	92,875	—
Adjusted Property EBITDAR(4)	$319,091	$186,709	$458,173	$121,313	$—	$1,085,286

Other operating expenses
Pre-opening						16,573
Depreciation and amortization						308,328
Property charges and other						25,477
Corporate expense and other						83,027
Stock-based compensation						48,237
Triple-net operating lease expense						70,455
Total other operating expenses						552,097
Operating income						533,189
Other non-operating income and expenses
Interest income						35,218
Interest expense, net of amounts capitalized						(312,159)
Change in derivatives fair value						(30,651)
Loss on debt financing transactions						(1,083)
Other						(44,538)
Total other non-operating income and expenses						(353,213)
Income before income taxes						179,976
Provision for income taxes						(21,610)
Net income						158,366
Net income attributable to noncontrolling interests						(19,401)
Net income attributable to Wynn Resorts, Limited						$138,965

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2024
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Corporate and Other	Total
Operating revenues
Casino	$918,745	$627,070	$264,837	$319,760	$—	$2,130,412
Rooms	104,142	52,361	429,948	45,484	—	631,935
Food and beverage	61,899	41,022	402,028	43,393	—	548,342
Entertainment, retail and other(1)	50,164	28,560	168,389	21,755	16,284	285,152
Total operating revenues	1,134,950	749,013	1,265,202	430,392	16,284	3,595,841

Cost of revenue(2)	266,386	204,780	753,975	210,604	15,872
Gaming taxes(3)	481,735	311,136	34,632	94,522	4,009
Adjusted Property EBITDAR(4)	$386,829	$233,097	$476,595	$125,266	$(3,597)	$1,218,190

Other operating expenses
Pre-opening						3,593
Depreciation and amortization						351,338
Property charges and other						55,763
Corporate expense and other						73,615
Stock-based compensation						30,536
Triple-net operating lease expense						70,746
Total other operating expenses						585,591
Operating income						632,599
Other non-operating income and expenses
Interest income						75,056
Interest expense, net of amounts capitalized						(357,000)
Change in derivatives fair value						(2,397)
Loss on debt financing transactions						(1,561)
Other						4,023
Total other non-operating income and expenses						(281,879)
Income before income taxes						350,720
Provision for income taxes						(27,949)
Net income						322,771
Net income attributable to noncontrolling interests						(66,612)
Net income attributable to Wynn Resorts, Limited						$256,159
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital expenditures
Macau Operations:
Wynn Palace	$55,282	$19,943	$105,391	$49,408
Wynn Macau	14,769	10,985	30,249	28,330
Total Macau Operations	70,051	30,928	135,640	77,738
Las Vegas Operations	49,938	34,349	106,088	59,073
Encore Boston Harbor	6,802	10,301	11,487	22,086
Corporate and other	38,475	18,057	71,982	32,440
Total	$165,266	$93,635	$325,197	$191,337

	June 30, 2025	December 31, 2024
Assets
Macau Operations:
Wynn Palace	$2,801,166	$2,813,190
Wynn Macau	1,175,233	1,412,795
Other Macau	1,011,128	778,928
Total Macau Operations	4,987,527	5,004,913
Las Vegas Operations	3,140,973	3,157,399
Encore Boston Harbor	1,960,061	1,980,420
Corporate and other	2,600,466	2,835,231
Total	$12,689,027	$12,977,963

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

Results of Operations

Summary of second quarter 2025 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues	$1,737,797	$1,732,932	$4,865	0.3	$3,438,194	$3,595,841	$(157,647)	(4.4)
Net income attributable to Wynn Resorts, Limited	66,218	111,943	(45,725)	(40.8)	138,965	256,159	(117,194)	(45.8)
Diluted net income per share	0.64	0.91	(0.27)	(29.7)	1.33	2.30	(0.97)	(42.2)

The increase in operating revenues for the three months ended June 30, 2025 was largely driven by increased operating revenues of $10.0 million at our Las Vegas Operations as a result of higher gaming volumes, partially offset by a decrease in operating revenues of $6.4 million at Wynn Interactive following the closure of its digital sports betting and casino gaming business in the third quarter of 2024.

The decrease in net income attributable to Wynn Resorts, Limited for the three months ended June 30, 2025 was primarily attributable to other non-operating income and expenses. We incurred a foreign currency remeasurement loss of $36.2 million and a loss from change in derivatives fair value of $1.1 million in the three months ended June 30, 2025. Net income attributable to Wynn Resorts, Limited for the three months ended June 30, 2024, included a foreign currency remeasurement gain of $8.7 million and a gain from change in derivatives fair value of $15.5 million.

Financial results for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$539,641	$548,049	$(8,408)	(1.5)
Wynn Macau	343,813	337,269	6,544	1.9
Total Macau Operations	883,454	885,318	(1,864)	(0.2)
Las Vegas Operations	638,633	628,654	9,979	1.6
Encore Boston Harbor	215,710	212,608	3,102	1.5
Corporate and other	—	6,352	(6,352)	NM
	$1,737,797	$1,732,932	$4,865	0.3
NM - Not meaningful.

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,051,834	$1,008,946	$42,888	4.3
Non-casino revenues:
Rooms	291,053	304,521	(13,468)	(4.4)
Food and beverage	261,057	281,404	(20,347)	(7.2)
Entertainment, retail and other	133,853	138,061	(4,208)	(3.0)
Total non-casino revenues	685,963	723,986	(38,023)	(5.3)
	$1,737,797	$1,732,932	$4,865	0.3

Casino revenues for the three months ended June 30, 2025 were 60.5% of operating revenues, compared to 58.2% for the same period of 2024. Non-casino revenues for the three months ended June 30, 2025 were 39.5% of operating revenues, compared to 41.8% for the same period of 2024.

Casino revenues

Casino revenues increased primarily due to higher table drop and slot machine handle at our Las Vegas Operations and higher VIP table games win at Wynn Macau.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$448,298	$444,964	$3,334	0.7
VIP:
Average number of table games	52	57	(5)	(8.8)
VIP turnover	$4,071,052	$2,810,016	$1,261,036	44.9
VIP table games win	$116,471	$115,297	$1,174	1.0
VIP win as a % of turnover	2.86%	4.10%	(1.24)
Table games win per unit per day	$24,438	$22,092	$2,346	10.6
Mass market:
Average number of table games	249	243	6	2.5
Table drop	$1,844,054	$1,738,260	$105,794	6.1
Table games win	$411,604	$409,409	$2,195	0.5
Table games win %	22.3%	23.6%	(1.3)
Table games win per unit per day	$18,171	$18,484	$(313)	(1.7)
Average number of slot machines	627	607	20	3.3
Slot machine handle	$757,815	$642,713	$115,102	17.9
Slot machine win	$32,482	$25,590	$6,892	26.9
Slot machine win per unit per day	$569	$464	$105	22.6
Wynn Macau:
Total casino revenues	$293,380	$280,717	$12,663	4.5
VIP:
Average number of table games	21	30	(9)	(30.0)
VIP turnover	$981,735	$1,164,075	$(182,340)	(15.7)
VIP table games win	$33,438	$25,473	$7,965	31.3
VIP win as a % of turnover	3.41%	2.19%	1.22
Table games win per unit per day	$17,571	$9,449	$8,122	86.0
Mass market:
Average number of table games	231	222	9	4.1
Table drop	$1,617,756	$1,602,920	$14,836	0.9
Table games win	$280,836	$280,830	$6	—
Table games win %	17.4%	17.5%	(0.1)
Table games win per unit per day	$13,346	$13,905	$(559)	(4.0)
Average number of slot machines	751	617	134	21.7
Slot machine handle	$1,009,092	$801,813	$207,279	25.9
Slot machine win	$25,193	$25,978	$(785)	(3.0)
Slot machine win per unit per day	$369	$463	$(94)	(20.3)
Poker rake	$2,836	$3,607	$(771)	(21.4)

	Three Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$148,502	$129,674	$18,828	14.5
Average number of table games	232	234	(2)	(0.9)
Table drop	$609,232	$536,461	$72,771	13.6
Table games win	$132,975	$117,496	$15,479	13.2
Table games win %	21.8%	21.9%	(0.1)
Table games win per unit per day	$6,300	$5,529	$771	13.9
Average number of slot machines	1,564	1,598	(34)	(2.1)
Slot machine handle	$1,760,253	$1,648,364	$111,889	6.8
Slot machine win	$123,606	$110,017	$13,589	12.4
Slot machine win per unit per day	$868	$757	$111	14.7
Poker rake	$8,103	$7,501	$602	8.0
Encore Boston Harbor:
Total casino revenues	$161,654	$153,591	$8,063	5.2
Average number of table games	172	185	(13)	(7.0)
Table drop	$338,184	$358,857	$(20,673)	(5.8)
Table games win	$72,016	$70,471	$1,545	2.2
Table games win %	21.3%	19.6%	1.7
Table games win per unit per day	$4,601	$4,186	$415	9.9
Average number of slot machines	2,718	2,590	128	4.9
Slot machine handle	$1,365,349	$1,420,607	$(55,258)	(3.9)
Slot machine win	$109,472	$105,558	$3,914	3.7
Slot machine win per unit per day	$443	$448	$(5)	(1.1)
Poker rake	$5,430	$5,307	$123	2.3

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$38,481	$50,206	$(11,725)	(23.4)
Occupancy	98.7%	98.9%	(0.2)
ADR	$232	$316	$(84)	(26.6)
REVPAR	$229	$312	$(83)	(26.6)
Wynn Macau:
Total room revenues (dollars in thousands)	$21,742	$23,742	$(2,000)	(8.4)
Occupancy	99.4%	99.4%	—
ADR	$216	$236	$(20)	(8.5)
REVPAR	$215	$234	$(19)	(8.1)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$207,981	$205,872	$2,109	1.0
Occupancy	89.2%	90.9%	(1.7)
ADR	$548	$532	$16	3.0
REVPAR	$489	$484	$5	1.0
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$22,849	$24,701	$(1,852)	(7.5)
Occupancy	92.9%	96.5%	(3.6)
ADR	$405	$422	$(17)	(4.0)
REVPAR	$376	$407	$(31)	(7.6)

Room revenues decreased $13.5 million, primarily due to lower ADR at our Macau Operations.

Food and beverage revenues decreased $20.3 million, primarily due to decreased covers at our Las Vegas Operations.

Entertainment, retail and other revenues decreased $4.2 million, primarily due to a decrease in operating revenues at Wynn Interactive following the closure of its digital sports betting and casino gaming business in the third quarter of 2024.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$643,108	$614,518	$28,590	4.7
Rooms	86,042	80,538	5,504	6.8
Food and beverage	224,400	221,343	3,057	1.4
Entertainment, retail and other	58,041	62,941	(4,900)	(7.8)
General and administrative	280,815	264,727	16,088	6.1
Provision for credit losses	3,353	2,429	924	38.0
Pre-opening	11,286	1,558	9,728	624.4
Depreciation and amortization	152,907	176,405	(23,498)	(13.3)
Property charges and other	13,245	38,815	(25,570)	(65.9)
Total operating expenses	$1,473,197	$1,463,274	$9,923	0.7

The increase in total operating expenses was primarily due to higher casino expenses at our Macau Operations driven by an increase in gaming tax expense, partially offset by a decrease in depreciation and amortization expenses at Encore Boston Harbor and decrease in property charges and other expenses at Corporate and other.

Casino expenses increased $7.2 million and $12.8 million at Wynn Macau and Wynn Palace, respectively, which includes increases of $5.3 million and $9.1 million in gaming tax expense at Wynn Macau and Wynn Palace, respectively, as a result of higher casino revenues. Casino expenses increased $9.3 million at our Las Vegas Operations, primarily due to higher stock-based compensation expense as a result of stock awards granted in connection with the 20th anniversary of the opening of Wynn Las Vegas ("20th Anniversary").

Room expenses increased $5.2 million at our Las Vegas Operations, primarily due to higher stock-based compensation expense as a result of stock awards granted in connection with the 20th Anniversary.

Entertainment, retail and other expenses decreased $4.9 million, primarily due to decreased operating costs related to Wynn Interactive following the closure of its digital sports betting and casino gaming business in the third quarter of 2024.

General and administrative expenses increased $16.1 million, primarily due to the one-time cost of the 20th Anniversary celebrations, including higher stock-based compensation expense as a result of stock awards granted in connection with the 20th Anniversary.

Pre-opening expenses increased $5.5 million at Corporate and other, largely as a result of pre-opening costs associated with Wynn Al Marjan Island.

Depreciation and amortization decreased $17.5 million at Encore Boston Harbor as a result of certain furniture, fixtures and equipment assets being fully depreciated five years after the opening of the property in June of 2019.

Property charges and other expenses for the three months ended June 30, 2025 consisted primarily of asset abandonments and disposals of $2.3 million and $1.5 million at our Macau Operations and Corporate and other, respectively, and $6.3 million of contract termination and other costs at our Las Vegas Operations. Property charges and other expenses for the three months ended June 30, 2024 consisted primarily of $61.5 million of expensed project costs related to a discontinued development project, partially offset by a gain of $24.6 million related to the sale of certain Wynn Interactive assets, both included in Corporate and other.

Other non-operating income and expenses

Interest expense, net of capitalized interest, decreased $20.0 million due to a decrease in the weighted average debt balance, from $11.43 billion for the three months ended June 30, 2024, to $10.94 billion for the three months ended June 30, 2025, and a decrease in the weighted average interest rate, from 6.10% for the three months ended June 30, 2024, to 5.63% for the three months ended June 30, 2025. In addition, we capitalized interest of $10.9 million and $2.6 million in the three months ended June 30, 2025 and 2024, respectively.

We recorded interest income of $15.9 million and $34.9 million in the three months ended June 30, 2025 and 2024, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement loss of $36.2 million and a gain of $8.7 million for the three months ended June 30, 2025 and 2024, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a loss of $1.1 million for the three months ended June 30, 2025, from change in derivatives fair value, which includes a gain of $6.0 million related to the conversion feature on the WML Convertible Bonds and a loss of $5.3 million related to foreign currency swaps. We recorded a gain of $15.5 million for the three months ended June 30, 2024, from change in derivatives fair value, primarily related to the conversion feature on the WML Convertible Bonds. For more information on the Company's derivative instruments, refer to Item 1—"Notes to Condensed Consolidated Financial Statements," Note 7, "Derivative Instruments."

We recorded a $1.1 million loss on debt financing transactions for the three months ended June 30, 2025, primarily related to the amendment of the WRF credit facility.

Income taxes

We recorded an income tax expense of $10.6 million and $7.9 million for the three months ended June 30, 2025 and 2024, respectively, primarily related to our U.S.-based operating profits.

Net income attributable to noncontrolling interests

We recognized net income attributable to noncontrolling interests of $10.7 million for the three months ended June 30, 2025, primarily related to the noncontrolling interest's share of net income in the Retail Joint Venture.

We recognized net income attributable to noncontrolling interests of $34.3 million for the three months ended June 30, 2024, primarily related to the noncontrolling interests' share of net income from WML.

Financial results for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$1,075,570	$1,134,950	$(59,380)	(5.2)
Wynn Macau	673,773	749,013	(75,240)	(10.0)
Total Macau Operations	1,749,343	1,883,963	(134,620)	(7.1)
Las Vegas Operations	1,263,918	1,265,202	(1,284)	(0.1)
Encore Boston Harbor	424,933	430,392	(5,459)	(1.3)
Corporate and other	—	16,284	(16,284)	NM
	$3,438,194	$3,595,841	$(157,647)	(4.4)
NM - Not meaningful.

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$2,092,264	$2,130,412	$(38,148)	(1.8)
Non-casino revenues:
Rooms	565,574	631,935	(66,361)	(10.5)
Food and beverage	510,936	548,342	(37,406)	(6.8)
Entertainment, retail and other	269,420	285,152	(15,732)	(5.5)
Total non-casino revenues	1,345,930	1,465,429	(119,499)	(8.2)
	$3,438,194	$3,595,841	$(157,647)	(4.4)

Casino revenues for the six months ended June 30, 2025 were 60.9% of operating revenues, compared to 59.2% for the same period of 2024. Non-casino revenues for the six months ended June 30, 2025 were 39.1% of operating revenues, compared to 40.8% for the same period of 2024.

Casino revenues

Casino revenues decreased primarily due to lower VIP win as a percentage of turnover and mass market table games win at our Macau Operations, partially offset by an increase in casino revenues from our Las Vegas Operations primarily due to higher gaming volumes during the six months ended June 30, 2025.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Six Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$892,806	$918,745	$(25,939)	(2.8)
VIP:
Average number of table games	54	58	(4)	(6.9)
VIP turnover	$8,076,093	$6,731,100	$1,344,993	20.0
VIP table games win	$221,003	$244,712	$(23,709)	(9.7)
VIP win as a % of turnover	2.74%	3.64%	(0.90)
Table games win per unit per day	$22,735	$23,195	$(460)	(2.0)
Mass market:
Average number of table games	248	244	4	1.6
Table drop	$3,548,452	$3,520,444	$28,008	0.8
Table games win	$833,996	$846,732	$(12,736)	(1.5)
Table games win %	23.5%	24.1%	(0.6)
Table games win per unit per day	$18,566	$19,039	$(473)	(2.5)
Average number of slot machines	638	590	48	8.1
Slot machine handle	$1,492,685	$1,238,334	$254,351	20.5
Slot machine win	$61,838	$56,560	$5,278	9.3
Slot machine win per unit per day	$535	$527	$8	1.5
Wynn Macau:
Total casino revenues	$568,930	$627,070	$(58,140)	(9.3)
VIP:
Average number of table games	25	30	(5)	(16.7)
VIP turnover	$2,418,782	$2,753,760	$(334,978)	(12.2)
VIP table games win	$49,152	$79,379	$(30,227)	(38.1)
VIP win as a % of turnover	2.03%	2.88%	(0.85)
Table games win per unit per day	$10,777	$14,629	$(3,852)	(26.3)
Mass market:
Average number of table games	226	222	4	1.8
Table drop	$3,160,641	$3,286,071	$(125,430)	(3.8)
Table games win	$569,385	$607,150	$(37,765)	(6.2)
Table games win %	18.0%	18.5%	(0.5)
Table games win per unit per day	$13,916	$15,048	$(1,132)	(7.5)
Average number of slot machines	740	600	140	23.3
Slot machine handle	$1,862,499	$1,532,202	$330,297	21.6
Slot machine win	$49,560	$52,170	$(2,610)	(5.0)
Slot machine win per unit per day	$370	$478	$(108)	(22.6)
Poker rake	$6,056	$8,626	$(2,570)	(29.8)

	Six Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$309,495	$264,837	$44,658	16.9
Average number of table games	234	234	—	—
Table drop	$1,201,759	$1,140,635	$61,124	5.4
Table games win	$277,036	$274,107	$2,929	1.1
Table games win %	23.1%	24.0%	(0.9)
Table games win per unit per day	$6,538	$6,444	$94	1.5
Average number of slot machines	1,577	1,608	(31)	(1.9)
Slot machine handle	$3,538,339	$3,144,442	$393,897	12.5
Slot machine win	$246,850	$209,773	$37,077	17.7
Slot machine win per unit per day	$865	$717	$148	20.6
Poker rake	$12,434	$12,023	$411	3.4
Encore Boston Harbor:
Total casino revenues	$321,033	$319,760	$1,273	0.4
Average number of table games	172	184	(12)	(6.5)
Table drop	$678,246	$725,668	$(47,422)	(6.5)
Table games win	$141,898	$153,449	$(11,551)	(7.5)
Table games win %	20.9%	21.1%	(0.2)
Table games win per unit per day	$4,558	$4,576	$(18)	(0.4)
Average number of slot machines	2,718	2,613	105	4.0
Slot machine handle	$2,722,548	$2,823,454	$(100,906)	(3.6)
Slot machine win	$216,954	$210,223	$6,731	3.2
Slot machine win per unit per day	$441	$442	$(1)	(0.2)
Poker rake	$11,072	$11,088	$(16)	(0.1)

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Six Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$75,096	$104,142	$(29,046)	(27.9)
Occupancy	98.5%	98.9%	(0.4)
ADR	$227	$326	$(99)	(30.4)
REVPAR	$224	$323	$(99)	(30.7)
Wynn Macau:
Total room revenues (dollars in thousands)	$45,039	$52,361	$(7,322)	(14.0)
Occupancy	99.2%	99.4%	(0.2)
ADR	$225	$260	$(35)	(13.5)
REVPAR	$223	$258	$(35)	(13.6)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$403,849	$429,948	$(26,099)	(6.1)
Occupancy	88.3%	89.4%	(1.1)
ADR	$538	$563	$(25)	(4.4)
REVPAR	$475	$504	$(29)	(5.8)
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$41,590	$45,484	$(3,894)	(8.6)
Occupancy	90.5%	93.1%	(2.6)
ADR	$382	$403	$(21)	(5.2)
REVPAR	$346	$375	$(29)	(7.7)

Room revenues decreased $66.4 million due to lower ADR across all of our properties.

Food and beverage revenues decreased $37.4 million, primarily due to decreased covers at our Las Vegas Operations during the six months ended June 30, 2025. The six months ended June 30, 2024 included incremental food and beverage revenue from Super Bowl-related events and from outlets undergoing renovations.

Entertainment, retail and other revenues decreased $15.7 million, primarily due to a decrease in operating revenues at Wynn Interactive following the closure of its digital sports betting and casino business in the third quarter of 2024.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$1,277,941	$1,289,957	$(12,016)	(0.9)
Rooms	170,139	162,615	7,524	4.6
Food and beverage	425,067	427,164	(2,097)	(0.5)
Entertainment, retail and other	120,227	133,953	(13,726)	(10.2)
General and administrative	556,504	536,343	20,161	3.8
Provision for credit losses	4,749	2,516	2,233	88.8
Pre-opening	16,573	3,593	12,980	361.3
Depreciation and amortization	308,328	351,338	(43,010)	(12.2)
Property charges and other	25,477	55,763	(30,286)	(54.3)
Total operating expenses	$2,905,005	$2,963,242	$(58,237)	(2.0)

The decrease in total operating expenses was primarily due to decreased operating costs associated with lower business volumes at our properties, a decrease in depreciation and amortization expense at Encore Boston Harbor, and a decrease in property charges and other expenses at Corporate and other.

Casino expenses decreased $22.4 million at Wynn Macau, including a decrease of $25.5 million in gaming tax expense driven by a decrease in casino revenue. This decrease was partially offset by a $13.7 million increase at our Las Vegas Operations, primarily related to higher stock-based compensation expense as a result of stock awards granted to employees in connection with the 20th Anniversary.

Room expenses increased $6.9 million at our Las Vegas Operations, largely due to payroll and related costs, including higher stock-based compensation expense as a result of stock awards granted to employees in connection with the 20th Anniversary.

Entertainment, retail and other expenses decreased $20.4 million at Corporate and other as a result of decreased operating costs related to Wynn Interactive following the closure of its digital sports betting and casino gaming business in the third quarter of 2024.

General and administrative expenses increased $20.2 million, primarily due to the one-time cost of the 20th Anniversary celebrations, including higher stock-based compensation expense as a result of stock awards granted in connection with the 20th Anniversary.

Pre-opening expense increased $7.3 million at Corporate and other largely due to pre-opening costs associated with Wynn Al Marjan Island.

Depreciation and amortization expenses decreased $34.9 million at Encore Boston Harbor as a result of certain furniture, fixtures, and equipment assets being fully depreciated five years after the opening of the property in June of 2019.

Property charges and other expenses for the six months ended June 30, 2025 consisted primarily of $6.6 million and $5.8 million of contract terminations and other expenses at our Las Vegas Operations and Encore Boston Harbor, respectively, and $7.1 million and $2.6 million of asset abandonments and disposals at our Macau Operations and Corporate and other, respectively. Property charges and other expenses for the six months ended June 30, 2024 consisted primarily of $61.5 million of expensed project costs related to a discontinued development project at Corporate and other, partially offset by a gain of $24.6 million related to the sale of certain Wynn Interactive assets, both included in Corporate and other.

Other non-operating income and expenses

Interest expense, net of capitalized interest, decreased $44.8 million primarily due to a decrease in the weighted average debt balance, from $11.68 billion for the six months ended June 30, 2024, to $10.94 billion for the six months ended June 30, 2025, and a decrease in the weighted average interest rate, from 6.11% for the six months ended June 30, 2024, to 5.69% for the six months ended June 30, 2025. In addition, we capitalized interest of $21.2 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively.

We recorded interest income of $35.2 million and $75.1 million in the six months ended June 30, 2025 and 2024, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement loss of $44.5 million and a gain of $4.0 million for the six months ended June 30, 2025 and 2024, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a loss of $30.7 million for the six months ended June 30, 2025, from change in derivatives fair value, which includes a loss of $10.0 million related to the conversion feature on the WML Convertible Bonds and a loss of $14.6 million related to foreign currency swaps. We recorded a loss of $2.4 million from changes in derivatives fair value for the six months ended June 30, 2024, primarily related to the interest rate collar on the Retail Term Loan.

We recorded a $1.1 million loss on debt financing transactions for the six months ended June 30, 2025 related to the amendment of the WRF credit facility. We recorded a $1.6 million loss on debt financing transactions for the six months ended June 30, 2024 related to the issuance of the 2031 Add-On WRF Senior Notes and the repurchase of the early tendered 2025 WRF Senior Notes.

Income taxes

We recorded income tax expense of $21.6 million and $27.9 million for the six months ended June 30, 2025 and 2024, respectively, primarily related to U.S.-based operating profits.

Net income attributable to noncontrolling interests

We recognized net income attributable to noncontrolling interests of $19.4 million for the six months ended June 30, 2025, primarily related to the noncontrolling interest's share of net income in the Retail Joint Venture.

We recognized net income attributable to noncontrolling interests of $66.6 million for the six months ended June 30, 2024, primarily related to the noncontrolling interests' share of net income from WML.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Increase/ (Decrease)	Percent Change	2025	2024	Increase/ (Decrease)	Percent Change
Wynn Palace	$157,206	$184,459	$(27,253)	(14.8)	$319,091	$386,829	$(67,738)	(17.5)
Wynn Macau	96,510	95,911	599	0.6	186,709	233,097	(46,388)	(19.9)
Las Vegas Operations	234,812	230,333	4,479	1.9	458,173	476,595	(18,422)	(3.9)
Encore Boston Harbor	63,859	62,131	1,728	2.8	121,313	125,266	(3,953)	(3.2)
Corporate and other	—	(1,179)	1,179	NM	—	(3,597)	3,597	NM
NM - Not meaningful.

Adjusted Property EBITDAR at Wynn Palace decreased $27.3 million for the three months ended June 30, 2025 due to a decrease in operating revenues of $8.4 million primarily related to lower room revenue, coupled with an increase in operating expenses. Adjusted Property EBITDAR at Wynn Palace decreased $67.7 million for the six months ended June 30, 2025, primarily due to a decrease in operating revenues of $59.4 million attributable to lower VIP win as a percentage of turnover and lower ADR, coupled with higher operating expenses.

Adjusted Property EBITDAR at Wynn Macau increased $0.6 million for the three months ended June 30, 2025 due to a $6.5 million increase in operating revenues, largely attributable to higher casino revenue, partially offset by increased casino expense, inclusive of gaming taxes. Adjusted Property EBITDAR for the six months ended June 30, 2025 decreased $46.4 million due to a decrease in operating revenues of $75.2 million, largely attributable to lower casino revenue, partially offset by a decrease in casino expense, inclusive of gaming taxes.

Adjusted Property EBITDAR at our Las Vegas Operations increased $4.5 million for the three months ended June 30, 2025, primarily due to increased operating revenues of $10.0 million, partially offset by an increase in operating expenses. Adjusted Property EBITDAR at our Las Vegas Operations decreased $18.4 million for the six months ended June 30, 2025, primarily due to an increase in operating expenses.

Adjusted Property EBITDAR at Encore Boston Harbor increased $1.7 million for the three months ended June 30, 2025, primarily due to a $3.1 million increase in operating revenues, coupled with a decrease in operating expenses. Adjusted Property EBITDAR decreased $4.0 million for the six months ended June 30, 2025, primarily due to a decrease in operating revenues of $5.5 million, partially offset by a decrease in operating expenses.

Adjusted Property EBITDAR at Corporate and other decreased $1.2 million and $3.6 million for the three and six months ended June 30, 2025, respectively, as a result of ceasing our digital sports betting and casino gaming operations in the third quarter of 2024.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Six Months Ended June 30,
Cash Flows - Summary	2025	2024
Cash flows from operating activities	$538,836	$667,854

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(325,197)	(191,337)
Investments in unconsolidated affiliates	(130,642)	(428,964)
Proceeds from maturity of investments	—	350,000
Purchase of intangible and other assets	(450)	(2,614)
Proceeds from sale of assets and other	253	1,289
Net cash used in investing activities	(456,036)	(271,626)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	752,812	412,000
Repayments of long-term debt	(763,125)	(1,129,136)
Repurchase of common stock	(377,645)	(80,798)
Proceeds from exercise of stock options	154	1,017
Distribution to noncontrolling interest	(12,324)	(8,641)
Dividends paid	(88,290)	(70,126)
Finance lease payments	(12,694)	(9,163)
Payments for financing costs	(5,732)	(6,458)
Other	(9,142)	(4,486)
Net cash used in financing activities	(515,986)	(895,791)

Effect of exchange rate on cash, cash equivalents and restricted cash	(8,579)	195
Decrease in cash, cash equivalents and restricted cash	$(441,765)	$(499,368)

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

During the six months ended June 30, 2025, the decrease in cash flows from operating activities was primarily due to decreased revenues across our properties.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the six months ended June 30, 2025, we incurred capital expenditures of $106.1 million at our Las Vegas Operations, $105.4 million at Wynn Palace, $30.2 million at Wynn Macau, and $11.5 million at Encore Boston Harbor, primarily related to enhancements at our properties and maintenance capital expenditures, and $72.0 million at Corporate and other primarily related to future development projects. In addition, during the six months ended June 30, 2025, we invested $121.1 million, including $109.5 million of cash contributions, in the joint venture that is constructing Wynn Al Marjan Island.

During the six months ended June 30, 2024, we incurred capital expenditures of $59.1 million at our Las Vegas Operations, $22.1 million at Encore Boston Harbor, $49.4 million at Wynn Palace, and $28.3 million at Wynn Macau, primarily related to maintenance capital expenditures, and $32.4 million at Corporate and other primarily related to future development projects. In addition, during the six months ended June 30, 2024, we invested $429.0 million in the joint venture that is constructing Wynn Al Marjan Island and received proceeds of $300.0 million and $50.0 million upon the maturity of our investments in debt securities and fixed deposits, respectively.

Financing Activities

The below table presents proceeds from the issuance, repayments, and repurchases of the specified debt instruments during the six months ended June 30, 2025 (in thousands):

	Proceeds from issuance	Repayments and repurchases
WRF Credit Facilities:
WRF Term Loan, due 2027	$—	$763,125
WRF Term Loan, due 2030	752,812	—
Total	$752,812	$763,125

In addition, during the six months ended June 30, 2025, we repurchased shares of our common stock for an aggregate cost of $377.6 million, including 4,364,612 shares of our common stock repurchased pursuant to our publicly announced equity repurchase program for an aggregate cost of $358.1 million. We also made dividend payments of $88.3 million, finance lease payments of $12.7 million, and used cash of $12.3 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

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

In addition, during the six months ended June 30, 2024, we repurchased shares of our common stock for an aggregate cost of $80.8 million, including 741,340 shares of our common stock repurchased pursuant to our publicly announced equity repurchase program for an aggregate cost of $68.0 million. We also made dividend payments of $70.1 million, finance lease payments of $9.2 million, and used cash of $8.6 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents and available revolver borrowing capacity, presented by significant financing entity as of June 30, 2025 (in thousands):

	Total Cash and Cash Equivalents	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$1,474,887	$350,734
Wynn Resorts Finance, LLC (1)	231,236	1,235,346
Wynn Resorts, Limited and other	278,629	—
Total	$1,984,752	$1,586,080
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

We expect to make estimated project capital expenditures of between $200 million and $250 million during 2025 and between $450 million and $500 million during 2026 related to enhancements at our Macau Operations. We expect to make maintenance capital expenditures at our Macau Operations of between $70 million and $80 million during 2025.

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

On June 11, 2025, WML paid a cash dividend of HK$0.185 per share on its common stock for a total U.S. dollar equivalent of approximately $124.0 million in respect of the year ended December 31, 2024. Our share of this dividend was $88.5 million.

In July 2025, WM Cayman II increased borrowing capacity under the WM Cayman II Revolver by an additional aggregate amount of $1.0 billion equivalent through the exercise of an accordion feature under the facility agreement. As a result, the total committed amount of the WM Cayman II Revolver has increased to $2.5 billion equivalent.

If our portion of cash available for repatriation was repatriated on June 30, 2025, it would be subject to minimal U.S. taxes.

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

We expect to make estimated project capital expenditures of between $200 million and $225 million during 2025 and between $375 million and $400 million during 2026 related to enhancements at our Las Vegas Operations. We expect to make maintenance capital expenditures at our Las Vegas Operations and Encore Boston Harbor of between $90 million and $115 million, on a combined basis, during 2025.

WRF is a holding company and, as a result, its ability to pay dividends or distributions to Wynn Resorts is dependent on WRF receiving distributions from its subsidiaries. The WRF Credit Agreement contains customary negative and financial covenants, including, but not limited to, covenants that restrict WRF's ability to pay dividends or distributions and incur additional indebtedness.

In June 2025, WRF and certain of its subsidiaries entered into an amendment (the "WRF Credit Facility Amendment") to its existing credit agreement. The WRF Credit Facility Amendment (i) extends the final maturity date with respect to all or a portion of the term loan commitments from September 20, 2027 to June 12, 2030, (ii) extends the termination date with respect to all or a portion of the existing revolving commitments and the maturity date with respect to the corresponding revolving commitments from September 20, 2027 to June 12, 2030 and (iii) allows for $500.0 million of incremental extended revolving commitments with a stated maturity date of June 12, 2030.

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

During the second quarter of 2025, the Company contributed $58.2 million of cash into Island 3, bringing our life-to-date cash contributions to $741.1 million. We estimate our remaining 40% pro-rata share of the required equity for the construction of the Wynn Al Marjan Island integrated resort is between $600 million and $675 million, inclusive of capitalized interest, fees, and certain improvements on the Island. Wynn Al Marjan Island is currently expected to open in 2027.

The Company paid a cash dividend of $0.25 per share in each of the quarters ended March 31, 2025 and June 30, 2025 and recorded $26.6 million and $26.1 million in the quarters ended March 31, 2025 and June 30, 2025, respectively, against accumulated deficit.

On August 7, 2025, the Company announced that its Board of Directors declared a cash dividend of $0.25 per share, payable on August 29, 2025 to stockholders of record as of August 18, 2025.

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

In November 2024, the Company’s Board of Directors authorized an increase in the amount of the Company's outstanding shares of common stock available for repurchase under the previously available repurchase authorization to $1.00 billion. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time. As of June 30, 2025, we had $454.9 million in repurchase authority remaining under the program.

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

Contractual Commitments

During the six months ended June 30, 2025, except as described below, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

As a result of the financing transactions described in our discussion of capital resources above, our long-term debt obligations will decrease by $30.9 million in the remainder of 2025, $31.8 million in 2026, and $652.4 million in 2027 and will increase by $37.6 million in each of 2028 and 2029 and $639.9 million thereafter. Our annual variable interest payments are expected to decrease by $0.7 million in 2025 and increase by $1.8 million in 2026, $13.5 million in 2027, $42.6 million in 2028, $40.3 million in 2029, and $30.8 million thereafter.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies for the six months ended June 30, 2025.

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

As of June 30, 2025, approximately 82% of our long-term debt was based on fixed rates. Based on our outstanding borrowings as of June 30, 2025 and after giving effect to the interest rate swap on the Retail Term Loan, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $18.9 million.

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

In order to mitigate exposure to foreign currency fluctuations, during the first half of 2025, the Company entered into four foreign currency swaps with the objective of managing foreign currency exchange rate risk associated with the U.S. dollar denominated 2026 WML 5 1/2% Senior Notes, 2027 WML 5 1/2% Senior Notes, 2028 WML 5 5/8% Senior Notes, and 2029 5 1/8% Senior Notes. The foreign currency swaps exchange predetermined amounts of Hong Kong dollars for U.S. dollars at a contractual spot rate, have notional amounts of $800.0 million, $750.0 million, $1.35 billion and $200.0 million, and mature in January 2026, October 2027, August 2028, and December 2029, respectively. For additional information, refer to Note 7, "Derivative Instruments" of Part I in this Quarterly Report on Form 10-Q.

Based on our balances as of June 30, 2025 and after giving effect to our foreign currency swaps, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a gain/loss of $7.9 million to our income before income taxes.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to those risk factors during the six months ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2025 to April 30, 2025	1,448,069	$74.74	1,408,205	$508,001
May 1, 2025 to May 31, 2025	198,936	$92.15	196,106	$489,939
June 1, 2025 to June 30, 2025	405,444	$87.56	400,107	$454,939
(1) Shares purchased in April 2025, May 2025, and June 2025 include 39,864, 2,830 and 5,337 shares, respectively, purchased in satisfaction of employee tax withholding obligations on vested restricted stock granted under our stock incentive plans. Refer to Note 13, "Stock-Based Compensation" to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional details on our stock incentive plans.
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

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the three months ended June 30, 2025.

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
10.2
Amendment No. 5 to Credit Agreement, dated as of June 12, 2025, by and among Wynn Resorts Finance, LLC, as borrower, the subsidiaries of borrower party hereto, as guarantors, Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 12, 2025).

10.2.1
Exhibit A to Amendment No. 5 - Credit Agreement, dated as of September 20, 2019 (as amended by Amendment No. 1 dated as of April 10, 2020, Amendment No. 2 dated as of November 27, 2020, Amendment No. 3 dated as of May 17, 2023, Amendment No. 4 dated as of September 16, 2024, and Amendment No. 5 dated as of June 12, 2025), by and among Wynn Resorts Finance, LLC, as borrower, the subsidiaries of borrower party hereto, as guarantors, Deutsche Bank AG New York Branch, as administrative agent and as collateral agent (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 12, 2025).

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a–4(a) and Rule 15d–14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a–14(a) and Rule 15d–14(a).
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three and six months ended June 30, 2025 and 2024; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

*     Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: August 7, 2025	By:	/s/ Julie Cameron-Doe
Julie Cameron-Doe
Chief Financial Officer
(Principal Financial and Accounting Officer)