Form 10-Q
period 2025-09-30
WYNN RESORTS LTD
filed 2025-11-06
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2025
Common stock, par value $0.01	103,974,479

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,486,291	$2,426,155
Investments	475,000	—
Accounts receivable, net of allowance for credit losses of $45,207 and $37,694, respectively	352,659	324,016
Inventories	87,848	75,783
Prepaid expenses and other	130,849	95,725
Total current assets	2,532,647	2,921,679
Property and equipment, net	6,579,216	6,521,283
Restricted cash	96,607	95,638
Intangible assets, net	231,713	254,599
Operating lease assets	1,785,599	1,797,276
Deferred income taxes, net	430,104	507,716
Investments in unconsolidated affiliates	867,745	648,217
Other assets	278,541	231,555
Total assets	$12,802,172	$12,977,963
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$204,584	$205,146
Customer deposits	531,646	508,651
Gaming taxes payable	193,036	171,983
Accrued compensation and benefits	205,600	229,305
Accrued interest	104,117	132,510
Current portion of long-term debt	4,705	41,250
Other accrued liabilities	197,987	250,689
Total current liabilities	1,441,675	1,539,534
Long-term debt	10,563,486	10,500,484
Long-term operating lease liabilities	1,628,121	1,623,890
Other long-term liabilities	310,360	282,658
Total liabilities	13,943,642	13,946,566
Commitments and contingencies (Note 15)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 134,310,365 and 133,584,126 shares issued; 103,977,280 and 107,821,567 shares outstanding, respectively	1,343	1,336
Treasury stock, at cost; 30,333,085 and 25,762,599 shares, respectively	(2,620,502)	(2,241,607)
Additional paid-in capital	3,779,077	3,698,800
Accumulated other comprehensive loss	(1,666)	(5,700)
Accumulated deficit	(1,528,294)	(1,676,990)
Total Wynn Resorts, Limited stockholders' deficit	(370,042)	(224,161)
Noncontrolling interests	(771,428)	(744,442)
Total stockholders' deficit	(1,141,470)	(968,603)
Total liabilities and stockholders' deficit	$12,802,172	$12,977,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues:
Casino	$1,174,717	$1,018,754	$3,266,981	$3,149,166
Rooms	270,484	284,765	836,058	916,700
Food and beverage	261,990	262,597	772,926	810,939
Entertainment, retail and other	126,556	127,207	395,976	412,359
Total operating revenues	1,833,747	1,693,323	5,271,941	5,289,164
Operating expenses:
Casino	705,421	617,469	1,983,362	1,907,426
Rooms	86,385	83,376	256,524	245,991
Food and beverage	231,100	220,187	656,167	647,351
Entertainment, retail and other	54,541	56,184	174,768	190,137
General and administrative	275,035	271,829	831,539	808,172
Provision for credit losses	4,505	1,836	9,254	4,352
Pre-opening	7,289	2,457	23,862	6,050
Depreciation and amortization	152,828	156,273	461,156	507,611
Property charges and other	6,154	150,475	31,631	206,238
Total operating expenses	1,523,258	1,560,086	4,428,263	4,523,328
Operating income	310,489	133,237	843,678	765,836
Other income (expense):
Interest income	16,581	30,729	51,799	105,785
Interest expense, net of amounts capitalized	(157,581)	(167,922)	(469,740)	(524,922)
Change in derivatives fair value	(13,176)	(5,523)	(43,827)	(7,920)
Loss on debt financing transactions	(618)	(109)	(1,701)	(1,670)
Other	33,868	21,300	(10,670)	25,323
Other income (expense), net	(120,926)	(121,525)	(474,139)	(403,404)
Income before income taxes	189,563	11,712	369,539	362,432
Provision for income taxes	(61,136)	(17,127)	(82,746)	(45,076)
Net income (loss)	128,427	(5,415)	286,793	317,356
Less: net income attributable to noncontrolling interests	(40,086)	(26,638)	(59,487)	(93,250)
Net income (loss) attributable to Wynn Resorts, Limited	$88,341	$(32,053)	$227,306	$224,106
Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$0.86	$(0.29)	$2.19	$2.03
Diluted	$0.85	$(0.29)	$2.18	$2.02
Weighted average common shares outstanding:
Basic	102,909	109,727	103,955	110,559
Diluted	103,636	109,727	104,373	110,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$128,427	$(5,415)	$286,793	$317,356
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(16,549)	(9,314)	5,187	(10,968)
Total comprehensive income (loss)	111,878	(14,729)	291,980	306,388
Less: comprehensive income attributable to noncontrolling interests	(35,775)	(23,946)	(60,640)	(90,097)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$76,103	$(38,675)	$231,340	$216,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the three months ended September 30, 2025
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, July 1, 2025	103,976,829	$1,343	$(2,618,638)	$3,755,873	$10,572	$(1,590,690)	$(441,540)	$(766,434)	$(1,207,974)
Net income	—	—	—	—	—	88,341	88,341	40,086	128,427
Currency translation adjustment	—	—	—	—	(12,238)	—	(12,238)	(4,311)	(16,549)
Exercise of stock options	4,438	—	—	303	—	—	303	—	303
Issuance of restricted stock	18,356	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(8,826)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(13,517)	—	(1,864)	—	—	—	(1,864)	—	(1,864)
Cash dividends declared	—	—	—	—	—	(25,945)	(25,945)	(35,810)	(61,755)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(5,814)	(5,814)
Transactions with subsidiary minority shareholders	—	—	—	21	—	—	21	(21)	—
Stock-based compensation	—	—	—	22,880	—	—	22,880	876	23,756
Balances, September 30, 2025	103,977,280	$1,343	$(2,620,502)	$3,779,077	$(1,666)	$(1,528,294)	$(370,042)	$(771,428)	$(1,141,470)

	For the three months ended September 30, 2024
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, July 1, 2024	111,375,062	$1,335	$(1,918,595)	$3,672,049	$2,213	$(1,866,826)	$(109,824)	$(792,138)	$(901,962)
Net income (loss)	—	—	—	—	—	(32,053)	(32,053)	26,638	(5,415)
Currency translation adjustment	—	—	—	—	(6,622)	—	(6,622)	(2,692)	(9,314)
Issuance of restricted stock	39,880	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(19,042)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(1,473,824)	—	(118,451)	—	—	—	(118,451)	—	(118,451)
Cash dividends declared	—	—	—	—	—	(27,645)	(27,645)	(14,405)	(42,050)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,960)	(1,960)
Transactions with subsidiary minority shareholders	—	—	—	439	—	—	439	(439)	—
Stock-based compensation	—	—	—	12,754	—	—	12,754	920	13,674
Balances, September 30, 2024	109,922,076	$1,335	$(2,037,046)	$3,685,242	$(4,409)	$(1,926,524)	$(281,402)	$(784,076)	$(1,065,478)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the nine months ended September 30, 2025
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2025	107,821,567	$1,336	$(2,241,607)	$3,698,800	$(5,700)	$(1,676,990)	$(224,161)	$(744,442)	$(968,603)
Net income	—	—	—	—	—	227,306	227,306	59,487	286,793
Currency translation adjustment	—	—	—	—	4,034	—	4,034	1,153	5,187
Exercise of stock options	6,700	—	—	457	—	—	457	—	457
Issuance of restricted stock	739,939	7	—	7,915	—	—	7,922	—	7,922
Cancellation of restricted stock	(20,400)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(4,570,526)	—	(378,895)	—	—	—	(378,895)	—	(378,895)
Cash dividends declared	—	—	—	—	—	(78,610)	(78,610)	(71,344)	(149,954)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(18,138)	(18,138)
Transactions with subsidiary minority shareholders	—	—	—	1,290	—	—	1,290	(1,290)	—
Stock-based compensation	—	—	—	70,615	—	—	70,615	3,146	73,761
Balances, September 30, 2025	103,977,280	$1,343	$(2,620,502)	$3,779,077	$(1,666)	$(1,528,294)	$(370,042)	$(771,428)	$(1,141,470)

	For the nine months ended September 30, 2024
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2024	111,737,245	$1,330	$(1,836,326)	$3,647,161	$3,406	$(2,066,953)	$(251,382)	$(849,552)	$(1,100,934)
Net income	—	—	—	—	—	224,106	224,106	93,250	317,356
Currency translation adjustment	—	—	—	—	(7,815)	—	(7,815)	(3,153)	(10,968)
Exercise of stock options	17,285	—	—	1,017	—	—	1,017	—	1,017
Issuance of restricted stock	544,858	5	—	8,010	—	—	8,015	—	8,015
Cancellation of restricted stock	(29,012)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(2,348,300)	—	(200,720)	—	—	—	(200,720)	—	(200,720)
Cash dividends declared	—	—	—	—	—	(83,677)	(83,677)	(28,781)	(112,458)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(10,601)	(10,601)
Transactions with subsidiary minority shareholders	—	—	—	(11,508)	—	—	(11,508)	11,508	—
Stock-based compensation	—	—	—	40,562	—	—	40,562	3,253	43,815
Balances, September 30, 2024	109,922,076	$1,335	$(2,037,046)	$3,685,242	$(4,409)	$(1,926,524)	$(281,402)	$(784,076)	$(1,065,478)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$286,793	$317,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	461,156	507,611
Deferred income taxes	76,247	37,780
Stock-based compensation expense	70,901	44,206
Amortization of debt issuance costs	28,400	30,138
Loss on debt financing transactions	1,701	1,670
Provision for credit losses	9,254	4,352
Change in derivatives fair value	46,225	7,920
Property charges and other	45,875	110,398
Increase (decrease) in cash from changes in:
Receivables, net	(36,531)	408
Inventories, prepaid expenses and other	(12,494)	1,968
Customer deposits	20,828	(7,301)
Accounts payable and accrued expenses	(123,718)	(109,331)
Net cash provided by operating activities	874,637	947,175
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(489,185)	(292,690)
Investments in unconsolidated affiliates	(236,117)	(454,980)
Purchase of investments	(475,000)	—
Proceeds from maturity of investments	—	850,000
Purchase of intangible and other assets	(536)	(2,615)
Proceeds from sale of assets and other	1,107	26,797
Net cash (used in) provided by investing activities	(1,199,731)	126,512
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,752,812	1,283,794
Repayments of long-term debt	(1,763,125)	(1,251,210)
Repurchase of common stock	(379,661)	(198,249)
Proceeds from exercise of stock options	457	1,017
Distribution to noncontrolling interest	(18,138)	(10,601)
Dividends paid	(148,861)	(112,045)
Finance lease payments	(19,210)	(14,498)
Payments for financing costs	(26,446)	(31,459)
Other	(9,142)	(4,486)
Net cash used in financing activities	(611,314)	(337,737)
Effect of exchange rate on cash, cash equivalents and restricted cash	(2,487)	3,351
Cash, cash equivalents and restricted cash:
(Decrease) increase in cash, cash equivalents and restricted cash	(938,895)	739,301
Balance, beginning of period	2,521,793	2,969,412
Balance, end of period	$1,582,898	$3,708,713
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

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $509.9 million and $437.2 million for the three months ended September 30, 2025 and 2024, respectively, and $1.40 billion and $1.36 billion for the nine months ended September 30, 2025 and 2024, respectively.

Investments

As of September 30, 2025, the Company held $475.0 million in fixed deposits, recorded at fair value. As of the balance sheet date, the Company evaluates whether the unrealized losses are attributable to credit losses or other factors. The Company considers the severity of the decline in value, creditworthiness of the issuer and other relevant factors and records an allowance for credit losses, limited to the excess of amortized cost over fair value, with a corresponding charge to earnings. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. During the three and nine months ended September 30, 2025 and 2024, no impairment was recognized.

Investments in Unconsolidated Affiliates

The Company accounts for its investment in Island 3, an unconsolidated affiliate which is constructing Wynn Al Marjan Island, using the equity method. Under the equity method, the investment's carrying value is adjusted for the Company’s share of the investee's earnings and losses, capital contributions to and distributions from Island 3, and capitalization of interest cost incurred by the Company during the investee's initial development period. The Company recognized an equity-method loss of $7.1 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, and $16.6 million and $3.8 million for the nine months ended September 30, 2025 and 2024, respectively, in Pre-opening expense within the Condensed Consolidated Statements of Operations.

Recently Issued Accounting Standards

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods and should be applied prospectively. The Company is currently evaluating the impact that this guidance will have on the Company's consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), which revises the approach to accounting for internal-use software costs by eliminating all references to the stages of software development projects, thereby making the guidance adaptable to a variety of software development methodologies. ASU 2025-06 will be effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, on a prospective, modified or retrospective basis, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the Company's consolidated financial statements and related disclosures.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents:
Cash (1)	$1,442,922	$1,639,151
Cash equivalents (2)	43,369	787,004
Total cash and cash equivalents	1,486,291	2,426,155
Restricted cash (3)	96,607	95,638
Total cash, cash equivalents and restricted cash	$1,582,898	$2,521,793
(1) Cash consists of cash on hand and bank deposits.
(2) Cash equivalents consists of bank time deposits and money market funds, which excludes $475.0 million of short-term investments described in Note 2 - Basis of Presentation and Significant Accounting Policies.
(3) Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in trusts in accordance with WML's share award plans, and as of September 30, 2025 and December 31, 2024 included $87.3 million and $87.5 million, respectively, in the form of a first demand bank guarantee in favor of the Macau government to support the legal and contractual obligations of Wynn Resorts (Macau) S.A. ("Wynn Macau SA") through the term of Wynn Macau SA's gaming concession contract.

The following table presents the supplemental cash flow disclosures of the Company (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest, net of amounts capitalized	$470,288	$513,893
Liability settled with shares of common stock	$7,922	$8,015
Accounts and construction payables related to property and equipment	$77,008	$68,853
Net settlement of liabilities in connection with an asset sale	$—	$27,665
Finance lease liabilities arising from obtaining finance lease assets	$39,573	$55,681
Liabilities arising from obtaining property and equipment	$21,400	$—

Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Casino	$278,062	$236,642
Hotel	48,214	45,996
Other	71,590	79,072
	397,866	361,710
Less: allowance for credit losses	(45,207)	(37,694)
	$352,659	$324,016

As of September 30, 2025 and December 31, 2024, approximately 79.0% and 70.9%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 15.5% and 14.7% of gross casino receivables as of September 30, 2025 and December 31, 2024, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowances for credit losses from its hotel and other receivables were not material.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	September 30,
	2025	2024
Balance at beginning of year	$37,694	$40,075
Provision for credit losses	9,254	4,352
Write-offs	(7,839)	(10,013)
Recoveries of receivables previously written off	6,130	4,693
Effect of exchange rate	(32)	79
Balance at end of period	$45,207	$39,186

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Buildings and improvements	$8,681,915	$8,547,922
Land and improvements	1,225,766	1,210,455
Furniture, fixtures and equipment	3,599,279	3,424,361
Airplanes	185,597	110,623
Construction in progress	314,772	287,436
	14,007,329	13,580,797
Less: accumulated depreciation	(7,428,113)	(7,059,514)
	$6,579,216	$6,521,283

As of September 30, 2025 and December 31, 2024, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties.

Depreciation expense for the three months ended September 30, 2025 and 2024 was $139.5 million and $142.6 million, respectively, and depreciation expense for the nine months ended September 30, 2025 and 2024 was $422.2 million and $462.9 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Macau Related:
WM Cayman II Revolver, due 2028 (1)	$1,149,517	$1,151,874
WML 5 1/2% Senior Notes, due 2026	—	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 6 3/4% Senior Notes, due 2034	1,000,000	—
WML 4 1/2% Convertible Bonds, due 2029 (2)	600,000	600,000

U.S. and Corporate Related:
WRF Credit Facilities (3):
WRF Term Loan, due 2027	—	763,125
WRF Term Loan, due 2030	752,813	—
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	1,000,000	1,000,000
WRF 6 1/4% Senior Notes, due 2033	800,000	800,000
Retail Term Loan, due 2027 (4)	600,000	600,000
	10,632,330	10,644,999
WML Convertible Bond Conversion Option Derivative	61,522	33,007
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(125,661)	(136,272)
	10,568,191	10,541,734
Less: Current portion of long-term debt	(4,705)	(41,250)
Total long-term debt, net of current portion	$10,563,486	$10,500,484
(1) As of September 30, 2025, the borrowings under the WM Cayman II Revolver bear interest at the term secured overnight financing rate ("Term SOFR") plus a credit adjustment spread of 0.10% or the Hong Kong Interbank Offered Rate ("HIBOR"), in each case plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $239.1 million and $910.5 million of the WM Cayman II Revolver bears interest at a rate of Term SOFR plus 1.975% per year and HIBOR plus 1.875% per year, respectively. As of September 30, 2025, the weighted average interest rate was approximately 5.56%. As of September 30, 2025, the available borrowing capacity under the WM Cayman II Revolver was $1.36 billion.
(2) As of September 30, 2025, the net carrying amount of the WML Convertible Bonds was $513.8 million, with unamortized debt discount and debt issuance costs of $86.2 million. The Company recorded contractual interest expense of $6.8 million in each period and amortization of discounts and issuance costs of $5.3 million and $4.8 million during the three months ended September 30, 2025 and 2024, respectively, and contractual interest expense of $20.3 million in each period and amortization of discounts and issuance costs of $15.4 million and $14.0 million during the nine months ended September 30, 2025 and 2024, respectively.
(3) The WRF Credit Facilities bear interest at a rate of Term SOFR plus 1.75% per year. As of September 30, 2025, the weighted average interest rate was approximately 5.91%. Additionally, as of September 30, 2025, the available borrowing capacity under the WRF Revolver was $1.23 billion, net of $16.2 million in outstanding letters of credit.
(4) The Retail Term Loan bears interest at a rate of adjusted daily simple secured overnight financing rate ("SOFR") plus 2.15% per year. As of September 30, 2025, the effective interest rate was 5.54%.

WML Senior Notes

In August 2025, WML issued $1.0 billion aggregate principal amount of 6 3/4% Senior Notes due 2034 (the "2034 WML Senior Notes") pursuant to an indenture between WML and Deutsche Bank Trust Company Americas, as trustee. The 2034 WML Senior Notes were issued at par for proceeds of $989.0 million, net of $11.0 million of related fees and expenses. In connection with the issuance of the 2034 WML Senior Notes, the Company recorded debt issuance costs of $11.0 million within the Condensed Consolidated Balance Sheet.

In September 2025, in accordance with the terms and conditions of the WML 5 1/2% Senior Notes due 2026 ("2026 WML Senior Notes") indenture, WML used the net proceeds from the 2034 WML Senior Notes, along with cash on hand, to

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
redeem in full the outstanding $1.0 billion aggregate principal amount of 2026 WML Senior Notes at a price equal to 100% of the principal amount.

WM Cayman II Revolver Facility Agreement

In July 2025, WM Cayman II increased borrowing capacity under the WM Cayman II Revolver by an additional aggregate amount of $1.0 billion equivalent through the exercise of an accordion feature under the existing facility agreement. As a result, the total committed amount of the WM Cayman II Revolver has increased to $2.5 billion equivalent. In connection with the exercise of the accordion feature on the WM Cayman II Revolver, the Company recorded debt issuance costs of $11.6 million within the Condensed Consolidated Balance Sheet.

WRF Credit Facility Agreement Amendment

In June 2025, Wynn Resorts Finance, LLC ("WRF") and certain of its subsidiaries entered into an amendment (the "WRF Facility Amendment") to its existing credit agreement among Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto.

The WRF Facility Amendment (i) extends the final maturity date with respect to all or a portion of the term loan commitments from September 20, 2027 to June 12, 2030, (ii) extends the termination date with respect to all or a portion of the existing revolving commitments and the maturity date with respect to the corresponding revolving loans from September 20, 2027 to June 12, 2030, and (iii) allows for $500.0 million of incremental extended revolving commitments with a stated maturity date of June 12, 2030. In addition, mandatory quarterly repayments on the outstanding term loans were extended, with quarterly repayments of $4.7 million due beginning in September 2026, increasing to $9.4 million each quarter beginning in September 2027. In connection with the WRF Facility Amendment, the Company recognized a loss on debt financing transactions of $1.1 million within the accompanying Condensed Consolidated Statement of Operations, and the Company recorded debt issuance costs of $5.9 million within the Condensed Consolidated Balance Sheet.

Debt Covenant Compliance

As of September 30, 2025, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of September 30, 2025 and December 31, 2024 was approximately $10.75 billion and $10.46 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $10.63 billion and $10.64 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	September 30, 2025		December 31, 2024
WML stock price	HK$	7.22	HK$	5.39
Estimated volatility	26.7%		31.2%
Risk-free interest rate	2.9%		3.6%
Expected term (years)	3.4		4.2
Dividend yield (1)	0.0%		0.0%
(1) Dividend yield is assumed to be zero in the lattice model used to value the WML Convertible Bond Conversion Option Derivative, due to a dividend protection feature in the WML Convertible Bond Agreement.

As of September 30, 2025 and December 31, 2024, the estimated fair value of the embedded derivative was a liability of $61.5 million and $33.0 million, respectively, recorded in Long-term debt in the accompanying Condensed Consolidated Balance Sheets. In connection with the change in fair value, the Company recorded a loss of $18.5 million and $3.9 million for the three months ended September 30, 2025 and 2024, respectively, and a loss of $28.5 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively, within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Operations.

Foreign Currency Swaps

During the nine months ended September 30, 2025, the Company entered into foreign currency swap agreements (the "Foreign Currency Swaps") with the objective of managing foreign currency exchange rate risk associated with the outstanding U.S. dollar denominated WML Senior Notes. The Foreign Currency Swaps exchange predetermined amounts of Hong Kong dollars for U.S. dollars at a contractual spot rate, and as of September 30, 2025, have an aggregate notional amount of $4.10 billion, and have maturities between October 2027 and August 2030.

As of September 30, 2025, the net fair value of the Foreign Currency Swaps was a liability of $14.4 million, with $15.4 million recorded in Prepaid expenses and other and $29.8 million recorded in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. The fair values of the Foreign Currency Swaps were estimated based on discounted future cash flows, incorporating foreign currency spot rates and market yield curves (Level 2 inputs). Gains and losses on the Foreign Currency Swaps are recorded in earnings, as these instruments are not designated as hedges. The Company recorded a gain of $6.1 million and a loss of $8.4 million in the three and nine months ended September 30, 2025, respectively, within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Operations.

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

During the three and nine months ended September 30, 2025, the Company repurchased 600 and 4,365,212 shares of its common stock at average prices of $99.27 and $82.06 per share, respectively, for an aggregate cost of $0.1 million and $358.2 million, respectively, under the equity repurchase program. During both the three and nine months ended September 30, 2024, the Company repurchased 1,464,773 and 2,206,113 shares of its common stock at average prices of $80.37 and $84.19 per share, respectively, for an aggregate cost of $117.7 million and $185.7 million, respectively, under the equity repurchase program. As of September 30, 2025, the Company had $454.9 million in repurchase authority remaining under the program.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Dividends

The Company paid a cash dividend of $0.25 per share on its common stock during each of the three month periods ended March 31, 2025, June 30, 2025, and September 30, 2025 and recorded $26.6 million, $26.1 million, and $25.9 million against accumulated deficit, respectively. The Company paid a cash dividend of $0.25 per share on its common stock in each of the three month periods ended March 31, 2024, June 30, 2024, and September 30, 2024 and recorded $28.0 million against accumulated deficit in each of the three month periods ended March 31, 2024 and June 30, 2024 and $27.7 million in the three month period ended September 30, 2024, against accumulated deficit.

On November 6, 2025, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on November 26, 2025 to stockholders of record as of November 17, 2025.

Noncontrolling Interests

Wynn Macau, Limited

In June 2025, WML paid a cash dividend of HK$0.185 per share on its common stock for a total U.S. dollar equivalent of approximately $124.0 million. The Company's share of this dividend was $88.5 million, and the noncontrolling interest holders' share of this dividend was $35.5 million.

In September 2025, WML paid a cash dividend of HK$0.185 per share on its common stock for a total U.S. dollar equivalent of $125.0 million. The Company's share of this dividend was $89.2 million, and the noncontrolling interest holders' share of this dividend was $35.8 million.

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

Retail Joint Venture

The Retail Joint Venture made aggregate distributions of $5.8 million and $2.0 million during the three months ended September 30, 2025 and 2024, respectively, and $18.1 million and $10.6 million during the nine months ended September 30, 2025 and 2024, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 16, "Retail Joint Venture."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	September 30, 2025	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$43,369	$—	$43,369	$—
Restricted cash	$96,607	$6,582	$90,025	$—
Fixed deposits	$475,000	$—	$475,000	$—
Foreign Currency Swaps (see Note 7)	$15,349	$—	$15,349	$—
Interest rate swap	$1,245	$—	$1,245	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$61,522	$—	$—	$61,522
Foreign Currency Swaps (see Note 7)	$29,762	$—	$29,762	$—
Interest rate swap	$599	$—	$599	$—

		Fair Value Measurements Using:
	December 31, 2024	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$787,004	$—	$787,004	$—
Restricted cash	$95,638	$6,434	$89,204	$—
Interest rate swap	$7,510	$—	$7,510	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$33,007	$—	$—	$33,007

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	September 30, 2025	December 31, 2024	Increase / (decrease)	September 30, 2024	December 31, 2023	Increase / (decrease)
Casino outstanding chips and front money deposits (1)	$423,005	$409,928	$13,077	$441,712	$433,269	$8,443
Advance room deposits and ticket sales (2)	86,643	84,460	2,183	84,133	89,640	(5,507)
Other gaming-related liabilities (3)	13,268	15,458	(2,190)	14,829	24,964	(10,135)
Loyalty program and related liabilities (4)	31,865	29,489	2,376	29,001	31,106	(2,105)
	$554,781	$539,335	$15,446	$569,675	$578,979	$(9,304)
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

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Casino	$2,736	$777	$7,965	$2,243
Rooms	1,906	275	4,778	771
Food and beverage	4,890	597	12,876	1,586
Entertainment, retail and other	694	551	1,653	1,991
General and administrative	12,438	11,470	43,629	37,615
Total stock-based compensation expense	22,664	13,670	70,901	44,206
Total stock-based compensation capitalized	1,407	1,332	4,285	3,953
Total stock-based compensation costs	$24,071	$15,002	$75,186	$48,159

Note 12 - Income Taxes

The Company recorded an income tax expense of $61.1 million and $17.1 million for the three months ended September 30, 2025 and 2024, respectively, and an income tax expense of $82.7 million and $45.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in income tax expense for the three and nine month periods ended September 30, 2025 primarily reflects an increase in the valuation allowance on foreign tax credit carryforwards.

The difference between the statutory tax rate of 21% and the effective tax rate of 22.4% is due to an increase in the valuation allowance on foreign tax credit carryforwards.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On July 4, 2025, the U.S. president signed into law the budget and reconciliation bill, commonly referred to as the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions. The Company has evaluated the impact of these provisions on the Company's effective tax rate and deferred tax assets for 2025 and future periods. These U.S. federal tax law changes increase tax deductions and reduce the utilization of foreign tax credit carryforwards. The Company, in response, increased its valuation allowance on foreign tax credit carryforwards during the three months ended September 30, 2025.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited - basic	$88,341	$(32,053)	$227,306	$224,106
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds (1)	—	—	—	—
Net income (loss) attributable to Wynn Resorts, Limited - diluted	$88,341	$(32,053)	$227,306	$224,106

Denominator:
Weighted average common shares outstanding	102,909	109,727	103,955	110,559
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	727	—	418	251
Weighted average common and common equivalent shares outstanding	103,636	109,727	104,373	110,810

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$0.86	$(0.29)	$2.19	$2.03
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$0.85	$(0.29)	$2.18	$2.02

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	283	383	399	334
(1) The assumed conversion of the WML Convertible Bonds had an anti-dilutive impact for the three and nine months ended September 30, 2025 and 2024.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Minimum rental income	$38,114	$34,529	$110,263	$102,537
Contingent rental income	13,593	13,835	45,114	50,707
Total rental income	$51,707	$48,364	$155,377	$153,244

Note 15 - Commitments and Contingencies

Litigation

The Company and its affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations, and cash flows.

Island 3 Funding Commitment

In connection with the construction of Wynn Al Marjan Island, the Company is required to contribute capital to Island 3 to fund 40% of the project design and development costs in exchange for a pro-rata share of equity in Island 3. During the three and nine months ended September 30, 2025, the Company contributed $93.9 million and $203.3 million of cash into Island 3, respectively, bringing our life-to-date cash contributions to $835.0 million. The Company's remaining 40% pro-rata share of the required equity for the construction of Wynn Al Marjan Island is estimated to be between $500 million and $575 million inclusive of capitalized interest, fees, and certain improvements on the Island.

Island 3 has partnered with Aman Group, a developer and operator of hotels, resorts and branded residences, to construct a second development adjacent to Wynn Al Marjan Island, which will feature a 132-room hotel and a residential tower with one- to five- bedroom units and a limited collection of standalone villas (“Janu Al Marjan Island”). Janu Al Marjan Island, expected to open in late 2028, will be managed and operated by Aman Group and will offer a variety of guest experiences. The Company’s estimated capital contributions to Island 3 for the construction of the Janu Al Marjan Island are between $25 million and $50 million, net of estimated branded residence sales and estimated 50% loan-to-cost financing to fund project costs.

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

Note 16 - Retail Joint Venture

As of September 30, 2025 and December 31, 2024, the Retail Joint Venture had total assets of $99.5 million and $100.3 million, respectively, and total liabilities of $607.2 million and $605.8 million, respectively. As of September 30, 2025 and December 31, 2024, the Retail Joint Venture's liabilities included long-term debt of $598.1 million and $597.3 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

The following tables present the Company's segment information (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2025
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Corporate and Other	Total
Operating revenues
Casino	$542,439	$314,489	$161,576	$156,213	$—	$1,174,717
Rooms	37,396	21,149	186,712	25,227	—	270,484
Food and beverage	33,293	17,343	192,544	18,810	—	261,990
Entertainment, retail and other(1)	22,344	12,532	80,180	11,500	—	126,556
Total operating revenues	635,472	365,513	621,012	211,750	—	1,833,747

Cost of revenue(2)	150,112	102,680	398,718	107,077	—
Gaming taxes(3)	285,078	154,835	18,881	46,279	—
Adjusted Property EBITDAR(4)	$200,282	$107,998	$203,413	$58,394	$—	$570,087

Other operating expenses
Pre-opening						7,289
Depreciation and amortization						152,828
Property charges and other						6,154
Corporate expense and other						35,721
Stock-based compensation						22,664
Triple-net operating lease expense						34,942
Total other operating expenses						259,598
Operating income						310,489
Other non-operating income and expenses
Interest income						16,581
Interest expense, net of amounts capitalized						(157,581)
Change in derivatives fair value						(13,176)
Loss on debt financing transactions						(618)
Other						33,868
Total other non-operating income and expenses						(120,926)
Income before income taxes						189,563
Provision for income taxes						(61,136)
Net income						128,427
Net income attributable to noncontrolling interests						(40,086)
Net income attributable to Wynn Resorts, Limited						$88,341

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2024
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Corporate and Other	Total
Operating revenues
Casino	$418,043	$296,781	$145,186	$158,744	$—	$1,018,754
Rooms	49,145	23,755	187,123	24,742	—	284,765
Food and beverage	31,506	19,524	191,776	19,791	—	262,597
Entertainment, retail and other(1)	21,096	11,897	83,087	10,844	283	127,207
Total operating revenues	519,790	351,957	607,172	214,121	283	1,693,323

Cost of revenue(2)	132,340	102,612	386,783	105,068	1,221
Gaming taxes(3)	225,167	148,751	17,669	46,035	—
Adjusted Property EBITDAR(4)	$162,283	$100,594	$202,720	$63,018	$(938)	$527,677

Other operating expenses
Pre-opening						2,457
Depreciation and amortization						156,273
Property charges and other(5)						150,475
Corporate expense and other						36,184
Stock-based compensation						13,670
Triple-net operating lease expense						35,381
Total other operating expenses						394,440
Operating income						133,237
Other non-operating income and expenses
Interest income						30,729
Interest expense, net of amounts capitalized						(167,922)
Change in derivatives fair value						(5,523)
Loss on debt financing transactions						(109)
Other						21,300
Total other non-operating income and expenses						(121,525)
Income before income taxes						11,712
Provision for income taxes						(17,127)
Net loss						(5,415)
Net income attributable to noncontrolling interests						(26,638)
Net loss attributable to Wynn Resorts, Limited						$(32,053)

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2025
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Corporate and Other	Total
Operating revenues
Casino	$1,435,245	$883,419	$471,071	$477,246	$—	$3,266,981
Rooms	112,492	66,188	590,561	66,817	—	836,058
Food and beverage	95,477	53,155	566,847	57,447	—	772,926
Entertainment, retail and other(1)	67,828	36,524	256,451	35,173	—	395,976
Total operating revenues	1,711,042	1,039,286	1,884,930	636,683	—	5,271,941

Cost of revenue(2)	428,523	304,086	1,167,611	317,822	—
Gaming taxes(3)	763,146	440,493	55,733	139,154	—
Adjusted Property EBITDAR(4)	$519,373	$294,707	$661,586	$179,707	$—	$1,655,373

Other operating expenses
Pre-opening						23,862
Depreciation and amortization						461,156
Property charges and other						31,631
Corporate expense and other						118,748
Stock-based compensation						70,901
Triple-net operating lease expense						105,397
Total other operating expenses						811,695
Operating income						843,678
Other non-operating income and expenses
Interest income						51,799
Interest expense, net of amounts capitalized						(469,740)
Change in derivatives fair value						(43,827)
Loss on debt financing transactions						(1,701)
Other						(10,670)
Total other non-operating income and expenses						(474,139)
Income before income taxes						369,539
Provision for income taxes						(82,746)
Net income						286,793
Net income attributable to noncontrolling interests						(59,487)
Net income attributable to Wynn Resorts, Limited						$227,306

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2024
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Corporate and Other	Total
Operating revenues
Casino	$1,336,788	$923,851	$410,023	$478,504	$—	$3,149,166
Rooms	153,287	76,116	617,071	70,226	—	916,700
Food and beverage	93,405	60,546	593,804	63,184	—	810,939
Entertainment, retail and other(1)	71,260	40,457	251,476	32,599	16,567	412,359
Total operating revenues	1,654,740	1,100,970	1,872,374	644,513	16,567	5,289,164

Cost of revenue(2)	398,726	307,392	1,140,758	315,672	17,285
Gaming taxes(3)	706,902	459,887	52,301	140,557	3,817
Adjusted Property EBITDAR(4)	$549,112	$333,691	$679,315	$188,284	$(4,535)	$1,745,867

Other operating expenses
Pre-opening						6,050
Depreciation and amortization						507,611
Property charges and other(5)						206,238
Corporate expense and other						109,799
Stock-based compensation						44,206
Triple-net operating lease expense						106,127
Total other operating expenses						980,031
Operating income						765,836
Other non-operating income and expenses
Interest income						105,785
Interest expense, net of amounts capitalized						(524,922)
Change in derivatives fair value						(7,920)
Loss on debt financing transactions						(1,670)
Other						25,323
Total other non-operating income and expenses						(403,404)
Income before income taxes						362,432
Provision for income taxes						(45,076)
Net income						317,356
Net income attributable to noncontrolling interests						(93,250)
Net income attributable to Wynn Resorts, Limited						$224,106
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(4) "Adjusted Property EBITDAR" is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other expenses, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other expenses (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, the Company's calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(5) For each of the three and nine months ended September 30, 2024, includes $130.0 million of forfeitures pursuant to a non-prosecution agreement, the Company's $9.4 million contribution towards a legal settlement, $12.5 million of contract termination and other costs related to the closure of Wynn Interactive's digital sports betting and casino gaming business. Property charges and other expenses for the nine months ended September 30, 2024 also included $61.5 million of expensed project costs related to a discontinued development project, partially offset by a gain of $24.6 million related to the sale of certain Wynn Interactive assets.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital expenditures
Macau Operations:
Wynn Palace	$27,009	$22,704	$132,400	$72,112
Wynn Macau	18,526	10,428	48,775	38,758
Total Macau Operations	45,535	33,132	181,175	110,870
Las Vegas Operations	82,756	46,894	188,844	105,967
Encore Boston Harbor	6,416	5,405	17,903	27,491
Corporate and other	29,281	15,922	101,263	48,362
Total	$163,988	$101,353	$489,185	$292,690

	September 30, 2025	December 31, 2024
Assets
Macau Operations:
Wynn Palace	$2,823,996	$2,813,190
Wynn Macau	1,150,623	1,412,795
Other Macau	1,025,014	778,928
Total Macau Operations	4,999,633	5,004,913
Las Vegas Operations	3,180,364	3,157,399
Encore Boston Harbor	1,954,362	1,980,420
Corporate and other	2,667,813	2,835,231
Total	$12,802,172	$12,977,963

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

Results of Operations

Summary of third quarter 2025 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues	$1,833,747	$1,693,323	$140,424	8.3	$5,271,941	$5,289,164	$(17,223)	(0.3)
Net income (loss) attributable to Wynn Resorts, Limited	88,341	(32,053)	120,394	375.6	227,306	224,106	3,200	1.4
Diluted net income (loss) per share	0.85	(0.29)	1.14	393.1	2.18	2.02	0.16	7.9

The increase in operating revenues for the three months ended September 30, 2025 was largely driven by increased operating revenues of $129.2 million at our Macau Operations, despite a one-day closure caused by typhoon Ragasa.

The increase in net income attributable to Wynn Resorts, Limited for the three months ended September 30, 2025 was primarily attributable to the increase in operating revenues, as well as a decrease in property charges and other expenses. Property charges and other expenses for the three months ended September 30, 2024 included $130.0 million of forfeitures pursuant to a non-prosecution agreement (the "NPA").

Financial results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$635,472	$519,790	$115,682	22.3
Wynn Macau	365,513	351,957	13,556	3.9
Total Macau Operations	1,000,985	871,747	129,238	14.8
Las Vegas Operations	621,012	607,172	13,840	2.3
Encore Boston Harbor	211,750	214,121	(2,371)	(1.1)
Corporate and other	—	283	(283)	NM
	$1,833,747	$1,693,323	$140,424	8.3
NM - Not meaningful.

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,174,717	$1,018,754	$155,963	15.3
Non-casino revenues:
Rooms	270,484	284,765	(14,281)	(5.0)
Food and beverage	261,990	262,597	(607)	(0.2)
Entertainment, retail and other	126,556	127,207	(651)	(0.5)
Total non-casino revenues	659,030	674,569	(15,539)	(2.3)
	$1,833,747	$1,693,323	$140,424	8.3

Casino revenues for the three months ended September 30, 2025 were 64.1% of operating revenues, compared to 60.2% for the same period of 2024. Non-casino revenues for the three months ended September 30, 2025 were 35.9% of operating revenues, compared to 39.8% for the same period of 2024.

Casino revenues

Casino revenues increased primarily due to higher mass market table games volume and table games win at our Macau Operations and higher casino volumes at our Las Vegas Operations, resulting in increased table games and slot machine win.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$542,439	$418,043	$124,396	29.8
VIP:
Average number of table games	52	57	(5)	(8.8)
VIP turnover	$3,261,314	$3,199,140	$62,174	1.9
VIP table games win	$152,478	$97,312	$55,166	56.7
VIP win as a % of turnover	4.68%	3.04%	1.64
Table games win per unit per day	$32,401	$18,614	$13,787	74.1
Mass market:
Average number of table games	247	247	—	—
Table drop	$2,057,789	$1,694,575	$363,214	21.4
Table games win	$465,683	$404,307	$61,376	15.2
Table games win %	22.6%	23.9%	(1.3)
Table games win per unit per day	$20,714	$17,801	$2,913	16.4
Average number of slot machines	653	596	57	9.6
Slot machine handle	$710,156	$577,289	$132,867	23.0
Slot machine win	$30,482	$27,230	$3,252	11.9
Slot machine win per unit per day	$513	$497	$16	3.2
Wynn Macau:
Total casino revenues	$314,489	$296,781	$17,708	6.0
VIP:
Average number of table games	17	30	(13)	(43.3)
VIP turnover	$1,019,346	$1,201,516	$(182,170)	(15.2)
VIP table games win	$29,873	$43,326	$(13,453)	(31.1)
VIP win as a % of turnover	2.93%	3.61%	(0.68)
Table games win per unit per day	$18,871	$15,692	$3,179	20.3
Mass market:
Average number of table games	238	222	16	7.2
Table drop	$1,633,273	$1,515,462	$117,811	7.8
Table games win	$305,761	$280,044	$25,717	9.2
Table games win %	18.7%	18.5%	0.2
Table games win per unit per day	$14,139	$13,713	$426	3.1
Average number of slot machines	809	621	188	30.3
Slot machine handle	$855,707	$815,319	$40,388	5.0
Slot machine win	$25,588	$24,434	$1,154	4.7
Slot machine win per unit per day	$347	$428	$(81)	(18.9)
Poker rake	$2,722	$3,205	$(483)	(15.1)
Note: Our casino operations in Macau were closed for a 1-day period in September 2025 due to Typhoon Ragasa.

	Three Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$161,576	$145,186	$16,390	11.3
Average number of table games	233	235	(2)	(0.9)
Table drop	$652,293	$580,800	$71,493	12.3
Table games win	$150,073	$135,230	$14,843	11.0
Table games win %	23.0%	23.3%	(0.3)
Table games win per unit per day	$6,994	$6,256	$738	11.8
Average number of slot machines	1,573	1,620	(47)	(2.9)
Slot machine handle	$1,818,133	$1,695,799	$122,334	7.2
Slot machine win	$123,500	$112,771	$10,729	9.5
Slot machine win per unit per day	$854	$757	$97	12.8
Poker rake	$5,148	$4,629	$519	11.2
Encore Boston Harbor:
Total casino revenues	$156,213	$158,744	$(2,531)	(1.6)
Average number of table games	172	179	(7)	(3.9)
Table drop	$323,981	$347,082	$(23,101)	(6.7)
Table games win	$66,257	$74,048	$(7,791)	(10.5)
Table games win %	20.5%	21.3%	(0.8)
Table games win per unit per day	$4,187	$4,507	$(320)	(7.1)
Average number of slot machines	2,727	2,611	116	4.4
Slot machine handle	$1,397,554	$1,378,066	$19,488	1.4
Slot machine win	$110,797	$105,550	$5,247	5.0
Slot machine win per unit per day	$442	$439	$3	0.7
Poker rake	$5,410	$5,334	$76	1.4

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$37,396	$49,145	$(11,749)	(23.9)
Occupancy	98.2%	98.3%	(0.1)
ADR	$221	$295	$(74)	(25.1)
REVPAR	$217	$289	$(72)	(24.9)
Wynn Macau:
Total room revenues (dollars in thousands)	$21,149	$23,755	$(2,606)	(11.0)
Occupancy	98.8%	98.9%	(0.1)
ADR	$207	$233	$(26)	(11.2)
REVPAR	$205	$230	$(25)	(10.9)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$186,712	$187,123	$(411)	(0.2)
Occupancy	85.7%	89.0%	(3.3)
ADR	$505	$495	$10	2.0
REVPAR	$433	$441	$(8)	(1.8)
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$25,227	$24,742	$485	2.0
Occupancy	95.5%	96.9%	(1.4)
ADR	$431	$426	$5	1.2
REVPAR	$412	$412	$—	—

Room revenues decreased $14.3 million, primarily due to lower ADR at our Macau Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$705,421	$617,469	$87,952	14.2
Rooms	86,385	83,376	3,009	3.6
Food and beverage	231,100	220,187	10,913	5.0
Entertainment, retail and other	54,541	56,184	(1,643)	(2.9)
General and administrative	275,035	271,829	3,206	1.2
Provision for credit losses	4,505	1,836	2,669	145.4
Pre-opening	7,289	2,457	4,832	196.7
Depreciation and amortization	152,828	156,273	(3,445)	(2.2)
Property charges and other	6,154	150,475	(144,321)	(95.9)
Total operating expenses	$1,523,258	$1,560,086	$(36,828)	(2.4)

The decrease in total operating expenses was primarily due to the decrease in property charges and other expenses at our Las Vegas Operations and Corporate and other, partially offset by an increase in casino expenses at our Macau Operations driven by an increase in gaming tax expense.

Casino expenses increased $9.6 million and $69.6 million at Wynn Macau and Wynn Palace, respectively, which includes increases of $6.1 million and $59.9 million in gaming tax expense at Wynn Macau and Wynn Palace, respectively, as a result of higher casino revenues.

Food and beverage expenses increased $7.9 million at Wynn Palace, primarily as a result of increased covers; and $4.8 million at our Las Vegas Operations largely due to higher stock-based compensation expense as a result of stock awards granted in connection with the 20th anniversary of the opening of Wynn Las Vegas ("20th Anniversary").

Property charges and other expenses for the three months ended September 30, 2025 consisted primarily of asset abandonments and disposals of $4.6 million at our Macau Operations. Property charges and other expenses for the three months ended September 30, 2024 consisted primarily of $130.0 million of forfeitures pursuant to the NPA and the Company's $9.4 million contribution towards a legal settlement. Property charges and other expenses for the three months ended September 30, 2024 also included $12.5 million of contract termination and other costs related to the closure of Wynn Interactive's digital sports betting and casino gaming business.

Other non-operating income and expenses

Interest expense, net of capitalized interest, decreased $10.3 million due to a decrease in the weighted average debt balance to $11.09 billion for the three months ended September 30, 2025 from $11.40 billion for the three months ended September 30, 2024. In addition, we capitalized interest of $11.6 million and $7.8 million in the three months ended September 30, 2025 and 2024, respectively.

We recorded interest income of $16.6 million and $30.7 million in the three months ended September 30, 2025 and 2024, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement gain of $33.9 million and $21.3 million for the three months ended September 30, 2025 and 2024, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities drove the variability between periods.

We recorded a loss of $13.2 million for the three months ended September 30, 2025, from change in derivatives fair value, which primarily includes a loss of $18.5 million related to the conversion feature on the WML Convertible Bonds and a gain of $6.1 million related to foreign currency swaps. We recorded a loss of $5.5 million for the three months ended September 30, 2024, from change in derivatives fair value, primarily related to the conversion feature on the WML Convertible Bonds. For more information on the Company's derivative instruments, refer to Item 1—"Notes to Condensed Consolidated Financial Statements," Note 7, "Derivative Instruments."

We recorded a $0.6 million loss on debt financing transactions for the three months ended September 30, 2025, primarily related to the redemption of the WML 5 1/2% Senior Notes due 2026 ("2026 WML Senior Notes"). We recorded a $0.1 million loss on debt financing transactions in the three months ended September 30, 2024 related to the WRF Credit Facility amendment.

Income taxes

We recorded an income tax expense of $61.1 million and $17.1 million for the three months ended September 30, 2025 and 2024, respectively. The increase in income tax expense for the three months ended September 30, 2025, primarily reflects an increase in the valuation allowance on foreign tax credit carryforwards.

Net income attributable to noncontrolling interests

We recognized net income attributable to noncontrolling interests of $40.1 million and $26.6 million for the three months ended September 30, 2025 and 2024, respectively, primarily related to the noncontrolling interest's share of net income from WML.

Financial results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$1,711,042	$1,654,740	$56,302	3.4
Wynn Macau	1,039,286	1,100,970	(61,684)	(5.6)
Total Macau Operations	2,750,328	2,755,710	(5,382)	(0.2)
Las Vegas Operations	1,884,930	1,872,374	12,556	0.7
Encore Boston Harbor	636,683	644,513	(7,830)	(1.2)
Corporate and other	—	16,567	(16,567)	NM
	$5,271,941	$5,289,164	$(17,223)	(0.3)
NM - Not meaningful.

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$3,266,981	$3,149,166	$117,815	3.7
Non-casino revenues:
Rooms	836,058	916,700	(80,642)	(8.8)
Food and beverage	772,926	810,939	(38,013)	(4.7)
Entertainment, retail and other	395,976	412,359	(16,383)	(4.0)
Total non-casino revenues	2,004,960	2,139,998	(135,038)	(6.3)
	$5,271,941	$5,289,164	$(17,223)	(0.3)

Casino revenues for the nine months ended September 30, 2025 were 62.0% of operating revenues, compared to 59.5% for the same period of 2024. Non-casino revenues for the nine months ended September 30, 2025 were 38.0% of operating revenues, compared to 40.5% for the same period of 2024.

Casino revenues

Casino revenues increased primarily due to higher VIP and mass market table games win at Wynn Palace and higher table games and slot machine win at our Las Vegas Operations, partially offset by decreased VIP and mass market table games win at Wynn Macau during the nine months ended September 30, 2025.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Nine Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$1,435,245	$1,336,788	$98,457	7.4
VIP:
Average number of table games	53	58	(5)	(8.6)
VIP turnover	$11,337,407	$9,930,241	$1,407,166	14.2
VIP table games win	$373,481	$342,024	$31,457	9.2
VIP win as a % of turnover	3.29%	3.44%	(0.15)
Table games win per unit per day	$25,888	$21,677	$4,211	19.4
Mass market:
Average number of table games	248	245	3	1.2
Table drop	$5,606,241	$5,215,019	$391,222	7.5
Table games win	$1,299,679	$1,251,039	$48,640	3.9
Table games win %	23.2%	24.0%	(0.8)
Table games win per unit per day	$19,282	$18,620	$662	3.6
Average number of slot machines	643	592	51	8.6
Slot machine handle	$2,202,840	$1,815,623	$387,217	21.3
Slot machine win	$92,320	$83,790	$8,530	10.2
Slot machine win per unit per day	$528	$517	$11	2.1
Wynn Macau:
Total casino revenues	$883,419	$923,851	$(40,432)	(4.4)
VIP:
Average number of table games	23	30	(7)	(23.3)
VIP turnover	$3,438,127	$3,955,277	$(517,150)	(13.1)
VIP table games win	$79,025	$122,705	$(43,680)	(35.6)
VIP win as a % of turnover	2.30%	3.10%	(0.80)
Table games win per unit per day	$12,862	$14,988	$(2,126)	(14.2)
Mass market:
Average number of table games	230	222	8	3.6
Table drop	$4,793,914	$4,801,533	$(7,619)	(0.2)
Table games win	$875,146	$887,194	$(12,048)	(1.4)
Table games win %	18.3%	18.5%	(0.2)
Table games win per unit per day	$13,993	$14,599	$(606)	(4.2)
Average number of slot machines	763	607	156	25.7
Slot machine handle	$2,718,205	$2,347,521	$370,684	15.8
Slot machine win	$75,148	$76,604	$(1,456)	(1.9)
Slot machine win per unit per day	$362	$461	$(99)	(21.5)
Poker rake	$8,778	$11,831	$(3,053)	(25.8)
Note: Our casino operations in Macau were closed for a 1-day period in September 2025 due to Typhoon Ragasa.

	Nine Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$471,071	$410,023	$61,048	14.9
Average number of table games	234	234	—	—
Table drop	$1,854,052	$1,721,435	$132,617	7.7
Table games win	$427,109	$409,336	$17,773	4.3
Table games win %	23.0%	23.8%	(0.8)
Table games win per unit per day	$6,691	$6,380	$311	4.9
Average number of slot machines	1,575	1,612	(37)	(2.3)
Slot machine handle	$5,356,473	$4,840,241	$516,232	10.7
Slot machine win	$370,350	$322,544	$47,806	14.8
Slot machine win per unit per day	$861	$730	$131	17.9
Poker rake	$17,583	$16,652	$931	5.6
Encore Boston Harbor:
Total casino revenues	$477,246	$478,504	$(1,258)	(0.3)
Average number of table games	172	182	(10)	(5.5)
Table drop	$1,002,226	$1,072,750	$(70,524)	(6.6)
Table games win	$208,155	$227,496	$(19,341)	(8.5)
Table games win %	20.8%	21.2%	(0.4)
Table games win per unit per day	$4,433	$4,553	$(120)	(2.6)
Average number of slot machines	2,721	2,612	109	4.2
Slot machine handle	$4,120,102	$4,201,520	$(81,418)	(1.9)
Slot machine win	$327,752	$315,773	$11,979	3.8
Slot machine win per unit per day	$441	$441	$—	—
Poker rake	$16,482	$16,422	$60	0.4

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Nine Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$112,492	$153,287	$(40,795)	(26.6)
Occupancy	98.4%	98.7%	(0.3)
ADR	$225	$315	$(90)	(28.6)
REVPAR	$222	$311	$(89)	(28.6)
Wynn Macau:
Total room revenues (dollars in thousands)	$66,188	$76,116	$(9,928)	(13.0)
Occupancy	99.1%	99.2%	(0.1)
ADR	$219	$251	$(32)	(12.7)
REVPAR	$217	$249	$(32)	(12.9)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$590,561	$617,071	$(26,510)	(4.3)
Occupancy	87.4%	89.3%	(1.9)
ADR	$527	$541	$(14)	(2.6)
REVPAR	$461	$483	$(22)	(4.6)
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$66,817	$70,226	$(3,409)	(4.9)
Occupancy	92.2%	94.4%	(2.2)
ADR	$399	$410	$(11)	(2.7)
REVPAR	$368	$387	$(19)	(4.9)

Room revenues decreased $80.6 million due to lower ADR across all of our properties.

Food and beverage revenues decreased $38.0 million, primarily due to a decrease in revenues from nightlife venues at our Las Vegas Operations during the nine months ended September 30, 2025. The nine months ended September 30, 2024 included incremental food and beverage revenue at our Las Vegas Operations from Super Bowl-related events.

Entertainment, retail and other revenues decreased $16.4 million, primarily due to a decrease in operating revenues at Wynn Interactive following the closure of its digital sports betting and casino business in the third quarter of 2024.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$1,983,362	$1,907,426	$75,936	4.0
Rooms	256,524	245,991	10,533	4.3
Food and beverage	656,167	647,351	8,816	1.4
Entertainment, retail and other	174,768	190,137	(15,369)	(8.1)
General and administrative	831,539	808,172	23,367	2.9
Provision for credit losses	9,254	4,352	4,902	112.6
Pre-opening	23,862	6,050	17,812	294.4
Depreciation and amortization	461,156	507,611	(46,455)	(9.2)
Property charges and other	31,631	206,238	(174,607)	(84.7)
Total operating expenses	$4,428,263	$4,523,328	$(95,065)	(2.1)

The decrease in total operating expenses was primarily due to a decrease in depreciation and amortization expense at Encore Boston Harbor and Corporate and other and a decrease in property charges and other expenses at our Las Vegas Operations and Corporate and other, partially offset by an increase in casino expenses at Wynn Palace.

Casino expenses increased $71.4 million at Wynn Palace, including an increase of $56.2 million in gaming tax expense driven by an increase in casino revenue, and $21.2 million at our Las Vegas Operations, primarily driven by higher stock-based compensation expense from stock awards granted in connection the 20th Anniversary. These increases were partially offset by a $12.8 million decrease at Wynn Macau, including a decrease of $19.4 million in gaming tax expense driven by a decrease in casino revenue.

Room expenses increased $10.0 million at our Las Vegas Operations, largely due to higher stock-based compensation expense as a result of stock awards granted to employees in connection with the 20th Anniversary.

Entertainment, retail and other expenses decreased $21.7 million at Corporate and other as a result of decreased operating costs related to Wynn Interactive following the closure of its digital sports betting and casino gaming business in the third quarter of 2024.

General and administrative expenses increased $23.4 million, primarily due to the one-time cost of the 20th Anniversary celebrations, including higher stock-based compensation expense as a result of stock awards granted in connection with the 20th Anniversary.

Pre-opening expense increased $12.8 million at Corporate and other largely due to pre-opening costs associated with Wynn Al Marjan Island.

Depreciation and amortization expenses decreased $33.5 million at Encore Boston Harbor as a result of certain assets being fully depreciated five years after the opening of the property in June of 2019, and $15.5 million at Corporate and other as a result of the closure of Wynn Interactive's digital sports betting and casino gaming business in the third quarter of 2024.

Property charges and other expenses for the nine months ended September 30, 2025 consisted primarily of $6.6 million and $5.8 million of contract terminations and other expenses at our Las Vegas Operations and Encore Boston Harbor, respectively; and $11.7 million, $3.7 million and $2.8 million of asset abandonments and disposals at our Macau Operations, our Las Vegas Operations and Corporate and other, respectively.

Property charges and other expenses for the nine months ended September 30, 2024 consisted primarily of $130.0 million of forfeitures pursuant to the NPA and the Company's $9.4 million contribution towards a legal settlement. Property charges and other expenses for the nine months ended September 30, 2024 also included $12.6 million of asset abandonments at Wynn

Palace, $61.5 million of expensed project costs related to a discontinued development project at Corporate and other and $16.8 million of contract terminations and other costs related to Wynn Interactive, partially offset by a gain of $24.6 million related to the sale of certain Wynn Interactive assets.

Other non-operating income and expenses

Interest expense, net of capitalized interest, decreased $55.2 million primarily due to a decrease in the weighted average debt balance to $10.99 billion for the nine months ended September 30, 2025 from $11.58 billion for the nine months ended September 30, 2024, and a decrease in the weighted average interest rate to 5.68% for the nine months ended September 30, 2025 from 5.97% for the nine months ended September 30, 2024. In addition, we capitalized interest of $32.8 million and $13.6 million for the nine months ended September 30, 2025 and 2024, respectively.

We recorded interest income of $51.8 million and $105.8 million in the nine months ended September 30, 2025 and 2024, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement loss of $10.7 million and a gain of $25.3 million for the nine months ended September 30, 2025 and 2024, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a loss of $43.8 million for the nine months ended September 30, 2025, from change in derivatives fair value, which primarily includes a loss of $28.5 million related to the conversion feature on the WML Convertible Bonds and a loss of $8.4 million related to foreign currency swaps. We recorded a loss of $7.9 million from changes in derivatives fair value for the nine months ended September 30, 2024, primarily related to the interest rate collar on the Retail Term Loan.

We recorded a $1.7 million loss on debt financing transactions for the nine months ended September 30, 2025 related to the amendment of the WRF credit facility and the redemption of the 2026 WML Senior Notes. We recorded a $1.7 million loss on debt financing transactions for the nine months ended September 30, 2024, primarily related to the issuance of the 2031 Add-On WRF Senior Notes and the repurchase of the tendered 2025 WLV Senior Notes.

Income taxes

We recorded income tax expense of $82.7 million and $45.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in income tax expense for the nine months ended September 30, 2025 primarily reflects an increase in the valuation allowance on foreign tax credit carryforwards.

Net income attributable to noncontrolling interests

We recognized net income attributable to noncontrolling interests of $59.5 million and $93.3 million for the nine months ended September 30, 2025 and 2024, respectively, primarily related to the noncontrolling interest's share of net income from WML.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Increase/ (Decrease)	Percent Change	2025	2024	Increase/ (Decrease)	Percent Change
Wynn Palace	$200,282	$162,283	$37,999	23.4	$519,373	$549,112	$(29,739)	(5.4)
Wynn Macau	107,998	100,594	7,404	7.4	294,707	333,691	(38,984)	(11.7)
Las Vegas Operations	203,413	202,720	693	0.3	661,586	679,315	(17,729)	(2.6)
Encore Boston Harbor	58,394	63,018	(4,624)	(7.3)	179,707	188,284	(8,577)	(4.6)
Corporate and other	—	(938)	938	NM	—	(4,535)	4,535	NM
NM - Not meaningful.

Adjusted Property EBITDAR at Wynn Palace increased $38.0 million for the three months ended September 30, 2025 due to an increase in operating revenues of $115.7 million primarily related to higher casino revenue, partially offset by increased casino expense, inclusive of gaming taxes. Adjusted Property EBITDAR at Wynn Palace decreased $29.7 million for the nine months ended September 30, 2025, primarily due to a decrease in rooms revenue as a result of lower ADR.

Adjusted Property EBITDAR at Wynn Macau increased $7.4 million for the three months ended September 30, 2025 due to a $13.6 million increase in operating revenues, largely attributable to higher casino revenue, partially offset by increased casino expense, inclusive of gaming taxes. Adjusted Property EBITDAR at Wynn Macau for the nine months ended September 30, 2025 decreased $39.0 million due to a decrease in operating revenues of $61.7 million, largely attributable to lower casino revenue, partially offset by a decrease in casino expense, inclusive of gaming taxes.

Adjusted Property EBITDAR at our Las Vegas Operations for the three months ended September 30, 2025 increased $0.7 million. Adjusted Property EBITDAR at our Las Vegas Operations decreased $17.7 million for the nine months ended

September 30, 2025, primarily due to a decrease of $48.5 million in non-gaming revenues, partially offset by lower operating expenses. The nine months ended September 30, 2024 included incremental food and beverage revenue from Super Bowl-related events and from outlets undergoing renovations.

Adjusted Property EBITDAR at Encore Boston Harbor decreased $4.6 million for the three months ended September 30, 2025, primarily due to a $2.4 million decrease in operating revenues, coupled with an increase in operating expenses. Adjusted Property EBITDAR decreased $8.6 million for the nine months ended September 30, 2025, primarily due to a decrease in operating revenues of $7.8 million.

Adjusted Property EBITDAR at Corporate and other decreased $0.9 million and $4.5 million for the three and nine months ended September 30, 2025, respectively, as a result of ceasing our digital sports betting and casino gaming operations in the third quarter of 2024.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Nine Months Ended September 30,
Cash Flows - Summary	2025	2024
Cash flows from operating activities	$874,637	$947,175

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(489,185)	(292,690)
Investments in unconsolidated affiliates	(236,117)	(454,980)
Purchase of investments	(475,000)	—
Proceeds from maturity of investments	—	850,000
Purchase of intangible and other assets	(536)	(2,615)
Proceeds from sale of assets and other	1,107	26,797
Net cash (used in) provided by investing activities	(1,199,731)	126,512

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,752,812	1,283,794
Repayments of long-term debt	(1,763,125)	(1,251,210)
Repurchase of common stock	(379,661)	(198,249)
Proceeds from exercise of stock options	457	1,017
Distribution to noncontrolling interest	(18,138)	(10,601)
Dividends paid	(148,861)	(112,045)
Finance lease payments	(19,210)	(14,498)
Payments for financing costs	(26,446)	(31,459)
Other	(9,142)	(4,486)
Net cash used in financing activities	(611,314)	(337,737)

Effect of exchange rate on cash, cash equivalents and restricted cash	(2,487)	3,351
(Decrease) increase in cash, cash equivalents and restricted cash	$(938,895)	$739,301

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

During the nine months ended September 30, 2025, the decrease in cash flows from operating activities was primarily due to a decrease in operating income at our Macau Operations.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the nine months ended September 30, 2025, we incurred capital expenditures of $188.8 million at our Las Vegas Operations, $132.4 million at Wynn Palace, $48.8 million at Wynn Macau, and $17.9 million at Encore Boston Harbor, primarily related to enhancements at our properties and maintenance capital expenditures, and $101.3 million at Corporate and other primarily related to future development projects. In addition, during the nine months ended September 30, 2025, we invested $236.1 million, including $203.3 million of cash contributions, in the joint venture that is constructing Wynn Al Marjan Island and purchased $475.0 million in investments, comprised of fixed deposits maturing in less than one year.

During the nine months ended September 30, 2024, we incurred capital expenditures of $106.0 million at our Las Vegas Operations, $72.1 million at Wynn Palace, $38.8 million at Wynn Macau, and $27.5 million at Encore Boston Harbor, primarily related to maintenance capital expenditures, and $48.4 million at Corporate and other primarily related to future development projects. In addition, during the nine months ended September 30, 2024, we invested $455.0 million, including $442.7 million of cash contributions, in the joint venture that is constructing Wynn Al Marjan Island and received proceeds of $300.0 million and $550.0 million upon the maturity of our investments in debt securities and fixed deposits, respectively.

Financing Activities

The below table presents proceeds from the issuance, repayments, and repurchases of the specified debt instruments during the nine months ended September 30, 2025 (in thousands):

	Proceeds from issuance	Repayments and repurchases
WML 6 3/4% Senior Notes, due 2034 ("2034 WML Senior Notes")	$1,000,000	$—
WML 5 1/2% Senior Notes, due 2026 ("2026 WML Senior Notes")	—	1,000,000
WRF Credit Facilities:
WRF Term Loan, due 2027	—	763,125
WRF Term Loan, due 2030	752,812	—
Total	$1,752,812	$1,763,125

In addition, during the nine months ended September 30, 2025, we repurchased shares of our common stock for an aggregate cost of $379.7 million, including 4,365,212 shares of our common stock repurchased pursuant to our publicly announced equity repurchase program for an aggregate cost of $358.2 million. We also made dividend payments of $148.9 million, finance lease payments of $19.2 million, paid $26.4 million for financing costs related to the financing activities above, and used cash of $18.1 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

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

In addition, during the nine months ended September 30, 2024, we repurchased shares of our common stock for an aggregate cost of $198.2 million, including 2,206,113 shares of our common stock repurchased pursuant to our publicly announced equity repurchase program for an aggregate cost of $185.7 million. We also made dividend payments of $112.0 million, finance lease payments of $14.5 million, paid $31.5 million for financing costs related to the financing activities above, and used cash of $10.6 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, investments and available revolver borrowing capacity, presented by significant financing entity as of September 30, 2025 (in thousands):

	Total Cash and Cash Equivalents	Investments (1)	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$973,301	$475,000	$1,355,012
Wynn Resorts Finance, LLC (2)	228,739	—	1,233,783
Wynn Resorts, Limited and other	284,251	—	—
Total	$1,486,291	$475,000	$2,588,795
(1) Investments consist of fixed deposits maturing in less than one year.
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

In June 2025, WML paid a cash dividend of HK$0.185 per share on its common stock for a total U.S. dollar equivalent of approximately $124.0 million in respect of the year ended December 31, 2024. Our share of this dividend was $88.5 million.

In September 2025, WML paid a cash dividend of HK$0.185 per share on its common stock for a total U.S. dollar equivalent of $125.0 million in respect of the six months ended June 30, 2025. Our share of this dividend was $89.2 million.

In July 2025, WM Cayman II increased borrowing capacity under the WM Cayman II Revolver by an additional aggregate amount of $1.0 billion equivalent through the exercise of an accordion feature under the existing facility agreement. As a result, the total committed amount of the WM Cayman II Revolver has increased to $2.5 billion equivalent. In connection with the exercise of the accordion feature on the WM Cayman II Revolver, we recorded debt issuance costs of $11.6 million.

In August 2025, WML issued $1.0 billion aggregate principal amount of the 2034 WML Senior Notes. The 2034 WML Senior Notes were issued at par for proceeds of $989.0 million, net of $11.0 million of related fees and expenses.

In September 2025, we redeemed in full the outstanding $1.0 billion aggregate principal amount of 2026 WML Senior Notes using net proceeds from the issuance of the 2034 WML Senior Notes, along with cash on hand, at a price equal to 100% of the principal amount.

If our portion of cash available for repatriation was repatriated on September 30, 2025, it would be subject to minimal U.S. taxes.

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

During the third quarter of 2025, the Company contributed $93.9 million of cash into Island 3, bringing our life-to-date cash contributions to $835.0 million. We estimate our remaining 40% pro-rata share of the required equity for the construction of the Wynn Al Marjan Island integrated resort is between $500 million and $575 million, inclusive of capitalized interest, fees, and certain improvements on the Island. Wynn Al Marjan Island is currently expected to open in 2027.

Island 3 has partnered with Aman Group, a developer and operator of hotels, resorts and branded residences, to construct a second development adjacent to Wynn Al Marjan Island, which will feature a 132-room hotel and a residential tower with one- to five- bedroom units and a limited collection of standalone villas (“Janu Al Marjan Island”). Janu Al Marjan Island, expected to open in late 2028, will be managed and operated by Aman Group and will offer a variety of guest experiences. The Company’s estimated capital contributions to Island 3 for the construction of the Janu Al Marjan Island are between $25 million and $50 million, net of estimated branded residence sales and estimated 50% loan-to-cost financing to fund project costs.

The Company paid a cash dividend of $0.25 per share in each of the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025, and recorded $26.6 million, $26.1 million, $25.9 million in the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025, respectively, against accumulated deficit.

On November 6, 2025, the Company announced that its Board of Directors declared a cash dividend of $0.25 per share, payable on November 26, 2025 to stockholders of record as of November 17, 2025.

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

In November 2024, the Company’s Board of Directors authorized an increase in the amount of the Company's outstanding shares of common stock available for repurchase under the previously available repurchase authorization to $1.00 billion. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time. As of September 30, 2025, we had $454.9 million in repurchase authority remaining under the program.

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

Contractual Commitments

During the nine months ended September 30, 2025, except as described below, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

As a result of the financing transactions described in our discussion of capital resources above, our long-term debt obligations will decrease by $10.3 million in the remainder of 2025, $1.03 billion in 2026, $652.4 million in 2027 and will increase by $37.6 million in each of 2028 and 2029, and $1.64 billion thereafter. As of September 30, 2025, our annual fixed interest payments are expected to increase by $39.3 million in 2026, $67.5 million in each of 2027, 2028, and 2029, and $303.8 million thereafter. Our variable interest payments are expected to decrease by $0.2 million in the remainder of 2025 and increase by $1.8 million in 2026, $13.5 million in 2027, $42.6 million in 2028, $40.3 million in 2029, and $30.8 million thereafter.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies for the nine months ended September 30, 2025.

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

As of September 30, 2025, approximately 82% of our long-term debt was based on fixed rates. Based on our outstanding borrowings as of September 30, 2025 and after giving effect to the interest rate swap on the Retail Term Loan, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $19.0 million.

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

The Company is a party to foreign currency swap agreements with the objective of managing foreign currency exchange rate risk associated with the outstanding U.S. dollar denominated WML Senior Notes. The foreign currency swaps exchange predetermined amounts of Hong Kong dollars for U.S. dollars at a contractual spot rate, and as of September 30, 2025, have an aggregate notional amount of $4.10 billion, and have maturities between October 2027 and August 2030. For additional information, refer to Note 7, "Derivative Instruments" of Part I in this Quarterly Report on Form 10-Q.

Based on our balances as of September 30, 2025 and after giving effect to our foreign currency swaps, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a gain/loss of $3.4 million to our income before income taxes.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to those risk factors during the nine months ended September 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2025 to July 31, 2025	2,905	$103.30	600	$454,880
August 1, 2025 to August 31, 2025	4,974	$108.36	—	$454,880
September 1, 2025 to September 30, 2025	5,638	$125.00	—	$454,880
(1) Shares purchased in July 2025, August 2025, and September 2025 include 2,305, 4,974 and 5,638 shares, respectively, purchased in satisfaction of employee tax withholding obligations on vested restricted stock granted under our stock incentive plans. Refer to Note 13, "Stock-Based Compensation" to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional details on our stock incentive plans.
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

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the three months ended September 30, 2025.

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
4.1
Indenture, dated as of August 19, 2025, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, related to the senior notes due 2034. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 19, 2025.)

*10.1	Wynn Resorts, Limited Executive Retirement Plan, as amended on November 3, 2025.
*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a–4(a) and Rule 15d–14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a–14(a) and Rule 15d–14(a).
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three and nine months ended September 30, 2025 and 2024; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

*     Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: November 6, 2025	By:	/s/ Julie Cameron-Doe
Julie Cameron-Doe
Chief Financial Officer
(Principal Financial and Accounting Officer)