Form 10-K
period 2025-12-31
WYNN RESORTS LTD
filed 2026-03-02
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates based on the closing price per share as reported on the Nasdaq Global Select Market on June 30, 2025 was approximately $9.66 billion.
As of February 18, 2026, 104,283,291 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

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

We continue to seek out new opportunities to develop and operate world-class integrated resorts and related businesses around the world. Overall, we believe Wynn Resorts has a demonstrated track record of developing and operating integrated resorts that stimulate local and regional economic activity, by attracting a wide range of customers (including high-net-worth international tourists), driving international tourism, raising average hotel room rates in the region, extending the average length of stay per visitor, complementing existing convention and meeting business with five-star accommodations and appropriately scaled meeting amenities, elevating service levels with the execution of five-star customer service, and stimulating city-wide investment and employment.

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
•Minimizing the consumption of environmental resources by sourcing renewable and carbon-free energy and utilizing energy responsibly.
•Elevating our corporate governance practices to ensure they appropriately support the long-term interests of our stakeholders.

In North America, we have taken a leading role in the hospitality industry's transition to clean and sustainable sources of energy. Our investments in low-carbon energy, including on-site solar arrays and notably, a 1,000-acre solar facility in Lincoln County, Nevada, drive our progress toward our goal of reaching net-zero carbon emissions by 2050. We encourage our employees to avail themselves of numerous leadership and development opportunities and use our resources to assist in the education and development of the next generation of employees and leaders. We are also fully committed to supporting our communities in the Las Vegas and Boston areas, through our corporate giving program and through the Wynn Resorts Foundation, which fosters charitable giving and volunteerism among Wynn employees and community partners.

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

Executing on Our Strategy

Reflecting our strategic focus, our values, and our commitment to delivering world-class, five-star service within luxury integrated resorts, the Company has received the following recognition:

•Collectively, Wynn Resorts earned 18 Forbes Travel Guide ("FTG") Five-Star awards in 2026 and has the longest-running FTG Five-Star awards of all independent hotel companies in the world.

•Wynn Resorts was once again included on FORTUNE Magazine's 2026 World's Most Admired Companies list in the hotel, casino, and resort category.
•Wynn Las Vegas has received the distinction of Four Green Globes, the highest achievement for energy-efficient and sustainable buildings from the Green Building Initiative.
•Encore Boston Harbor has been certified LEED Platinum, the U.S. Green Building Council's highest level of certification.
•Wynn Palace and Wynn Macau collectively earned 11 FTG Five-Star awards in 2026, with Wynn Palace maintaining its status as the largest FTG Five-Star resort in the world.

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

Wynn Palace

We opened Wynn Palace in August 2016, on Macau's Cotai Strip, conveniently located minutes from both Macau International Airport and the Macau Taipa Ferry Terminal and directly adjacent to a stop serviced by Macau's light rail system. The property features approximately 468,000 square feet of casino space with 305 table games and 693 slot machines, as well as private gaming salons and sky casinos. Wynn Palace also features a luxury hotel tower with a total of 1,706 guest rooms, suites, and villas, offering a health club, spa, salon, and pool. In addition, Wynn Palace offers 12 food and beverage outlets, a food hall which includes a variety of stand-alone restaurants and other food offerings, approximately 109,000 square feet of high-end, brand-name retail space, and approximately 37,000 square feet of meeting and convention space. The property's signature public attractions and entertainment offerings include a performance lake, an immersive entertainment center, Western and Asian art displays, and a gondola ride offering convenient street-level access.

We are in the design stages of developing the next phase of Wynn Palace. We currently expect that the next phase at Wynn Palace will incorporate an array of amenities such as theater and expanded event space, food and beverage features, and other non-gaming offerings.

Wynn Macau

We opened Wynn Macau in September 2006, and Encore, an expansion of Wynn Macau, in April 2010. Located in the heart of downtown Macau, the property features approximately 294,000 square feet of casino space with 253 table games and 911 slot machines, as well as private gaming salons, sky casinos, and a poker room. Wynn Macau also features two luxury hotel towers with a total of 1,014 guest rooms and suites, offering two health clubs, two spas, a salon and a pool. In addition, Wynn Macau offers 11 food and beverage outlets, approximately 75,900 square feet of high-end, brand-name retail space, and approximately 31,000 square feet of meeting and convention space. Wynn Macau's signature attractions include offerings such as the performance lake and a rotunda show featuring a Chinese zodiac-inspired ceiling along with the gold "tree of prosperity" show.

Las Vegas Operations

We opened Wynn Las Vegas in April 2005 and Encore, an expansion of Wynn Las Vegas, in December 2008. Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. The property features approximately 199,000 square feet of casino space with 231 table games and 1,558 slot machines, as well as private gaming salons, a sky casino, a poker room, and a race and sports book. Wynn Las Vegas also features two luxury hotel towers with a total of 4,748 guest rooms, suites, and villas, which offer swimming pools, private cabanas, two full service spas and salons, and a wedding chapel. In addition, Wynn Las Vegas offers 35 food and beverage outlets, approximately 178,000 square feet of high-end, brand-name retail space, approximately 510,000 square feet of meeting and convention space, and a golf course. Our nightlife and entertainment offerings at Wynn Las Vegas include two nightclubs and a beach club, and two theaters presenting an exclusive theatrical production and various headliner entertainment act.

Encore Boston Harbor

On June 23, 2019, we opened Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River. The property features approximately 215,000 square feet of casino space with 172 table games, 24 poker tables and approximately 2,777 slot machines, private and high-limit gaming areas, and a sports book. Encore Boston Harbor also features a luxury hotel tower with a total of 671 guest rooms and suites, which offers a spa and salon. In addition, Encore Boston Harbor offers 16 food and beverage outlets and a nightclub, approximately 8,200 square feet of retail space, and approximately 71,000 square feet of meeting and convention space. Public attractions include a waterfront park, floral displays, and water shuttle service to downtown Boston.

Future Development Projects

In January 2022, we, along with Island 3 AMI FZ-LLC ("Island 3") and Marjan LLC (formerly RAK HH IR FZ-LLC), announced plans for the development and management of Wynn Al Marjan Island, a destination integrated resort property in the Emirate of Ras Al Khaimah, United Arab Emirates. Wynn Al Marjan Island, which is currently under construction, is anticipated to be completed and open to the public in 2027, featuring an over 1,500-room hotel, luxury villas, a high-end shopping mall, a state-of-the-art meeting and convention facility, an exclusive spa, more than 20 restaurants and lounges, 225,000 square feet of gaming area, a wide array of entertainment choices including a nightclub and a beach club, and other amenities.

The planned development projects will leverage Wynn Resorts' expertise in developing and operating luxury hospitality destinations, and is expected to create substantial value to the local economy by accelerating tourism, creating jobs, and contributing to the growth of related sectors.

Market and Competition

The casino resort industry is highly competitive. We compete with other high-quality resorts on the basis of the range of amenities, level of service, price, location, entertainment, themes and size, among other factors. We seek to differentiate our integrated resorts by delivering superior design and customer service.

Macau

Macau, located in the Greater Bay Area, is governed as a special administrative region of China and is located approximately 37 miles southwest of Hong Kong. The journey between Macau and Hong Kong takes approximately 15 minutes by helicopter, 30 minutes by road via the Hong Kong-Zhuhai-Macau Bridge, and one hour by jetfoil ferry. Macau, which has been a casino destination for more than 60 years, consists principally of a peninsula on mainland China and two neighboring islands, Taipa and Coloane, between which the Cotai area is located. In addition to Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), SJM Resorts, S.A. ("SJM"), Galaxy Casino, S.A. ("Galaxy"), Venetian Macau, S.A. ("Venetian Macau"), Melco Resorts (Macau) Limited ("Melco"), and MGM Grand Paradise Limited ("MGM Macau") are permitted to operate casinos in Macau, with a total of 20 casinos currently in operation.

Both the Macau gaming market and visitation to Macau have grown significantly since liberalization in 2002. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, visitation to Macau in 2025 increased 14.7%, 42.0% and 602.9% compared to 2024, 2023 and 2022, respectively. We believe that the Macau region hosts one of the world's largest concentrations of potential gaming and tourism customers. According to Macau Statistical Information, annual gaming revenues have increased to $30.9 billion, $28.4 billion, and $22.7 billion in 2025, 2024, and 2023, respectively. We continue to believe that Macau's stated goal of becoming a world-class tourism destination will continue to drive additional visitation to the market and create future opportunities for us to invest and grow.

Our Macau Operations face competition primarily from the 18 other casinos located throughout Macau in addition to casinos located throughout the world, including Singapore, South Korea, the Philippines, Vietnam, Cambodia, Malaysia, Australia, Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Additionally, certain other Asian countries and regions have legalized or in the future may legalize gaming, such as Japan, Taiwan, and Thailand, which could increase competition for our Macau Operations.

Las Vegas

Las Vegas is the largest gaming market in the U.S. The Las Vegas gaming market is highly competitive and is largely dependent on tourist arrivals and meeting- and convention-related visitation. According to statistics published by the Nevada Gaming Control Board, Las Vegas Strip total gaming win was $8.8 billion in both 2024 and 2025. According to the Las Vegas Convention and Visitors Authority, overall Las Vegas visitor volume was 38.5 million in 2025, a 7.5% decrease from 41.7 million in 2024; and occupancy on the Las Vegas Strip was 83.2% in 2025, compared to 86.4% in 2024.

Our Las Vegas Operations are located on the Las Vegas Strip and compete with other high-quality resorts and hotel casinos in Las Vegas. There are several recently completed large-scale integrated resort projects in the vicinity of our Las Vegas Operations, which may present increased competition in the future. Our Las Vegas Operations also compete, to some extent, with other casino resorts throughout the U.S. and elsewhere in the world.

Massachusetts

Massachusetts and its neighboring states of Connecticut and Rhode Island are host to a large, established casino market. The greater Boston metropolitan area is the largest population center in New England, with a population of approximately 5 million residents.

Gaming in the New England region is characterized by a high degree of competition, based largely on location, product quality, service levels, and effectiveness in marketing to and establishing relationships with repeat visitors located in the area. Encore Boston Harbor competes with both commercial and Native American casinos located in the northeastern U.S., including two Native American casinos in Connecticut, two casinos in Rhode Island, and MGM Springfield in Massachusetts. Differences in regulatory landscapes across state borders may impact our ability to compete with other casinos in the region. For example, some casino operators in the region may pay lower gaming taxes, or may be permitted to offer gaming amenities we are currently unable to offer at Encore Boston Harbor. We also face competition, to a lesser degree, from operations in the region which offer other forms of legalized gaming and related recreation and leisure facilities, such as state lotteries, horse racing, online gaming, and sports betting.

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

Under the laws and administrative regulations, concessionaires are subject to suitability requirements relating to background, associations and reputation, as are stockholders of 5% or more of a concessionaire's equity securities, officers, directors and key employees. The same requirements apply to any entity engaged by a concessionaire to manage casino operations. Concessionaires are required to satisfy minimum capitalization requirements, demonstrate and maintain adequate financial capacity to operate the concession and submit to continuous monitoring of their casino operations by the Macau government. Concessionaires also are subject to periodic financial reporting requirements and reporting obligations with respect to, among other things, certain contracts, financing activities and transactions with officers, directors, financiers and key employees. Transfers or the encumbering of equity interests in concessionaires must be reported to the Macau government and are ineffective without government approval.

Each concessionaire is required to engage a managing director who must be a permanent resident of Macau and the holder of at least 15% of the equity securities of the concessionaire. The appointment of the managing director and of any successor is ineffective without the approval of the Macau government. All contracts placing the management of a concessionaire's casino operations with a third party also are ineffective without the approval of the Macau government.

Concessionaires are subject to a special gaming tax of 35% of gross gaming revenue, and must also make an annual contribution of up to 5% of gross gaming revenue for the promotion of public interests, social security, infrastructure and tourism. Concessionaires are obligated to withhold applicable taxes, according to the rate in effect as set by the Macau government, from any commissions paid to gaming promoters. The withholding rate may be adjusted from time to time.

Under the Gaming Concession Contract, Wynn Macau SA provided a first demand bank guarantee of MOP1.0 billion (approximately $124.8 million) in favor of the Macau government to support Wynn Macau SA’s legal and contractual obligations, from January 1, 2023 until one hundred and eighty days after the term of the Gaming Concession Contract expires or the rescission of the concession.

Pursuant to the Gaming Concession Contract and the laws and administrative regulations, the Macau government may rescind the gaming concession if Wynn Macau SA fails to fulfill its obligations, including in the circumstances of (i) endangerment to the national security of mainland China or Macau, (ii) failure on the part of Wynn Macau SA to perform its obligations under the Gaming Concession Contract, (iii) public interest, and (iv) Wynn Macau SA ceasing to be eligible for the gaming concession under the Macau gaming law. If the Macau government rescinds the Gaming Concession Contract due to Wynn Macau SA’s non-fulfillment, or perceived non-fulfillment, of its obligations, Wynn Macau SA will be required to transfer to the Macau government, free from any encumbrance or lien and without compensation, all of its casinos, gaming assets and equipment and ownership rights to its casino areas in Macau. Beginning in the eighth year of Wynn Macau SA’s concession, the Macau government may exercise its right to redeem the concession by providing Wynn Macau SA with at least one-year prior written notice. In such event, Wynn Macau SA would be entitled to fair and equitable compensation pursuant to the Macau gaming law. The amount of such compensation relating to the assets agreed with the Macau government would be determined based on the earnings of these assets, before interest, depreciation and amortization for the fiscal year immediately preceding the date the redemption is declared, multiplied by the number of years remaining on the term of the Gaming Concession Contract. The Macau government may assume temporary custody and control over the operation of a concession in certain circumstances. During any such period, the costs of operations must be borne by the concessionaire.

Wynn Macau SA is required to obtain prior approval from the relevant Macau authorities or officials for various corporate changes and actions, including expansion of its business scope, issuance of shares, transfer or creation of any encumbrances over its shares, issuance of debt securities, change of its managing director or the authority delegated thereto, appointment of any new director, changing its articles of association, certain transfers of property rights and creditor’s rights, entering into a consumer loan contract or similar contract with a value equal to or exceeding MOP100.0 million (approximately US$12.5 million), and granting of a loan to any of its directors, shareholders or key employees. Wynn Macau SA is required to notify the Macau government of certain other changes, including any loan, mortgage, claim for obligation, guarantee or the assumption of any debt for financing its business with a value that equals to or exceeds MOP16.0 million (approximately US$2.0 million). In particular, Wynn Macau SA is required to notify the Chief Executive of Macau at least five working days in advance prior to making material financial decisions (i) related to the transfer of funds within Wynn Macau SA which exceeds 50% of its share capital, (ii) related to employee salaries, remuneration or benefits which exceed 10% of its share capital, and (iii) not related to above items (i) and (ii), having a value that exceeds 10% of its share capital.

Pursuant to the Gaming Concession Contract, Wynn Macau SA is required to submit to the Macau government, for its approval, an annual proposal of the specific projects identified in the investment plan annexed to the Gaming Concession Contract which it intends to execute in the following year by September 30, of each preceding calendar year, detailing each project in which it intends to invest, the investment amount and the execution schedule. Within 60 days after submission of each annual execution proposal, the Macau government will decide on its approval, or may request adjustments to specific projects, the investment amount and/or the execution schedule. If any of the annual execution proposals or parts thereof are not approved by the Macau government, Wynn Macau SA remains obliged to propose allocating the relevant funds to other projects, which are also subject to subsequent approval by the Macau government, although the total committed investment amount will remain unchanged. The annual execution proposals for the year 2025 and the year 2026 were submitted in September 2024 and 2025, respectively, and were thereafter approved by the Macau government. Wynn Macau SA is required to submit a report on the execution of the previous year’s execution proposal by March 31st of each calendar year. The execution report of the proposals for the years 2023 and 2024 were submitted in March 2024 and 2025, respectively, and were thereafter reviewed by the Macau government. The execution report presented by the concessionaires may be subject to extraordinary audit upon determination by the Macau government. In addition, Wynn Macau SA is subject to the supervision of the Macau government in regards to the execution of development projects included in the investment plan, and Wynn Macau SA must submit progress reports every two months, and may be requested to submit exceptional detailed reports whenever the normal progress of any development project included in the investment plan is compromised.

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

We are required to be registered as a publicly traded corporation (a "registered public company") and to be found suitable by the NGC to own the equity interests of Wynn Resorts Holdings, LLC ("Wynn Resorts Holdings"). Wynn Resorts Holdings is required to be registered as an intermediary company and to be found suitable to own the equity interests of Wynn Resorts Finance, LLC ("Wynn Resorts Finance"). Wynn Resorts Finance is required to be registered as an intermediary company and to be found suitable by the NGC to own the equity interests of Wynn America Group, LLC ("Wynn America Group"). Wynn America Group is required to be registered as an intermediary company and to be found suitable by the NGC to own the equity interests of Wynn Las Vegas Holdings, LLC ("Wynn Las Vegas Holdings"). Wynn Las Vegas Holdings is required to be registered as an intermediary company and to be found suitable by the NGC to own the equity interests of Wynn Las Vegas, LLC. Wynn Resorts Holdings, Wynn Resorts Finance, Wynn America Group, and Wynn Las Vegas Holdings are referred to individually as a "registered intermediary subsidiary" and collectively as the "registered intermediary subsidiaries." We, the registered intermediary subsidiaries, and Wynn Las Vegas, LLC hold all the various registrations, approvals, permits and licenses required for Wynn Las Vegas, LLC to engage in gaming activities in Nevada.

No person may become a member of or receive profits from Wynn Las Vegas, LLC or any of the registered intermediary subsidiaries without first registering (for equity ownership of 5% or less), or obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us, any of the registered intermediary subsidiaries and/or Wynn Las Vegas, LLC to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Wynn Las Vegas, LLC and the registered intermediary subsidiaries and our officers and directors who are actively and directly involved in the gaming activities of Wynn Las Vegas, LLC may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may require additional applications and may also deny an application for licensing for any reason which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or to continue having a relationship with Wynn Las Vegas, LLC, any registered intermediary subsidiary, or us, we would be required by law to sever all relationships with the person. In addition, the Nevada Gaming Authorities may require Wynn Las Vegas, LLC, any registered intermediary subsidiary, or us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability are not subject to judicial review.

If the NGC determines that we, Wynn Las Vegas, LLC, or a registered intermediary subsidiary have violated the Nevada Act, it could limit, condition, suspend or revoke our and our intermediary subsidiary registrations and Wynn Las Vegas, LLC's gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the NGC. Further, the NGC could appoint a supervisor to operate Wynn Las Vegas and, under specified circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. The limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and the revocation of any gaming license would, have a significant negative effect on our Las Vegas Operations.

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

We may not make a public offering of our securities (debt or equity) without the prior approval of the NGC if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 27, 2025, the NGC granted Wynn Resorts prior approval, subject to certain conditions, to make public offerings of our securities for a period of three years (the "Shelf Approval"). The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chair of the NGCB.

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

The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas are subject to licensing, control and regulation by the CCLGLB, which has granted Wynn Las Vegas, LLC licenses for such purposes. In addition to approving Wynn Las Vegas, LLC, the CCLGLB has the authority to approve all persons owning or controlling the equity of any entity controlling a gaming license. Certain of our officers, directors and key employees have been or may in the future be required to file applications with the CCLGLB. Clark County gaming and liquor licenses are not transferable. The County has full power to limit, condition, suspend or revoke any license in its sole discretion. Any disciplinary action could, and revocation would, have a substantial negative impact on our Las Vegas Operations.

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

On September 17, 2014, the MGC designated Wynn MA the award winner of the Category 1 Greater Boston gaming license effective November 7, 2014. We, our relevant subsidiaries, and individual persons required to be qualified have been found suitable by the MGC. Additional entities and key employees have been and will be required to file applications with the MGC and are or may be required to be licensed or found suitable by the MGC. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to the MGC.

If the MGC were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the MGC may require us to terminate the employment of any person who refuses to file appropriate applications.

The initial license term is 15 years, which commenced upon the MGC’s confirmation of its approval of the commencement of the operation of the gaming establishment on June 23, 2019. Wynn MA's gaming license is conditioned upon Wynn MA continuing to meet applicable licensing, registration, qualification and other regulatory requirements. The initial license fee for Category 1 licenses is $85.0 million, which Wynn MA has paid. All Category 1 and Category 2 gaming licenses are also subject to additional annual fees under the Massachusetts Act. The Commonwealth of Massachusetts also receives 25% of gross gaming revenues for Category 1 licensees.

Encore Boston Harbor was granted a sports wagering license by the MGC on December 8, 2022 under 2022 legislation legalizing sports wagering in the Commonwealth of Massachusetts. Under the 2022 legislation, Encore Boston Harbor is authorized to operate a sportsbook and is entitled to two individually branded mobile platforms. The initial term of the sports wagering licenses, which carries a $5.0 million initial license fee, is 5 years. Sports wagering licenses are also subject to additional regulatory fees. The Commonwealth of Massachusetts receives 15% of gross retail sports wagering revenues from licensees.

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

Other Regulations

In addition to gaming regulations, we are subject to extensive local, state, federal and foreign laws and regulations in the jurisdictions in which we operate. These include, but are not limited to, laws and regulations relating to alcoholic beverages, environmental matters, employment and immigration, currency and other transactions, taxation, zoning and building codes, marketing and advertising, lending, debt collection, privacy, telemarketing, anti-money laundering, laws and regulations administered by the Office of Foreign Assets Control, and anti-bribery laws, including the Foreign Corrupt Practices Act (the "FCPA"). Such laws and regulations could change from time to time or could be interpreted differently in the future, or new laws and regulations could be enacted. Any material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our business and operating results.

Human Capital

As of December 31, 2025, we had approximately 28,500 employees (including approximately 12,000 in Macau and 16,500 in the U.S.). We foster the growth and development of our employees to ensure that they remain best-equipped to deliver the singular customer service at each of our resorts. Across our resorts, we maintain an extensive program of training and development focused on skills development and career advancement.

Our non-union employees, and those union employees not covered under union health and welfare plans, are all eligible to participate in the Company paid health, vision, dental, life, prescription, and long-term disability insurance plans. The Company also provides employee paid supplemental life and accident insurance plans. In the U.S., to encourage employees to keep up with routine medical care and participate in its wellness program, the Company funds a health reimbursement account for participating employees. To help employees cover medical expenses pre-tax, the Company offers employees in the U.S. a flexible spending account. The Company also offers defined contribution retirement plans to its eligible employees, and a non-mandatory central provident fund scheme to eligible employees in Macau which includes contributions from employees and the employer.

Our collective bargaining agreement with the Culinary Workers Union, Local 226, and Bartenders Union, Local 165, which covers approximately 6,470 culinary, housekeeping, public area, and front services employees at Wynn Las Vegas resort casino, is effective from August 1, 2023 through November 30, 2028. Wynn Las Vegas entered into a collective bargaining agreement with the United Auto Workers Union ("UAW") effective August 28, 2024 through August 28, 2027, covering approximately 370 table games dealer employees. Wynn Las Vegas entered into a collective bargaining agreement with the International Brotherhood of Teamsters effective August 1, 2024 through July 31, 2029, covering approximately 170 horticulture and valet employees. Wynn Las Vegas entered into a collective bargaining agreement with the UAW effective from January 27, 2023 through January 27, 2027, covering approximately 80 slot attendant employees.

Our collective bargaining agreement with UNITE HERE Local 26 affiliated with UNITE HERE and International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers, Local 25, which covers approximately 1,350 employees at Encore Boston Harbor, expires on August 31, 2026. In October 2023, slot attendant employees at Encore Boston Harbor voted to be represented by UNITE HERE Local 26 under the terms of the existing Collective Bargaining Agreement. In August 2024, Encore Boston Harbor agreed to recognize UNITE HERE Local 26 as the representative of business services employees under the terms of the existing Collective Bargaining Agreement. In September 2025, cage cashier employees at Encore Boston Harbor voted to be represented by International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers, Local 25 under the terms of the existing Collective Bargaining Agreement. Effective as of July 2024, Encore Boston Harbor entered into a collective bargaining agreement with Local 103, International Brotherhood of Electrical Workers, AFL-CIO. The collective bargaining agreement covers approximately 110 maintenance employees at Encore Boston Harbor, and expires in June 2029. Effective as of August 2022, Encore Boston Harbor entered into a collective bargaining agreement with United Government Security Officers of America, Local 295. The collective bargaining agreement covered approximately 140 security officers at Encore Boston Harbor and expired in June 2025. Encore Boston Harbor and the United Government Security Officers have commenced negotiations over a successor agreement and the key terms of the collective bargaining agreement remain in place under federal law while negotiations continue.

Intellectual Property

Among our most important marks are our trademarks and service marks that use the name "WYNN." Wynn Resorts has registered with the U.S. Patent and Trademark Office ("PTO") a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services.

We have also filed applications with various foreign patent and trademark registries, including in Macau, China, Singapore, Hong Kong, Taiwan, Japan, the United Arab Emirates, certain European countries and various other jurisdictions throughout the world, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services.

We recognize that our intellectual property assets, including the word and logo version of "WYNN," are among our most valuable assets. As a result, and in connection with expansion of our resorts and gaming activities outside the U.S., we have undertaken a program to register our trademarks and other intellectual property rights in relevant jurisdictions. We have retained counsel and intend to take all steps necessary to protect our intellectual property rights against unauthorized use throughout the world.

Pursuant to the Surname Rights Agreement, dated August 6, 2004, Stephen A. Wynn ("Mr. Wynn") granted us an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the "Wynn" surname for casino resorts and related businesses, together with the right to sublicense the name and marks to our affiliates. Pursuant to a separation agreement, dated February 15, 2018, by and between Mr. Wynn and the Company, if we cease to use the "Wynn" surname and trademark, we will assign all of our right, title, and interest in the "WYNN" name and marks to Mr. Wynn and the Surname Rights Agreement will terminate.

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
•disruptions caused by, and the impact on regional demand for casino resorts and inbound tourism and the travel and leisure industry more generally from, events outside of our control, including an outbreak of an infectious disease, public incidents of violence, mass shootings, riots, demonstrations, extreme weather patterns or natural disasters, military conflicts, civil unrest, and any future security alerts or terrorist attacks;
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
•any violations by us of various anti-money laundering laws or the FCPA;
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

Our financial results are affected by the global and regional economies in which we have operations. Consumer demand for hotels, casino resorts, trade shows, conventions and the type of luxury amenities that we offer is particularly sensitive to downturns or perceived downturns in the economies in which we operate, which could harm consumer confidence in the economy and adversely affect discretionary spending. Because a significant number of our customers come from the PRC, Hong Kong and Taiwan, the economic condition of Macau and its surrounding region, in particular, affects the gaming industry in Macau and our Macau Operations. As a result, changes in discretionary spending or consumer preferences brought about by factors such as perceived or actual negative general economic conditions, perceived or actual changes in disposable consumer income and wealth, inflationary pressures, economic recession, or changes in consumer confidence could reduce customer demand for the luxury amenities and leisure activities we offer and may negatively impact our results of operations.
In the past, negative macroeconomic conditions, such as inflationary pressures, relatively low levels of unemployment, and increases in interest rates, caused decreases in consumer discretionary spending and disruption and volatility within the capital markets. Although the U.S. economy has shown a strong recovery, with GDP growth above pre-pandemic levels, the global economy is experiencing a slower recovery. In addition, lingering inflationary pressures, elevated interest rates (as compared to 2021 and the years prior to that) and ongoing geopolitical tensions, including a volatile global trade policy, remain significant risks to ongoing economic recovery and may present fiscal and monetary policy uncertainty or changes in such policy that could have a negative impact on consumer discretionary spending. As a result, our gaming revenues, financial condition, results of operations and cash flows could be adversely affected by a delay or stall in any economic recovery or, an economic slowdown or recession in the U.S. or global economy, or perception that any of these events may occur.

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

U.S. gaming regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approvals; approve changes in our operations; and levy fines or require forfeiture of assets for violations of gaming laws or regulations. Complying with gaming laws, regulations and license requirements is costly. Any change in gaming laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming licenses could require us to make substantial expenditures and forfeit assets, and would negatively affect our gaming operations.
Failure to adhere to the regulatory and gaming requirements in Macau could result in the revocation of our Macau Operations' concession or otherwise negatively affect our operations in Macau. Moreover, we are subject to the risk that U.S. regulators may not permit us to conduct operations in Macau in a manner consistent with the way in which we intend, or the applicable U.S. gaming authorities require us, to conduct our operations in the U.S.
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
For example, previously the Company received requests for information from the U.S. Attorney’s Office for the Southern District of California ("USAO") relating to its anti-money laundering policies and procedures, and beginning in 2020 had received several grand jury subpoenas regarding various transactions at Wynn Las Vegas relating to certain patrons and agents who reside or operate in foreign jurisdictions. On September 6, 2024, Wynn Las Vegas entered into a non-prosecution agreement ("NPA") with the USAO and the U.S. Department of Justice, resolving such investigation. Pursuant to the NPA, Wynn Las Vegas agreed to forfeit $130 million in funds involved in the transactions at issue and continue to make certain enhancements to its compliance program.
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
Geopolitical tensions, notably with respect to international trade, including the imposition or threatened imposition of increased tariffs and company and industry specific restrictions, in addition to changes in national security policies and other similar and geopolitical events, could cause economic disruption and adversely impact our business and results of operations. Various types of restrictions and sanctions have been placed by government agencies on targeted industries and companies which could potentially negatively impact the intended subject as well as other companies and persons sharing a common country of operations. These types of events have also caused significant volatility in the regional economies in which these restrictions and sanctions are imposed which may negatively impact discretionary consumer spending, disposable consumer income and wealth or changes in consumer confidence, and in turn, demand for our products and services, or worsen or exacerbate the impact of current negative macroeconomic conditions on our business and results of operations, as further described above.
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
Las Vegas Operations and Encore Boston Harbor. Our Las Vegas Operations compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors. There are currently several large-scale integrated resort projects either recently completed or under development in the vicinity of our Las Vegas Operations, which may present increased competition in the future. Wynn Las Vegas also competes with other casino resort and hotel facilities in other cities. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization or expansion of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers away from Wynn Las Vegas. Encore Boston Harbor competes with other casinos in the northeastern U.S. Additional competition in the northeastern U.S. as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes may harm our business. As competing properties and new markets are opened, our operating results may be negatively impacted.

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
Las Vegas Operations and Encore Boston Harbor. While gaming debts evidenced by a credit instrument, including what is commonly referred to as a "marker," are enforceable under the current laws of Nevada and Massachusetts, and judgments on gaming debts are enforceable in all states of the U.S. under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce them. Changes in economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amount of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our financial condition and results of operations.
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
In addition, investments with other investors involve risks such as the possibility that a co-investor might become bankrupt or not have the financial resources to meet its obligations, which could subject us to additional liability in cases where we may agree, on a joint and several basis with such co-investor, to provide a completion guarantee and/or other forms of credit support for a project (such as the completion guarantee and contingent equity credit support we provided related to the Wynn Al Marjan Island project as further described in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity and Capital Resources"), have economic or business interests or goals that are inconsistent with our business interests or goals, or take action contrary to our policies or objectives. Consequently, actions by a co-investor might subject the properties or businesses owned by such entities to additional risk. Further, we may be unable to take action without the approval of our co-investors, or our co-investors could take actions binding on the property without our consent. Additionally, should a co-investor become bankrupt, we could become liable for its share of liabilities, including pursuant to any of the above-mentioned credit support or similar types of instruments.
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
Any violation of applicable anti-money laundering laws and regulations, the FCPA and other anti-corruption laws, or resulting sanctions and penalties could adversely affect our business, performance, prospects, value, financial condition, and results of operations.
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

Further, we have operations, and a significant portion of our revenue is derived outside of the U.S. We are therefore subject to regulations imposed by the FCPA and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to such laws and regulations. The Office of Foreign Assets Control and the U.S. Department of Commerce administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations, and individuals. Failure to comply with these laws and regulations could increase our cost of operations, reduce our profits, or otherwise adversely affect our business, financial condition, and results of operations.

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
We have incurred, and may in the future incur, costs to comply with environmental requirements, such as those relating to discharges into the air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements we have been and may be required to investigate and clean up hazardous or toxic substances or chemical releases at our properties. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.
These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use our property. Contamination has been identified at and in the vicinity of our sites in Everett, Massachusetts. The ultimate cost of remediating contaminated sites is difficult to accurately predict. We may also be required to conduct additional investigations and remediation with respect to these sites.
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
We rely on information technology and other systems (including those maintained by third parties with whom we contract to provide data services) to maintain and transmit large volumes of customer financial information, credit card settlements, credit card funds transmissions, mailing lists, reservation information, and other personally identifiable information. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The systems and processes we have implemented to protect customers, employees and company information are subject to the ever-changing risk of compromised security. Attempts by others to gain unauthorized access to information technology and other systems and the data contained therein are becoming increasingly sophisticated and difficult to anticipate and prevent. The rapid evolution of artificial intelligence has increased the complexity and frequency of such attempts. As a result, we face cybersecurity risks including cyber and physical security breaches, system failure, phishing attacks, computer viruses, worms, ransomware, malicious software programs and negligent or intentional misuse by customers, company employees, or employees of our third-party information system service providers. The steps we take to deter, detect, and mitigate these risks may not be successful. Cybercriminals, including hackers and those working in the capacity of State actors or on behalf of a cybercrime group, may circumvent security measures, and our insurance coverage for protecting against claims, liability and damages caused by cybersecurity risks and incidents, including those related to third-party information system service providers, may not be sufficient. Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties' information security operations.
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
Our business uses and transmits large volumes of employee and customer data, including credit card numbers and other personal information in various information systems that we maintain in areas such as human resources outsourcing, website hosting, and various forms of electronic communications. Our customers and employees have a high expectation that we will adequately protect their personal information. Our collection and use of personal data are governed by privacy laws and regulations, and privacy law is an area that changes often and varies significantly by jurisdiction. For example, the European Union (EU)'s General Data Protection Regulation ("GDPR") requires companies to meet stringent requirements regarding the handling of personal data. The GDPR captures data processing by non-EU firms with no EU establishment as long as firms' processing relates to "offering goods or services" or the "monitoring" of individuals in the EU. In addition to governmental regulations, there are credit card industry standards or other applicable data security standards we must comply with as well. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. For example, failure to meet the GDPR requirements could result in penalties of up to four percent of worldwide revenue. Any misappropriation of confidential or personally identifiable information gathered, stored or used by us, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees and investors. Laws in the U.S. in this area are also developing quickly. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. Some states, including California, Virginia, Colorado, Connecticut, Utah, Texas, and Delaware have adopted privacy laws. Such adoption may indicate a trend for further legislation across all states.
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
Our intellectual property assets, especially the logo version of "Wynn," are among our most valuable assets. We have filed applications with the U.S. Patent and Trademark Office ("PTO") and with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Singapore, Taiwan, Japan, the United Arab Emirates, certain European countries and various other jurisdictions throughout the world, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.
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
Some of our employees are represented by labor unions under various collective bargaining agreements with different expiration dates. There is no certainty that we will successfully negotiate new agreements with these unions that extend beyond the current expiration dates, or that these new agreements will be on terms that will allow us to be competitive. From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees. These efforts have achieved some success to date. We cannot provide any assurance that we will not experience additional and successful organizing activity in the future. The impact of any future organizing activity or labor dispute or work stoppage with respect to those of our employees who are represented by labor unions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Macau's subtropical climate and location on the South China Sea are subject to extreme weather conditions including typhoons and heavy rainstorms, such as Typhoon Ragasa in 2025, Typhoon Mangkhut in 2018 and Typhoon Hato in 2017. Unfavorable weather conditions could negatively affect the profitability of our resorts and prevent or discourage guests from traveling to Macau. Flooding, unscheduled interruption in the technology or transportation services or interruption in the supply of public utilities may lead to a shutdown of any of our resorts in Macau. The occurrence and timing of such events cannot be predicted or controlled by us and may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
If our Macau Operations fail to comply with the Gaming Concession Contract, or applicable Macau laws and administrative regulations, the Macau government may rescind our concession without compensation to us, which would have a material adverse effect on our business and financial condition.
Pursuant to the Gaming Concession Contract and the Laws and Administrative Regulations, the Macau government may rescind the gaming concession if Wynn Macau SA fails to fulfill its obligations under the Macau law or the Gaming Concession Contract, including in the circumstances of (i) endangerment to the national security of mainland China or Macau, (ii) failure on the part of Wynn Macau SA to perform its obligations under the Gaming Concession Contract, (iii) public interest, and (iv) Wynn Macau SA ceasing to be eligible for the gaming concession under the Macau gaming law. If the Macau government rescinds the Gaming Concession Contract due to the Wynn Macau SA’s non-fulfillment, or perceived non-fulfillment, of its obligations, Wynn Macau SA will be required to transfer to the Macau government, free from any encumbrance or lien and without compensation, all of its casinos, gaming assets and equipment and ownership rights to its casino areas in Macau. Beginning in the eighth year of Wynn Macau SA’s concession, the Macau government may exercise its right to redeem the concession by providing Wynn Macau SA with at least one-year prior written notice. In such event, Wynn Macau SA would be entitled to fair and equitable compensation pursuant to the Macau gaming law. The amount of such compensation relating to the projects agreed with the Macau government would be determined based on the earnings of those assets, before interest, depreciation and amortization for the fiscal year immediately preceding the date the redemption is declared, multiplied by the number of years remaining on the term of the Gaming Concession Contract. Wynn Macau SA is currently in its fourth year of concession. The loss of our concession would prohibit us from conducting gaming operations in Macau, which would have a material adverse effect on our business and financial condition.
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
The Massachusetts Gaming Act requires a gaming licensee to affirmatively maintain its suitability to hold a gaming license in the Commonwealth of Massachusetts. Under the MGC’s continuing duty regulations, we are required to report to notify and update the MGC of certain matters including but not limited to any denial, suspension or revocation in any jurisdiction of a gaming related license; any discipline, including a fine or warning, related to gaming operations imposed upon the gaming licensee or qualifier by any government agency in any jurisdiction; any arrest, indictment, charge or criminal conviction of any qualifier in any jurisdiction; any complaints, allegations, or notice of investigation thereof against the gaming licensee, qualifier, or any gaming entity owned or operated by the parent to the gaming licensee, that if substantiated could reasonably lead to potential revocation or suspension of the license or approval held by the gaming licensee, qualifier, or gaming entity owned or operated by the parent to the gaming licensee, in that jurisdiction and/or imposition of a fine of $50,000 or greater.
Licensing or other disciplinary action against us outside of the Commonwealth of Massachusetts, including by the government of Macau, may be considered by the MGC in assessment of our ongoing suitability to hold a license in the Commonwealth of Massachusetts and may subject us to fines, license conditions, license suspension or license revocation.
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
Wynn Macau, Limited, an indirect majority owned subsidiary of Wynn Resorts and the developer, owner and operator of Wynn Macau and Wynn Palace, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited in October 2009. As of December 31, 2025, Wynn Resorts owned approximately 72% of Wynn Macau, Limited's ordinary shares of common stock. As a result of Wynn Macau, Limited having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of Wynn Macau, Limited may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of Wynn Macau, Limited. Decisions that could have different implications for Wynn Resorts and Wynn Macau, Limited, including contractual arrangements that we have entered into or may in the future enter into with Wynn Macau, Limited, may give rise to the appearance of a potential conflict of interest.
The Macau government has established a maximum number of gaming tables that can be operated in Macau and has limited the number of new gaming tables at new gaming areas in Macau.
As of December 31, 2025, we had a total of 305 table games at Wynn Palace and 253 at Wynn Macau approved by the Macau's Gaming Inspection and Coordination Bureau. We are approved by the Macau government to operate 570 gaming tables and 1,100 gaming machines at our Macau Operations currently. The mix of table games in operation at Wynn Palace and Wynn Macau changes from time to time as a result of marketing and operating strategies in response to changing market demand and industry competition. Failure to shift the mix of our table games in anticipation of market demands and industry trends may negatively impact our operating results.

Risks Related to Share Ownership and Stockholder Matters
Certain stockholders are able to exert significant influence over our operations and future direction.
As of December 31, 2025, certain trusts created by Elaine P. Wynn owned approximately 9.12% of our outstanding shares of common stock. As a result, the trustees of those trusts, and other individual and/or institutional stockholders that report significant holdings of our common stock from time to time, may be able to exert influence over matters requiring our stockholders’ approval, including any significant corporate transactions that require such approval.
We are party to a Cooperation Agreement (the "Cooperation Agreement") with Elaine P. Wynn regarding the composition of the Company's Board of Directors and certain other matters, including, among other things, the appointment of Mr. Philip G. Satre to the Company's Board of Directors, standstill restrictions, releases, non-disparagement and reimbursement of expenses. The term of the Cooperation Agreement expires on the date that Phil Satre no longer serves as Chair of the Board, unless earlier terminated pursuant to the circumstances described in the Cooperation Agreement.
Our stock price may be volatile.
In the past, the trading price of our common stock has been subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as general U.S., China, and world economic and financial conditions, quarterly variations in our operating results, increased competition, changes in financial estimates and recommendations by securities analysts, changes in applicable laws or regulations, changes affecting the travel industry, and other events impacting our business. The stock market in general, and stock prices for companies in our industry in particular, have experienced periods of extreme volatility that may be unrelated to the operating performance of a particular company. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance and results.

Risks Related to our Indebtedness
We are highly leveraged and future cash flow may not be sufficient for us to meet our obligations, and we might have difficulty obtaining more financing.
We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2025, we had total outstanding debt of approximately $10.63 billion. We may incur additional indebtedness in connection with the construction of future development projects or major capital enhancement at our existing properties. See Item 1—Business "Our Resorts."
Failure to meet our payment obligations or other obligations could result in acceleration of our indebtedness, foreclosure upon our assets that serve as collateral or bankruptcy and trigger cross defaults under other agreements. Servicing our indebtedness requires a substantial portion of our cash flow from our operations and reduces the amount of available cash to fund working capital and other cash requirements or pay for other capital expenditures. We may not be able to obtain additional financing, if needed. The applicable rates with respect to a portion of the interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase if, and to the extent that, market interest rates increase.
We are permitted to incur additional indebtedness if certain conditions are met under certain of our credit facilities and our indentures. If we incur additional indebtedness, the risks described above will be exacerbated.
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

We have implemented security monitoring capabilities, designed to alert us to suspicious activity and have developed an incident response program that includes periodic coordinated response exercises designed to restore business operations as quickly and as orderly as practicable in the event of a serious cyber incident. In the event of cyber incident which may be considered "material" under the SEC's disclosure rules, Wynn Resorts has established a separate committee comprised of the General Counsel, the Chief Financial Officer, the Chief Privacy Counsel, and the CISO. The Materiality Committee is responsible for determining whether a cyber incident, or series of incidents, is "material" and requires disclosure under Item 1.05 of Form 8-K as well as informing the Board of Directors about the incident from a risk oversight perspective.

The Board of Directors oversees risks relating to cybersecurity. The CISO presents to the Board of Directors on a semi-annual basis and the results of the risk assessments and audits on at least an annual basis. These reports also include detailed updates on the Company’s performance preparing for, preventing, detecting, responding to, and recovering from cyber incidents. The CISO has overseen the Company’s information security program for the last 17 years. He holds a Bachelor of Arts degree in Business Administration, and has over 30 years’ total experience in the information technology and security field, including various leadership roles before joining Wynn Resorts. In addition, he holds several industry technical certifications in information security, network engineering, systems engineering, database management, application development, and security intrusions.

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

Item 3. Legal Proceedings

We are party to lawsuits in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome of such matters and litigation inherently involves significant costs. For information regarding the Company's legal proceedings see Item 8—"Financial Statements and Supplementary Data," Note 18, "Commitments and Contingencies—Litigation" in this Annual Report on Form 10-K, which is incorporated herein by reference, and Item 1A—"Risk Factors" in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our outstanding common stock trades on the Nasdaq Global Select Market under the symbol "WYNN."

Holders

There were approximately 120 holders of record of our common stock as of February 18, 2026. This number does not include an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies.

Dividends

During the year ended December 31, 2025, cash dividends of approximately $104.3 million were paid to holders of our common stock. Any decision to declare and pay dividends on our common stock in the future, including the timing and amount of any such dividends, will be made at the discretion of our Board of Directors and will depend on, among things, our results of operations, financial conditions, cash requirements, contractual restrictions and other factors deemed relevant at the time.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2025 to October 31, 2025	100	$124.79	—	$454,880
November 1, 2025 to November 30, 2025	2,186	$120.59	—	$454,880
December 1, 2025 to December 31, 2025	1,306	$131.83	—	$454,880
(1)Shares purchased in October 2025, November 2025, and December 2025 include 100, 2,186 and 1,306 shares, respectively, purchased in satisfaction of employee tax withholding obligations in connection with the vesting of restricted stock awards granted under our stock incentive plans. Refer to Item 8, "Financial Statements and Supplementary Data" for additional details on our stock incentive plans.
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

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500") and the Dow Jones US Gambling Index. The performance graph assumes that $100 was invested on December 31, 2020 in each of the Company's common stock, the S&P 500 and the Dow Jones US Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Discussion of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Results of Operations

Summary annual results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Year Ended December 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues	$7,137,924	$7,127,961	$9,963	0.1
Net income attributable to Wynn Resorts, Limited	327,334	501,078	(173,744)	(34.7)
Diluted net income per share	3.14	4.35	(1.21)	(27.8)

The decrease in net income attributable to Wynn Resorts, Limited for the year ended December 31, 2025 was primarily attributable to an increase in the provision for income taxes of $101.3 million and a decrease of $63.8 million in interest income.

Financial results for the year ended December 31, 2025 compared to the year ended December 31, 2024

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Year Ended December 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$2,307,397	$2,217,671	$89,726	4.0
Wynn Macau	1,410,620	1,464,646	(54,026)	(3.7)
Total Macau Operations	3,718,017	3,682,317	35,700	1.0
Las Vegas Operations	2,573,035	2,571,913	1,122	—
Encore Boston Harbor	846,872	857,164	(10,292)	(1.2)
Corporate and other	—	16,567	(16,567)	(100.0)
	$7,137,924	$7,127,961	$9,963	0.1

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Year Ended December 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$4,410,328	$4,261,357	$148,971	3.5
Non-casino revenues:
Rooms	1,141,154	1,242,058	(100,904)	(8.1)
Food and beverage	1,037,850	1,069,117	(31,267)	(2.9)
Entertainment, retail and other	548,592	555,429	(6,837)	(1.2)
Total non-casino revenues	2,727,596	2,866,604	(139,008)	(4.8)
	$7,137,924	$7,127,961	$9,963	0.1

Casino revenues for the year ended December 31, 2025 were 61.8% of operating revenues, compared to 59.8% for the year ended December 31, 2024. Non-casino revenues for the year ended December 31, 2025 were 38.2% of operating revenues, compared to 40.2% for the year ended December 31, 2024.

Casino revenues

Casino revenues increased primarily due to higher casino volumes at Wynn Palace and higher slot machine handle at our Las Vegas Operations, which was partially offset by a decrease in VIP table games win at Wynn Macau.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Year Ended December 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$1,936,715	$1,795,604	$141,111	7.9
VIP:
Average number of table games	53	57	(4)	(7.0)
VIP turnover	$16,568,127	$12,991,235	$3,576,892	27.5
VIP table games win	$521,979	$449,461	$72,518	16.1
VIP win as a % of turnover	3.15%	3.46%	(0.31)
Table games win per unit per day	$27,265	$21,495	$5,770	26.8
Mass market:
Average number of table games	246	245	1	0.4
Table drop	$7,665,410	$6,893,092	$772,318	11.2
Table games win	$1,748,290	$1,686,503	$61,787	3.7
Table games win %	22.8%	24.5%	(1.7)
Table games win per unit per day	$19,510	$18,770	$740	3.9
Average number of slot machines	665	603	62	10.3
Slot machine handle	$3,086,835	$2,519,983	$566,852	22.5
Slot machine win	$126,785	$109,488	$17,297	15.8
Slot machine win per unit per day	$524	$496	$28	5.6
Wynn Macau:
Total casino revenues	$1,195,001	$1,230,351	$(35,350)	(2.9)
VIP:
Average number of table games	21	30	(9)	(30.0)
VIP turnover	$4,347,699	$5,047,888	$(700,189)	(13.9)
VIP table games win	$110,770	$177,435	$(66,665)	(37.6)
VIP win as a % of turnover	2.55%	3.52%	(0.97)
Table games win per unit per day	$14,282	$16,084	$(1,802)	(11.2)
Mass market:
Average number of table games	233	221	12	5.4
Table drop	$6,526,655	$6,344,794	$181,861	2.9
Table games win	$1,170,262	$1,164,012	$6,250	0.5
Table games win %	17.9%	18.3%	(0.4)
Table games win per unit per day	$13,783	$14,367	$(584)	(4.1)
Average number of slot machines	799	615	184	29.9
Slot machine handle	$3,827,458	$3,133,488	$693,970	22.1
Slot machine win	$106,657	$103,030	$3,627	3.5
Slot machine win per unit per day	$367	$458	$(91)	(19.9)
Poker rake	$10,915	$15,275	$(4,360)	(28.5)
Note: Our casino operations in Macau were closed for a 1-day period in September 2025 due to Typhoon Ragasa.

	Year Ended December 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$649,346	$600,088	$49,258	8.2
Average number of table games	233	232	1	0.4
Table drop	$2,521,626	$2,376,473	$145,153	6.1
Table games win	$600,951	$611,663	$(10,712)	(1.8)
Table games win %	23.8%	25.7%	(1.9)
Table games win per unit per day	$7,054	$7,200	$(146)	(2.0)
Average number of slot machines	1,574	1,609	(35)	(2.2)
Slot machine handle	$7,332,128	$6,752,952	$579,176	8.6
Slot machine win	$499,871	$446,152	$53,719	12.0
Slot machine win per unit per day	$870	$758	$112	14.8
Poker rake	$25,824	$24,599	$1,225	5.0
Encore Boston Harbor:
Total casino revenues	$629,266	$635,314	$(6,048)	(1.0)
Average number of table games	172	180	(8)	(4.4)
Table drop	$1,344,387	$1,410,319	$(65,932)	(4.7)
Table games win	$270,147	$297,369	$(27,222)	(9.2)
Table games win %	20.1%	21.1%	(1.0)
Table games win per unit per day	$4,303	$4,519	$(216)	(4.8)
Average number of slot machines	2,721	2,633	88	3.3
Slot machine handle	$5,533,270	$5,604,462	$(71,192)	(1.3)
Slot machine win	$438,597	$424,152	$14,445	3.4
Slot machine win per unit per day	$442	$440	$2	0.5
Poker rake	$21,990	$21,750	$240	1.1

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Year Ended December 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$149,585	$202,936	$(53,351)	(26.3)
Occupancy	98.6%	98.6%	—
ADR	$223	$310	$(87)	(28.1)
REVPAR	$220	$306	$(86)	(28.1)
Wynn Macau:
Total room revenues (dollars in thousands)	$87,443	$100,631	$(13,188)	(13.1)
Occupancy	99.2%	99.3%	(0.1)
ADR	$218	$248	$(30)	(12.1)
REVPAR	$216	$246	$(30)	(12.2)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$813,477	$845,660	$(32,183)	(3.8)
Occupancy	86.9%	89.0%	(2.1)
ADR	$547	$555	$(8)	(1.4)
REVPAR	$476	$494	$(18)	(3.6)
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$90,649	$92,831	$(2,182)	(2.4)
Occupancy	92.2%	93.6%	(1.4)
ADR	$405	$412	$(7)	(1.7)
REVPAR	$373	$385	$(12)	(3.1)

Room revenues decreased $100.9 million, primarily due to lower ADR across all of our properties.

Food and beverage revenues decreased $31.3 million, primarily due to a decrease in revenues from nightlife venues at our Las Vegas Operations during the year ended December 31, 2025. The year ended December 31, 2024 included incremental food and beverage revenue at our Las Vegas Operations from Super Bowl-related events.

Entertainment, retail and other revenues increased $9.7 million in total across our properties, and was offset by a decrease in operating revenues of $16.5 million at Wynn Interactive following the closure of its digital sports betting and casino business in the third quarter of 2024.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Year Ended December 31,
	2025	2024	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$2,716,151	$2,586,960	$129,191	5.0
Rooms	344,378	330,359	14,019	4.2
Food and beverage	882,229	859,426	22,803	2.7
Entertainment, retail and other	238,160	249,679	(11,519)	(4.6)
General and administrative	1,116,952	1,080,475	36,477	3.4
Provision for credit losses	12,824	4,986	7,838	NM
Pre-opening	38,494	9,355	29,139	NM
Depreciation and amortization	620,633	658,895	(38,262)	(5.8)
Property charges and other	49,719	215,095	(165,376)	(76.9)
Total operating expenses	$6,019,540	$5,995,230	$24,310	0.4
NM - Not meaningful.

The increase in total operating expenses was primarily due to an increase in casino expenses at Wynn Palace and our Las Vegas Operations and an increase in pre-opening expenses at Corporate and other, partially offset by a decrease in depreciation and amortization expense at Encore Boston Harbor and a decrease in property charges and other expenses at our Las Vegas Operations and Corporate and other.

Casino expenses increased $116.8 million at Wynn Palace, including an increase of $92.8 million in gaming tax expense driven by an increase in casino revenue, and $25.2 million at our Las Vegas Operations, primarily driven by higher payroll and related costs, including higher stock-based compensation expense from stock awards granted in connection with the 20th anniversary of the opening of Wynn Las Vegas ("20th Anniversary").

Room expenses increased $12.1 million at our Las Vegas Operations, largely due to payroll and related costs, including higher stock-based compensation expense as a result of stock awards granted to employees in connection with the 20th Anniversary.

Food and beverage expenses increased $21.2 million at Wynn Palace, primarily as a result of higher cost of sales.

General and administrative expenses increased $36.5 million, primarily due to the one-time cost of the 20th Anniversary celebrations, including higher stock-based compensation expense as a result of stock awards granted in connection with the 20th Anniversary.

Pre-opening expense increased $29.1 million at Corporate and other largely due to pre-opening costs associated with Wynn Al Marjan Island.

Depreciation and amortization decreased $32.1 million at Encore Boston Harbor as a result of certain assets being fully depreciated five years after the opening of the property in June of 2019.

Property charges and other expenses for the year ended December 31, 2025 consisted primarily of $6.6 million and $18.6 million of contract terminations and other expenses at our Las Vegas Operations and Encore Boston Harbor, respectively; and $17.7 million, $6.3 million, and $2.9 million of asset abandonments and disposals at our Macau Operations, our Las Vegas Operations and Corporate and other, respectively.

Property charges and other expenses for the year ended December 31, 2024 consisted primarily of $130.0 million of forfeitures pursuant to a non-prosecution agreement and the Company's $9.4 million contribution towards a legal settlement. Property charges and other expenses for the year ended December 31, 2024 also included $20.7 million of asset abandonments at our Macau Operations, $61.5 million of expensed project costs related to a discontinued development project at Corporate and other, $16.9 million of contract termination and other costs related to Wynn Interactive, partially offset by a gain of $24.6 million related to the sale of certain Wynn Interactive assets.

Other non-operating income and expenses

Interest expense, net of capitalized interest, decreased $62.9 million due to a decrease in the weighted average debt balance to $10.98 billion for the year ended December 31, 2025 from $11.45 billion for the year ended December 31, 2024, and a decrease in the weighted average interest rate to 5.68% for the year ended December 31, 2025 from 6.00% for the year ended December 31, 2024. In addition, we capitalized interest of $49.7 million and $23.0 million in the years ended December 31, 2025 and 2024, respectively.

We recorded interest income of $66.5 million and $130.3 million for the years ended December 31, 2025 and 2024, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement loss of $8.6 million and a gain of $29.2 million for the years ended December 31, 2025 and 2024, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the United States ("U.S.") dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a loss of $34.9 million for the year ended December 31, 2025 from change in derivatives fair value, which primarily includes a loss of $27.6 million related to foreign currency swaps and a loss of $7.7 million related to the interest rate swap on the Retail Term Loan. We recorded a gain of $42.5 million for the year ended December 31, 2024 from change in derivatives fair value, primarily related to the conversion feature of the WML Convertible Bonds. For more information on the Company's derivative instruments, refer to Item 8—"Notes to Consolidated Financial Statements," Note 8, "Derivative Instruments."

Income taxes

For the years ended December 31, 2025 and 2024, we recorded an income tax expense of $105.0 million and expense of $3.7 million, respectively. The 2025 income tax expense primarily relates to U.S. profitability as well as an increase in the valuation allowance on foreign tax credit ("FTC") carryforwards. The 2024 income tax expense primarily relates to U.S. profitability as well as an increase in nondeductible expenses offset by the release of valuation allowance on certain deferred tax assets.

On July 4, 2025, the U.S. president signed into law the budget and reconciliation bill, commonly referred to as the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions that affect the Company's financial position and results of operations. The Company has evaluated the impact of these provisions on the Company's effective tax rate and deferred tax assets for 2025 and future periods. These U.S. federal tax law changes increase tax deductions and reduce the utilization of FTC carryforwards.

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

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $81.8 million and $138.6 million for the years ended December 31, 2025 and 2024, respectively. These amounts are primarily related to the noncontrolling interests' share of net income from WML.

Segment Information

As further described in Item 8—"Financial Statements and Supplementary Data," Note 20, "Segment Information," we use Adjusted Property EBITDAR to manage the operating results of our segments. Adjusted Property EBITDAR is net income before interest, income taxes, depreciation and amortization, pre-opening expenses, impairment of goodwill and intangible assets, property charges and other expenses, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other expenses (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, our calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDAR (in thousands) for Wynn Palace, Wynn Macau, Las Vegas Operations and Encore Boston Harbor, as reviewed by management and summarized in Item 8—"Financial Statements and Supplementary Data," Note 20, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDAR to net income attributable to Wynn Resorts, Limited.

	Year Ended December 31,
	2025	2024	Increase/ (Decrease)
Wynn Palace	$682,900	$733,710	$(50,810)
Wynn Macau	402,125	441,852	(39,727)
Las Vegas Operations	902,405	946,762	(44,357)
Encore Boston Harbor	236,721	247,128	(10,407)

Adjusted Property EBITDAR at Wynn Palace decreased $50.8 million for the year ended December 31, 2025 primarily due to a $53.4 million decrease in rooms revenue.

Adjusted Property EBITDAR at Wynn Macau decreased $39.7 million for the year ended December 31, 2025, due to a decrease in operating revenues of $54.0 million, largely attributable to lower casino and rooms revenue, partially offset by lower operating expenses.

Adjusted Property EBITDAR at our Las Vegas Operations for the year ended December 31, 2025, decreased $44.4 million, primarily due to a decrease of $48.1 million in non-gaming revenues, partially offset by lower operating expenses. The year ended December 31, 2024, included incremental food and beverage revenue from Super Bowl-related events and from outlets undergoing renovations.

Adjusted Property EBITDAR at Encore Boston Harbor decreased $10.4 million for the year ended December 31, 2025, primarily due to a decrease in operating revenues of $10.3 million.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Year Ended December 31,
Cash Flows - Summary	2025	2024
Cash flows from operating activities	$1,352,653	$1,426,203

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(660,433)	(419,929)
Investments in unconsolidated affiliates	(328,928)	(563,418)
Purchase of investments	(668,890)	—
Proceeds from maturity of investments	—	850,000
Purchase of intangible and other assets	(457)	(2,615)
Proceeds from sale of assets and other	1,547	52,404
Net cash used in investing activities	(1,657,161)	(83,558)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,752,812	1,883,794
Repayments of long-term debt	(1,763,125)	(3,059,832)
Repurchase of common stock	(380,109)	(401,802)
Proceeds from exercise of stock options	457	1,017
Distribution to noncontrolling interest	(25,672)	(16,988)
Dividends paid	(174,662)	(139,564)
Finance lease payments	(25,804)	(19,219)
Payments for financing costs	(28,055)	(36,714)
Other	(9,142)	(4,486)
Net cash used in financing activities	(653,300)	(1,793,794)

Effect of exchange rate on cash, cash equivalents and restricted cash	(3,890)	3,530
Decrease in cash, cash equivalents and restricted cash	$(961,698)	$(447,619)

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

During the year ended December 31, 2025, the decrease in cash flows from operating activities was primarily due to a decrease in operating income at our Macau Operations largely driven by a decrease in rooms revenue.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the year ended December 31, 2025, we incurred capital expenditures of $287.6 million at our Las Vegas Operations, $167.2 million at Wynn Palace, $72.8 million at Wynn Macau, and $26.9 million at Encore Boston Harbor, primarily related to enhancements at our properties and maintenance capital expenditures, and $105.9 million at Corporate and other, primarily related to future development projects. In addition, during the year ended December 31, 2025, we invested $328.9 million, including $282.6 million of cash contributions, in the joint venture that is constructing Wynn Al Marjan Island and purchased $668.9 million of U.S. treasuries and fixed deposits.

During the year ended December 31, 2024, we incurred capital expenditures of $159.8 million at our Las Vegas Operations, $107.5 million at Wynn Palace, $57.7 million at Wynn Macau, and $32.7 million at Encore Boston Harbor, primarily related to enhancements at our properties and maintenance capital expenditures, and $62.4 million at Corporate and other primarily related to future development projects. In addition, during the year ended December 31, 2024, we invested $563.4 million, including $541.7 million of cash contributions, in the joint venture that is constructing Wynn Al Marjan Island, and received proceeds of $850.0 million upon the maturity of investments.

Financing Activities

The below table presents proceeds from the issuance, repayments, and repurchases of the specified debt instruments during the year ended December 31, 2025 (in thousands):

	Proceeds from issuance	Repayments and repurchases
WML 6 3/4% Senior Notes, due 2034 ("2034 WML Senior Notes")	$1,000,000	$—
WML 5 1/2% Senior Notes, due 2026 ("2026 WML Senior Notes")	—	1,000,000
WRF Credit Facilities:
WRF Term Loan, due 2027	—	763,125
WRF Term Loan, due 2030	752,812	—
Total	$1,752,812	$1,763,125

In addition, during the year ended December 31, 2025, we repurchased 4,574,118 shares of our common stock for an aggregate cost of $380.1 million, including 4,365,212 shares of our common stock repurchased pursuant to our publicly announced equity repurchase program for an aggregate cost of $358.2 million. We also made dividend payments of $174.7 million, finance lease payments of $25.8 million, paid $28.1 million for financing costs related to the financing activities above, and used cash of $25.7 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

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

In addition, during the year ended December 31, 2024, we repurchased 4,500,888 shares of our common stock for an aggregate cost of $401.8 million, including 4,349,779 shares of our common stock repurchased pursuant to our publicly announced equity repurchase program for an aggregate cost of $386.0 million. We also made dividend payments of $139.6 million, finance lease payments of $19.2 million, paid $36.7 million for financing costs related to the debt financing activities above and used cash of $17.0 million for distributions to the noncontrolling interest holder of the Retail Joint Venture.

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, investments, and available revolver borrowing capacity, presented by significant financing entity as of December 31, 2025 (in thousands):

	Total Cash and Cash Equivalents	Investments(1)	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$916,145	$601,756	$1,355,116
Wynn Resorts Finance, LLC(2)	305,610	—	1,233,783
Wynn Resorts, Limited and other	241,687	—	—
Total	$1,463,442	$601,756	$2,588,899
(1)Investments consist of U.S. treasuries and fixed deposits maturing in less than one year and exclude long-term investments of $67.6 million.
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

We expect to make estimated project capital expenditures between $400 million and $450 million during 2026 and between $425 million and $475 million during 2027 related to enhancements at our Macau Operations. We expect to make maintenance capital expenditures at our Macau Operations between $70 million and $80 million during 2026.

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

WML paid cash dividends of HK$0.185 per share in both June 2025 and September 2025 for a total U.S. dollar equivalent of approximately $249.0 million for the year ended December 31, 2025. Our share of these dividends was $177.7 million.

In July 2025, WM Cayman II increased borrowing capacity under the WM Cayman II Revolver by an additional aggregate amount of $1.00 billion equivalent through the exercise of an accordion feature under the existing facility agreement. As a result, the total committed amount of the WM Cayman II Revolver has increased to $2.50 billion equivalent. In connection with the exercise of the accordion feature on the WM Cayman II Revolver, we recorded debt issuance costs of $11.6 million.

In August 2025, WML issued $1.00 billion aggregate principal amount of the 2034 WML Senior Notes. The 2034 WML Senior Notes were issued at par for proceeds of $989.0 million, net of $11.0 million of related fees and expenses.

In September 2025, we redeemed in full the outstanding $1.00 billion aggregate principal amount of 2026 WML Senior Notes using net proceeds from the issuance of the 2034 WML Senior Notes, along with cash on hand, at a price equal to 100% of the principal amount.

If our portion of cash available for repatriation was repatriated on December 31, 2025, it would be subject to minimal U.S. taxes.

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

We expect to make estimated project capital expenditures between $375 million and $400 million during 2026 and between $150 million and $175 million during 2027 related to enhancements at our Las Vegas Operations. We expect to make total maintenance capital expenditures at our Las Vegas Operations and Encore Boston Harbor between $90 million and $115 million, on a combined basis, during 2026.

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

During the year ending December 31, 2025, the Company contributed $282.6 million of cash into Island 3 and affiliated ventures, bringing our life-to-date cash contributions to $914.2 million. We estimate our remaining 40% pro-rata share of the required equity for the construction of the Wynn Al Marjan Island integrated resort is between $425 million and $500 million, inclusive of capitalized interest, fees, and certain improvements to the island. Wynn Al Marjan Island is currently expected to open in 2027.

Island 3 has partnered with Aman Group, a developer and operator of hotels, resorts and branded residences, to construct a second development adjacent to Wynn Al Marjan Island, which will feature a 132-room hotel and a residential tower with one- to five- bedroom units and a limited collection of standalone villas ("Janu Al Marjan Island"). Janu Al Marjan Island, expected to open in late 2028, will be managed and operated by Aman Group and will offer a variety of guest experiences. The Company’s estimated capital contributions to Island 3 for the construction of the Janu Al Marjan Island are between $25 million and $50 million, net of estimated branded residence sales and estimated 50% loan-to-cost financing to fund project costs.

The Company paid a cash dividend of $0.25 per share on its common stock in each of the quarters ended March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025 and recorded an aggregate amount of $104.6 million against accumulated deficit in the year ended December 31, 2025.

On February 12, 2026, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on March 4, 2026 to stockholders of record as of February 23, 2026.

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

In November 2024, the Company’s Board of Directors authorized the Company to repurchase a total of up to $1.0 billion of the Company’s outstanding shares of common stock, increasing the previously available repurchase authorization by approximately $766 million. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time. As of December 31, 2025, we had $454.9 million in repurchase authority remaining under the program.

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

Off Balance Sheet Arrangements

In February 2025, Wynn Al Marjan Island FZ-LLC (the "Borrower"), a wholly-owned subsidiary of Island 3, an unconsolidated affiliate, entered into a facility agreement with a syndicate of lenders (the "Al Marjan Facility Agreement") which provides the Borrower with a $2.4 billion (or equivalent in local currency) delayed draw secured term loan facility to finance the development of Wynn Al Marjan Island (the "Al Marjan Facility"). The Company is not a party to the Al Marjan Facility Agreement, but as a condition precedent to the Al Marjan Facility being made available to the Borrower, the Company and the government of Ras Al Khaimah entered into a completion guarantee agreement in favor of certain secured parties under the Al Marjan Facility Agreement. For additional information, refer to Item 8—"Financial Statements and Supplementary Data," Note 18, "Commitments and Contingencies."

Contractual Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2025 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations(1)	$9,410	$5,395,468	$2,427,532	$2,800,000	$10,632,410
Fixed interest payments	501,285	845,394	480,688	396,875	2,224,242
Estimated variable interest payments(2)	113,318	202,977	69,797	—	386,092
Macau gaming premium(3)	14,547	29,094	29,094	29,994	102,729
Macau Property Transfer Agreement payments(4)	22,083	44,166	44,166	44,167	154,582
Construction contracts and commitments	230,903	102,887	—	—	333,790
Operating leases	146,106	297,205	302,003	3,548,988	4,294,302
Finance leases	33,228	61,897	2,346	59,817	157,288
Employment agreements(5)	122,228	116,405	3,266	—	241,899
Massachusetts surrounding community payments(6)	15,451	31,701	30,309	43,916	121,377
Other(7)	183,174	116,727	62,407	7,575	369,883
Total contractual commitments	$1,391,733	$7,243,921	$3,451,608	$6,931,332	$19,018,594
(1)Includes the aggregate principal amount of WML Convertible Bonds with a stated maturity of March 7, 2029, which WML may be required to redeem at the option of bond holders on March 7, 2027.
(2)Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and SOFR or HIBOR rates as of December 31, 2025. Actual rates will vary.
(3)Represents the fixed and minimum variable gaming premium amounts payable under the Gaming Concession Contract, based on the number and type of gaming tables and machines we operate.
(4)Represents amounts payable under the Property Transfer Agreements (as defined in Item 8—"Financial Statements and Supplementary Data," Note 5, "Property and Equipment, net").
(5)Represents payments to executive officers, other members of management and certain key employees. Employment agreements generally have three to five year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts).
(6)Represents payments to certain communities surrounding Encore Boston Harbor, required as a condition of the gaming license awarded to Wynn MA, LLC.
(7)Other includes open purchase orders, future charitable contributions, performance contracts and other contracts. As further discussed in Item 8—"Financial Statements and Supplementary Data," Note 14, "Income Taxes," we had $160.4 million of unrecognized tax benefits as of December 31, 2025. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign the related potential tax obligations to any particular year and therefore it is not included in the table above as of December 31, 2025.

Macau Gaming Concession

In December 2022, Wynn Macau SA entered into a definitive gaming concession contract (the "Gaming Concession Contract") with the government of Macau, pursuant to which Wynn Macau SA was granted a 10-year gaming concession commencing on January 1, 2023 and expiring on December 31, 2032, to operate games of chance at Wynn Palace and Wynn Macau.

In addition to the Macau gaming premium and Property Transfer Agreements payment commitments included in the table above, Wynn Macau SA committed to make certain non-gaming and gaming investments in the amount of MOP21.03 billion (approximately $2.62 billion) over the course of the ten-year term of the Gaming Concession Contract. MOP19.80 billion (approximately $2.47 billion) of the committed investment will be used for non-gaming capital projects and event programming in connection with, among others, attraction of foreign tourists, conventions and exhibitions, entertainment performances, sports events, culture and art, health and wellness, themed amusement, gastronomy, community tourism and maritime tourism.

Additionally, Wynn Macau SA committed to make the following payments throughout the term of the Gaming Concession Contract:

(i) Special gaming premium - Wynn Macau SA is obligated to pay a special annual gaming premium if the average of the gross gaming revenues of the Company's gaming tables and gaming machines is lower than a certain minimum amount determined by the Macau government. A minimum average annual gross gaming revenue of MOP7.0 million (approximately $0.9 million) per gaming table and MOP300,000 (approximately $37 thousand) per gaming machine has been set by Macau government. If Wynn Macau SA fails to reach such minimum gross gaming revenue, Wynn Macau SA will be required to pay a special premium equal to the difference between the special gaming tax calculated based on the actual gross gaming revenue and that of such minimum gross gaming revenue. No special gaming premium was paid for the year ended December 31, 2025 and 2024;

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

Al Marjan Island Funding Commitments

We estimate our remaining 40% pro-rata share of the required equity for the construction of Wynn Al Marjan Island integrated resort is between $425 million and $500 million inclusive of capitalized interest, fees, and certain improvements to the island. Wynn Al Marjan Island is currently expected to open in 2027.

We estimate that our capital contributions to Island 3 for the construction of the Janu Al Marjan Island are between $25 million and $50 million, net of estimated branded residence sales and estimated 50% loan-to-cost financing to fund project costs.

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

Income Taxes

We are subject to income taxes in the U.S. and other foreign jurisdictions where we operate. Accounting standards require the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities generally is recognized in the results of operations in the period that includes the enactment date. Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

As of December 31, 2025, we had deferred tax assets of $1.42 billion, including an FTC carryforward of $449.9 million and deferred tax assets related to interest expense carryforwards of $144.1 million and net operating loss carryforwards of $183.8 million. In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that the deferred tax assets will be realized. In this assessment, appropriate consideration was given to all positive and negative evidence including recent operating profitability, forecasts of future earnings, ability to carryback, the reversal of net taxable temporary differences, the duration of statutory carryforward periods, and tax planning strategies. The need for valuation allowances against deferred tax assets will be reassessed on a continuous basis in future periods and, as a result, the allowance may increase or decrease based on changes in facts and circumstances.

In 2025, we recorded a $13.5 million net increase to valuation allowances, including a $38.9 million increase to valuation allowance on FTC carryforwards. The increase primarily relates to U.S. federal tax law changes that increase tax deductions and reduce the utilization of FTC carryforwards. The decrease to valuation allowances primarily relates to NOL carryforwards that were used or expired in the current year.

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

Recommendations made by the Organization for Economic Cooperation and Development’s Base Erosion and Profit Shifting 2.0 project have the potential to lead to changes in the tax laws in numerous countries, including the implementation of a global minimum tax. Several countries around the world have enacted or proposed changes to their existing tax laws based on these recommendations.

On January 5, 2026, the Organization for Economic Cooperation and Development released administrative guidance that introduces new safe harbors, providing significant relief for multinational enterprises whose ultimate parent entity is located in the U.S.

We are monitoring the potential changes in tax laws resulting from the Organization for Economic Cooperation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting, which could impact our effective tax rate.

WML Convertible Bond Conversion Option Derivative

In March 2023, WML completed the offering of the WML Convertible Bonds. The Company determined that the conversion feature contained within the WML Convertible Bonds is not indexed to WML's equity and, as such, is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative (the "WML Convertible Bonds Conversion Option Derivative"). In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative is reported at fair value as of the end of each reporting period, with changes recognized in the statements of income.

The Company used a binomial lattice model in order to estimate the fair value of the embedded derivative in the WML Convertible Bonds. Inherent in a binomial options pricing model are unobservable (Level 3) inputs and assumptions related to expected share-price volatility, risk-free interest rate, expected term, and dividend yield. The Company estimates the volatility of shares of WML common stock based on historical volatility that matches the expected remaining term to maturity of the WML Convertible Bonds. The risk-free interest rate is based on the Hong Kong and U.S. benchmark yield curves on the valuation date for a maturity similar to the expected remaining term of the WML Convertible Bonds. The expected life of the WML Convertible Bonds is assumed to be equivalent to their remaining term to maturity. Dividend yield is assumed to be zero due to a dividend protection feature in the WML Convertible Bond agreement. The output of the lattice model can be highly sensitive to fluctuations in its inputs.

Allowance for Credit Losses

A substantial portion of our outstanding receivables relates to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume. Our goal is to maintain strict controls over the issuance of credit and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers issued at our Las Vegas Operations and Encore Boston Harbor are generally legally enforceable instruments in the U.S., and U.S. assets of foreign customers may be used to satisfy judgments entered in the U.S.

The enforceability of markers and other forms of credit related to gaming debt outside of the U.S. varies from country to country. Some foreign countries do not recognize the enforceability of gaming related debt, or make enforcement burdensome. We closely consider the likelihood and difficulty of enforceability, among other factors, when issuing credit to customers who are not residents of the U.S. In addition to our internal credit and collection departments, we have a network of legal, accounting and collection professionals to assist us in our determinations regarding enforceability and our overall collection efforts.

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

The following table presents key statistics related to our casino accounts receivable (dollars in thousands):

	December 31,
	2025	2024
Casino accounts receivable	$309,500	$236,642
Allowance for casino credit losses	$44,197	$34,676
Allowance as a percentage of casino accounts receivable	14.3%	14.7%

The increase in allowance for casino credit losses as shown in the table above is primarily due to the impact of historical collection patterns and expectations of current and future collection trends, as well as the specific review of customer accounts. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. Our allowance for credit losses is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the current and expected future state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2025 and 2024, 55.9% and 40.3%, respectively, of our outstanding casino accounts receivable balance originated at our Macau Operations.

As of December 31, 2025, a 100 basis point change in the allowance for credit losses as a percentage of casino accounts receivable would change the provision for credit losses by approximately $3.1 million.

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

Impairment of Long-lived Assets and Intangible assets

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

The following table provides estimated future cash flow information derived from our best estimates of repayments as of December 31, 2025, of our expected long-term indebtedness and related weighted average interest rates by expected maturity dates. However, we cannot predict the SOFR or HIBOR rates that will be in effect in the future. Actual rates will vary. The one-month SOFR and HIBOR rates as of December 31, 2025 of 3.87% and 3.07%, respectively, were used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable.

	Year Ending December 31,
	Expected Maturity Date
	2026	2027	2028	2029	2030	Thereafter	Total
	(dollars in millions)
Long-term debt:
Fixed rate	$—	$2,830.0	$1,350.0	$1,750.0	$—	$2,800.0	$8,730.0
Average interest rate	—%	5.2%	5.6%	5.1%	—%	6.7%	5.8%
Variable rate	$9.4	$28.2	$1,187.3	$37.6	$639.9	$—	$1,902.4
Average interest rate	5.5%	5.5%	5.1%	5.5%	5.5%	—%	5.2%

Interest Rate Sensitivity

As of December 31, 2025, approximately 82% of our long-term debt was based on fixed rates. In order to mitigate exposure to interest rate fluctuations on the Retail Term Loan, in October 2024, the Company entered into an interest rate swap with a notional value of $600.0 million, maturing in February 2027. The interest rate swap effectively fixes the variable component of the interest rate on the Retail Term Loan at 3.385% through February 2027.

Based on our outstanding borrowings as of December 31, 2025 and an interest rate swap on the Retail Term Loan, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $19.0 million.

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

We expect most of the revenues and expenses for any casino that we operate in Macau will be denominated in Hong Kong dollars or Macau patacas; however, a significant portion of debt issued by WML is denominated in U.S. dollars. Fluctuations in the exchange rates resulting in weakening of the Macau pataca or the Hong Kong dollar in relation to the U.S. dollar could have materially adverse effects on our results, financial condition, and ability to service debt.

The Company is a party to foreign currency swap agreements with the objective of managing foreign currency exchange rate risk associated with the outstanding U.S. dollar denominated WML Senior Notes. The foreign currency swaps exchange predetermined amounts of Hong Kong dollars for U.S. dollars at a contractual spot rate, and as of December 31, 2025, have an aggregate notional amount of $4.10 billion, and have maturities between October 2027 and August 2030. For additional information, refer to Item 8—"Financial Statements and Supplementary Data," Note 8, "Derivative Instruments."

Based on our balances as of December 31, 2025 and after giving effect to our foreign currency swaps, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency gain/loss of $4.3 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Wynn Resorts, Limited and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wynn Resorts, Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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
March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Valuation of Deferred Tax Assets
Description of the Matter	As more fully described in Note 14 to the consolidated financial statements, at December 31, 2025, the Company had U.S. deferred tax assets, including foreign tax credit carryforwards and other deferred tax assets, of $1.3 billion reduced by a $479.3 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management’s assessment of the realizability of the Company’s deferred tax assets, including foreign tax credit carryforwards, involved complex judgments due to the significant estimation required in estimating the realizability of these deferred tax assets. The realizability of these deferred tax assets is affected by significant assumptions, including forecasted foreign-sourced income, intercompany transactions, and the execution of a tax planning strategy. Fluctuations in actual results from those forecasted can have a material impact on the measurement of deferred tax assets.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for evaluating the realization of the Company’s deferred tax assets, including controls over management’s review of its significant assumptions described above and identification and use of an available tax planning strategy.

To test the realizability of deferred tax assets, including foreign tax credit carryforwards,we performed audit procedures that included, among others, testing the significant assumptions described above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to the Company’s business plans and current industry and economic trends and evaluated whether changes to the Company’s business plans, economic trends and other factors would affect the significant assumptions. We involved our tax professionals to evaluate the Company's application of tax law for the available tax planning strategy and the evaluation of the utilization of the deferred tax assets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Las Vegas, Nevada
March 2, 2026

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,463,442	$2,426,155
Investments	601,756	—
Accounts receivable, net of allowance for credit losses of $45,645 and $37,694	402,641	324,016
Inventories	88,478	75,783
Prepaid expenses and other	127,204	95,725
Total current assets	2,683,521	2,921,679
Property and equipment, net	6,625,922	6,521,283
Long-term investments	67,594	—
Restricted cash	96,653	95,638
Intangible assets, net	224,242	254,599
Operating lease assets	1,778,052	1,797,276
Deferred income taxes, net	409,070	507,716
Investments in unconsolidated affiliates	948,156	648,217
Other assets	274,907	231,555
Total assets	$13,108,117	$12,977,963
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$255,307	$205,146
Customer deposits	569,603	508,651
Gaming taxes payable	215,581	171,983
Accrued compensation and benefits	245,550	229,305
Accrued interest	132,772	132,510
Current portion of long-term debt	9,410	41,250
Other accrued liabilities	214,955	250,689
Total current liabilities	1,643,178	1,539,534
Long-term debt	10,537,402	10,500,484
Long-term operating lease liabilities	1,629,117	1,623,890
Other long-term liabilities	329,699	282,658
Total liabilities	14,139,396	13,946,566
Commitments and contingencies (Note 19)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 134,326,464 and 133,584,126 shares issued; 103,989,787 and 107,821,567 shares outstanding, respectively	1,343	1,336
Treasury stock, at cost; 30,336,677 and 25,762,599 shares, respectively	(2,621,394)	(2,241,607)
Additional paid-in capital	3,801,934	3,698,800
Accumulated other comprehensive loss	(3,136)	(5,700)
Accumulated deficit	(1,454,239)	(1,676,990)
Total Wynn Resorts, Limited stockholders' deficit	(275,492)	(224,161)
Noncontrolling interests	(755,787)	(744,442)
Total stockholders' deficit	(1,031,279)	(968,603)
Total liabilities and stockholders' deficit	$13,108,117	$12,977,963

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Operating revenues:
Casino	$4,410,328	$4,261,357	$3,718,402
Rooms	1,141,154	1,242,058	1,185,671
Food and beverage	1,037,850	1,069,117	1,028,637
Entertainment, retail and other	548,592	555,429	599,187
Total operating revenues	7,137,924	7,127,961	6,531,897
Operating expenses:
Casino	2,716,151	2,586,960	2,238,671
Rooms	344,378	330,359	307,132
Food and beverage	882,229	859,426	822,323
Entertainment, retail and other	238,160	249,679	340,437
General and administrative	1,116,952	1,080,475	1,065,022
Provision for credit losses	12,824	4,986	(3,964)
Pre-opening	38,494	9,355	9,468
Depreciation and amortization	620,633	658,895	687,270
Impairment of goodwill and intangible assets	—	—	94,490
Property charges and other	49,719	215,095	130,877
Total operating expenses	6,019,540	5,995,230	5,691,726
Operating income	1,118,384	1,132,731	840,171
Other income (expense):
Interest income	66,507	130,342	175,785
Interest expense, net of amounts capitalized	(625,556)	(688,410)	(751,509)
Change in derivatives fair value	(34,869)	42,478	45,098
Loss on debt financing transactions	(1,701)	(2,913)	(12,683)
Other	(8,625)	29,170	(11,479)
Other expense, net	(604,244)	(489,333)	(554,788)
Income before income taxes	514,140	643,398	285,383
(Provision) benefit for income taxes	(105,005)	(3,682)	496,834
Net income	409,135	639,716	782,217
Less: net income attributable to noncontrolling interests	(81,801)	(138,638)	(52,223)
Net income attributable to Wynn Resorts, Limited	$327,334	$501,078	$729,994
Basic and diluted net income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$3.16	$4.56	$6.49
Diluted	$3.14	$4.35	$6.32
Weighted average common shares outstanding:
Basic	103,697	109,966	112,523
Diluted	104,243	110,267	112,855

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$409,135	$639,716	$782,217
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	3,735	(12,700)	5,297
Total comprehensive income	412,870	627,016	787,514
Less: comprehensive income attributable to noncontrolling interests	(82,972)	(135,044)	(53,710)
Comprehensive income attributable to Wynn Resorts, Limited	$329,898	$491,972	$733,804

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Wynn Resorts, Limited stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2023	113,369,439	$1,323	$(1,623,872)	$3,583,923	$(404)	$(2,711,808)	$(750,838)	$(889,527)	$(1,640,365)
Net income	—	—	—	—	—	729,994	729,994	52,223	782,217
Currency translation adjustment	—	—	—	—	3,810	—	3,810	1,487	5,297
Exercise of stock options	32,284	—	—	1,965	—	—	1,965	—	1,965
Issuance of restricted stock	727,522	7	—	6,631	—	—	6,638	—	6,638
Cancellation of restricted stock	(23,256)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(2,374,925)	—	(212,454)	—	—	—	(212,454)	—	(212,454)
Cash dividends declared	—	—	—	—	—	(85,139)	(85,139)	—	(85,139)
Distribution to noncontrolling interest	—	—	—	(2,994)	—	—	(2,994)	(19,584)	(22,578)
Transactions with subsidiary minority shareholders	6,181	—	—	(754)	—	—	(754)	754	—
Stock-based compensation	—	—	—	58,390	—	—	58,390	5,095	63,485
Balances, December 31, 2023	111,737,245	1,330	(1,836,326)	3,647,161	3,406	(2,066,953)	(251,382)	(849,552)	(1,100,934)
Net income	—	—	—	—	—	501,078	501,078	138,638	639,716
Currency translation adjustment	—	—	—	—	(9,106)	—	(9,106)	(3,594)	(12,700)
Exercise of stock options	17,285	—	—	1,017	—	—	1,017	—	1,017
Issuance of restricted stock	597,633	6	—	8,009	—	—	8,015	38	8,053
Cancellation of restricted stock	(29,708)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(4,500,888)	—	(405,281)	—	—	—	(405,281)	—	(405,281)
Cash dividends declared	—	—	—	—	—	(111,115)	(111,115)	(28,779)	(139,894)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(16,988)	(16,988)
Transactions with subsidiary minority shareholders	—	—	—	(11,643)	—	—	(11,643)	11,643	—
Stock-based compensation	—	—	—	54,256	—	—	54,256	4,152	58,408
Balances, December 31, 2024	107,821,567	1,336	(2,241,607)	3,698,800	(5,700)	(1,676,990)	(224,161)	(744,442)	(968,603)
Net income	—	—	—	—	—	327,334	327,334	81,801	409,135
Currency translation adjustment	—	—	—	—	2,564	—	2,564	1,171	3,735
Exercise of stock options	6,700	—	—	457	—	—	457	—	457
Issuance of restricted stock	760,715	7	—	7,915	—	—	7,922	—	7,922
Cancellation of restricted stock	(25,077)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(4,574,118)	—	(379,787)	—	—	—	(379,787)	—	(379,787)
Cash dividends declared	—	—	—	—	—	(104,583)	(104,583)	(71,343)	(175,926)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(25,672)	(25,672)
Transactions with subsidiary minority shareholders	—	—	—	1,356	—	—	1,356	(1,356)	—
Stock-based compensation	—	—	—	93,406	—	—	93,406	4,054	97,460
Balances, December 31, 2025	103,989,787	$1,343	$(2,621,394)	$3,801,934	$(3,136)	$(1,454,239)	$(275,492)	$(755,787)	$(1,031,279)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$409,135	$639,716	$782,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	620,633	658,895	687,270
Deferred income taxes	97,282	(6,838)	(502,784)
Stock-based compensation expense	91,927	59,029	64,515
Amortization of debt issuance costs	39,957	39,428	39,532
Loss on debt financing transactions	1,701	2,913	12,683
Provision for credit losses	12,824	4,986	(3,964)
Change in derivatives fair value	43,289	(42,478)	(45,098)
Impairment of goodwill and intangible assets	—	—	94,490
Property charges and other	74,683	106,332	117,176
Increase (decrease) in cash from changes in:
Receivables, net	(89,980)	13,478	(123,747)
Inventories, prepaid expenses and other	(10,724)	26,632	(6,025)
Customer deposits	58,644	(36,967)	37,951
Accounts payable and accrued expenses	3,282	(38,923)	93,663
Net cash provided by operating activities	1,352,653	1,426,203	1,247,879
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(660,433)	(419,929)	(442,793)
Investments in unconsolidated affiliates	(328,928)	(563,418)	(53,631)
Purchase of investments	(668,890)	—	(836,519)
Proceeds from maturity of investments	—	850,000	—
Purchase of intangible and other assets	(457)	(2,615)	(10,752)
Proceeds from sale of assets and other	1,547	52,404	1,162
Net cash used in investing activities	(1,657,161)	(83,558)	(1,342,533)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,752,812	1,883,794	1,200,000
Repayments of long-term debt	(1,763,125)	(3,059,832)	(1,533,124)
Repurchase of common stock	(380,109)	(401,802)	(212,455)
Proceeds from exercise of stock options	457	1,017	1,965
Distribution to noncontrolling interest	(25,672)	(16,988)	(22,579)
Dividends paid	(174,662)	(139,564)	(84,733)
Finance lease payments	(25,804)	(19,219)	(19,267)
Payments for financing costs	(28,055)	(36,714)	(41,240)
Other	(9,142)	(4,486)	(7,773)
Net cash used in financing activities	(653,300)	(1,793,794)	(719,206)
Effect of exchange rate on cash, cash equivalents and restricted cash	(3,890)	3,530	282
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(961,698)	(447,619)	(813,578)
Balance, beginning of period	2,521,793	2,969,412	3,782,990
Balance, end of period	$1,560,095	$2,521,793	$2,969,412
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

Macau Operations

Wynn Palace features a luxury hotel tower with 1,706 guest rooms, suites and villas, approximately 468,000 square feet of casino space, 12 food and beverage outlets, a food hall which includes a variety of stand-alone restaurants and other food offerings, approximately 37,000 square feet of meeting and convention space, approximately 109,000 square feet of retail space, public attractions including a performance lake, an immersive entertainment center, Western and Asian art displays, and a gondola ride offering convenient street-level access.

Wynn Macau features two luxury hotel towers with a total of 1,014 guest rooms and suites, approximately 294,000 square feet of casino space, 11 food and beverage outlets, approximately 31,000 square feet of meeting and convention space, approximately 75,900 square feet of retail space, a performance lake, a rotunda show and recreation and leisure facilities.

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

Las Vegas Operations

Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 199,000 square feet of casino space, 35 food and beverage outlets, approximately 510,000 square feet of meeting and convention space, approximately 178,000 square feet of retail space (the majority of which is owned and operated under a joint venture of which the Company owns 50.1%), as well as two theaters, two nightclubs and a beach club and recreation and leisure facilities.

Encore Boston Harbor

Encore Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston along the Mystic River, features a luxury hotel tower with a total of 671 guest rooms and suites, approximately 215,000 square feet of casino space, 16 food and beverage outlets, one nightclub, approximately 71,000 square feet of meeting and convention space, and approximately 8,200 square feet of retail space. Public attractions include a waterfront park, floral displays, and water shuttle service to downtown Boston.

In December 2022, the Company sold certain real estate assets related to Encore Boston Harbor and concurrently entered into a lease agreement for the purpose of continuing to operate the Encore Boston Harbor integrated resort (the "EBH Transaction"). For more information on the EBH Transaction, see Note 16, "Leases."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and entities the Company identifies as variable interest entities ("VIEs") of which the Company is determined to be the primary beneficiary. For information on the Company's VIEs, see Note 19, "Retail Joint Venture." If the entity does not qualify for consolidation and the Company has significant influence over the operating and financial decisions of the entity, the Company accounts for the entity under the equity method. For more information on the Company's equity method investments, see Investments in Unconsolidated Affiliates below. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated balance sheet as of December 31, 2024 have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on previously reported total assets, total liabilities and total stockholders' deficit.

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

Investments

The Company's investments include financial assets in the form of interest-bearing fixed deposits with original maturities of greater than three months, which are recorded at fair value (see Note 10, "Fair Value Measurements"), and debt securities in the form of U.S. treasuries. Investments in debt securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Debt securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. Debt securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses as a separate component of other comprehensive income. Premiums and discounts on debt securities are amortized or accreted into interest income using the effective interest method. All of the Company’s debt securities are classified as held-to-maturity.

As of December 31, 2025, the Company held $475.0 million in fixed deposits, recorded at fair value within Investments, and $127.3 million and $67.6 million in U.S. treasuries (including accrued interest), recorded at amortized cost within Investments and Long-term investments, respectively, in the Consolidated Balance Sheets. The estimated fair value of the Company's U.S. treasuries as of December 31, 2025 was approximately $194.4 million, as determined based on quoted market prices in active markets (Level 1 inputs), and the unrecognized holding loss was $0.5 million.

During the year ended December 31, 2024, the Company received proceeds of $300.0 million upon the maturity of its investments in U.S. treasuries and $550.0 million upon the maturity of its investments in fixed deposits. The Company held no investments as of December 31, 2024.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of the balance sheet date, the Company evaluates whether the unrealized losses are attributable to credit losses or other factors. The Company considers the severity of the decline in value, creditworthiness of the issuer and other relevant factors and records an allowance for credit losses, limited to the excess of amortized cost over fair value, with a corresponding charge to earnings. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. During the years ended December 31, 2025 and 2024, the Company recorded no allowance for credit losses related to its investments.

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

Costs related to improvements are capitalized, while costs of repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in Property charges and other expense in the accompanying Consolidated Statements of Income.

Capitalized Interest

The interest cost associated with major development and construction projects, and interest cost associated with equity method investments incurred during the investee's initial development period, is capitalized and included in the cost of the project or investment in unconsolidated affiliates balance. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project using the weighted average cost of the Company's outstanding borrowings. Interest of $49.7 million, $23.0 million, and $5.8 million

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

was capitalized for the years ended December 31, 2025, 2024, and 2023, respectively, including $46.4 million and $21.7 million related to equity method investments for the years ended December 31, 2025 and 2024, respectively.

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

Lessor Arrangements

The Company is the lessor under non-cancelable operating leases for retail and food and beverage outlet space at its integrated resorts, which represents approximately 105,000, 74,000, 198,000, and 52,000 square feet of space at Wynn Palace, Wynn Macau, Wynn Las Vegas, and Encore Boston Harbor, respectively. The lease arrangements generally include minimum base rent and contingent rental clauses based on a percentage of net sales. Generally, the terms of the leases range between five and ten years. The Company records revenue on a straight-line basis over the term of the lease, and recognizes revenue for contingent rentals when the contingency has been resolved. The Company has elected to combine lease and nonlease components for the purpose of measuring lease revenue.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investments in Unconsolidated Affiliates

The Company accounts for its investment in Island 3 and affiliated ventures (the "Al Marjan Joint Venture") using the equity method. Under the equity method, the investment's carrying value is adjusted for the Company’s share of the investee's earnings and losses, capital contributions to and distributions from this company, and capitalization of interest cost incurred by the Company during the investee's initial development period. As of December 31, 2025 and 2024, the Company’s investment in the Al Marjan Joint Venture was $948.2 million and $648.2 million, respectively, recorded in Investments in unconsolidated affiliates in the accompanying Consolidated Balance Sheets.

The Company records its share of income and loss on investments in unconsolidated affiliates as a component of Operating income within the Company's accompanying Consolidated Statements of Income, as the Company’s investments in unconsolidated affiliates are an extension of the Company's core business operations. The Company recognized a loss on investments in unconsolidated affiliates of $29.0 million, $6.1 million and $2.4 million during the years ended December 31, 2025, 2024 and 2023, respectively, recorded in Pre-opening expenses within the Company's accompanying Consolidated Statements of Income.

Debt Issuance Costs

Direct and incremental costs and original issue discounts and premiums incurred in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. Debt issuance costs incurred in connection with the issuance of the Company's revolving credit facilities are presented in noncurrent other assets on the Consolidated Balance Sheets. All other debt issuance costs are presented as a direct reduction of long-term debt on the Consolidated Balance Sheets. Approximately $39.9 million, $39.3 million, and $39.5 million was amortized to interest expense during the years ended December 31, 2025, 2024, and 2023, respectively.

Derivative Financial Instruments

The Company enters into interest rate protection and foreign currency swap agreements to manage interest rate exposure and foreign currency exchange rate risk, respectively, on certain debt. The fair value of such agreements is recognized as a net asset or liability at each balance sheet date, with changes in fair value recorded in earnings as these agreements do not qualify for hedge accounting. See Note 7, "Long-Term Debt" and Note 8, "Derivative Instruments" for additional information.

See Note 8, "Derivative Instruments" for accounting policy disclosures relating to the WML Convertible Bond Conversion Option Derivative and Foreign Currency Swaps (as defined therein).

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Consolidated Statements of Income. These taxes totaled $1.91 billion, $1.83 billion, and $1.57 billion for the years ended December 31, 2025, 2024, and 2023, respectively.

Advertising Costs

The cost of advertising is expensed as incurred, and totaled $48.8 million, $50.9 million, and $112.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Pre-opening Expenses

Pre-opening expenses represent personnel, advertising, and other costs incurred prior to the opening of new ventures and are expensed as incurred. During the years ended December 31, 2025 and December 31, 2024, pre-opening expenses primarily included the Company's share of net losses from the Al Marjan Joint Venture. During the year ended December 31, 2023, the Company incurred pre-opening expenses primarily in connection with the launch of sports betting operations in Massachusetts.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income includes net income and all other non-stockholder changes in equity or other comprehensive income. Components of the Company's comprehensive income are reported in the accompanying Consolidated Statements of Stockholders' Deficit and Consolidated Statements of Comprehensive Income.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The standard provides guidance on expanded disclosures related to the disaggregation of income statement expenses. The standard specifically requires additional disclosure of certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The adoption of ASU 2024-03 will result in additional disclosures and is not expected to have an impact on the Company’s financial condition, results of operations and cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods and should be applied prospectively. The Company is currently evaluating the impact that this guidance will have on the Company's consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) ("ASU 2025-06"), which revises the approach to accounting for internal-use software costs by eliminating all references to the stages of software development projects, thereby making the guidance adaptable to a variety of software development methodologies. ASU 2025-06 will be effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, on a prospective, modified or retrospective basis, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the Company's consolidated financial statements and related disclosures.

Note 3 - Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents:
Cash(1)	$1,297,417	$1,639,151
Cash equivalents(2)	166,025	787,004
Total cash and cash equivalents	1,463,442	2,426,155
Restricted cash(3)	96,653	95,638
Total cash, cash equivalents and restricted cash	$1,560,095	$2,521,793
(1)Cash consists of cash on hand and bank deposits.
(2)Cash equivalents consist of bank time deposits, U.S. government treasuries and money market funds, which excludes $601.8 million of short-term investments described in Note 2 - "Basis of Presentation and Significant Accounting Policies."
(3)Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in a trust in accordance with WML's share award plan, and as of December 31, 2025 and 2024 includes $87.3 million and $87.5 million, respectively, in the form of a first demand bank guarantee in favor of the Macau government to support Wynn Macau SA's legal and contractual obligations through the term of the Gaming Concession Contract.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table disclose the supplemental cash flow disclosures of the Company (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for interest, net of amounts capitalized	$585,425	$658,438	$688,350
Capitalized stock-based compensation	$5,589	$5,242	$5,268
Cash paid for income taxes, net of refunds received	$9,243	$10,160	$10,310
Finance lease liabilities arising from obtaining finance lease assets	$41,154	$80,021	$8,842
Liability settled with shares of common stock	$7,922	$8,015	$6,639
Accounts and construction payables related to property and equipment	$101,729	$85,949	$60,313
Liabilities arising from obtaining property and equipment	$21,400	$—	$—
Other liabilities related to intangible assets(1)	$—	$—	$209,410
Net settlement of liabilities in connection with an asset sale	$—	$27,655	$—
(1)    For the year ended December 31, 2023, included $206.5 million related to the Macau gaming premium in connection with the Gaming Concession Contract. See Note 6, "Intangible Assets, net" for further information.

Note 4 - Receivables, net

Receivables, net consisted of the following (in thousands):

	December 31,
	2025	2024
Casino	$309,500	$236,642
Hotel	44,259	45,996
Other	94,527	79,072
	448,286	361,710
Less: allowance for credit losses	(45,645)	(37,694)
	$402,641	$324,016

As of December 31, 2025 and 2024, approximately 77.5% and 70.9%, respectively, of the Company's markers were due from customers residing outside the U.S., primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 14.3% and 14.7% of gross casino receivables as of December 31, 2025 and 2024, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowances for credit losses from its hotel and other receivables were not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the period (in thousands):

	December 31,
	2025	2024
Balance at beginning of year	$37,694	$40,075
Provision for credit losses	12,824	4,986
Write-offs	(11,528)	(13,262)
Recoveries of receivables previously written-off	6,684	5,801
Effect of exchange rate	(29)	94
Balance at end of period	$45,645	$37,694

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Buildings and improvements	$8,708,210	$8,547,922
Land and improvements	1,226,834	1,210,455
Furniture, fixtures and equipment	3,662,869	3,424,361
Airplanes	187,597	110,623
Construction in progress	350,286	287,436
	14,135,796	13,580,797
Less: accumulated depreciation	(7,509,874)	(7,059,514)
	$6,625,922	$6,521,283

As of December 31, 2025 and 2024, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties. During the year ended December 31, 2024, the Company expensed $61.5 million of project costs related to a discontinued development project, inclusive of $4.7 million of internally allocated overhead, that had been previously capitalized. The expense was recorded in Property charges and other expenses in the accompanying Consolidated Statements of Income for the year ended December 31, 2024.

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $568.5 million, $601.4 million, and $625.0 million, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 - Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31,
	2025	2024
Finite-lived intangible assets:
Macau gaming concession	$210,105	$210,630
Less: accumulated amortization	(63,031)	(42,126)
	147,074	168,504

Massachusetts gaming license	117,700	117,700
Less: accumulated amortization	(51,178)	(43,331)
	66,522	74,369

Other finite-lived intangible assets	5,400	5,400
Less: accumulated amortization	(3,151)	(2,071)
	2,249	3,329

Total finite-lived intangible assets	215,845	246,202

Indefinite-lived intangible assets:
Water rights and other	8,397	8,397
Total indefinite-lived intangible assets	8,397	8,397

Total intangible assets, net	$224,242	$254,599

Massachusetts Finite-Lived Intangible Assets

The Massachusetts gaming license is a finite-lived intangible asset that is being amortized over the 15 year life of the license. The Company expects that amortization of the Massachusetts gaming license will be $7.8 million each year from 2026 through 2033, and $3.7 million in 2034.

Macau Gaming Concession

On January 1, 2023, the Company recognized an intangible asset and financial liability of MOP1.68 billion (approximately $209.6 million), representing the right to operate games of chance at Wynn Palace and Wynn Macau and the unconditional obligation to make payments under the Gaming Concession Contract. This intangible asset comprises the contractually obligated annual payments of fixed and variable premiums, as well as fees associated with the Property Transfer Agreements (as described in Note 5, "Property and Equipment, net"). The contractually obligated annual variable premium payments associated with the intangible asset were determined using the total number of gaming tables and gaming machines that Wynn Macau SA is currently approved to operate by the Macau government. In the accompanying Consolidated Balance Sheets, the noncurrent portion of the financial liability is included in "Other long-term liabilities" and the current portion is included in "Other accrued liabilities." The intangible asset is being amortized on a straight-line basis over the 10-year term of the Gaming Concession Contract. The Company expects that amortization of the Macau Gaming Concession will be $21.0 million each year from 2026 to 2032.

As of December 31, 2025, the Company expects to pay fixed and variable premium payment amounts of $14.5 million in each of the years ending December 31, 2026, 2027, 2028, 2029, and 2030, and an aggregate amount of $30.0 million thereafter through December 31, 2032.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2025	2024
Macau Related:
WM Cayman II Revolver, due 2028(1)	$1,149,597	$1,151,874
WML 5 1/2% Senior Notes, due 2026	—	1,000,000
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 6 3/4% Senior Notes, due 2034	1,000,000	—
WML 4 1/2% Convertible Bonds, due 2029(2)	600,000	600,000

U.S. and Corporate Related:
WRF Credit Facilities(3):
WRF Term Loan, due 2027	—	763,125
WRF Term Loan, due 2030	752,813	—
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	1,000,000	1,000,000
WRF 6 1/4% Senior Notes, due 2033	800,000	800,000
Retail Term Loan, due 2027(4)	600,000	600,000
	10,632,410	10,644,999
WML Convertible Bond Conversion Option Derivative	32,586	33,007
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(118,184)	(136,272)
	10,546,812	10,541,734
Less: Current portion of long-term debt	(9,410)	(41,250)
Total long-term debt, net of current portion	$10,537,402	$10,500,484
(1)As of December 31, 2025, the borrowings under the WM Cayman II Revolver bear interest at the term secured overnight financing rate ("Term SOFR") plus a credit adjustment spread of 0.10% or the Hong Kong Interbank Offered Rate ("HIBOR"), in each case plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $239.1 million and $910.5 million of the WM Cayman II Revolver bears interest at a rate of Term SOFR plus 1.975% per year and HIBOR plus 1.875% per year, respectively. As of December 31, 2025 and 2024, the weighted average interest rate was approximately 5.10% and 6.43%, respectively. As of December 31, 2025, the available borrowing capacity under the WM Cayman II Revolver was $1.36 billion.
(2)As of December 31, 2025, the net carrying amount of the WML Convertible Bonds was $519.2 million, with unamortized debt discount and debt issuance costs of $80.8 million. The Company recorded contractual interest expense of $27.0 million, $27.0 million, and $22.1 million and amortization of discounts and issuance costs of $20.8 million, $18.9 million, and $14.2 million during the years ended December 31, 2025, 2024, and 2023.
(3)The WRF Credit Facilities bear interest at a rate of Term SOFR plus 1.75% per year. As of December 31, 2025 and 2024, the weighted average interest rate was approximately 5.47% and 6.21%, respectively. Additionally, as of December 31, 2025, the available borrowing capacity under the WRF Revolver was $1.23 billion, net of $14.3 million in outstanding letters of credit.
(4)As of December 31, 2025 and 2024, the Retail Term Loan bore interest at a rate of adjusted daily simple secured overnight financing rate ("SOFR") plus 2.15% and had an effective interest rate of 5.54%.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Macau Related Debt

WM Cayman II Revolver

In September 2021, WM Cayman Holdings Limited II, an indirect wholly owned subsidiary of WML, as borrower ("WM Cayman II") and WML as guarantor, each an indirect subsidiary of Wynn Resorts, entered into a facility agreement with, among others, Bank of China Limited, Macau Branch as agent and a syndicate of lenders (the "Facility Agreement"), pursuant to which the lenders will make available in an aggregate amount of $1.50 billion equivalent revolving unsecured credit facility consisting of a U.S. dollar tranche in an amount of $312.5 million ("Facility A") and a Hong Kong dollar tranche ("Facility B") in an amount of HK$9.26 billion (approximately $1.19 billion) to WM Cayman II (the "WM Cayman II Revolver"). WM Cayman II has the ability to upsize the total WM Cayman II Revolver by an additional $1.00 billion equivalent under the Facility Agreement and related agreements upon the satisfaction of various conditions (the "Accordion Feature"). WML, as guarantor, may be subject to certain restrictions on payments of dividends or distributions to its shareholders, unless certain financial criteria have been satisfied through the Facility Agreement.

Pursuant to the Facility Agreement, as amended in May 2022, June 2023 and September 2024 (the "Amended and Restated Facility Agreement"), loans provided under Facility A bear interest at a variable rate per annum equal to: (a) Term SOFR, plus a credit adjustment spread of 0.10% (subject to a minimum floor of 0.00%), plus (b) a margin of 1.875% to 2.875% based on the consolidated leverage ratio of WM Cayman II and its subsidiaries (as calculated pursuant to the Amended and Restated Facility Agreement), and loans provided under Facility B bear interest at a variable rate per annum equal to: (i) HIBOR plus (ii) a margin of 1.875% to 2.875% based on the consolidated leverage ratio of WM Cayman II and its subsidiaries (as calculated pursuant to the Amended and Restated Facility Agreement). Loans outstanding under the WM Cayman II Revolver have a maturity date of September 16, 2028, or the immediately preceding business day if September 16, 2028 is not a business day.

In July 2025, WM Cayman II increased borrowing capacity under the WM Cayman II Revolver by an additional aggregate amount of $1.00 billion equivalent through the exercise of the Accordion Feature under the Amended and Restated Facility Agreement. As a result, the total committed amount of the WM Cayman II Revolver has increased to $2.50 billion equivalent. In connection with the exercise of the accordion feature on the WM Cayman II Revolver, the Company recorded debt issuance costs of $11.6 million within the Consolidated Balance Sheet as of December 31, 2025.

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

The WML Convertible Bonds bear interest on their outstanding principal amount from and including March 7, 2023 at the rate of 4.50% per annum, payable semi-annually in arrears on March 7 and September 7 of each year. At any time on or after April 17, 2023, the WML Convertible Bonds are convertible at the option of the holder thereof into fully paid ordinary shares of WML, each with a nominal value of HK$0.001 per share ("Ordinary Shares"), at the initial conversion price of approximately HK$10.24 (equivalent to approximately $1.32) per share, subject to and upon compliance with the terms and conditions of the WML Convertible Bonds (the "Terms and Conditions," and such right, the "Conversion Right"). The conversion price is at the fixed exchange rate of HK$7.8497 per $1.00, subject to standard adjustments for certain dilutive events as described in the Terms and Conditions. WML has the option upon conversion by a bondholder to pay an amount of cash equivalent described in the Terms and Conditions in order to satisfy such Conversion Right in whole or in part. As of December 31, 2025, the adjusted conversion price was HK$9.39 (equivalent to approximately $1.21) per share as a result of dividend payments made by WML through December 31, 2025.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company determined that the conversion feature contained within the WML Convertible Bonds is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative (the "WML Convertible Bond Conversion Option Derivative") recorded within Long-term debt within the accompanying Consolidated Balance Sheet. In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative is reported at fair value as of the end of each reporting period, with changes recognized in the statements of income. For more information, see Note 8 - "Derivative Instruments."

WML Senior Notes

In August 2025, WML issued $1.00 billion aggregate principal amount of 6 3/4% Senior Notes due 2034 (the "2034 WML Senior Notes") pursuant to an indenture between WML and Deutsche Bank Trust Company Americas, as trustee. The 2034 WML Senior Notes were issued at par for proceeds of $989.0 million, net of $11.0 million of related fees and expenses. In connection with the issuance of the 2034 WML Senior Notes, the Company recorded debt issuance costs of $11.0 million within the Consolidated Balance Sheet.

In September 2025, in accordance with the terms and conditions of the WML 5 1/2% Senior Notes due 2026 ("2026 WML Senior Notes") indenture, WML used the net proceeds from the 2034 WML Senior Notes, along with cash on hand, to redeem in full the outstanding $1.00 billion aggregate principal amount of 2026 WML Senior Notes at a price equal to 100% of the principal amount.

WML 5 1/2% Senior Notes due 2027, WML 5 5/8% Senior Notes due 2028, WML 5 1/8% Senior Notes due 2029 and 2034 WML Senior Notes (collectively, the "WML Senior Notes") bear interest at each of their respective interest rates and interest is payable semi-annually. The WML Senior Notes are WML's general unsecured obligations and rank pari passu in right of payment with all of WML's existing and future senior unsecured indebtedness, will rank senior to all of WML's future subordinated indebtedness, if any; will be effectively subordinated to all of WML's future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML's subsidiaries, including the WM Cayman II Revolver. The WML Senior Notes are not registered under the Securities Act of 1933, as amended (the "Securities Act") and are subject to restrictions on transferability and resale.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

U.S. and Corporate Related Debt
WRF Credit Facilities

During 2019, Wynn Resorts Finance, LLC ("WRF") entered into a credit agreement (the "WRF Credit Agreement") providing for a first lien term loan facility in an aggregate principal amount of $1.00 billion (the "WRF Term Loan") and a first lien revolving credit facility in an aggregate principal amount of $850.0 million (the "WRF Revolver" and together with the WRF Term Loan, the "WRF Credit Facilities").

In May 2023 and September 2024, WRF and certain of its subsidiaries amended the WRF Credit Agreement (the "WRF Facility Amendments" and together the "2024 WRF Credit Agreement"). Following the WRF Facility Amendments, the aggregate principal amount of revolving commitments under the WRF Revolver was reduced from $850.0 million to $750.0 million and the stated maturity date of term loan and revolving commitments was extended from September 20, 2024 to September 20, 2027.

In June 2025, WRF and certain of its subsidiaries amended the 2024 WRF Credit Agreement (the "2025 WRF Facility Amendment" and together the "2025 WRF Credit Agreement") to (i) extend the final maturity date with respect to all or a portion of the term loan commitments from September 20, 2027 to June 12, 2030, (ii) extend the termination date with respect to all or a portion of the existing revolving commitments and the maturity date with respect to the corresponding revolving loans from September 20, 2027 to June 12, 2030, and (iii) allow for $500.0 million of incremental extended revolving commitments with a stated maturity date of June 12, 2030. In addition, mandatory quarterly repayments on the outstanding term loans were extended, with quarterly repayments of $4.7 million due beginning in September 2026, increasing to $9.4 million each quarter beginning in September 2027. In connection with the 2025 WRF Facility Amendment, the Company recognized a loss on debt financing transactions of $1.1 million within the accompanying Consolidated Statement of Income for the year ended December 31, 2025, and the Company recorded debt issuance costs of $5.9 million within the Consolidated Balance Sheet as of December 31, 2025.

Subject to certain exceptions, the WRF Credit Facilities bear interest at Term SOFR plus 1.75% per annum. The annual fee required to pay for unborrowed amounts under the WRF Revolver, if any, is 0.25% per annum.

The 2025 WRF Credit Agreement contains customary representations and warranties, events of default and negative and affirmative covenants, including, but not limited to, covenants that restrict our ability to pay dividends or distributions to any direct or indirect subsidiaries, to incur and/or repay indebtedness, to make certain restricted payments, and to enter into mergers and acquisitions, negative pledges, liens, transactions with affiliates, and sales of assets. In addition, WRF is subject to financial covenants, including maintaining a Consolidated First Lien Net Leverage Ratio, as defined in the 2025 WRF Credit Agreement. The Consolidated Senior Secured Net Leverage Ratio is not to exceed 3.75 to 1.00.

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

The WRF Senior Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The WRF Senior Notes have not been and will not be registered under the Securities Act or under any state securities laws. Therefore, the WRF Senior Notes may not be offered or sold within the U.S. to, or for the account or benefit of, any U.S. person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

WLV Senior Notes

Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. ("Capital Corp." and together with Wynn Las Vegas, LLC, the "Issuers") issued $900.0 million 5 1/4% Senior Notes due 2027 (the "2027 WLV Senior Notes") pursuant to an indenture dated May 11, 2017 (the "2027 Indenture"), among the Issuers, the WLV Guarantors (as defined below) and the Trustee.

In 2018, Wynn Resorts purchased $20.0 million principal amount of 2027 WLV Senior Notes through open market purchases. As of December 31, 2025, Wynn Resorts holds the 2027 WLV Senior Notes and has not contributed it to its wholly owned subsidiary, WLV.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The 2027 WLV Senior Notes were offered pursuant to an exemption under the Securities Act only to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The 2027 WLV Senior Notes have not been and will not be registered under the Securities Act or under any state securities laws. Therefore, the 2027 WLV Senior Notes may not be offered or sold within the U.S. to, or for the account or benefit of, any U.S. person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with the terms of the Retail Term Loan Amendment, the Retail Borrowers entered into an interest rate swap agreement in October 2024 with a notional value of $600.0 million. The interest rate swap effectively fixes the variable component of the interest rate on the Retail Term Loan at 3.385% whereby the Retail Borrowers will pay the counterparty 3.385% and the counterparty will pay the Retail Borrowers one-month SOFR. The interest rate swap settles monthly through the termination date in February 2027. The Company measures the fair value of the interest rate swap at each balance sheet date based on a discounting the future cash flows of both the fixed and variable rate interest payments based on market yield curves, with changes in fair value recorded in earnings. As of December 31, 2025, the fair value of the interest rate swap was a liability of $0.1 million, of which $0.2 million was recorded in Other long-term liabilities and $0.1 million was recorded in Prepaid expenses and other in the accompanying Consolidated Balance Sheets.

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

Debt Covenant Compliance

As of December 31, 2025, management believes the Company was in compliance with all debt covenants.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2025 were as follows (in thousands):

Years Ending December 31,
2026	$9,410
2027(1)	2,858,231
2028	2,537,237
2029	1,787,641
2030	639,891
Thereafter	2,800,000
10,632,410
WML Convertible Bond Conversion Option Derivative	32,586
Unamortized debt issuance costs and original issue discounts and premium, net	(118,184)
$10,546,812
(1)    Includes the aggregate principal amount of WML Convertible Bonds with a stated maturity date of March 7, 2029, which WML may be required to redeem at the option of bond holders on March 7, 2027.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of December 31, 2025 and 2024, was approximately $10.74 billion and $10.46 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $10.63 billion, and $10.64 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8 - Derivative Instruments

WML Convertible Bond Conversion Option

An embedded derivative is a feature contained within a contract that affects some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument. Embedded derivatives are required to be bifurcated and accounted for separately from the host contract and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, freestanding instrument with the same terms would qualify as a derivative instrument. The Company determined that the conversion feature contained within the WML Convertible Bonds is not indexed to WML's equity and, as such, is required to be bifurcated from the debt host contract and accounted for as a free-standing derivative. In accordance with applicable accounting standards, the WML Convertible Bond Conversion Option Derivative is reported at fair value as of the end of each reporting period, with changes recognized in the statements of income.

The Company used a binomial lattice model in order to estimate the fair value of the embedded derivative in the WML Convertible Bonds. Inherent in a binomial options pricing model are unobservable (Level 3) inputs and assumptions related to expected share-price volatility, risk-free interest rate, expected term, and dividend yield. The Company estimates the volatility of shares of WML common stock based on historical volatility that matches the expected remaining term to maturity of the WML Convertible Bonds. The risk-free interest rate is based on the Hong Kong and U.S. benchmark yield curves on the valuation date for a maturity similar to the expected remaining term of the WML Convertible Bonds. The expected life of the WML Convertible Bonds is assumed to be equivalent to their remaining term to maturity. Dividend yield is assumed to be zero due to a dividend protection feature in the WML Convertible Bond Agreement.

The following table sets forth the inputs to the lattice models that were used to value the embedded derivative:

	December 31, 2025		December 31, 2024
WML stock price	HK$	5.94	HK$	5.39
Estimated volatility	29.2%		31.2%
Risk-free interest rate	2.7%		3.6%
Expected term (years)	3.2		4.2
Dividend yield	0.0%		0.0%

In connection with the completion of the offering of the WML Convertible Bonds in March 2023, the Company recognized a debt discount and a corresponding liability for the embedded derivative, based on an estimated fair value of $123.5 million. The debt discount will be amortized to interest expense over the term of the WML Convertible Bonds using the effective interest method. As of December 31, 2025 and 2024, the estimated fair value of the embedded derivative was a liability of $32.6 million and $33.0 million, recorded within Long-term debt within the accompanying Consolidated Balance Sheet. In connection with the change in fair value, the Company recorded a gain of $0.4 million, $40.7 million, and $49.7 million within Change in derivatives fair value in the accompanying Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023.

Foreign Currency Swaps

During the year ended December 31, 2025, the Company entered into foreign currency swap agreements (the "Foreign Currency Swaps") with the objective of managing foreign currency exchange rate risk associated with the outstanding U.S. dollar denominated WML Senior Notes. The Foreign Currency Swaps exchange predetermined amounts of Hong Kong dollars for U.S. dollars at a contractual spot rate, and as of December 31, 2025, have an aggregate notional amount of $4.10 billion, and have maturities between October 2027 and August 2030.

As of December 31, 2025, the net fair value of the Foreign Currency Swaps was a liability of $36.0 million, with $17.0 million recorded in Prepaid expenses and other and $53.0 million recorded in Other long-term liabilities in the accompanying Consolidated Balance Sheets. The fair values of the Foreign Currency Swaps were estimated based on discounted future cash flows, incorporating foreign currency spot rates and market yield curves (Level 2 inputs). Gains and losses on the Foreign Currency Swaps are recorded in earnings, as these instruments are not designated as hedges. The

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company recorded a loss of $27.6 million during the year ended December 31, 2025 within Change in derivatives fair value in the accompanying Consolidated Statements of Income.

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

During the year ended December 31, 2025, the Company repurchased 4,365,212 shares of its common stock at an average price of $82.06 per share for an aggregate cost of $358.2 million under the equity repurchase program. During the year ended December 31, 2024, the Company repurchased 4,349,779 shares of its common stock at an average price of $88.75 per share for an aggregate cost of $386.0 million under the equity repurchase program. As of December 31, 2025, the Company had $454.9 million in repurchase authority remaining under the program.

Dividends

The Company paid a cash dividend of $0.25 per share on its common stock in each of the quarters ended March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025 and recorded an aggregate amount of $104.6 million against accumulated deficit in the year ended December 31, 2025.

The Company paid a cash dividend of $0.25 per share on its common stock in each of the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024 and recorded an aggregate amount of $111.1 million against accumulated deficit in the year ended December 31, 2024.

The Company paid a cash dividend of $0.25 per share on its common stock in each of the quarters ended June 30, 2023, September 30, 2023, and December 31, 2023 and recorded an aggregate amount of $85.1 million against accumulated deficit in the year ended December 31, 2023.

On February 12, 2026, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on March 4, 2026 to stockholders of record as of February 23, 2026.

Noncontrolling Interests

Wynn Macau, Limited

WML's ordinary shares of common stock are listed on The Stock Exchange of Hong Kong Limited. As of December 31, 2025, the Company owned approximately 72% of this subsidiary's common stock. The shares of WML were not and will not be registered under the Securities Act and may not be offered or sold in the U.S. absent a registration under the Securities Act, or an applicable exception from such registration requirements.

WML paid cash dividends of HK$0.185 per share in both June 2025 and September 2025, a total U.S. dollar equivalent of approximately $249.0 million for the year ended December 31, 2025. The Company's share of these dividends was $177.7 million and the noncontrolling interest holders' share was $71.3 million.

WML paid cash dividends of HK$0.075 per share in both June 2024 and September 2024, a total U.S. dollar equivalent of approximately $100.9 million for the year ended December 31, 2024. The Company's share of these dividends was $72.1 million and the noncontrolling interest holders' share was $28.8 million.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Retail Joint Venture

During the years ended December 31, 2025, 2024 and 2023, the Retail Joint Venture made aggregate distributions of $25.7 million, $17.0 million, and $22.6 million, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 19, "Retail Joint Venture."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	December 31, 2025	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$166,025	$6,544	$159,481	$—
Restricted cash	$96,653	$6,631	$90,022	$—
Fixed deposits	$475,000	$—	$475,000	$—
Foreign Currency Swaps (see Note 8)	$16,980	$—	$16,980	$—
Interest rate swap	$124	$—	$124	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 8)	$32,586	$—	$—	$32,586
Foreign Currency Swaps (see Note 8)	$53,036	$—	$53,036	$—
Interest rate swap	$268	$—	$268	$—

		Fair Value Measurements Using:
	December 31, 2024	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$787,004	$—	$787,004	$—
Restricted cash	$95,638	$6,434	$89,204	$—
Interest rate swap	$7,510	$—	$7,510	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 8)	$33,007	$—	$—	$33,007

Note 11 - Benefit Plans

Defined Contribution Plans

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income through contributions to this plan. The Company matches 50% of employee contributions, up to 6% of employees' eligible compensation. During the years ended December 31, 2025, 2024 and 2023, the Company recorded matching contribution expenses of $11.2 million, $9.6 million, and $10.2 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Wynn Macau SA also operates a defined contribution retirement benefit plan (the "Wynn Macau Plan"). Eligible employees are allowed to contribute 5% of their base salary to the Wynn Macau Plan and the Company matches any contributions. On July 1, 2019, the Company offered the option for the eligible Macau resident employees to join the non-mandatory central provident fund (the "CPF") system. Eligible Macau resident employees joining the Company from July 1, 2019 onwards have the option of enrolling in the CPF system while the Company's existing Macau resident employees who are currently members of the Wynn Macau Plan will be provided with the option of joining the CPF system or staying in the existing Wynn Macau Plan, which will continue to be in effect in parallel. The CPF system allows eligible employees to contribute 5% or more of their base salary to the CPF while the Company matches with a 5% of such salary as employer's contribution to the CPF. The Company's matching contributions vest to the employee at 10% per year with full vesting in ten years. The assets of the Wynn Macau Plan and the CPF are held separately from those of the Company in independently administered funds and overseen by the Macau government. Forfeitures of unvested contributions are used to reduce the Company's liability for its contributions payable. During the years ended December 31, 2025, 2024 and 2023, the Company recorded matching contribution expenses of $18.3 million, $17.1 million, and $16.3 million, respectively.

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

The following table outlines the Company’s participation in multi-employer pension plans. The "EIN/Pension Plan Number" column provides the Employer Identification Number ("EIN") and the three-digit plan number. The most recent Pension Protection Act Zone Status ("Zone Status") is based on information certified by each plan's actuary and represents plan information available for the plans' two most recent fiscal year-ends. Plans certified in the green zone are at least 80% funded and plans certified in the red zone are generally less than 65% funded and require a rehabilitation plan. As of December 31, 2025 and 2024, all plans requiring a rehabilitation plan have had the respective plan implemented.

The Company participates in the following multi-employer pension plans (in thousands):

			Zone Status		Contributions by the Company			Company Contribution > 5%	Expiration Date of Collective Bargaining Agreements
Pension Fund	Employer	EIN/ Pension Plan Number	2024(1)	2023(1)	2025	2024	2023
Western UNITE HERE and Employers Pension Plan(2)	Wynn Las Vegas, LLC	93-4160766	Green	Green	$18,115	$17,272	$15,849	Yes	11/30/2028
Western Conference of Teamsters Pension Trust Fund	Wynn Las Vegas, LLC	91-6145047/ 217718,217830	Green	Green	312	285	226	No	7/31/2029
UNITE HERE! Workers and Hospitality Employers Variable Defined Benefit Pension Fund(3)	Encore Boston Harbor	45-4227067/026	Green	Green	4,381	3,955	—	Yes	8/31/2026
New England Teamster Pension Fund(3)	Encore Boston Harbor	04-6372430/001	Red(4)	Red(4)	657	516	—	No	8/31/2026
(1)     Represents plan status for plan years ending in 2024 and 2023, which are the most recent years for which plan data is available.
(2)    Western UNITE HERE and Employers Pension Plan was formed on January 1, 2024 as a result of the merger of certain plans, including Southern Nevada Culinary and Bartenders Pension Plan, and includes union employees under the terms of the collective-bargaining agreements with the Culinary Workers Union, Local 226, and Bartenders Union, Local 165.
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
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	December 31, 2025	December 31, 2024	Increase/ (Decrease)	December 31, 2024	December 31, 2023	Increase/ (Decrease)
Casino outstanding chips and front money deposits(1)	$467,994	$409,928	$58,066	$409,928	$433,269	$(23,341)
Advance room deposits and ticket sales(2)	77,569	84,460	(6,891)	84,460	89,640	(5,180)
Other gaming-related liabilities(3)	15,519	15,458	61	15,458	24,964	(9,506)
Loyalty program and related liabilities(4)	32,279	29,489	2,790	29,489	31,106	(1,617)
	$593,361	$539,335	$54,026	$539,335	$578,979	$(39,644)
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

As of December 31, 2025, the Company had 1,792,076 shares of its common stock available for grant as share-based awards under the WRL Omnibus Plan.

Wynn Macau, Limited Share Option and Share Award Plans

The Company's majority-owned subsidiary, WML, has two stock-based compensation plans that provide awards based on shares of WML's common stock. The shares available for issuance under these plans are separate and distinct from the common stock of Wynn Resorts' share plan and are not available for issuance for any awards under the Wynn Resorts share plan. The maximum number of shares which may be issued pursuant to WML's stock-based compensation plans is a combined aggregate of 523,843,160 shares. As of December 31, 2025, there were 504,297,160 shares available for issuance under WML's stock-based compensation plans.

WML Share Option Plan ("WML Share Option Plan")

WML adopted the WML Share Option Plan in May 2023 to supersede its share option plan adopted in May 2019. The WML Share Option Plan allows for the grant of stock options to purchase shares of WML to eligible directors and employees

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Stock Options

The summary of stock option activity for the year ended December 31, 2025 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
WRL Omnibus Plan
Outstanding as of January 1, 2025	6,700	$68.25
Granted	16,241	$81.55
Exercised	(6,700)	$68.25
Outstanding as of December 31, 2025	16,241	$81.55	4.3	$629,826
Fully vested and expected to vest as of December 31, 2025	16,241	$81.55	4.3	$629,826
Exercisable as of December 31, 2025	—

WML Share Option Plan
Outstanding as of January 1, 2025	41,559,400	$1.40
Granted	4,856,000	$0.84
Forfeited or expired	(1,014,400)	$1.99
Outstanding as of December 31, 2025	45,401,000	$1.32	6.1	$807,371
Fully vested and expected to vest as of December 31, 2025	45,401,000	$1.32	6.1	$807,371
Exercisable as of December 31, 2025	29,821,800	$1.61	4.8	$463,932

The following is provided for stock options under the Company's stock-based compensation plans (in thousands, except weighted average grant date fair value):

	Year Ended December 31,
	2025	2024	2023
WRL Omnibus Plan(1)
Weighted average grant date fair value	$23.09	$—	$—
Intrinsic value of stock options exercised	$306	$832	$1,475
Cash received from the exercise of stock options	$457	$1,017	$1,965

WML Share Option Plan(2)
Weighted average grant date fair value	$0.26	$0.25	$0.25
(1)As of December 31, 2025, there was $0.1 million in unamortized compensation expense related to stock options.
(2)As of December 31, 2025, there was $3.8 million of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.46 years.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Option Valuation Inputs

The fair value of stock options granted under the WRL Omnibus Plan was estimated on the date of grant using the following weighted average assumption:

	Year Ended December 31,
	2025	2024	2023
Expected dividend yield	1.2%	—%	—%
Expected volatility	39.3%	—%	—%
Risk-free interest rate	3.7%	—%	—%
Expected term (years)	3.0	—	—

The fair value of stock options granted under WML's Share Option Plan was estimated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected dividend yield	5.4%	5.4%	5.7%
Expected volatility	51.9%	54.2%	53.8%
Risk-free interest rate	2.6%	3.1%	3.6%
Expected term (years)	6.5	6.5	6.5

Nonvested and performance nonvested shares

The summary of nonvested and performance nonvested share activity under the Company's stock-based compensation plans for the year ended December 31, 2025 is presented below:

	Shares	Weighted Average Grant Date Fair Value
WRL Omnibus Plan
Nonvested as of January 1, 2025	1,018,971	$95.52
Granted	1,248,597	$83.53
Vested	(707,772)	$112.43
Forfeited	(47,110)	$86.68
Nonvested as of December 31, 2025	1,512,685	$88.49

WML Share Award Plan
Nonvested as of January 1, 2025	24,522,449	$0.89
Granted	9,913,368	$0.74
Vested	(9,267,546)	$0.82
Forfeited	(1,460,940)	$0.87
Nonvested as of December 31, 2025	23,707,331	$0.86

Certain members of the executive management team receive grants of nonvested share awards that are subject to service and performance conditions. Generally, these awards vest if certain fair share metrics (as approved by the Company's Compensation Committee of the Board of Directors) are attained over a one-, two-, or three-year performance period. The Company records expense for these awards if it determines that vesting is probable. At December 31, 2025, all performance nonvested awards were deemed to be probable of vesting; however, none of the performance criteria contingencies have been resolved. The activity for these performance nonvested shares is included in the table above.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is provided for the share awards under the Company's stock-based compensation plans (in thousands, except weighted average grant date fair value):

	Year Ended December 31,
	2025	2024	2023
WRL Omnibus Plan
Weighted average grant date fair value	$83.53	$93.12	$94.13
Fair value of shares vested	$55,636	$49,544	$56,689

WML Share Award Plan
Weighted average grant date fair value	$0.74	$0.90	$1.08
Fair value of shares vested	$6,736	$4,422	$3,941

As of December 31, 2025, there was $61.4 million of unamortized compensation expense related to nonvested shares under the WRL Omnibus Plan, which is expected to be recognized over a weighted average period of 1.40 years. As of December 31, 2025, there was $9.6 million of unamortized compensation expense under the WML Share Award Plan, which is expected to be recognized over a weighted average period of 2.05 years.

Performance Share Units ("PSUs")

Certain members of the Wynn Resorts executive management team receive grants of PSUs that are subject to service and market conditions. Each PSU represents the right to receive between 0 and 1.6 shares of Wynn Resorts common stock depending on the performance of the common stock over a three-year period. The summary of PSU activity during the year ended December 31, 2025 is provided below:

	Units (at target)	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2025	50,795	$115.94
Granted	33,283	$71.70
Vested	—	$—
Forfeited	—	$—
Nonvested as of December 31, 2025	84,078	$98.43

The fair value of PSUs granted under the WRL Omnibus Plan was estimated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2025	2024
Expected volatility	40%	45%
Risk-free interest rate	4.3%	4.1%

Annual Incentive Bonus

Certain members of the Company's management team receive a portion of their annual incentive bonus in shares of the Company's stock. The number of shares is determined based on the closing stock price on the date the annual incentive bonus is settled. As the number of shares is variable, the Company records a liability for the fixed monetary amount over the service period. The Company recorded stock-based compensation expense associated with these awards of $5.4 million, $7.8 million and $8.0 million for each of the years ended December 31, 2025, 2024 and 2023, respectively. The Company settled its obligations for the 2025, 2024, and 2023 annual incentive bonuses by issuing 46,085, 94,350, and 84,130 of vested shares with a weighted-average grant date fair value of $116.37, $82.45, and $95.26, in January of the respective following year.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Compensation Cost

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Casino	$10,778	$3,065	$2,163
Rooms	6,663	1,028	800
Food and beverage	17,689	2,197	1,636
Entertainment, retail and other	2,362	1,108	8,230
General and administrative	54,435	51,631	51,686
Total stock-based compensation expense	91,927	59,029	64,515
Total stock-based compensation capitalized	5,589	5,242	5,268
Total stock-based compensation costs	$97,516	$64,271	$69,783

During the years ended December 31, 2025, 2024 and 2023, the Company recognized income tax benefits related to stock-based compensation expense in the Consolidated Statements of Income of $17.8 million, $9.9 million, and $10.0 million, respectively. Additionally, during the years ended December 31, 2025, 2024, and 2023, the Company realized tax benefits related to stock option exercises and restricted stock vesting of $9.9 million, $5.8 million, and $7.5 million, respectively.

Note 14 - Income Taxes

Consolidated income before taxes for U.S. and foreign operations consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$336,489	$251,003	$142,775
Foreign	177,651	392,395	142,608
Total	$514,140	$643,398	$285,383

The income tax provision (benefit) attributable to income before income taxes is as follows (in thousands):

	December 31,
	2025	2024	2023
Current
U.S. Federal	$(427)	$894	$(248)
U.S. State	8,321	9,496	6,337
Foreign	(106)	141	(194)
Total	7,788	10,531	5,895
Deferred
U.S. Federal	99,383	(4,585)	(483,786)
U.S. State	(2,166)	(2,264)	(20,310)
Foreign	—	—	1,367
Total	97,217	(6,849)	(502,729)
Total income tax provision (benefit)	$105,005	$3,682	$(496,834)

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09") on a prospective basis for the year ended December 31, 2025. The following table presents the required disclosures pursuant to ASU 2023-09, and reconciles the U.S. federal statutory tax amount and rate to the effective tax amount and rate for the year ended December 31, 2025 (amounts in thousands):

	Amount	Percent
U.S. Federal Statutory Rate	$107,969	21.0%
State and local income tax, net of federal income tax effect
Massachusetts	7,028	1.4%
Foreign tax effects
Macau
Foreign tax rate differential	(42,944)	(8.4)%
Nontaxable foreign income	(97,891)	(19.0)%
Valuation allowance	30,572	5.9%
Other	10,060	2.0%
Cayman Islands
Foreign tax rate differential	54,960	10.7%
Other	7,830	1.5%
Effects in changes in tax laws or rates	37,239	7.2%
Effects of cross-border tax laws	(99)	(0.1)%
Tax credits	(3,536)	(0.7)%
Increase (decrease) in valuation allowances
Foreign tax credits	1,640	0.3%
Other deferred tax assets	(1,379)	(0.3)%
Nontaxable or nondeductible items	2,004	0.5%
Other adjustments
Investments in unconsolidated affiliates	(8,448)	(1.6)%
Effective income tax	$105,005	20.4%

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the U.S. statutory income tax rate to the effective income tax rate for the following periods:

	December 31,
	2024	2023
U.S. Federal statutory rate	21.0%	21.0%
State tax	1.0%	(2.8)%
Foreign tax credits, net of valuation allowance	(12.2)%	(139.8)%
Nontaxable foreign income	(6.3)%	(9.6)%
Foreign tax rate differential	(3.9)%	0.4%
Valuation allowance, other	(6.6)%	(43.8)%
Other, net	7.6%	0.5%
Effective income tax rate	0.6%	(174.1)%

In 2024, Wynn Macau SA received an exemption from Macau's 12% Complementary Tax on casino gaming profits from January 1, 2023 through December 31, 2027. For the year ended December 31, 2025, the Company was exempt from the payment of Macau Complementary Tax totaling $77.1 million or $0.74 per diluted share. For the year ended December 31, 2024, the Company was exempt from the payment of Macau Complementary Tax totaling $107.3 million or $0.97 per diluted share. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau special gaming tax and other levies in accordance with its concession agreement.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets—U.S.:
Foreign tax credit carryforwards	$449,852	$533,473
Disallowed interest expense carryforward	144,113	157,586
Net operating loss carryforward	140,836	169,598
Lease liabilities	368,804	370,110
Property and equipment	83,576	72,286
Receivables, inventories, accrued liabilities and other	24,259	21,491
Stock-based compensation	14,919	9,020
Other tax credit carryforwards	26,666	21,562
Intangible assets	26,967	36,371
Other	902	1,858
	1,280,894	1,393,355
Less: valuation allowance	(479,298)	(479,854)
	801,596	913,501
Deferred tax liabilities—U.S.:
Lease assets	(368,804)	(370,110)
Prepaid insurance, maintenance and taxes	(7,240)	(15,447)
Intangible and other assets	(4,248)	—
Investment in unconsolidated affiliates	(7,209)	—
Other	(3,596)	(20,228)
	(391,097)	(405,785)
Deferred tax assets—Foreign:
Net operating loss carryforwards	42,977	32,114
Property and equipment	95,420	91,884
Other	2,677	2,952
	141,074	126,950
Less: valuation allowance	(138,855)	(124,791)
	2,219	2,159
Deferred tax liabilities—Foreign:
Property and equipment	(3,648)	(2,159)
	(3,648)	(2,159)

Net deferred tax asset	$409,070	$507,716

As of December 31, 2025, the Company had foreign tax credit ("FTC") carryforwards (net of uncertain tax positions) of $449.9 million, all of which will expire in 2027. The Company has a disallowed interest carryforward of $629.4 million which does not expire. As of December 31, 2025, the Company had U.S. federal loss carryforwards of $670.6 million. As of December 31, 2024, the Company had U.S. federal and state tax loss carryforwards of $658.9 million. U.S. federal tax loss carryforwards do not expire. State net operating losses generally carry forward 20 years and will begin to expire in 2040. The Company has foreign tax losses available of $250.7 million, $35.0 million and $55.1 million related to losses incurred in the tax years ended December 31, 2025, 2024, and 2023, respectively. The majority of foreign tax loss carryforwards expire in 2028, 2027, and 2026, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company records valuation allowances on certain of its U.S. and foreign deferred tax assets. In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration is given to all positive and negative evidence including recent operating profitability, forecast of future earnings, ability to carry back, the reversal of net taxable temporary differences, the duration of statutory carryforward periods and tax planning strategies. The need for valuation allowances against deferred tax assets will be assessed on a continuous basis and, as a result, the allowance may increase or decrease based on changes in facts and circumstances.

In 2025, the Company recorded a $13.5 million net increase to valuation allowances, including a $38.9 million increase to valuation allowance on FTC carryforwards. The increase primarily relates to U.S. federal tax law changes that increase tax deductions and reduce the utilization of FTC carryforwards. The decrease to valuation allowances primarily relates to NOL carryforwards that were used or expired in the current year.

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

As of December 31, 2025 and 2024, the Company had valuation allowances on its deferred tax assets as follows (in thousands):

	December 31,
	2025	2024
Foreign tax credits	$286,852	$247,973
Intangible assets	26,967	36,850
U.S. loss carryforwards	140,836	169,598
Other U.S. deferred tax assets	24,643	25,432
Foreign loss carryforwards	43,099	32,674
Other foreign deferred tax assets	95,756	92,118
Total	$618,153	$604,645

The Company had the following activity for unrecognized tax benefits as follows (in thousands):

	December 31,
	2025	2024	2023
Balance at beginning of period	$131,018	$135,671	$135,979
Increases based on tax positions of the current year	11,088	11,635	15,818
Increases based on tax positions of prior years	27,328	—	—
Reductions due to lapse in statutes of limitations	(9,021)	(16,288)	(16,126)
Balance at end of period	$160,413	$131,018	$135,671

As of December 31, 2025, 2024 and 2023, unrecognized tax benefits of $160.4 million, $130.9 million and $135.7 million, respectively, were recorded as reductions in deferred income taxes, net. The Company had $0.1 million of unrecognized tax benefits recorded in other long-term liabilities as of December 31, 2024. The Company had no unrecognized tax benefits recorded in other long-term liabilities as of December 31, 2025 and 2023.

As of December 31, 2025, 2024 and 2023, $96.6 million, $65.8 million and $69.0 million, respectively, of unrecognized tax benefits would, if recognized, impact the effective tax rate.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. During each of the years ended December 31, 2025, 2024 and 2023, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company's income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's 2002 to 2021 domestic income tax returns remain subject to examination by the IRS to the extent tax attributes carryforward to future years. The Company's 2022 to 2024 domestic income tax returns also remain subject to examination by the IRS. The Company's 2021 to 2024 Macau income tax returns remain subject to examination by the Financial Services Bureau.

The Company has participated in the IRS Compliance Assurance Program ("CAP") for the 2012 through 2025 tax years and will continue to participate in the IRS CAP for the 2026 tax year.

In January 2025, the Financial Services Bureau commenced an examination of the 2021 Macau income tax return of Wynn Macau SA and concluded the examination with no changes.

The Company has included the following table as a result of adopting ASU 2023-09, which presents income taxes paid, net of refunds received, for the year ended December 31 (in thousands):

2025
Federal taxes	$50
State taxes	9,469
Foreign taxes	(276)
Total	$9,243

Cash paid for income taxes, net of refunds received, was $10.2 million and $10.3 million during the years ended December 31, 2024 and 2023, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15 - Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Wynn Resorts, adjusted for the potential dilutive impact assuming that the conversion of the WML Convertible Bonds occurred at the later of the date of issuance or the beginning of the period presented under the if-converted method, by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued, to the extent such impact is not anti-dilutive. Potentially dilutive securities include share-based awards outstanding under the WRL Omnibus Plan.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to Wynn Resorts, Limited - basic	$327,334	$501,078	$729,994
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds(1)	—	(21,005)	(16,495)
Net income attributable to Wynn Resorts, Limited - diluted	$327,334	$480,073	$713,499

Denominator:
Weighted average common shares outstanding	103,697	109,966	112,523
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	546	301	332
Weighted average common and common equivalent shares outstanding	104,243	110,267	112,855

Net income attributable to Wynn Resorts, Limited per common share, basic	$3.16	$4.56	$6.49
Net income attributable to Wynn Resorts, Limited per common share, diluted	$3.14	$4.35	$6.32

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	361	310	238
(1)    The assumed conversion of the WML Convertible Bonds had an anti-dilutive impact for the year ended December 31, 2025.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16 - Leases

Lessee Arrangements

The following table summarizes the balance sheet classification of the Company's lease assets and liabilities (in thousands):

		December 31,
	Balance Sheet Classification	2025	2024
Assets
Operating leases	Operating lease assets	$1,778,052	$1,797,276
Finance leases	Property and equipment, net	$104,028	$94,656

Current liabilities
Operating leases	Other accrued liabilities	$14,566	$10,869
Finance leases	Other accrued liabilities	$27,810	$18,367

Non-current liabilities
Operating leases	Long-term operating lease liabilities	$1,629,117	$1,623,890
Finance leases	Other long-term liabilities	$73,749	$71,592

The following tables disclose the components of the Company's lease cost, supplemental cash flow disclosures, and other information regarding the Company's lease arrangements (in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease cost:
Operating lease cost	$17,403	$17,146	$17,173
Triple-net operating lease cost related to Encore Boston Harbor	141,491	141,576	141,722
Short-term lease cost	21,832	30,443	27,468
Amortization of leasehold interests in land	13,716	13,704	13,666
Variable lease cost	2,790	2,493	1,868
Finance lease interest cost	7,137	3,391	2,363
Total lease cost	$204,369	$208,753	$204,260

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow disclosures:
Operating lease liabilities arising from obtaining operating lease assets	$20,510	$3,803	$26,657
Finance lease liabilities arising from obtaining finance lease assets	$41,154	$80,021	$8,842
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities - Operating leases	$143,538	$141,004	$139,054
Cash used in financing activities - Finance leases	$25,804	$19,219	$19,267

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2025	2024	2023
Other information:
Weighted-average remaining lease term - Operating leases	28.1 years	29.1 years	30.1 years
Weighted-average remaining lease term - Finance leases	8.6 years	10.5 years	19.7 years

Weighted-average discount rate - Operating leases	8.0%	8.0%	8.0%
Weighted-average discount rate - Finance leases	6.3%	6.3%	5.8%

The following table presents an analysis of lease liability maturities as of December 31, 2025 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026	$146,106	$33,228
2027	148,270	32,964
2028	148,935	28,933
2029	150,760	1,357
2030	151,243	989
Thereafter	3,548,988	59,817
Total undiscounted cash flows	$4,294,302	$157,288
Present value
Short-term lease liabilities	$14,566	$27,810
Long-term lease liabilities	1,629,117	73,749
Total lease liabilities	$1,643,683	$101,559
Interest on lease liabilities	$2,650,619	$55,729

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

The lease payments, inclusive of PILOT payments, are $128.8 million in 2026, $131.3 million in 2027, $133.7 million in 2028, $136.3 million in 2029, $138.8 million in 2030, and $3.15 billion thereafter. At December 31, 2025 and 2024, the total liability associated with the lease was $1.51 billion.

Ground Leases

Undeveloped Land - Las Vegas

The Company leases approximately 16 acres of undeveloped land on Las Vegas Boulevard directly across from Wynn Las Vegas in Las Vegas, Nevada, pursuant to a lease agreement which expires in 2097. The ground lease payments, which increase at a fixed rate over the term of the lease, are $4.0 million per year from 2026 to 2030 and total payments of $339.8 million thereafter. As of December 31, 2025 and 2024, the liability associated with this lease was $65.6 million and $65.2 million, respectively.

At December 31, 2025 and 2024, operating lease assets included approximately $80.2 million and $81.3 million, respectively, related to an amount allocated to the leasehold interest in land upon the acquisition of a group of assets in 2018.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company expects that the amortization of this amount will be $1.1 million each year from 2026 through 2096 and $0.7 million in 2097.

Macau Land Concessions

Wynn Palace and Wynn Macau were built on land that is leased under Macau land concession contracts each with terms of 25 years from May 2012 and August 2004, respectively, which may be renewed with government approval for successive 10-year periods in accordance with Macau legislation. The land concession payments are expected to be $1.5 million per year through 2028, $1.3 million in 2029, $1.0 million in 2030, and total payments of $6.2 million thereafter through 2037. At December 31, 2025 and 2024, the total liability associated with these leases was $9.0 million and $9.8 million, respectively.

At December 31, 2025 and 2024, operating lease assets included $116.5 million and $129.5 million of leasehold interests in land related to the Wynn Palace and Wynn Macau land concessions. The Company expects that the amortization associated with these leasehold interests will be approximately $12.6 million per year from 2026 through 2028, approximately $11.2 million in 2029, approximately $9.2 million per year from 2030 through 2036 and approximately $3.1 million in 2037.

Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Minimum rental income	$150,201	$138,604	$131,901
Contingent rental income	60,407	66,526	96,831
Total rental income	$210,608	$205,130	$228,732

The following table presents the future minimum rentals to be received under operating leases (in thousands):

Year Ending December 31,	Operating Leases
2026	$136,149
2027	120,305
2028	96,968
2029	70,532
2030	55,307
Thereafter	220,490
Total future minimum rentals	$699,751

Note 17 - Related Party Transactions

Wynn Al Marjan Island Agreements

In 2022, the Company, its co-investors in the Al Marjan Joint Venture entered into agreements whereby the Company has agreed to perform certain design and development services with respect to Wynn Al Marjan Island as well as certain related pre-opening services, in exchange for the reimbursement of its costs incurred in performing such services. The Company has additionally agreed to perform management services at Wynn Al Marjan Island upon its opening, expected to be in 2027. The Company billed the Al Marjan Joint Venture $67.0 million and $49.5 million for reimbursable costs during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company was owed $12.7 million and $6.9 million, respectively, by the Al Marjan Joint Venture, for reimbursable costs recorded in Accounts receivable in the accompanying consolidated balance sheets.

In February 2025, a wholly-owned subsidiary of Island 3 entered into a financing arrangement to fund the construction of Wynn Al Marjan Island, in connection with which the Company and the government of Ras Al Khaimah entered into a completion guarantee agreement, as described in Note 18, "Commitments and Contingencies."

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

Amounts Due to Officers, Directors and Former Directors

The Company periodically provides services to certain executive officers, directors or former directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers, directors or former directors reimburse the Company. The Company requires prepayment for any such services, which amounts are replenished on an ongoing basis as needed. As of December 31, 2025 and 2024, these net deposit balances with the Company were immaterial, as were the services provided.

Note 18 - Commitments and Contingencies

Macau Gaming Concession

In addition to the Macau gaming premium and Property Transfer Agreements payment commitments as described in Note 5, "Property and Equipment, net" and Note 6 "Intangible Assets, net," Wynn Macau SA committed to make certain non-gaming and gaming investments in the amount of MOP21.03 billion (approximately $2.62 billion) over the course of the ten-year term of the Gaming Concession Contract. MOP19.80 billion (approximately $2.47 billion) of the committed investment will be used for non-gaming capital projects and event programming in connection with, among others, attraction of foreign tourists, conventions and exhibitions, entertainment performances, sports events, culture and art, health and wellness, themed amusement, gastronomy, community tourism and maritime tourism.

Additionally, Wynn Macau SA committed to make the following payments throughout the term of the Gaming Concession Contract:

(i) Special gaming premium - Wynn Macau SA is obligated to pay a special annual gaming premium if the average of the gross gaming revenues of the Company's gaming tables and gaming machines is lower than a certain minimum amount determined by the Macau government. A minimum average annual gross gaming revenue of MOP7.0 million (approximately $0.9 million) per gaming table and MOP300,000 (approximately $37 thousand) per gaming machine has been set by Macau government. If Wynn Macau SA fails to reach such minimum gross gaming revenue, Wynn Macau SA will be required to pay a special premium equal to the difference between the special gaming tax calculated based on the actual gross gaming revenue and that of such minimum gross gaming revenue. No special gaming premium was paid for the year ended December 31, 2025 and 2024.

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

Al Marjan Island Funding Commitments

In connection with the construction of Wynn Al Marjan Island and surrounding developments, including Janu Al Marjan Island (as defined below), the Company is required to contribute capital to the Al Marjan Joint Venture to fund 40% of the project design and development costs in exchange for a pro-rata share of equity. During the year ended December 31, 2025, the Company contributed $282.6 million of cash into the Al Marjan Joint Venture, bringing our life-to-date cash contributions to $914.2 million. The remaining 40% pro-rata share of the required equity for the construction of Wynn Al Marjan Island is

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

estimated to be between $425 million and $500 million inclusive of capitalized interest, fees, and certain improvements on the island. Wynn Al Marjan Island is currently expected to open in 2027.

Island 3 has also partnered with Aman Group, a developer and operator of hotels, resorts and branded residences, to construct a second development adjacent to Wynn Al Marjan Island, which will feature a 132-room hotel and a residential tower with one- to five- bedroom units and a limited collection of standalone villas ("Janu Al Marjan Island"). Janu Al Marjan Island, expected to open in late 2028, will be managed and operated by Aman Group and will offer a variety of guest experiences. The Company’s estimated capital contributions to Island 3 for the construction of the Janu Al Marjan Island are between $25 million and $50 million, net of estimated branded residence sales and estimated 50% loan-to-cost financing to fund project costs.

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

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three- to five-year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. As of December 31, 2025, future payment amounts of $122.2 million, $86.2 million, $30.2 million, $2.3 million, and $1.0 million will be paid during the years ending December 31, 2026, 2027, 2028, 2029, and 2030, respectively. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts).

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Commitments

The Company has additional commitments for open purchase orders, construction contracts, payment obligations to communities surrounding Encore Boston Harbor, and performance and other miscellaneous contracts. As of December 31, 2025, the Company was obligated under these arrangements to make future minimum payments as follows (in thousands):

Year Ending December 31,
2026	$429,529
2027	186,106
2028	65,207
2029	45,303
2030	47,413
Thereafter	51,491
Total minimum payments	$825,049

Letters of Credit

As of December 31, 2025, the Company had outstanding letters of credit of $14.3 million.

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

As of December 31, 2025 and 2024, the Retail Joint Venture had total assets of $96.5 million and $100.3 million, respectively, and total liabilities of $607.3 million and $605.8 million, respectively. The Retail Joint Venture's total liabilities as of December 31, 2025 and 2024 included long-term debt of $598.4 million and $597.3 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

The Company has identified the following reportable segments: (i) Wynn Macau, representing the aggregate of Wynn Macau and Encore, an expansion at Wynn Macau, which are managed as a single integrated resort; (ii) Wynn Palace; (iii) Las Vegas Operations, representing the aggregate of Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture, which are managed as a single integrated resort; and (iv) Encore Boston Harbor. For geographical reporting purposes, Wynn Macau, Wynn Palace, and Other Macau (which represents the assets of the Company's Macau holding company and other ancillary entities) have been aggregated into Macau Operations. Corporate and other is presented solely for the purpose of reconciliation and is not a reportable segment. During the twelve months ended December 31, 2024, Wynn Interactive Ltd. no longer met the requirements for a reportable segment. As a result, its assets and results of operations are presented in Corporate and other.

The following tables present the Company's segment information (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2025
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Total
Operating revenues
Casino	$1,936,715	$1,195,001	$649,346	$629,266	$4,410,328
Rooms	149,585	87,443	813,477	90,649	1,141,154
Food and beverage	129,007	71,222	758,559	79,062	1,037,850
Entertainment, retail and other(1)	92,090	56,954	351,653	47,895	548,592
Total segment operating revenues	2,307,397	1,410,620	2,573,035	846,872	7,137,924

Cost of revenue(2)	581,113	413,895	1,593,519	425,999
Gaming taxes(3)	1,043,384	594,600	77,111	184,152
Segment Adjusted Property EBITDAR(4)	$682,900	$402,125	$902,405	$236,721	$2,224,151

Pre-opening					38,494
Depreciation and amortization					620,633
Property charges and other					49,719
Corporate expense and other					163,503
Stock-based compensation					91,927
Triple-net operating lease expense					141,491
Operating income					1,118,384

Other non-operating income and expenses
Interest income					66,507
Interest expense, net of amounts capitalized					(625,556)
Change in derivatives fair value					(34,869)
Loss on debt financing transactions					(1,701)
Other					(8,625)
Total other non-operating income and expenses					(604,244)
Income before income taxes					514,140
Provision for income taxes					(105,005)
Net income					409,135
Net income attributable to noncontrolling interests					(81,801)
Net income attributable to Wynn Resorts, Limited					$327,334

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2024
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Total
Operating revenues
Casino	$1,795,604	$1,230,351	$600,088	$635,314	$4,261,357
Rooms	202,936	100,631	845,660	92,831	1,242,058
Food and beverage	125,398	80,779	778,538	84,402	1,069,117
Entertainment, retail and other(1)	93,733	52,885	347,627	44,617	538,862
Total segment operating revenues	2,217,671	1,464,646	2,571,913	857,164	7,111,394
Other revenues(5)					16,567
Total operating revenues					7,127,961

Cost of revenue(2)	533,331	410,810	1,549,877	422,974
Gaming taxes(3)	950,630	611,984	75,274	187,062
Segment Adjusted Property EBITDAR(4)	$733,710	$441,852	$946,762	$247,128	$2,369,452

Pre-opening					9,355
Depreciation and amortization					658,895
Property charges and other(6)					215,095
Corporate expense and other					148,236
Stock-based compensation					59,029
Triple-net operating lease expense					141,576
Other loss(5)					4,535
Operating income					1,132,731

Other non-operating income and expenses
Interest income					130,342
Interest expense, net of amounts capitalized					(688,410)
Change in derivatives fair value					42,478
Loss on debt financing transactions					(2,913)
Other					29,170
Total other non-operating income and expenses					(489,333)
Income before income taxes					643,398
Provision for income taxes					(3,682)
Net income					639,716
Net income attributable to noncontrolling interests					(138,638)
Net income attributable to Wynn Resorts, Limited					$501,078

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2023
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Total
Operating revenues
Casino	$1,471,280	$970,269	$628,185	$648,668	$3,718,402
Rooms	201,783	109,308	784,385	90,195	1,185,671
Food and beverage	104,566	68,017	770,401	85,653	1,028,637
Entertainment, retail and other(1)	109,215	65,940	297,635	41,270	514,060
Total segment operating revenues	1,886,844	1,213,534	2,480,606	865,786	6,446,770
Other revenues(5)					85,127
Total operating revenues					6,531,897

Cost of revenue(2)	486,909	378,178	1,458,789	418,784
Gaming taxes(3)	784,089	497,265	75,574	189,593
Segment Adjusted Property EBITDAR(4)	$615,846	$338,091	$946,243	$257,409	$2,157,589

Pre-opening					9,468
Depreciation and amortization					687,270
Impairment of goodwill and intangible assets					94,490
Property charges and other					130,877
Corporate expense and other					146,430
Stock-based compensation					64,515
Triple-net operating lease expense					141,722
Other loss(5)					42,646
Operating income					840,171

Other non-operating income and expenses
Interest income					175,785
Interest expense, net of amounts capitalized					(751,509)
Change in derivatives fair value					45,098
Loss on debt financing transactions					(12,683)
Other					(11,479)
Total other non-operating income and expenses					(554,788)
Income before income taxes					285,383
Benefit for income taxes					496,834
Net income					782,217
Net loss attributable to noncontrolling interests					(52,223)
Net income attributable to Wynn Resorts, Limited					$729,994
(1)Includes lease revenue accounted for under lease accounting guidance. For more information on leases, see Note 16, "Leases."
(2)Primarily comprised of payroll, cost of goods sold, marketing, promotional, facilities, taxes and licenses (excluding gaming taxes) and other operating expenses.
(3)For Las Vegas Operations, includes table and slot license fees.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)"Adjusted Property EBITDAR" is net income before interest, income taxes, depreciation and amortization, pre-opening expenses, impairment of goodwill and intangible assets, property charges and other expenses, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other expenses (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on debt financing transactions, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, the Company's calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.
(5)Represents operating revenues and losses attributable to Wynn Interactive Limited, which does not meet the quantitative or qualitative thresholds for presentation as a reportable segment.
(6)For the year ended December 31, 2024, includes $130.0 million of forfeitures pursuant to the NPA, the Company's $9.4 million contribution towards a legal settlement, $16.9 million of contract termination and other costs related to the closure of Wynn Interactive's digital sports betting and casino gaming business. Property charges and other expenses for the year ended December 31, 2024 also included $61.5 million of expensed project costs related to a discontinued development project, partially offset by a gain of $24.6 million related to the sale of certain Wynn Interactive assets. For the year ended December 31, 2023, includes $94.9 million related to the Company's decision to cease operating Wynn Interactive's online sports betting and iGaming platform in certain jurisdictions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2025	2024	2023
Capital expenditures
Macau Operations:
Wynn Palace	$167,199	$107,458	$66,262
Wynn Macau	72,764	57,669	25,602
Total Macau Operations	239,963	165,127	91,864
Las Vegas Operations	287,638	159,789	187,150
Encore Boston Harbor	26,901	32,652	70,578
Corporate and other	105,931	62,361	93,201
Total	$660,433	$419,929	$442,793

	December 31,
	2025	2024	2023
Assets
Macau Operations:
Wynn Palace	$2,817,363	$2,813,190	$2,936,264
Wynn Macau	1,329,671	1,412,795	1,864,211
Other Macau	1,013,979	778,928	886,175
Total Macau Operations	5,161,013	5,004,913	5,686,650
Las Vegas Operations	3,252,007	3,157,399	3,173,247
Encore Boston Harbor	1,946,783	1,980,420	2,006,565
Corporate and other	2,748,314	2,835,231	3,129,761
Total	$13,108,117	$12,977,963	$13,996,223

	December 31,
	2025	2024	2023
Long-lived assets
Macau	$3,040,599	$3,095,411	$3,191,134
U.S.	6,480,969	6,019,723	5,585,943
Total	$9,521,568	$9,115,134	$8,777,077

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Quarterly Consolidated Financial Information (Unaudited)

The following tables (in thousands, except per share data) present selected quarterly financial information for 2025 and 2024, as previously reported. Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	Year Ended December 31, 2025
	First	Second	Third	Fourth	Year
Operating revenues	$1,700,397	$1,737,797	$1,833,747	$1,865,983	$7,137,924
Operating income	$268,589	$264,600	$310,489	$274,706	$1,118,384
Net income	$81,405	$76,961	$128,427	$122,342	$409,135
Net income attributable to Wynn Resorts, Limited	$72,747	$66,218	$88,341	$100,028	$327,334
Basic income per share	$0.69	$0.64	$0.86	$0.97	$3.16
Diluted income per share	$0.69	$0.64	$0.85	$0.82	$3.14

	Year Ended December 31, 2024
	First	Second	Third	Fourth	Year
Operating revenues	$1,862,909	$1,732,932	$1,693,323	$1,838,797	$7,127,961
Operating income	$362,941	$269,658	$133,237	$366,895	$1,132,731
Net income	$176,498	$146,273	$(5,415)	$322,360	$639,716
Net income attributable to Wynn Resorts, Limited	$144,216	$111,943	$(32,053)	$276,972	$501,078
Basic income per share	$1.30	$1.01	$(0.29)	$2.56	$4.56
Diluted income per share	$1.30	$0.91	$(0.29)	$2.29	$4.35

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young, LLP, an independent registered public accounting firm. Their attestation report appears under "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements.

None of the Company's directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 (the "2026 Proxy Statement") under the captions "Election of Directors," "Executive Officers," "Governance" and "Delinquent Section 16(a) Reports," and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information called for by this item will be contained in the 2026 Proxy Statement under the captions "Non-Employee Director Compensation Table," "Compensation Committee Report," "Executive Compensation Tables," "Summary Compensation Table" and "Compensation Discussion and Analysis" and is incorporated herein by reference. Although the Compensation Committee Report is being incorporated herein by reference, it shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item will be contained in the 2026 Proxy Statement under the caption "Certain Beneficial Ownership and Management" and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance, aggregated as to: (i) all compensation plans previously approved by stockholders, and (ii) all compensation plans not previously approved by stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	100,319	$81.55	1,792,076
Equity compensation plans not approved by security holders	—	—	—
Total	100,319	$81.55	1,792,076
(1)    Includes outstanding options and performance share units at target.
(2)    Weighted average exercise price for outstanding options only.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be contained in the 2026 Proxy Statement under the captions "Certain Relationships and Transactions" and "Governance" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this item will be contained in the 2026 Proxy Statement under the caption "Ratification of Appointment of Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
•Notes to Consolidated Financial Statements
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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Provision for Credit Losses	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for credit losses:
2025	$37,694	12,824	(4,873)	$45,645
2024	$40,075	4,986	(7,367)	$37,694
2023	$78,842	(3,964)	(34,803)	$40,075

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred income tax asset valuation allowance:
2025	$604,645	76,017	(62,509)	$618,153
2024	$1,340,581	50,568	(786,504)	$604,645
2023	$2,437,202	96,623	(1,193,244)	$1,340,581

(a)3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date
2.1	Equity Purchase Agreement, dated as of February 14, 2022 by and between Wynn MA, LLC and Realty Income Corporation.	8-K	2/14/2022
3.1	Third Amended and Restated Articles of Incorporation of the Registrant.	10-Q	5/8/2015
3.2	Ninth Amended and Restated Bylaws of the Registrant.	10-K	2/28/2020
4.1.0	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.	S-1	10/7/2002
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
		8-K	9/20/2024
4.16	Indenture, dated as of August 19, 2025, by and between Wynn Macau, Limited and Deutsche Bank Trust Company Americas, as trustee, related to the senior notes due 2034.	8-K	8/19/2025
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
10.1.11
Amendment No. 5 to Credit Agreement, dated as of June 12, 2025, by and among Wynn Resorts Finance, LLC, as borrower, the subsidiaries of borrower party hereto, as guarantors, Deutsche Bank AG New York Branch, as administrative agent.
		8-K	6/12/2025
10.1.12
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
		8-K	6/12/2025
10.2.1	Common Terms Agreement Sixth Amendment Agreement, dated December 21, 2018, between, among others, Wynn Resorts (Macau) S.A. as the company and Bank of China Limited, Macau Branch as security agent.	10-Q	2/28/2019
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
		10-K	2/27/2023
10.4.7	Deed of Reversion (Wynn Palace), dated as of December 30, 2022, by and among Wynn Resorts (Macau) S.A., Palo Real Estate Company Limited, and the Macau Special Administrative Region.	10-K	2/27/2023
10.4.8	Deed of Reversion (Wynn Macau), dated as of December 30, 2022, by and among Wynn Resorts (Macau) S.A. and the Macau Special Administrative Region.	10-K	2/27/2023
10.4.9	Handover Deed, dated as of December 30, 2022, by and between Wynn Resorts (Macau) S.A. and the Macau Special Administrative Region.	10-K	2/27/2023
10.5.1	Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Macau, Limited and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.2	Amended and Restated Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Resorts (Macau), S.A., and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.3	Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between Wynn Las Vegas, LLC and Wynn Resorts, Limited.	10-Q	3/2/2015
10.5.4	Management Fee and Corporate Allocation Agreement, dated as of November 20, 2014, by and among Wynn MA, LLC and Wynn Resorts, Limited.	10-Q	2/29/2016
10.6.1	Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Macau, Limited.	10-Q	3/2/2015
10.6.2	Amended and Restated Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Resorts (Macau), S.A.	10-Q	3/2/2015
10.6.3	2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.	10-Q	5/8/2015
10.6.4	2014 Intellectual Property License Agreement, dated as of November 20, 2014, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn MA, LLC.	10-Q	2/29/2016
10.6.5	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004

10.6.6	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.	10-Q	11/4/2004
10.6.7	Intellectual Property License Agreement, dated as of January 1, 2025, by and between Wynn NKH, LLC, and Wynn Macau, Limited.	10-K	2/13/2025
10.6.8	Intellectual Property License Agreement, dated as of January 1, 2025, by and between Wynn NKH, LLC, and Wynn Resorts (Macau), S.A.	10-K	2/13/2025
10.6.9	Intellectual Property License Agreement, dated as of January 1, 2025, by and between Wynn Resorts, Holdings, LLC, Wynn Resorts, Limited and Wynn NKH, LLC.	10-K	2/13/2025
10.7.1
Second Amended and Restated Shareholders' Agreement, dated June 21, 2024, by and among Wynn Resorts, Limited, RAK Hospitality Holding LLC, Al Marjan Island LLC, Wynn Resorts FZ-LLC, RAK HH IR FZ-LLC, AMI Island 3 IR FZ-LLC and Island 3 AMI FZ-LLC.
		10-K	2/13/2025
+10.7.2.0	Employment Agreement, dated as of January 27, 2017 by and between Wynn Resorts, Limited and Craig Billings.	10-Q	5/4/2017
+10.7.2.1	First Amendment to Employment Agreement, dated as of April 17, 2018, by and between Wynn Resorts, Limited and Craig S. Billings.	10-Q	5/9/2018
+10.7.2.2	Second Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Craig Billings.	10-Q	8/8/2019
+10.7.2.3	Third Amended and Restated Employment Agreement dated as of January 1, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	10-K	2/26/2021
+10.7.2.4	Fourth Amended and Restated Employment Agreement dated as of May 24, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	8-K	5/24/2021
+10.7.2.5	Employment Agreement, dated November 9, 2021, by and between Wynn Resorts, Limited and Craig S. Billings.	10-Q	11/9/2021
+10.7.2.6	First Amendment to Employment Agreement, dated as of June 1, 2023, by and between Wynn Resorts, Limited and Craig S. Billings.	8-K	6/2/2023
+10.7.3.0	Employment Agreement, dated as of August 2, 2018, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2018
+10.7.3.1	First Amendment to Employment Agreement, dated as of May 29, 2019, by and between Wynn Resorts, Limited and Ellen Whittemore.	10-Q	8/8/2019
+10.7.3.2	Second Amended and Restated Employment Agreement dated as of January 1, 2021, by and between Wynn Resorts, Limited and Ellen F. Whittemore.	10-K	2/26/2021
+10.7.3.3	Third Amended and Restated Employment Agreement dated as of January 12, 2022, by and between Wynn Resorts, Limited and Ellen F. Whittemore.	10-K	2/28/2022
+10.7.4.0	Employment Agreement, dated as of December 7, 2021 by and between Wynn Resorts, Limited and Julie Cameron-Doe.	10-K	2/28/2022
+10.7.4.1	First Amendment to Employment Agreement, dated as of April 13, 2022, by and between Wynn Resorts, Limited and Julie Cameron-Doe.	10-Q	5/10/2022
+10.7.4.2	Second Amendment to Employment Agreement, dated as of June 1, 2023, by and between Wynn Resorts, Limited and Julie Cameron-Doe.	8-K	6/2/2023
+10.7.5.1	Employment Agreement, dated as of September 15, 2024 by and between Wynn Resorts, Limited and Jacqui Krum.	10-K	2/13/2025
+10.7.5.2	First Amendment to Employment Agreement, dated as of November 25, 2024 by and between Wynn Resorts, Limited and Jacqui Krum.	10-K	2/13/2025
+10.7.5.3	Employment Agreement, dated as of January 8, 2026, by and between Wynn Resorts, Limited and Craig Fullalove.	8-K	1/9/2026
+10.8	Amended and Restated 2014 Omnibus Incentive Plan, dated January 1, 2017.	10-Q	2/24/2017
+10.9	Second Amended and Restated 2014 Omnibus Incentive Plan	S-8	8/12/2024
10.10	Cooperation Agreement, dated as of August 3, 2018, by and between Wynn Resorts, Limited and Elaine P. Wynn.	10-Q	8/6/2018
10.11
Second Amended and Restated Shareholders' Agreement, dated as of January 14, 2016, by and among Wynn Resorts (Macau), Ltd., Wynn Resorts International, Ltd., Chen Chi Ling Linda and Wynn Resorts (Macau), S.A.
		10-Q	2/28/2018
10.12	Form of Indemnity Agreement.	10-Q	9/18/2002

+10.13	Wynn Resorts, Limited Executive Retirement Plan, as amended on November 3, 2025.	10-Q	11/6/2025
10.14
Guarantee, dated as of February 5, 2025, between the Government of Ras Al Khaimah acting through the Investment and Development Office of Ras Al Khaimah and Wynn Resorts, Limited in favor of First Abu Dhabi Bank PJSC for itself and as security agent for the other Secured Parties.
		8-K	2/6/2025
19.1	Wynn Resorts, Limited Insider Trading Policy.	10-K	2/13/2025
21.1	Subsidiaries of the Registrant.	10-K	*
23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.	10-K	*
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).	10-K	*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)	10-K	*
97	Wynn Resorts, Limited Clawback Policy	10-K	2/23/2024
101	The following material from Wynn Resorts, Limited's Annual Report on Form 10-K, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024; (ii) the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023; (iv) the Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2025, 2024, and 2023; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	*
104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.
*    Filed herewith.
+    Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: March 2, 2026	By:	/s/ Craig S. Billings
Craig S. Billings
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig S. Billings	Director, Chief Executive Officer (Principal Executive Officer)	March 2, 2026
Craig S. Billings

/s/ Julie Cameron-Doe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2026
Julie Cameron-Doe

/s/ Philip G. Satre	Non-Executive Chair of the Board and Director	March 2, 2026
Philip G. Satre

/s/ Betsy S. Atkins	Director	March 2, 2026
Betsy S. Atkins

/s/ Richard J. Byrne	Director	March 2, 2026
Richard J. Byrne

/s/ Paul Liu	Director	March 2, 2026
Paul Liu

/s/ Patricia Mulroy	Director	March 2, 2026
Patricia Mulroy

/s/ Anthony M. Sanfilippo	Director	March 2, 2026
Anthony M. Sanfilippo

/s/ Darnell Strom	Director	March 2, 2026
Darnell Strom

/s/ Winifred Webb	Director	March 2, 2026
Winifred Webb