Form 10-Q
period 2026-03-31
WYNN RESORTS LTD
filed 2026-05-07
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common stock, par value $0.01	103,786,729

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,187,644	$1,463,442
Investments	607,583	601,756
Accounts receivable, net of allowance for credit losses of $50,142 and $45,645, respectively	388,504	402,641
Inventories	91,603	88,478
Prepaid expenses and other	153,773	127,204
Total current assets	2,429,107	2,683,521
Property and equipment, net	6,604,217	6,625,922
Long-term investments	63,962	67,594
Restricted cash	95,733	96,653
Intangible assets, net	215,770	224,242
Operating lease assets	1,772,691	1,778,052
Deferred income taxes, net	400,928	409,070
Investments in unconsolidated affiliates	1,055,289	948,156
Other assets	267,601	274,907
Total assets	$12,905,298	$13,108,117
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$222,887	$255,307
Customer deposits	498,486	569,603
Gaming taxes payable	207,570	215,581
Accrued compensation and benefits	178,333	245,550
Accrued interest	104,680	132,772
Current portion of long-term debt	547,841	9,410
Other accrued liabilities	196,643	214,955
Total current liabilities	1,956,440	1,643,178
Long-term debt	9,976,664	10,537,402
Long-term operating lease liabilities	1,635,360	1,629,117
Other long-term liabilities	279,174	329,699
Total liabilities	13,847,638	14,139,396
Commitments and contingencies (Note 15)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 134,770,204 and 134,326,464 shares issued; 103,745,164 and 103,989,787 shares outstanding, respectively	1,348	1,343
Treasury stock, at cost; 31,025,040 and 30,336,677 shares, respectively	(2,693,428)	(2,621,394)
Additional paid-in capital	3,834,138	3,801,934
Accumulated other comprehensive income (loss)	5,977	(3,136)
Accumulated deficit	(1,359,857)	(1,454,239)
Total Wynn Resorts, Limited stockholders' deficit	(211,822)	(275,492)
Noncontrolling interests	(730,518)	(755,787)
Total stockholders' deficit	(942,340)	(1,031,279)
Total liabilities and stockholders' deficit	$12,905,298	$13,108,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating revenues:
Casino	$1,177,233	$1,040,430
Rooms	290,381	274,521
Food and beverage	259,019	249,879
Entertainment, retail and other	130,129	135,567
Total operating revenues	1,856,762	1,700,397
Operating expenses:
Casino	732,670	634,833
Rooms	89,791	84,097
Food and beverage	228,822	200,667
Entertainment, retail and other	59,713	62,186
General and administrative	275,204	275,689
Provision for credit losses	4,057	1,396
Pre-opening	11,745	5,287
Depreciation and amortization	160,527	155,421
Property charges and other	11,629	12,232
Total operating expenses	1,574,158	1,431,808
Operating income	282,604	268,589
Other income (expense):
Interest income	13,092	19,359
Interest expense, net of amounts capitalized	(152,362)	(157,608)
Change in derivatives fair value	46,770	(29,539)
Other	(29,434)	(8,374)
Other income (expense), net	(121,934)	(176,162)
Income before income taxes	160,670	92,427
Provision for income taxes	(10,132)	(11,022)
Net income	150,538	81,405
Less: net income attributable to noncontrolling interests	(30,084)	(8,658)
Net income attributable to Wynn Resorts, Limited	$120,454	$72,747
Basic and diluted net income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$1.17	$0.69
Diluted	$1.04	$0.69
Weighted average common shares outstanding:
Basic	103,084	105,492
Diluted	103,800	105,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$150,538	$81,405
Other comprehensive income:
Foreign currency translation adjustments, before and after tax	12,516	3,630
Total comprehensive income	163,054	85,035
Less: comprehensive income attributable to noncontrolling interests	(33,487)	(9,661)
Comprehensive income attributable to Wynn Resorts, Limited	$129,567	$75,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the three months ended March 31, 2026
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2026	103,989,787	$1,343	$(2,621,394)	$3,801,934	$(3,136)	$(1,454,239)	$(275,492)	$(755,787)	$(1,031,279)
Net income	—	—	—	—	—	120,454	120,454	30,084	150,538
Currency translation adjustment	—	—	—	—	9,113	—	9,113	3,403	12,516
Issuance of restricted stock	458,108	5	—	5,359	—	—	5,364	—	5,364
Cancellation of restricted stock	(14,368)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(688,363)	—	(72,034)	—	—	—	(72,034)	—	(72,034)
Cash dividends declared	—	—	—	—	—	(26,072)	(26,072)	2	(26,070)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(8,333)	(8,333)
Transactions with subsidiary minority shareholders	—	—	—	1,262	—	—	1,262	(1,262)	—
Stock-based compensation	—	—	—	25,583	—	—	25,583	1,375	26,958
Balances, March 31, 2026	103,745,164	$1,348	$(2,693,428)	$3,834,138	$5,977	$(1,359,857)	$(211,822)	$(730,518)	$(942,340)

	For the three months ended March 31, 2025
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2025	107,821,567	$1,336	$(2,241,607)	$3,698,800	$(5,700)	$(1,676,990)	$(224,161)	$(744,442)	$(968,603)
Net income	—	—	—	—	—	72,747	72,747	8,658	81,405
Currency translation adjustment	—	—	—	—	2,627	—	2,627	1,003	3,630
Issuance of restricted stock	560,906	5	—	7,917	—	—	7,922	—	7,922
Cancellation of restricted stock	(8,289)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(2,504,560)	—	(213,527)	—	—	—	(213,527)	—	(213,527)
Cash dividends declared	—	—	—	—	—	(26,588)	(26,588)	—	(26,588)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(6,286)	(6,286)
Transactions with subsidiary minority shareholders	—	—	—	1,558	—	—	1,558	(1,558)	—
Stock-based compensation	—	—	—	18,744	—	—	18,744	1,382	20,126
Balances, March 31, 2025	105,869,624	$1,341	$(2,455,134)	$3,727,019	$(3,073)	$(1,630,831)	$(360,678)	$(741,243)	$(1,101,921)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$150,538	$81,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,527	155,421
Deferred income taxes	8,142	9,174
Stock-based compensation expense	25,738	19,400
Amortization of debt issuance costs	10,733	10,110
Provision for credit losses	4,057	1,396
Change in derivatives fair value	(40,880)	29,539
Property charges and other	48,116	17,683
Increase (decrease) in cash from changes in:
Receivables, net	7,787	(11,681)
Inventories, prepaid expenses and other	(27,058)	(18,861)
Customer deposits	(69,087)	(16,184)
Accounts payable and accrued expenses	(125,158)	(143,628)
Net cash provided by operating activities	153,455	133,774
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(179,064)	(159,931)
Investments in unconsolidated affiliates	(114,632)	(61,484)
Purchase of investments	(29,150)	—
Proceeds from maturity of investments	27,146	—
Purchase of intangible and other assets	—	(300)
Proceeds from sale of assets and other	7,962	204
Net cash used in investing activities	(287,738)	(221,511)
Cash flows from financing activities:
Repayments of long-term debt	—	(10,313)
Repurchase of common stock	(70,047)	(212,048)
Distribution to noncontrolling interests	(8,333)	(6,286)
Dividends paid	(26,879)	(26,793)
Finance lease payments	(6,886)	(6,348)
Other	(25,809)	(5,163)
Net cash used in financing activities	(137,954)	(266,951)
Effect of exchange rate on cash, cash equivalents and restricted cash	(4,481)	(1,629)
Cash, cash equivalents and restricted cash:
Decrease in cash, cash equivalents and restricted cash	(276,718)	(356,317)
Balance, beginning of period	1,560,095	2,521,793
Balance, end of period	$1,283,377	$2,165,476
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

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $514.5 million and $440.7 million for the three months ended March 31, 2026 and 2025, respectively.

Investments

As of March 31, 2026, the Company held $475.0 million in fixed deposits, recorded at fair value within Investments, and $133.5 million and $64.0 million in U.S. treasuries (including accrued interest), recorded at amortized cost within Investments and Long-term investments, respectively, in the Condensed Consolidated Balance Sheets. The estimated fair value of the Company's U.S. treasuries as of March 31, 2026 was approximately $197.2 million, as determined based on quoted market prices in active markets (Level 1 inputs), and the unrecognized holding loss was $0.3 million.

As of December 31, 2025, the Company held $475.0 million in fixed deposits, recorded at fair value within Investments, and $127.3 million and $67.6 million in U.S. treasuries (including accrued interest), recorded at amortized cost within Investments and Long-term investments, respectively, in the Condensed Consolidated Balance Sheets. The estimated fair value of the Company's U.S. treasuries as of December 31, 2025 was approximately $194.4 million, as determined based on quoted market prices in active markets (Level 1 inputs), and the unrecognized holding loss was $0.5 million.

As of the balance sheet date, the Company evaluates whether the unrealized losses are attributable to credit losses or other factors. The Company considers the severity of the decline in value, creditworthiness of the issuer and other relevant factors and records an allowance for credit losses, limited to the excess of amortized cost over fair value, with a corresponding charge to earnings. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. During the three months ended March 31, 2026, the Company recorded no allowance for credit losses related to its investments.

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

The Company records its share of income and loss on investments in unconsolidated affiliates as a component of Operating income within the Company's accompanying Condensed Consolidated Statements of Operations, as the Company’s investments in unconsolidated affiliates are an extension of the Company's core business operations. The Company recognized a loss on investments in unconsolidated affiliates of $7.5 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively, recorded in Pre-opening expenses within the Company's accompanying Condensed Consolidated Statements of Operations.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The standard provides guidance on expanded disclosures related to the disaggregation of income statement expenses. The standard specifically requires additional disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company's adoption of ASU 2024-03 will result in additional disclosures but is not expected to have an impact on the Company’s financial condition, results of operations and cash flows.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods and should be applied prospectively. The Company adopted ASU 2025-05 as of January 1, 2026 on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the Company's financial statements.

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

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents:
Cash(1)	$1,087,509	$1,297,417
Cash equivalents(2)	100,135	166,025
Total cash and cash equivalents	1,187,644	1,463,442
Restricted cash(3)	95,733	96,653
Total cash, cash equivalents and restricted cash	$1,283,377	$1,560,095
(1)    Cash consists of cash on hand and bank deposits.
(2)    Cash equivalents consist of bank time deposits, U.S. government treasuries and money market funds and excludes $607.6 million of short-term investments described in Note 2 - "Basis of Presentation and Significant Accounting Policies."
(3)    Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in trusts in accordance with WML's share award plans, and as of March 31, 2026 and December 31, 2025 includes $86.7 million and $87.3 million, respectively, in the form of a first demand bank guarantee in favor of the Macau government to support the legal and contractual obligations of Wynn Resorts (Macau) S.A. ("Wynn Macau SA") through the term of Wynn Macau SA's gaming concession contract.

The following table presents the supplemental cash flow disclosures of the Company (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for interest, net of amounts capitalized	$172,935	$177,005
Liability settled with shares of common stock	$5,364	$7,922
Accounts and construction payables related to property and equipment	$89,627	$85,748
Finance lease liabilities arising from obtaining finance lease assets	$—	$39,345

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Casino	$293,746	$309,500
Hotel	49,724	44,259
Other	95,176	94,527
	438,646	448,286
Less: allowance for credit losses	(50,142)	(45,645)
	$388,504	$402,641

As of March 31, 2026 and December 31, 2025, approximately 73.9% and 77.5%, respectively, of the Company's markers were due from customers residing outside the U.S., primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 15.9% and 14.3% of gross casino receivables as of March 31, 2026 and December 31, 2025, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowances for credit losses from its hotel and other receivables were not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	March 31,
	2026	2025
Balance at beginning of year	$45,645	$37,694
Provision for credit losses	4,057	1,396
Write-offs	(1,364)	(2,161)
Recoveries of receivables previously written off	1,942	3,722
Effect of exchange rate	(138)	(28)
Balance at end of period	$50,142	$40,623

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Buildings and improvements	$8,788,796	$8,708,210
Land and improvements	1,240,577	1,226,834
Furniture, fixtures and equipment	3,725,495	3,662,869
Airplanes	187,597	187,597
Construction in progress	280,157	350,286
	14,222,622	14,135,796
Less: accumulated depreciation	(7,618,405)	(7,509,874)
	$6,604,217	$6,625,922

As of March 31, 2026 and December 31, 2025, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties.

Depreciation expense for the three months ended March 31, 2026 and 2025 was $147.6 million and $142.6 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Macau Related:
WM Cayman II Revolver, due 2028(1)	$1,143,257	$1,149,597
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 6 3/4% Senior Notes, due 2034	1,000,000	1,000,000
WML 4 1/2% Convertible Bonds, due 2029(2)(3)	600,000	600,000

U.S. and Corporate Related:
WRF Credit Facilities(4):
WRF Term Loan, due 2030	752,813	752,813
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	1,000,000	1,000,000
WRF 6 1/4% Senior Notes, due 2033	800,000	800,000
Retail Term Loan, due 2027(5)	600,000	600,000
	10,626,070	10,632,410
WML Convertible Bond Conversion Option Derivative(2)	8,990	32,586
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(110,555)	(118,184)
	10,524,505	10,546,812
Less: Current portion of long-term debt	(547,841)	(9,410)
Total long-term debt, net of current portion	$9,976,664	$10,537,402
(1)    As of March 31, 2026, the borrowings under the WM Cayman II Revolver bear interest at the term secured overnight financing rate ("Term SOFR") plus a credit adjustment spread of 0.10% or the Hong Kong Interbank Offered Rate ("HIBOR"), in each case plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $239.1 million and $904.2 million of the WM Cayman II Revolver bears interest at a rate of Term SOFR plus 1.975% per year and HIBOR plus 1.875% per year, respectively. As of March 31, 2026, the weighted average interest rate was approximately 4.43%. As of March 31, 2026, the available borrowing capacity under the WM Cayman II Revolver was $1.35 billion.
(2)    The net carrying amount of the WML Convertible Bonds, together with the WML Convertible Bond Conversion Option Derivative, is included in Current portion of long-term debt as of March 31, 2026. WML may be required to redeem all or a portion of the WML Convertible Bonds at the option of bond holders on March 7, 2027.
(3)    As of March 31, 2026, the net carrying amount of the WML Convertible Bonds was $524.7 million, with unamortized debt discount and debt issuance costs of $75.3 million. The Company recorded contractual interest expense of $6.8 million in each of the three months ended March 31, 2026 and 2025 and amortization of discounts and issuance costs of $5.5 million and $5.0 million during the three months ended March 31, 2026 and 2025, respectively.
(4)    The WRF Credit Facilities bear interest at a rate of Term SOFR plus 1.75% per year. As of March 31, 2026, the weighted average interest rate was approximately 5.42%. Additionally, as of March 31, 2026, the available borrowing capacity under the WRF Revolver was $1.24 billion, net of $14.3 million in outstanding letters of credit.
(5)    The Retail Term Loan bears interest at a rate of adjusted daily simple secured overnight financing rate ("SOFR") plus 2.15% per year. As of March 31, 2026, the effective interest rate was 5.54%.

Debt Covenant Compliance

As of March 31, 2026, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of March 31, 2026 and December 31, 2025 was approximately $10.52 billion and $10.74 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $10.63 billion for each period. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

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

	March 31, 2026		December 31, 2025
WML stock price	HK$	5.46	HK$	5.94
Estimated volatility	26.0%		29.2%
Risk-free interest rate	2.8%		2.7%
Expected term (years)	2.9		3.2
Dividend yield(1)	0.0%		0.0%
(1)    Dividend yield is assumed to be zero in the lattice model used to value the WML Convertible Bond Conversion Option Derivative, due to a dividend protection feature in the WML Convertible Bond Agreement.

The estimated fair value of the embedded derivative was $9.0 million recorded in Current portion of long-term debt and $32.6 million recorded in Long-term debt in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. In connection with the change in fair value, the Company recorded a gain of $23.6 million and loss of $16.0 million for the three months ended March 31, 2026 and 2025, respectively, within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Operations.

Foreign Currency Swaps

The Company enters into foreign currency swap agreements (the "Foreign Currency Swaps") with the objective of managing foreign currency exchange rate risk associated with the outstanding U.S. dollar denominated WML Senior Notes. The Foreign Currency Swaps exchange predetermined amounts of Hong Kong dollars for U.S. dollars at a contractual spot rate, and as of March 31, 2026, have an aggregate notional amount of $4.10 billion, and have maturities between October 2027 and August 2030.

As of March 31, 2026, the net fair value of the Foreign Currency Swaps was a liability of $20.2 million, with $17.7 million recorded in Prepaid expenses and other and $37.9 million recorded in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2025, the net fair value of the Foreign Currency Swaps was a liability of $36.0 million, with $17.0 million recorded in Prepaid expenses and other and $53.0 million recorded in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

The fair values of the Foreign Currency Swaps were estimated based on discounted future cash flows, incorporating foreign currency spot rates and market yield curves (Level 2 inputs). Gains and losses on the Foreign Currency Swaps are recorded in earnings, as these instruments are not designated as hedges. The Company recorded a gain of $21.7 million and a loss of $9.3 million in the three months ended March 31, 2026 and 2025, respectively, within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Operations.

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

During the three months ended March 31, 2026, the Company repurchased 528,667 shares of its common stock at an average price of $101.72 per share for an aggregate cost of $53.8 million under the equity repurchase program. During the three months ended March 31, 2025, the Company repurchased 2,360,194 shares of its common stock at an average price of $84.76 per share for an aggregate cost of $200.0 million under the equity repurchase program. As of March 31, 2026, the Company had $401.1 million in repurchase authority remaining under the program.

Dividends

The Company paid a cash dividend of $0.25 per share on its common stock during each of the three month periods ended March 31, 2026 and 2025 and recorded $26.1 million and $26.6 million against accumulated deficit, respectively.

On May 7, 2026, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on May 29, 2026 to stockholders of record as of May 18, 2026.

Noncontrolling Interests

Wynn Macau, Limited

In March 2026, the WML Board of Directors recommended the payment of a final dividend for the year ended December 31, 2025 of HK$0.223 per share on its common stock payable on June 16, 2026 to stockholders of record as of June 5, 2026. The payment of the final dividend is conditional upon shareholder approval at WML's 2026 Annual General Meeting which is currently scheduled to be held on May 28, 2026.

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

Retail Joint Venture

The Retail Joint Venture made aggregate distributions of $8.3 million and $6.3 million during the three months ended March 31, 2026 and 2025, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 16, "Retail Joint Venture."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	March 31, 2026	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$100,135	$5,682	$94,453	$—
Restricted cash	$95,733	$6,673	$89,060	$—
Fixed deposits	$475,000	$—	$475,000	$—
Foreign Currency Swaps (see Note 7)	$17,668	$—	$17,668	$—
Interest rate swap	$1,338	$—	$1,338	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$8,990	$—	$—	$8,990
Foreign Currency Swaps (see Note 7)	$37,923	$—	$37,923	$—

		Fair Value Measurements Using:
	December 31, 2025	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$166,025	$6,544	$159,481	$—
Restricted cash	$96,653	$6,631	$90,022	$—
Fixed deposits	$475,000	$—	$475,000	$—
Foreign Currency Swaps (see Note 7)	$16,980	$—	$16,980	$—
Interest rate swap	$124	$—	$124	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$32,586	$—	$—	$32,586
Foreign Currency Swaps (see Note 7)	$53,036	$—	$53,036	$—
Interest rate swap	$268	$—	$268	$—

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	March 31, 2026	December 31, 2025	Increase / (decrease)	March 31, 2025	December 31, 2024	Increase / (decrease)
Casino outstanding chips and front money deposits(1)	$398,219	$467,994	$(69,775)	$392,825	$409,928	$(17,103)
Advance room deposits and ticket sales(2)	83,393	77,569	5,824	80,645	84,460	(3,815)
Other gaming-related liabilities(3)	10,981	15,519	(4,538)	12,259	15,458	(3,199)
Loyalty program and related liabilities(4)	33,917	32,279	1,638	29,663	29,489	174
	$526,510	$593,361	$(66,851)	$515,392	$539,335	$(23,943)
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

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Casino	$2,740	$908
Rooms	1,864	254
Food and beverage	4,857	787
Entertainment, retail and other	685	139
General and administrative	15,592	17,312
Total stock-based compensation expense	25,738	19,400
Total stock-based compensation capitalized	1,362	1,382
Total stock-based compensation costs	$27,100	$20,782

Note 12 - Income Taxes

The Company recorded an income tax expense of $10.1 million and $11.0 million for the three months ended March 31, 2026 and 2025, respectively, primarily related to its U.S.-based operating profits.

The difference between the statutory tax rate of 21% and the effective tax rate of 6.3% is due to the exemption from Macau's 12% Complementary Tax on casino gaming profits earned by Wynn Macau SA.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 13 - Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Wynn Resorts, adjusted for the potential dilutive impact assuming that the conversion of the WML Convertible Bonds occurred at the later of the date of issuance or beginning of the period presented under the if-converted method, by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued, to the extent such impact is not anti-dilutive. Other potentially dilutive securities include share-based awards outstanding under the Wynn Resorts, Limited Second Amended and Restated 2014 Omnibus Incentive Plan.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to Wynn Resorts, Limited - basic	$120,454	$72,747
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds(1)	(12,439)	—
Net income attributable to Wynn Resorts, Limited - diluted	$108,015	$72,747

Denominator:
Weighted average common shares outstanding	103,084	105,492
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	716	238
Weighted average common and common equivalent shares outstanding	103,800	105,730

Net income attributable to Wynn Resorts, Limited per common share, basic	$1.17	$0.69
Net income attributable to Wynn Resorts, Limited per common share, diluted	$1.04	$0.69

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	509	548
(1)    The assumed conversion of the WML Convertible Bonds had an anti-dilutive impact for the three months ended March 31, 2025.

Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Minimum rental income	$35,120	$36,460
Contingent rental income	18,654	15,067
Total rental income	$53,774	$51,527

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

Al Marjan Island Funding Commitments

In connection with the construction of Wynn Al Marjan Island and surrounding developments, including Janu Al Marjan Island, a hotel and residential development to be operated by Aman Group, the Company is required to contribute capital to the Al Marjan Joint Venture to fund 40% of the project design and development costs in exchange for a pro-rata share of equity. During the three months ended March 31, 2026, the Company contributed $100.1 million of cash into the Al Marjan Joint Venture, bringing our life-to-date cash contributions to $1.01 billion. The remaining 40% pro-rata share of the required cash contributions for Wynn Al Marjan Island and the surrounding development projects, including Janu Al-Marjan, is currently estimated to be between $350 million and $450 million inclusive of capitalized interest, fees, and certain improvements on the island.

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

The Company is not a party to the Al Marjan Facility Agreement, but as a condition precedent to the Al Marjan Facility being made available to the Borrower, the Company and the government of Ras Al Khaimah, acting through the Investment and Development Office of Ras Al Khaimah (collectively, the "Al Marjan Guarantors"), entered into a guarantee (the "Completion Guarantee") in favor of First Abu Dhabi Bank PJSC, as security agent for itself and the other secured parties (collectively, the "Secured Parties") under the Al Marjan Facility Agreement. The guarantees and undertakings provided by the Al Marjan Guarantors under the Completion Guarantee terminate on the earlier of: (1) the date on which all secured liabilities under the Al Marjan Facility Agreement have been paid in full, and (2) the date of practical completion of the project (as provided in the Al Marjan Facility Agreement), taking place no later than June 30, 2028.

DCP Completion Guarantee and Share Pledge

In February 2026, DCP AMI 3 FZ-LLC ("DCP"), an unconsolidated affiliate included in the Al Marjan Joint Venture, entered into a financing agreement for a U.S. dollar equivalent of approximately $45.1 million (the "DCP Financing"). DCP will construct and operate a district cooling plant serving Wynn Al Marjan Island and surrounding developments. In connection with the DCP Financing, the Al Marjan Guarantors entered into a completion guarantee, pursuant to which the Al Marjan Guarantors may be required to fund shortfalls necessary to achieve practical completion of the cooling plant by September 30, 2026. As of March 31, 2026, construction is substantially complete and the cooling plant is operational. Pursuant to a shareholder side letter, the Al Marjan Guarantors are required to pledge their equity interests in DCP as collateral for the DCP Financing. As of March 31, 2026, the Company's investment in DCP was $27.5 million and is presented in Investments in unconsolidated affiliates in Condensed Consolidated Balance Sheet.

Note 16 - Retail Joint Venture

As of March 31, 2026 and December 31, 2025, the Retail Joint Venture had total assets of $95.4 million and $96.5 million, respectively, and total liabilities of $607.6 million and $607.3 million, respectively. As of March 31, 2026 and December 31, 2025, the Retail Joint Venture's liabilities included long-term debt of $598.6 million and $598.4 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

The following tables present the Company's segment information (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2026
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Total
Operating revenues
Casino	$564,917	$276,732	$178,191	$157,393	$1,177,233
Rooms	37,634	21,320	212,561	18,866	290,381
Food and beverage	33,035	19,270	188,728	17,986	259,019
Entertainment, retail and other(1)	23,752	12,530	82,429	11,418	130,129
Total segment operating revenues	659,338	329,852	661,909	205,663	1,856,762

Cost of revenue(2)	152,303	108,671	409,436	109,911
Gaming taxes(3)	303,213	145,565	20,013	45,233
Segment Adjusted Property EBITDAR(4)	$203,822	$75,616	$232,460	$50,519	$562,417

Pre-opening					11,745
Depreciation and amortization					160,527
Property charges and other					11,629
Corporate expense and other					34,810
Stock-based compensation					25,738
Triple-net operating lease expense					35,364
Operating income					282,604

Other non-operating income and expenses
Interest income					13,092
Interest expense, net of amounts capitalized					(152,362)
Change in derivatives fair value					46,770
Other					(29,434)
Total other non-operating income and expenses					(121,934)
Income before income taxes					160,670
Provision for income taxes					(10,132)
Net income					150,538
Net income attributable to noncontrolling interests					(30,084)
Net income attributable to Wynn Resorts, Limited					$120,454

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2025
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Total
Operating revenues
Casino	$444,508	$275,550	$160,993	$159,379	$1,040,430
Rooms	36,615	23,297	195,868	18,741	274,521
Food and beverage	31,738	18,792	179,442	19,907	249,879
Entertainment, retail and other(1)	23,068	12,321	88,982	11,196	135,567
Total segment operating revenues	535,929	329,960	625,285	209,223	1,700,397

Cost of revenue(2)	137,752	99,708	383,316	105,754
Gaming taxes(3)	236,292	140,053	18,608	46,015
Segment Adjusted Property EBITDAR(4)	$161,885	$90,199	$223,361	$57,454	$532,899

Pre-opening					5,287
Depreciation and amortization					155,421
Property charges and other					12,232
Corporate expense and other					36,581
Stock-based compensation					19,400
Triple-net operating lease expense					35,389
Operating income					268,589

Other non-operating income and expenses
Interest income					19,359
Interest expense, net of amounts capitalized					(157,608)
Change in derivatives fair value					(29,539)
Other					(8,374)
Total other non-operating income and expenses					(176,162)
Income before income taxes					92,427
Provision for income taxes					(11,022)
Net income					81,405
Net income attributable to noncontrolling interests					(8,658)
Net income attributable to Wynn Resorts, Limited					$72,747
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(4)    "Adjusted Property EBITDAR" is net income before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other expenses, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other expenses (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, the Company's calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Capital expenditures
Macau Operations:
Wynn Palace	$53,178	$50,109
Wynn Macau	37,765	15,480
Total Macau Operations	90,943	65,589
Las Vegas Operations	84,354	56,150
Encore Boston Harbor	3,557	4,685
Corporate and other	210	33,507
Total	$179,064	$159,931

	March 31, 2026	December 31, 2025
Assets
Macau Operations:
Wynn Palace	$2,748,643	$2,817,363
Wynn Macau	1,259,625	1,329,671
Other Macau	1,042,997	1,013,979
Total Macau Operations	5,051,265	5,161,013
Las Vegas Operations	3,280,791	3,252,007
Encore Boston Harbor	1,930,262	1,946,783
Corporate and other	2,642,980	2,748,314
Total	$12,905,298	$13,108,117

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2025. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Forward-Looking Statements."

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A — "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

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
•win rates for our gaming operations;
•construction, regulatory and other macroeconomic or geopolitical risks associated with our current and future construction projects or co-investments in such projects;
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

The Company has a 40% equity interest in Island 3 AMI FZ-LLC ("Island 3") and affiliated ventures (collectively, the "Al Marjan Joint Venture"), which is constructing an integrated resort property ("Wynn Al Marjan Island") in Ras Al Khaimah, United Arab Emirates.

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

Results of Operations

Summary of first quarter 2026 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating revenues	$1,856,762	$1,700,397	$156,365	9.2
Net income attributable to Wynn Resorts, Limited	120,454	72,747	47,707	65.6
Diluted net income per share	1.04	0.69	0.35	50.7

The increase in operating revenues for the three months ended March 31, 2026 was largely driven by increased operating revenues of $123.4 million at Wynn Palace as a result of higher VIP and mass market table games win and $36.6 million at our Las Vegas Operations due to higher table games win and higher room revenues.

The increase in net income attributable to Wynn Resorts, Limited for the three months ended March 31, 2026 was primarily attributable to a $136.8 million increase in casino revenues and a $15.9 million increase in room revenues, partially offset by an increase in operating expenses. In addition, we recorded a gain in change in derivatives fair value of $46.8 million in the three months ended March 31, 2026 compared to a loss in change in derivatives fair value of $29.5 million in the three months ended March 31, 2025.

Financial results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$659,338	$535,929	$123,409	23.0
Wynn Macau	329,852	329,960	(108)	—
Total Macau Operations	989,190	865,889	123,301	14.2
Las Vegas Operations	661,909	625,285	36,624	5.9
Encore Boston Harbor	205,663	209,223	(3,560)	(1.7)
	$1,856,762	$1,700,397	$156,365	9.2

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,177,233	$1,040,430	$136,803	13.1
Non-casino revenues:
Rooms	290,381	274,521	15,860	5.8
Food and beverage	259,019	249,879	9,140	3.7
Entertainment, retail and other	130,129	135,567	(5,438)	(4.0)
Total non-casino revenues	679,529	659,967	19,562	3.0
	$1,856,762	$1,700,397	$156,365	9.2

Casino revenues for the three months ended March 31, 2026 were 63.4% of operating revenues, compared to 61.2% for the same period of 2025. Non-casino revenues for the three months ended March 31, 2026 were 36.6% of operating revenues, compared to 38.8% for the same period of 2025.

Casino revenues

Casino revenues increased primarily due to higher VIP and mass market table games volume at Wynn Palace and higher casino volumes at our Las Vegas Operations.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$564,917	$444,508	$120,409	27.1
VIP:
Average number of table games	50	55	(5)	(9.1)
VIP turnover	$4,316,314	$4,005,041	$311,273	7.8
VIP table games win	$134,242	$104,532	$29,710	28.4
VIP win as a % of turnover	3.11%	2.61%	0.50
Table games win per unit per day	$29,739	$21,096	$8,643	41.0
Mass market:
Average number of table games	275	247	28	11.3
Table drop	$1,971,051	$1,704,398	$266,653	15.6
Table games win	$523,796	$422,392	$101,404	24.0
Table games win %	26.6%	24.8%	1.8
Table games win per unit per day	$21,182	$18,968	$2,214	11.7
Average number of slot machines	724	650	74	11.4
Slot machine handle	$860,523	$734,869	$125,654	17.1
Slot machine win	$35,456	$29,356	$6,100	20.8
Slot machine win per unit per day	$544	$502	$42	8.4
Wynn Macau:
Total casino revenues	$276,732	$275,550	$1,182	0.4
VIP:
Average number of table games	12	30	(18)	(60.0)
VIP turnover	$585,886	$1,437,047	$(851,161)	(59.2)
VIP table games win	$2,278	$15,714	$(13,436)	(85.5)
VIP win as a % of turnover	0.39%	1.09%	(0.70)
Table games win per unit per day	$2,082	$5,912	$(3,830)	(64.8)
Mass market:
Average number of table games	219	221	(2)	(0.9)
Table drop	$1,903,561	$1,542,885	$360,676	23.4
Table games win	$288,126	$288,549	$(423)	(0.1)
Table games win %	15.1%	18.7%	(3.6)
Table games win per unit per day	$14,603	$14,520	$83	0.6
Average number of slot machines	909	729	180	24.7
Slot machine handle	$1,239,093	$853,407	$385,686	45.2
Slot machine win	$36,212	$24,367	$11,845	48.6
Slot machine win per unit per day	$442	$372	$70	18.8

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$178,191	$160,993	$17,198	10.7
Average number of table games	241	236	5	2.1
Table drop	$685,300	$592,527	$92,773	15.7
Table games win	$172,406	$144,061	$28,345	19.7
Table games win %	25.2%	24.3%	0.9
Table games win per unit per day	$7,939	$6,774	$1,165	17.2
Average number of slot machines	1,574	1,590	(16)	(1.0)
Slot machine handle	$1,815,479	$1,778,087	$37,392	2.1
Slot machine win	$120,334	$123,244	$(2,910)	(2.4)
Slot machine win per unit per day	$849	$861	$(12)	(1.4)
Poker rake	$3,799	$4,332	$(533)	(12.3)
Encore Boston Harbor:
Total casino revenues	$157,393	$159,379	$(1,986)	(1.2)
Average number of table games	172	172	—	—
Table drop	$324,276	$340,062	$(15,786)	(4.6)
Table games win	$65,423	$69,883	$(4,460)	(6.4)
Table games win %	20.2%	20.5%	(0.3)
Table games win per unit per day	$4,226	$4,514	$(288)	(6.4)
Average number of slot machines	2,783	2,717	66	2.4
Slot machine handle	$1,345,079	$1,357,199	$(12,120)	(0.9)
Slot machine win	$109,580	$107,482	$2,098	2.0
Slot machine win per unit per day	$437	$439	$(2)	(0.5)
Poker rake	$5,374	$5,642	$(268)	(4.8)

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$37,634	$36,615	$1,019	2.8
Occupancy	99.1%	98.3%	0.8
ADR	$230	$222	$8	3.6
REVPAR	$228	$218	$10	4.6
Wynn Macau:
Total room revenues (dollars in thousands)	$21,320	$23,297	$(1,977)	(8.5)
Occupancy	99.7%	99.1%	0.6
ADR	$223	$234	$(11)	(4.7)
REVPAR	$222	$232	$(10)	(4.3)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$212,561	$195,868	$16,693	8.5
Occupancy	85.5%	87.4%	(1.9)
ADR	$592	$527	$65	12.3
REVPAR	$506	$461	$45	9.8
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$18,866	$18,741	$125	0.7
Occupancy	85.8%	88.1%	(2.3)
ADR	$366	$357	$9	2.5
REVPAR	$314	$315	$(1)	(0.3)

Room revenues increased $15.9 million, primarily due to higher ADR at our Las Vegas Operations.

Food and beverage revenues increased $9.1 million, primarily due to higher restaurant covers and average check amounts at our Las Vegas Operations.

Entertainment, retail and other revenues decreased $5.4 million, primarily as a result of lower entertainment venue sales.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$732,670	$634,833	$97,837	15.4
Rooms	89,791	84,097	5,694	6.8
Food and beverage	228,822	200,667	28,155	14.0
Entertainment, retail and other	59,713	62,186	(2,473)	(4.0)
General and administrative	275,204	275,689	(485)	(0.2)
Provision for credit losses	4,057	1,396	2,661	NM
Pre-opening	11,745	5,287	6,458	NM
Depreciation and amortization	160,527	155,421	5,106	3.3
Property charges and other	11,629	12,232	(603)	(4.9)
Total operating expenses	$1,574,158	$1,431,808	$142,350	9.9
NM - Not meaningful.

The increase in total operating expenses was primarily due to the increase in casino expenses at our Macau Operations, primarily driven by an increase in gaming tax expense, and an increase in food and beverage expense at our Las Vegas Operations and Wynn Palace.

Casino expense increased $74.8 million and $11.3 million at Wynn Palace and Wynn Macau, respectively, which includes increases of $66.9 million and $5.5 million in gaming tax expense at Wynn Palace and Wynn Macau, respectively. Casino expenses increased $10.3 million at our Las Vegas Operations, primarily driven by higher payroll and related costs, including stock-based compensation expense from stock awards granted in connection with the 20th anniversary of the opening of Wynn Las Vegas ("20th Anniversary").

Rooms expense increased $4.8 million at our Las Vegas Operations, primarily related to higher payroll and related costs, including higher stock-based compensation expense as a result of stock awards granted in connection with the 20th Anniversary.

Food and beverage expense increased $8.4 million at Wynn Palace, primarily as a result of increased cost of sales, and $18.9 million at our Las Vegas Operations largely due to costs associated with new food and beverage offerings and higher payroll and related costs, including higher stock-based compensation expense as a result of stock awards granted in connection with the 20th Anniversary.

Pre-opening expense increased $6.5 million largely due to pre-opening costs associated with Wynn Al Marjan Island.

Property charges and other expenses for the three months ended March 31, 2026 consisted primarily of asset abandonments and disposals of $4.3 million and $4.1 million at our Las Vegas Operations and our Macau Operations, respectively, and contract termination costs of $1.7 million at Encore Boston Harbor. Property charges and other expenses for the three months ended March 31, 2025 consisted primarily of asset abandonments of $4.8 million at our Macau Operations and contract termination costs of $5.8 million at Encore Boston Harbor.

Other non-operating income and expenses

Interest expense, net of amounts capitalized, decreased $5.2 million, primarily as a result of capitalized interest of $17.0 million in the three months ended March 31, 2026 compared to $10.2 million capitalized in the three months ended 2025.

We recorded interest income of $13.1 million and $19.4 million in the three months ended March 31, 2026 and 2025, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred foreign currency remeasurement losses of $29.4 million and $8.4 million for the three months ended March 31, 2026 and 2025, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a gain of $46.8 million for the three months ended March 31, 2026, from change in derivatives fair value, which includes a gain of $23.6 million related to the conversion feature on the WML Convertible Bonds and a gain of $21.7 million related to foreign currency swaps. We recorded a loss of $29.5 million for the three months ended March 31, 2025, from change in derivatives fair value, primarily related to the conversion feature on the WML Convertible Bonds and foreign currency swaps. For more information on the Company's derivative instruments, refer to Item 1—"Notes to Condensed Consolidated Financial Statements," Note 7, "Derivative Instruments."

Income taxes

We recorded an income tax expense of $10.1 million and $11.0 million for the three months ended March 31, 2026 and 2025, respectively, primarily related to our U.S.-based operating profits.

Net income attributable to noncontrolling interests

We recognized net income attributable to noncontrolling interests of $30.1 million and $8.7 million for the three months ended March 31, 2026 and 2025, respectively, primarily related to the noncontrolling interest's share of net income from WML.

Segment Information

As further described in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 17, "Segment Information," we use Adjusted Property EBITDAR to manage the operating results of our segments. Adjusted Property EBITDAR is net income before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other expenses, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other expenses (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, our calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDAR (dollars in thousands) for Wynn Palace, Wynn Macau, Las Vegas Operations and Encore Boston Harbor, as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 17, "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDAR to net income attributable to Wynn Resorts, Limited.

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	Percent Change
Wynn Palace	$203,822	$161,885	$41,937	25.9
Wynn Macau	75,616	90,199	(14,583)	(16.2)
Las Vegas Operations	232,460	223,361	9,099	4.1
Encore Boston Harbor	50,519	57,454	(6,935)	(12.1)

Adjusted Property EBITDAR at Wynn Palace increased $41.9 million for the three months ended March 31, 2026, largely from an increase in casino revenue of $120.4 million, partially offset by increased casino expense, inclusive of gaming taxes.

Adjusted Property EBITDAR at Wynn Macau decreased $14.6 million for the three months ended March 31, 2026, primarily due to an increase in casino expense, inclusive of gaming taxes.

Adjusted Property EBITDAR at our Las Vegas Operations for the three months ended March 31, 2026 increased $9.1 million due to an increase in operating revenues of $36.6 million, partially offset by an increase in operating expenses.

Adjusted Property EBITDAR at Encore Boston Harbor decreased $6.9 million for the three months ended March 31, 2026, primarily due to a $3.6 million decrease in operating revenues.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Three Months Ended March 31,
Cash Flows - Summary	2026	2025
Cash flows from operating activities	$153,455	$133,774

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(179,064)	(159,931)
Investments in unconsolidated affiliates	(114,632)	(61,484)
Purchase of investments	(29,150)	—
Proceeds from maturity of investments	27,146	—
Purchase of intangible and other assets	—	(300)
Proceeds from sale of assets and other	7,962	204
Net cash used in investing activities	(287,738)	(221,511)

Cash flows from financing activities:
Repayments of long-term debt	—	(10,313)
Repurchase of common stock	(70,047)	(212,048)
Distribution to noncontrolling interests	(8,333)	(6,286)
Dividends paid	(26,879)	(26,793)
Finance lease payments	(6,886)	(6,348)
Other	(25,809)	(5,163)
Net cash used in financing activities	(137,954)	(266,951)

Effect of exchange rate on cash, cash equivalents and restricted cash	(4,481)	(1,629)
Decrease in cash, cash equivalents and restricted cash	$(276,718)	$(356,317)

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

During the three months ended March 31, 2026, the increase in cash flows from operating activities was largely driven by increased operating revenues of $123.4 million at Wynn Palace as a result of higher VIP and mass market table games win and $36.6 million at our Las Vegas Operations due to higher table games win and higher room revenues, partially offset by commensurate increases in operating expenses.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the three months ended March 31, 2026, we incurred capital expenditures of $84.4 million at our Las Vegas Operations, $53.2 million at Wynn Palace, $37.8 million at Wynn Macau, and $3.6 million at Encore Boston Harbor, primarily related to enhancements at our properties and maintenance capital expenditures, and $0.2 million at Corporate and other. In addition, during the three months ended March 31, 2026, we invested $114.6 million, including $100.1 million of cash contributions, in the Al Marjan Joint Venture, purchased $29.1 million of U.S. treasuries, and received proceeds of $27.1 million upon the maturity of investments.

During the three months ended March 31, 2025, we incurred capital expenditures of $56.2 million at our Las Vegas Operations, $50.1 million at Wynn Palace, $15.5 million at Wynn Macau, and $4.7 million at Encore Boston Harbor primarily related to enhancements at our properties and maintenance capital expenditures, and $33.5 million at Corporate and other primarily related to future development projects. In addition, during the three months ended March 31, 2025, we invested $58.2 million, including $51.2 million of cash contributions, in the Al Marjan Joint Venture.

Financing Activities

During the three months ended March 31, 2026, we repurchased 688,363 shares of our common stock for an aggregate cost of $70.0 million, including 528,667 shares of our common stock repurchased pursuant to our publicly announced equity repurchase program for an aggregate cost of $53.8 million. We also made dividend payments of $26.9 million, finance lease payments of $6.9 million, and used cash of $8.3 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

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

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, investments and available revolver borrowing capacity, presented by significant financing entity as of March 31, 2026 (in thousands):

	Total Cash and Cash Equivalents	Investments(1)	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$850,936	$607,583	$1,347,227
Wynn Resorts Finance, LLC(2)	212,071	—	1,235,705
Wynn Resorts, Limited and other	124,637	—	—
Total	$1,187,644	$607,583	$2,582,932
(1)    Investments consist of U.S. treasuries and fixed deposits maturing in less than one year and exclude long-term investments of $64.0 million.
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

We are constructing the Enclave at Wynn Palace, a 432-key, all-suite hotel tower to be developed adjacent to Wynn Palace’s east entrance. The estimated project budget for the Enclave at Wynn Palace is between $900 million and $950 million, inclusive of capitalized interest. Construction is expected to begin in the second half of 2026 and span 2.5 years. Total project capital expenditures for the Enclave at Wynn Palace and other enhancements at our Macau Operations are expected to be between $400 million and $450 million during 2026 and between $700 million and $750 million during 2027. Maintenance capital expenditures at our Macau Operations are expected to be between $70 million and $80 million during 2026.

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

In March 2026, the WML Board of Directors recommended the payment of a final dividend for the year ended December 31, 2025 of HK$0.223 per share on its common stock payable on June 16, 2026 to stockholders of record as of June 5, 2026. The payment of the final dividend is conditional upon shareholder approval at WML's 2026 Annual General Meeting which is currently scheduled to be held on May 28, 2026.

If our portion of cash available for repatriation was repatriated on March 31, 2026, it would be subject to minimal U.S. taxes.

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

Wynn Resorts, Limited and other subsidiaries. Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited and other primarily generates cash from royalty (including intellectual property license) and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. Fees payable by Wynn Macau SA to Wynn Resorts, Limited under its intellectual property license agreement are capped at $150.0 million for the year ending December 31, 2026. We expect to use cash held by Wynn Resorts, Limited and other to service our Retail Term Loan, to fund working capital needs of our subsidiaries, pay dividends, make required capital contributions to the Al Marjan Joint Venture, and for general corporate purposes.

During the first quarter of 2026, the Company contributed $100.1 million of cash into Wynn Al Marjan Island and surrounding developments, including Janu Al Marjan Island, a hotel and residential development operated by Aman Group, bringing our life-to-date cash contributions to $1.01 billion. We estimate our remaining 40% pro-rata share of the required equity for the development projects is between $350 million and $450 million, inclusive of capitalized interest, fees, and certain improvements on the island. Wynn Al Marjan Island is currently expected to open in 2027 and Janu Al Marjan Island is expected to open in 2028.

The Company paid a cash dividend of $0.25 per share on its common stock in the quarter ended March 31, 2026 and recorded $26.1 million against accumulated deficit.

On May 7, 2026, the Company announced that its Board of Directors declared a cash dividend of $0.25 per share, payable on May 29, 2026 to stockholders of record as of May 18, 2026.

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

In November 2024, the Company's Board of Directors authorized the Company to repurchase a total of up to $1.0 billion of the Company's outstanding shares of common stock, increasing the previously available repurchase authorization by approximately $766 million. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time. As of March 31, 2026, we had $401.1 million in repurchase authority remaining under the program.

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

Contractual Commitments

During the three months ended March 31, 2026, except as described below, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off Balance Sheet Arrangements

A subsidiary of Island 3 is party to a facility agreement which provides a $2.4 billion (or equivalent in local currency) delayed draw secured term loan facility to finance the development of Wynn Al Marjan Island (the "Al Marjan Facility"). The Company is not a party to the Al Marjan Facility agreement, but as a condition precedent to the Al Marjan Facility being made available to the Borrower, the Company and the government of Ras Al Khaimah entered into a completion guarantee agreement in favor of certain secured parties under the Al Marjan Facility agreement. Additionally, the Company and certain partners in the Al Marjan Joint Venture entered into a completion guarantee, pursuant to which the Company may be required to fund shortfalls necessary to achieve practical completion of a district cooling plant serving Wynn Al Marjan Island. For additional information, refer to Note 15, "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies for the three months ended March 31, 2026.

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

Additional information about market risks to which we are exposed is included within our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, approximately 82% of our long-term debt was based on fixed rates. Based on our outstanding borrowings as of March 31, 2026 and after giving effect to the interest rate swap on the Retail Term Loan, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $19.0 million.

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

The Company is a party to foreign currency swap agreements with the objective of managing foreign currency exchange rate risk associated with the outstanding U.S. dollar denominated WML Senior Notes. The foreign currency swaps exchange predetermined amounts of Hong Kong dollars for U.S. dollars at a contractual spot rate, and as of March 31, 2026, have an aggregate notional amount of $4.10 billion, and have maturities between October 2027 and August 2030. For additional information, refer to Note 7, "Derivative Instruments" of Part I in this Quarterly Report on Form 10-Q.

Based on our balances as of March 31, 2026 and after giving effect to our foreign currency swaps, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency gain/loss of $4.4 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to those risk factors during the three months ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2026 to January 31, 2026	115,894	$116.79	—	$454,880
February 1, 2026 to February 28, 2026	71,077	$108.39	45,929	$449,917
March 1, 2026 to March 31, 2026	501,392	$101.33	482,738	$401,114
(1)    Shares purchased in January 2026, February 2026, and March 2026 include 115,894, 25,148 and 18,654 shares, respectively, purchased in satisfaction of employee tax withholding obligations on vested restricted stock granted under our stock incentive plans. Refer to Note 13, "Stock-Based Compensation" in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional details on our stock incentive plans.
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

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the three months ended March 31, 2026.

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
10.1
Employment Agreement, dated as of January 8, 2026, by and between Wynn Resorts, Limited and Craig Fullalove. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on January 9, 2026.)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a–14(a) and Rule 15d–14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a–14(a) and Rule 15d–14(a).
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2026 and 2025; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

*     Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: May 7, 2026	By:	/s/ Craig J. Fullalove
Craig J. Fullalove
Chief Financial Officer
(Principal Financial and Accounting Officer)