Form 10-Q
period 2026-06-30
WYNN RESORTS LTD
filed 2026-08-06
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common stock, par value $0.01	102,973,891

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,573,353	$1,463,442
Investments	527,370	601,756
Accounts receivable, net of allowance for credit losses of $54,886 and $45,645, respectively	336,629	402,641
Inventories	89,945	88,478
Prepaid expenses and other	126,485	127,204
Total current assets	2,653,782	2,683,521
Property and equipment, net	6,614,702	6,625,922
Long-term investments	60,384	67,594
Restricted cash	94,041	96,653
Intangible assets, net	208,232	224,242
Operating lease assets	1,764,067	1,778,052
Deferred income taxes, net	388,475	409,070
Investments in unconsolidated affiliates	1,110,425	948,156
Other assets	265,127	274,907
Total assets	$13,159,235	$13,108,117
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$240,734	$255,307
Customer deposits	512,710	569,603
Gaming taxes payable	184,474	215,581
Accrued compensation and benefits	204,457	245,550
Accrued interest	133,814	132,772
Current portion of long-term debt	1,428,965	9,410
Other accrued liabilities	203,403	214,955
Total current liabilities	2,908,557	1,643,178
Long-term debt	9,295,695	10,537,402
Long-term operating lease liabilities	1,617,803	1,629,117
Other long-term liabilities	243,847	329,699
Total liabilities	14,065,902	14,139,396
Commitments and contingencies (Note 15)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 135,316,099 and 134,326,464 shares issued; 103,405,133 and 103,989,787 shares outstanding, respectively	1,353	1,343
Treasury stock, at cost; 31,910,966 and 30,336,677 shares, respectively	(2,784,163)	(2,621,394)
Additional paid-in capital	3,852,236	3,801,934
Accumulated other comprehensive income (loss)	6,736	(3,136)
Accumulated deficit	(1,245,613)	(1,454,239)
Total Wynn Resorts, Limited stockholders' deficit	(169,451)	(275,492)
Noncontrolling interests	(737,216)	(755,787)
Total stockholders' deficit	(906,667)	(1,031,279)
Total liabilities and stockholders' deficit	$13,159,235	$13,108,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues:
Casino	$1,175,288	$1,051,834	$2,352,521	$2,092,264
Rooms	290,303	291,053	580,684	565,574
Food and beverage	264,344	261,057	523,363	510,936
Entertainment, retail and other	126,998	133,853	257,127	269,420
Total operating revenues	1,856,933	1,737,797	3,713,695	3,438,194
Operating expenses:
Casino	721,384	643,108	1,454,054	1,277,941
Rooms	88,569	86,042	178,360	170,139
Food and beverage	236,642	224,400	465,464	425,067
Entertainment, retail and other	51,390	58,041	111,103	120,227
General and administrative	270,115	280,815	545,319	556,504
Provision for credit losses	6,930	3,353	10,987	4,749
Pre-opening	9,232	11,286	20,977	16,573
Depreciation and amortization	165,421	152,907	325,948	308,328
Property charges and other	9,662	13,245	21,291	25,477
Total operating expenses	1,559,345	1,473,197	3,133,503	2,905,005
Operating income	297,588	264,600	580,192	533,189
Other income (expense):
Interest income	12,774	15,859	25,866	35,218
Interest expense, net of amounts capitalized	(152,177)	(154,551)	(304,539)	(312,159)
Change in derivatives fair value	43,287	(1,112)	90,057	(30,651)
Loss on debt financing transactions	—	(1,083)	—	(1,083)
Other	(2,746)	(36,164)	(32,180)	(44,538)
Other income (expense), net	(98,862)	(177,051)	(220,796)	(353,213)
Income before income taxes	198,726	87,549	359,396	179,976
Provision for income taxes	(16,154)	(10,588)	(26,286)	(21,610)
Net income	182,572	76,961	333,110	158,366
Less: net income attributable to noncontrolling interests	(42,510)	(10,743)	(72,594)	(19,401)
Net income attributable to Wynn Resorts, Limited	$140,062	$66,218	$260,516	$138,965
Basic and diluted net income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$1.37	$0.64	$2.53	$1.33
Diluted	$1.32	$0.64	$2.36	$1.33
Weighted average common shares outstanding:
Basic	102,574	103,491	102,828	104,486
Diluted	102,983	103,780	103,390	104,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$182,572	$76,961	$333,110	$158,366
Other comprehensive income:
Foreign currency translation adjustments, before and after tax	1,065	18,106	13,581	21,736
Total comprehensive income	183,637	95,067	346,691	180,102
Less: comprehensive income attributable to noncontrolling interests	(42,816)	(15,204)	(76,303)	(24,865)
Comprehensive income attributable to Wynn Resorts, Limited	$140,821	$79,863	$270,388	$155,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the three months ended June 30, 2026
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, April 1, 2026	103,745,164	$1,348	$(2,693,428)	$3,834,138	$5,977	$(1,359,857)	$(211,822)	$(730,518)	$(942,340)
Net income	—	—	—	—	—	140,062	140,062	42,510	182,572
Currency translation adjustment	—	—	—	—	759	—	759	306	1,065
Exercise of stock options	10,827	—	—	883	—	—	883	—	883
Issuance of restricted stock	566,409	5	—	262	—	—	267	—	267
Cancellation of restricted stock	(31,341)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(885,926)	—	(90,735)	—	—	—	(90,735)	—	(90,735)
Cash dividends declared	—	—	—	—	—	(25,818)	(25,818)	(43,051)	(68,869)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(7,585)	(7,585)
Transactions with subsidiary minority shareholders	—	—	—	(330)	—	—	(330)	330	—
Stock-based compensation	—	—	—	17,283	—	—	17,283	792	18,075
Balances, June 30, 2026	103,405,133	$1,353	$(2,784,163)	$3,852,236	$6,736	$(1,245,613)	$(169,451)	$(737,216)	$(906,667)

	For the three months ended June 30, 2025
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, April 1, 2025	105,869,624	$1,341	$(2,455,134)	$3,727,019	$(3,073)	$(1,630,831)	$(360,678)	$(741,243)	$(1,101,921)
Net income	—	—	—	—	—	66,218	66,218	10,743	76,961
Currency translation adjustment	—	—	—	—	13,645	—	13,645	4,461	18,106
Exercise of stock options	2,262	—	—	154	—	—	154	—	154
Issuance of restricted stock	160,677	2	—	(2)	—	—	—	—	—
Cancellation of restricted stock	(3,285)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(2,052,449)	—	(163,504)	—	—	—	(163,504)	—	(163,504)
Cash dividends declared	—	—	—	—	—	(26,077)	(26,077)	(35,534)	(61,611)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(6,038)	(6,038)
Transactions with subsidiary minority shareholders	—	—	—	(289)	—	—	(289)	289	—
Stock-based compensation	—	—	—	28,991	—	—	28,991	888	29,879
Balances, June 30, 2025	103,976,829	$1,343	$(2,618,638)	$3,755,873	$10,572	$(1,590,690)	$(441,540)	$(766,434)	$(1,207,974)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the six months ended June 30, 2026
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2026	103,989,787	$1,343	$(2,621,394)	$3,801,934	$(3,136)	$(1,454,239)	$(275,492)	$(755,787)	$(1,031,279)
Net income	—	—	—	—	—	260,516	260,516	72,594	333,110
Currency translation adjustment	—	—	—	—	9,872	—	9,872	3,709	13,581
Exercise of stock options	10,827	—	—	883	—	—	883	—	883
Issuance of restricted stock	1,024,517	10	—	5,621	—	—	5,631	—	5,631
Cancellation of restricted stock	(45,709)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(1,574,289)	—	(162,769)	—	—	—	(162,769)	—	(162,769)
Cash dividends declared	—	—	—	—	—	(51,890)	(51,890)	(43,049)	(94,939)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(15,918)	(15,918)
Transactions with subsidiary minority shareholders	—	—	—	932	—	—	932	(932)	—
Stock-based compensation	—	—	—	42,866	—	—	42,866	2,167	45,033
Balances, June 30, 2026	103,405,133	$1,353	$(2,784,163)	$3,852,236	$6,736	$(1,245,613)	$(169,451)	$(737,216)	$(906,667)

	For the six months ended June 30, 2025
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2025	107,821,567	$1,336	$(2,241,607)	$3,698,800	$(5,700)	$(1,676,990)	$(224,161)	$(744,442)	$(968,603)
Net income	—	—	—	—	—	138,965	138,965	19,401	158,366
Currency translation adjustment	—	—	—	—	16,272	—	16,272	5,464	21,736
Exercise of stock options	2,262	—	—	154	—	—	154	—	154
Issuance of restricted stock	721,583	7	—	7,915	—	—	7,922	—	7,922
Cancellation of restricted stock	(11,574)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(4,557,009)	—	(377,031)	—	—	—	(377,031)	—	(377,031)
Cash dividends declared	—	—	—	—	—	(52,665)	(52,665)	(35,534)	(88,199)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(12,324)	(12,324)
Transactions with subsidiary minority shareholders	—	—	—	1,269	—	—	1,269	(1,269)	—
Stock-based compensation	—	—	—	47,735	—	—	47,735	2,270	50,005
Balances, June 30, 2025	103,976,829	$1,343	$(2,618,638)	$3,755,873	$10,572	$(1,590,690)	$(441,540)	$(766,434)	$(1,207,974)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$333,110	$158,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325,948	308,328
Deferred income taxes	20,595	17,684
Stock-based compensation expense	42,640	48,237
Amortization of debt issuance costs	21,542	18,916
Loss on debt financing transactions	—	1,083
Provision for credit losses	10,987	4,749
Change in derivatives fair value	(77,579)	30,651
Property charges and other	65,575	66,963
Increase (decrease) in cash from changes in:
Receivables, net	52,669	(4,641)
Inventories, prepaid expenses and other	8,798	(11,246)
Customer deposits	(54,448)	2,665
Accounts payable and accrued expenses	(104,457)	(102,919)
Net cash provided by operating activities	645,380	538,836
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(332,087)	(325,197)
Investments in unconsolidated affiliates	(178,569)	(130,642)
Purchase of investments	(57,065)	—
Proceeds from maturity of investments	140,453	—
Purchase of intangible and other assets	—	(450)
Proceeds from sale of assets and other	8,380	253
Net cash used in investing activities	(418,888)	(456,036)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	200,000	752,812
Repayments of long-term debt	—	(763,125)
Repurchase of common stock	(165,539)	(377,645)
Proceeds from exercise of stock options	883	154
Distribution to noncontrolling interests	(15,918)	(12,324)
Dividends paid	(95,016)	(88,290)
Finance lease payments	(13,727)	(12,694)
Payments for financing costs	—	(5,732)
Other	(25,809)	(9,142)
Net cash used in financing activities	(115,126)	(515,986)
Effect of exchange rate on cash, cash equivalents and restricted cash	(4,067)	(8,579)
Cash, cash equivalents and restricted cash:
Increase (decrease) in cash, cash equivalents and restricted cash	107,299	(441,765)
Balance, beginning of period	1,560,095	2,521,793
Balance, end of period	$1,667,394	$2,080,028
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

Additionally, the Company has a 40% equity interest in Island 3 AMI FZ-LLC ("Island 3"), an unconsolidated affiliate, which is constructing an integrated resort property ("Wynn Al Marjan Island") in Ras Al Khaimah, United Arab Emirates, currently expected to open in September 2027.

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $517.5 million and $452.8 million for the three months ended June 30, 2026 and 2025, respectively, and $1.03 billion and $893.5 million for the six months ended June 30, 2026 and 2025, respectively.

Investments

As of June 30, 2026, the Company held $400.0 million in fixed deposits, recorded at fair value within Investments, and $127.4 million and $60.4 million in U.S. treasuries (including accrued interest), recorded at amortized cost within Investments and Long-term investments, respectively, in the Condensed Consolidated Balance Sheets. The estimated fair value of the Company's U.S. treasuries as of June 30, 2026 was approximately $187.2 million, as determined based on quoted market prices in active markets (Level 1 inputs), and the unrecognized holding loss was $0.6 million.

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

As of the balance sheet date, the Company evaluates whether the unrealized losses are attributable to credit losses or other factors. The Company considers the severity of the decline in value, creditworthiness of the issuer and other relevant factors and records an allowance for credit losses, limited to the excess of amortized cost over fair value, with a corresponding charge to earnings. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. During the three and six months ended June 30, 2026 and 2025, the Company recorded no allowance for credit losses related to its investments.

Investments in Unconsolidated Affiliates

The Company accounts for its investment in Island 3 and affiliated ventures (the "Al Marjan Joint Venture") using the equity method. Under the equity method, the investment's carrying value is adjusted for the Company's share of the investee's earnings and losses, capital contributions to and distributions from the investee, and capitalization of interest cost incurred by the Company during the investee's initial development period.

The Company records its share of income and loss on investments in unconsolidated affiliates as a component of Operating income within the Company's accompanying Condensed Consolidated Statements of Operations, as the Company's investments in unconsolidated affiliates are an extension of the Company's core business operations. The Company recognized a loss on investments in unconsolidated affiliates of $8.8 million and $6.2 million for the three months ended June 30, 2026 and 2025, respectively, and $16.3 million and $9.5 million for the six months ended June 30, 2026 and 2025, respectively, recorded in Pre-opening expenses within the Company's accompanying Condensed Consolidated Statements of Operations.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The standard provides guidance on expanded disclosures related to the disaggregation of income statement expenses. The standard specifically requires additional disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company's adoption of ASU 2024-03 will result in additional disclosures but is not expected to have an impact on the Company's financial condition, results of operations and cash flows.

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

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents:
Cash(1)	$1,420,540	$1,297,417
Cash equivalents(2)	152,813	166,025
Total cash and cash equivalents	1,573,353	1,463,442
Restricted cash(3)	94,041	96,653
Total cash, cash equivalents and restricted cash	$1,667,394	$1,560,095
(1)    Cash consists of cash on hand and bank deposits.
(2)    Cash equivalents consist of bank time deposits, U.S. government treasuries and money market funds and excludes $527.4 million and $601.8 million of short-term investments as of June 30, 2026 and December 31, 2025, respectively, as described in Note 2 - "Basis of Presentation and Significant Accounting Policies."
(3)    Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in trusts in accordance with WML's share award plans, and as of June 30, 2026 and December 31, 2025 includes $86.7 million and $87.3 million, respectively, in the form of a first demand bank guarantee in favor of the Macau government to support the legal and contractual obligations of Wynn Resorts (Macau) S.A. ("Wynn Macau SA") through the term of Wynn Macau SA's gaming concession contract.

The following table presents the supplemental cash flow disclosures of the Company (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for interest, net of amounts capitalized	$283,946	$296,144
Liability settled with shares of common stock	$5,631	$7,922
Accounts and construction payables related to property and equipment	$111,608	$70,178
Finance lease liabilities arising from obtaining finance lease assets	$—	$39,423
Liabilities arising from obtaining property and equipment	$—	$21,400

Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Casino	$272,937	$309,500
Hotel	28,517	44,259
Other	90,061	94,527
	391,515	448,286
Less: allowance for credit losses	(54,886)	(45,645)
	$336,629	$402,641

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of June 30, 2026 and December 31, 2025, approximately 70.0% and 77.5%, respectively, of the Company's markers were due from customers residing outside the U.S., primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 18.9% and 14.3% of gross casino receivables as of June 30, 2026 and December 31, 2025, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowances for credit losses from its hotel and other receivables were not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	June 30,
	2026	2025
Balance at beginning of year	$45,645	$37,694
Provision for credit losses	10,987	4,749
Write-offs	(3,791)	(3,824)
Recoveries of receivables previously written off	2,198	4,475
Effect of exchange rate	(153)	(177)
Balance at end of period	$54,886	$42,917

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Buildings and improvements	$8,821,986	$8,708,210
Land and improvements	1,240,411	1,226,834
Furniture, fixtures and equipment	3,737,097	3,662,869
Airplanes	187,597	187,597
Construction in progress	364,791	350,286
	14,351,882	14,135,796
Less: accumulated depreciation	(7,737,180)	(7,509,874)
	$6,614,702	$6,625,922

As of June 30, 2026 and December 31, 2025, construction in progress consisted primarily of costs capitalized for various capital enhancements at the Company's properties.

Depreciation expense for the three months ended June 30, 2026 and 2025 was $152.2 million and $140.1 million, respectively, and depreciation expense for the six months ended June 30, 2026 and 2025 was $299.8 million and $282.7 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Macau Related:
WM Cayman II Revolver, due 2028(1)	$1,142,653	$1,149,597
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 6 3/4% Senior Notes, due 2034	1,000,000	1,000,000
WML 4 1/2% Convertible Bonds, due 2029(2)(3)	600,000	600,000

U.S. and Corporate Related:
WRF Credit Facilities(4):
WRF Term Loan, due 2030	752,813	752,813
WRF Revolver, due 2030	200,000	—
WLV 5 1/4% Senior Notes, due 2027	880,000	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	1,000,000	1,000,000
WRF 6 1/4% Senior Notes, due 2033	800,000	800,000
Retail Term Loan, due 2027(5)	600,000	600,000
	10,825,466	10,632,410
WML Convertible Bond Conversion Option Derivative(2)	1,963	32,586
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(102,769)	(118,184)
	10,724,660	10,546,812
Less: Current portion of long-term debt	(1,428,965)	(9,410)
Total long-term debt, net of current portion	$9,295,695	$10,537,402
(1)    As of June 30, 2026, the borrowings under the WM Cayman II Revolver bear interest at the term secured overnight financing rate ("Term SOFR") plus a credit adjustment spread of 0.10% or the Hong Kong Interbank Offered Rate ("HIBOR"), in each case plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $239.1 million and $903.6 million of the WM Cayman II Revolver bears interest at a rate of Term SOFR plus 1.975% per year and HIBOR plus 1.875% per year, respectively. As of June 30, 2026, the weighted average interest rate was approximately 4.98%. As of June 30, 2026, the available borrowing capacity under the WM Cayman II Revolver was $1.35 billion.
(2)    The net carrying amount of the WML Convertible Bonds, together with the WML Convertible Bond Conversion Option Derivative, is included in Current portion of long-term debt as of June 30, 2026. WML may be required to redeem all or a portion of the WML Convertible Bonds at the option of bond holders on March 7, 2027.
(3)    As of June 30, 2026, the net carrying amount of the WML Convertible Bonds was $530.4 million, with unamortized debt discount and debt issuance costs of $69.6 million. The Company recorded contractual interest expense of $6.8 million in each of the three months ended June 30, 2026 and 2025 and amortization of discounts and issuance costs of $5.6 million and $5.1 million during the three months ended June 30, 2026 and 2025, respectively, and contractual interest expense of $13.5 million in each of the six months ended June 30, 2026 and 2025 and amortization of discounts and issuance costs of $11.1 million and $10.1 million during the six months ended June 30, 2026 and 2025, respectively.
(4)    The WRF Credit Facilities bear interest at a rate of Term SOFR plus 1.75% per year. As of June 30, 2026, the weighted average interest rate was approximately 5.39%. Additionally, as of June 30, 2026, the available borrowing capacity under the WRF Revolver was $1.03 billion, net of $16.3 million in outstanding letters of credit. During the three months ended June 30, 2026, the Company drew $200.0 million under the WRF Revolver.
(5)    The Retail Term Loan bears interest at a rate of adjusted daily simple secured overnight financing rate ("SOFR") plus 2.15% per year. As of June 30, 2026, the effective interest rate was 5.54%.

Debt Covenant Compliance

As of June 30, 2026, management believes the Company was in compliance with all debt covenants.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of June 30, 2026 and December 31, 2025 was approximately $10.83 billion and $10.74 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $10.83 billion and $10.63 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

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

	June 30, 2026		December 31, 2025
WML stock price	HK$	5.05	HK$	5.94
Estimated volatility	20.3%		29.2%
Risk-free interest rate	3.4%		2.7%
Expected term (years)	2.7		3.2
Dividend yield(1)	0.0%		0.0%
(1)    Dividend yield is assumed to be zero in the lattice model used to value the WML Convertible Bond Conversion Option Derivative, due to a dividend protection feature in the WML Convertible Bond Agreement.

The estimated fair value of the embedded derivative was $2.0 million recorded in Current portion of long-term debt and $32.6 million recorded in Long-term debt in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. In connection with the change in fair value, the Company recorded a gain of $7.0 million and $6.0 million for the three months ended June 30, 2026 and 2025, respectively, and a gain of $30.6 million and a loss of $10.0 million for the six months ended June 30, 2026 and 2025, respectively, within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Operations.

Foreign Currency Swaps

The Company enters into foreign currency swap agreements (the "Foreign Currency Swaps") with the objective of managing foreign currency exchange rate risk associated with the outstanding U.S. dollar denominated WML Senior Notes. The Foreign Currency Swaps exchange predetermined amounts of Hong Kong dollars for U.S. dollars at a contractual spot rate, and as of June 30, 2026, have an aggregate notional amount of $4.10 billion, and have maturities between October 2027 and August 2030.

As of June 30, 2026, the net fair value of the Foreign Currency Swaps was an asset of $9.1 million, with $17.4 million recorded in Prepaid expenses and other and $8.3 million recorded in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2025, the net fair value of the Foreign Currency Swaps was a liability of $36.0 million, with $17.0 million recorded in Prepaid expenses and other and $53.0 million recorded in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

The fair values of the Foreign Currency Swaps were estimated based on discounted future cash flows, incorporating foreign currency spot rates and market yield curves (Level 2 inputs). Gains and losses on the Foreign Currency Swaps are recorded in earnings, as these instruments are not designated as hedges. The Company recorded a gain of $35.9 million and a loss of $5.3 million in the three months ended June 30, 2026 and 2025, respectively, and a gain of $57.6 million and a loss of $14.6 million in the six months ended June 30, 2026 and 2025, respectively, within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Operations.

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

During the three and six months ended June 30, 2026, the Company repurchased 741,098 and 1,269,765 shares of its common stock at average prices of $101.20 and $101.42 per share, respectively, for an aggregate cost of $75.0 million and $128.8 million, respectively, under the equity repurchase program. During the three and six months ended June 30, 2025, the Company repurchased 2,004,418 and 4,364,612 shares of its common stock at average prices of $78.88 and $82.06 per share for an aggregate cost of $158.1 million and $358.1 million, respectively, under the equity repurchase program. As of June 30, 2026, the Company had $326.1 million in repurchase authority remaining under the program.

Dividends

The Company paid a cash dividend of $0.25 per share on its common stock during each of the three month periods ended March 31, 2026 and June 30, 2026 and recorded $26.1 million and $25.8 million against accumulated deficit, respectively. The Company paid a cash dividend of $0.25 per share on its common stock during each of the three month periods ended March 31, 2025 and June 30, 2025 and recorded $26.6 million and $26.1 million against accumulated deficit, respectively.

On August 4, 2026, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on August 28, 2026 to stockholders of record as of August 14, 2026.

Noncontrolling Interests

Wynn Macau, Limited

On June 16, 2026, WML paid a cash dividend of HK$0.223 per share on its common stock for a total U.S. dollar equivalent of approximately $149.8 million. The Company's share of this dividend was $106.7 million, and the noncontrolling interest holders' share of this dividend was $43.1 million.

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

Retail Joint Venture

The Retail Joint Venture made aggregate distributions of $7.6 million and $6.0 million during the three months ended June 30, 2026 and 2025, respectively, and $15.9 million and $12.3 million during the six months ended June 30, 2026 and 2025, respectively, to its non-controlling interest holder. For more information on the Retail Joint Venture, see Note 16, "Retail Joint Venture."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	June 30, 2026	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$152,813	$17,203	$135,610	$—
Restricted cash	$94,041	$4,362	$89,679	$—
Fixed deposits	$400,000	$—	$400,000	$—
Foreign Currency Swaps (see Note 7)	$17,430	$—	$17,430	$—
Interest rate swap	$1,663	$—	$1,663	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$1,963	$—	$—	$1,963
Foreign Currency Swaps (see Note 7)	$8,338	$—	$8,338	$—

		Fair Value Measurements Using:
	December 31, 2025	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$166,025	$6,544	$159,481	$—
Restricted cash	$96,653	$6,631	$90,022	$—
Fixed deposits	$475,000	$—	$475,000	$—
Foreign Currency Swaps (see Note 7)	$16,980	$—	$16,980	$—
Interest rate swap	$124	$—	$124	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$32,586	$—	$—	$32,586
Foreign Currency Swaps (see Note 7)	$53,036	$—	$53,036	$—
Interest rate swap	$268	$—	$268	$—

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	June 30, 2026	December 31, 2025	Increase / (decrease)	June 30, 2025	December 31, 2024	Increase / (decrease)
Casino outstanding chips and front money deposits(1)	$419,389	$467,994	$(48,605)	$429,312	$409,928	$19,384
Advance room deposits and ticket sales(2)	75,706	77,569	(1,863)	60,452	84,460	(24,008)
Other gaming-related liabilities(3)	9,658	15,519	(5,861)	10,313	15,458	(5,145)
Loyalty program and related liabilities(4)	35,556	32,279	3,277	32,296	29,489	2,807
	$540,309	$593,361	$(53,052)	$532,373	$539,335	$(6,962)
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

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Casino	$1,565	$4,321	$4,305	$5,229
Rooms	847	2,618	2,711	2,872
Food and beverage	2,790	7,199	7,647	7,986
Entertainment, retail and other	316	820	1,001	959
General and administrative	11,384	13,879	26,976	31,191
Total stock-based compensation expense	16,902	28,837	42,640	48,237
Total stock-based compensation capitalized	1,320	1,496	2,682	2,878
Total stock-based compensation costs	$18,222	$30,333	$45,322	$51,115

Note 12 - Income Taxes

The Company recorded income tax expense of $16.2 million and $10.6 million for the three months ended June 30, 2026 and 2025, respectively, and income tax expense of $26.3 million and $21.6 million for the six months ended June 30, 2026 and 2025, respectively, primarily related to its U.S.-based operating profits.

The difference between the statutory tax rate of 21% and the effective tax rate of 7.3% is due to the exemption from Macau's 12% Complementary Tax on casino gaming profits earned by Wynn Macau SA.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 13 - Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Wynn Resorts, adjusted for the potential dilutive impact assuming that the conversion of the WML Convertible Bonds occurred at the later of the date of issuance or beginning of the period presented under the if-converted method, by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued, to the extent such impact is not anti-dilutive. Other potentially dilutive securities include share-based awards outstanding under the Wynn Resorts, Limited Third Amended and Restated 2014 Omnibus Incentive Plan.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Wynn Resorts, Limited - basic	$140,062	$66,218	$260,516	$138,965
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds(1)	(4,232)	—	(16,647)	—
Net income attributable to Wynn Resorts, Limited - diluted	$135,830	$66,218	$243,869	$138,965

Denominator:
Weighted average common shares outstanding	102,574	103,491	102,828	104,486
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	409	289	562	263
Weighted average common and common equivalent shares outstanding	102,983	103,780	103,390	104,749

Net income attributable to Wynn Resorts, Limited per common share, basic	$1.37	$0.64	$2.53	$1.33
Net income attributable to Wynn Resorts, Limited per common share, diluted	$1.32	$0.64	$2.36	$1.33

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	301	365	405	456
(1)    The assumed conversion of the WML Convertible Bonds had an anti-dilutive impact for the three and six months ended June 30, 2025.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Minimum rental income	$37,529	$35,689	$72,649	$72,149
Contingent rental income	16,685	16,454	35,339	31,521
Total rental income	$54,214	$52,143	$107,988	$103,670

Note 15 - Commitments and Contingencies

Litigation

The Company and its affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations, and cash flows.

Al Marjan Island Funding Commitments

In connection with the construction of Wynn Al Marjan Island and surrounding developments, including Janu Al Marjan Island, a hotel and residential development to be operated by Aman Group, the Company is required to contribute capital to the Al Marjan Joint Venture to fund 40% of the project design and development costs in exchange for a pro-rata share of equity. During the three and six months ended June 30, 2026, the Company contributed $48.1 million and $148.2 million of cash into the Al Marjan Joint Venture, bringing our life-to-date cash contributions to $1.06 billion. The remaining 40% pro-rata share of the required cash contributions for Wynn Al Marjan Island, including Janu Al Marjan, is currently estimated to be between $525 million and $650 million inclusive of capitalized interest and fees.

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

DCP Completion Guarantee and Share Pledge

In February 2026, DCP AMI 3 FZ-LLC ("DCP"), an unconsolidated affiliate included in the Al Marjan Joint Venture, entered into a financing agreement for a U.S. dollar equivalent of approximately $45.1 million (the "DCP Financing"). DCP will construct and operate a district cooling plant serving Wynn Al Marjan Island and surrounding developments. In connection with the DCP Financing, the Al Marjan Guarantors entered into a completion guarantee, pursuant to which the Al Marjan Guarantors may be required to fund shortfalls necessary to achieve practical completion of the cooling plant by September 30, 2026. As of June 30, 2026, construction is substantially complete and the cooling plant is operational. Pursuant to a shareholder side letter, the Al Marjan Guarantors are required to pledge their equity interests in DCP as collateral for the DCP Financing. As

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
of June 30, 2026, the Company's investment in DCP was $18.2 million and is presented in Investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheet.

Macau Land Concession

In July 2026, Palo Real Estate Company Limited ("Palo") and Wynn Macau SA, each an indirect subsidiary of the Company, accepted the terms and conditions of an amended and restated land concession contract from the Macau government (the "Amended Land Concession Contract"). The Amended Land Concession Contract amends and restates the original land concession contract among Palo, Wynn Macau SA and the Macau government published in the Official Gazette of Macau on May 2, 2012 (the "Land Concession Contract").

Pursuant to the Land Concession Contract, Palo leases 51 acres of land in the Cotai area of Macau (the "Cotai Land") from the Macau government for an initial term of 25 years from May 2, 2012 until May 1, 2037, with the right to renew for additional periods, subject to applicable legislation. The Land Concession Contract also requires that Wynn Macau SA, as a gaming concessionaire, operate and manage gaming operations on the Cotai Land.

The Amended Land Concession Contract permits Palo and Wynn Macau SA to expand Wynn Palace to develop a new five-star hotel, a theater and an event and entertainment center on the Cotai Land (the "Expanded Resort"). The Macau government has allocated Palo a maximum of 60 months from the date of publication of the Amended Land Concession Contract to complete development of the Expanded Resort on the Cotai Land. As acceptance of the conditions of the Amended Land Concession Contract, Palo paid an additional land premium of MOP652.3 million (approximately $80.8 million) as a one-time lump sum payment. Palo is also required to pay an additional annual rent to the Macau government, resulting in a total annual rent of MOP9.5 million (approximately $1.2 million) for the Expanded Resort. The rent for the Expanded Resort may be reviewed by the Macau government every five years since the date of publication of the Amended Land Concession Contract. Palo must also provide the Macau government with an additional guarantee by means of a deposit or bank guarantee for an amount equal to the annual rent payable under the Amended Land Concession Contract.

Note 16 - Retail Joint Venture

As of June 30, 2026 and December 31, 2025, the Retail Joint Venture had total assets of $97.9 million and $96.5 million, respectively, and total liabilities of $608.2 million and $607.3 million, respectively. As of June 30, 2026 and December 31, 2025, the Retail Joint Venture's liabilities included long-term debt of $598.9 million and $598.4 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

The following tables present the Company's segment information (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2026
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Total
Operating revenues
Casino	$564,356	$300,726	$158,104	$152,102	$1,175,288
Rooms	36,188	20,907	208,132	25,076	290,303
Food and beverage	31,785	16,761	195,688	20,110	264,344
Entertainment, retail and other(1)	21,070	12,692	81,244	11,992	126,998
Total segment operating revenues	653,399	351,086	643,168	209,280	1,856,933

Cost of revenue(2)	156,410	107,740	409,395	108,004
Gaming taxes(3)	295,501	147,835	18,547	45,192
Segment Adjusted Property EBITDAR(4)	$201,488	$95,511	$215,226	$56,084	$568,309

Pre-opening					9,232
Depreciation and amortization					165,421
Property charges and other					9,662
Corporate expense and other					34,209
Stock-based compensation					16,902
Triple-net operating lease expense					35,295
Operating income					297,588

Other non-operating income and expenses
Interest income					12,774
Interest expense, net of amounts capitalized					(152,177)
Change in derivatives fair value					43,287
Other					(2,746)
Total other non-operating income and expenses					(98,862)
Income before income taxes					198,726
Provision for income taxes					(16,154)
Net income					182,572
Net income attributable to noncontrolling interests					(42,510)
Net income attributable to Wynn Resorts, Limited					$140,062

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2025
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Total
Operating revenues
Casino	$448,298	$293,380	$148,502	$161,654	$1,051,834
Rooms	38,481	21,742	207,981	22,849	291,053
Food and beverage	30,446	17,020	194,861	18,730	261,057
Entertainment, retail and other(1)	22,416	11,671	87,289	12,477	133,853
Total segment operating revenues	539,641	343,813	638,633	215,710	1,737,797

Cost of revenue(2)	140,659	101,698	385,577	104,991
Gaming taxes(3)	241,776	145,605	18,244	46,860
Segment Adjusted Property EBITDAR(4)	$157,206	$96,510	$234,812	$63,859	$552,387

Pre-opening					11,286
Depreciation and amortization					152,907
Property charges and other					13,245
Corporate expense and other					46,446
Stock-based compensation					28,837
Triple-net operating lease expense					35,066
Operating income					264,600

Other non-operating income and expenses
Interest income					15,859
Interest expense, net of amounts capitalized					(154,551)
Change in derivatives fair value					(1,112)
Loss on debt financing transactions					(1,083)
Other					(36,164)
Total other non-operating income and expenses					(177,051)
Income before income taxes					87,549
Provision for income taxes					(10,588)
Net income					76,961
Net income attributable to noncontrolling interests					(10,743)
Net income attributable to Wynn Resorts, Limited					$66,218

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2026
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Total
Operating revenues
Casino	$1,129,273	$577,458	$336,295	$309,495	$2,352,521
Rooms	73,822	42,227	420,693	43,942	580,684
Food and beverage	64,820	36,031	384,416	38,096	523,363
Entertainment, retail and other(1)	44,822	25,222	163,673	23,410	257,127
Total segment operating revenues	1,312,737	680,938	1,305,077	414,943	3,713,695

Cost of revenue(2)	308,713	216,412	818,831	217,915
Gaming taxes(3)	598,714	293,399	38,560	90,425
Segment Adjusted Property EBITDAR(4)	$405,310	$171,127	$447,686	$106,603	$1,130,726

Pre-opening					20,977
Depreciation and amortization					325,948
Property charges and other					21,291
Corporate expense and other					69,019
Stock-based compensation					42,640
Triple-net operating lease expense					70,659
Operating income					580,192

Other non-operating income and expenses
Interest income					25,866
Interest expense, net of amounts capitalized					(304,539)
Change in derivatives fair value					90,057
Other					(32,180)
Total other non-operating income and expenses					(220,796)
Income before income taxes					359,396
Provision for income taxes					(26,286)
Net income					333,110
Net income attributable to noncontrolling interests					(72,594)
Net income attributable to Wynn Resorts, Limited					$260,516

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2025
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Total
Operating revenues
Casino	$892,806	$568,930	$309,495	$321,033	$2,092,264
Rooms	75,096	45,039	403,849	41,590	565,574
Food and beverage	62,184	35,812	374,303	38,637	510,936
Entertainment, retail and other(1)	45,484	23,992	176,271	23,673	269,420
Total segment operating revenues	1,075,570	673,773	1,263,918	424,933	3,438,194

Cost of revenue(2)	278,411	201,406	768,893	210,745
Gaming taxes(3)	478,068	285,658	36,852	92,875
Segment Adjusted Property EBITDAR(4)	$319,091	$186,709	$458,173	$121,313	$1,085,286

Pre-opening					16,573
Depreciation and amortization					308,328
Property charges and other					25,477
Corporate expense and other					83,027
Stock-based compensation					48,237
Triple-net operating lease expense					70,455
Operating income					533,189

Other non-operating income and expenses
Interest income					35,218
Interest expense, net of amounts capitalized					(312,159)
Change in derivatives fair value					(30,651)
Loss on debt financing transactions					(1,083)
Other					(44,538)
Total other non-operating income and expenses					(353,213)
Income before income taxes					179,976
Provision for income taxes					(21,610)
Net income					158,366
Net income attributable to noncontrolling interests					(19,401)
Net income attributable to Wynn Resorts, Limited					$138,965
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(4)    "Adjusted Property EBITDAR" is net income before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other expenses, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other expenses (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on debt financing transactions and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, the Company's calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital expenditures
Macau Operations:
Wynn Palace	$31,196	$55,282	$84,374	$105,391
Wynn Macau	22,697	14,769	60,462	30,249
Total Macau Operations	53,893	70,051	144,836	135,640
Las Vegas Operations	90,578	49,938	174,932	106,088
Encore Boston Harbor	3,500	6,802	7,057	11,487
Corporate and other	5,052	38,475	5,262	71,982
Total	$153,023	$165,266	$332,087	$325,197

	June 30, 2026	December 31, 2025
Assets
Macau Operations:
Wynn Palace	$2,688,561	$2,817,363
Wynn Macau	1,414,233	1,329,671
Other Macau	881,946	1,013,979
Total Macau Operations	4,984,740	5,161,013
Las Vegas Operations	3,310,903	3,252,007
Encore Boston Harbor	1,912,523	1,946,783
Corporate and other	2,951,069	2,748,314
Total	$13,159,235	$13,108,117

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

Results of Operations

Summary of second quarter 2026 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change	2026	2025	Increase/ (Decrease)	Percent Change
Operating revenues	$1,856,933	$1,737,797	$119,136	6.9	$3,713,695	$3,438,194	$275,501	8.0
Net income attributable to Wynn Resorts, Limited	140,062	66,218	73,844	111.5	260,516	138,965	121,551	87.5
Diluted net income per share	1.32	0.64	0.68	106.3	2.36	1.33	1.03	77.4

The increase in operating revenues for the three months ended June 30, 2026 was largely driven by increased casino revenues of $116.1 million at Wynn Palace as a result of higher mass market table games volume and win.

The increase in net income attributable to Wynn Resorts, Limited for the three months ended June 30, 2026 was primarily attributable to a $33.0 million increase in operating income, largely due to higher casino revenues partially offset by casino expenses. In addition, we recorded a gain in change in derivatives fair value of $43.3 million in the three months ended June 30, 2026 compared to a loss in change in derivatives fair value of $1.1 million in the three months ended June 30, 2025.

Financial results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$653,399	$539,641	$113,758	21.1
Wynn Macau	351,086	343,813	7,273	2.1
Total Macau Operations	1,004,485	883,454	121,031	13.7
Las Vegas Operations	643,168	638,633	4,535	0.7
Encore Boston Harbor	209,280	215,710	(6,430)	(3.0)
	$1,856,933	$1,737,797	$119,136	6.9

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,175,288	$1,051,834	$123,454	11.7
Non-casino revenues:
Rooms	290,303	291,053	(750)	(0.3)
Food and beverage	264,344	261,057	3,287	1.3
Entertainment, retail and other	126,998	133,853	(6,855)	(5.1)
Total non-casino revenues	681,645	685,963	(4,318)	(0.6)
	$1,856,933	$1,737,797	$119,136	6.9

Casino revenues for the three months ended June 30, 2026 were 63.3% of operating revenues, compared to 60.5% for the same period of 2025. Non-casino revenues for the three months ended June 30, 2026 were 36.7% of operating revenues, compared to 39.5% for the same period of 2025.

Casino revenues

Casino revenues increased primarily due to higher mass market table games volume and win at Wynn Palace.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$564,356	$448,298	$116,058	25.9
VIP:
Average number of table games	47	52	(5)	(9.6)
VIP turnover	$2,767,504	$4,071,052	$(1,303,548)	(32.0)
VIP table games win	$82,313	$116,471	$(34,158)	(29.3)
VIP win as a % of turnover	2.97%	2.86%	0.11
Table games win per unit per day	$19,174	$24,438	$(5,264)	(21.5)
Mass market:
Average number of table games	287	249	38	15.3
Table drop	$1,899,985	$1,844,054	$55,931	3.0
Table games win	$563,348	$411,604	$151,744	36.9
Table games win %	29.7%	22.3%	7.4
Table games win per unit per day	$21,590	$18,171	$3,419	18.8
Average number of slot machines	721	627	94	15.0
Slot machine handle	$960,344	$757,815	$202,529	26.7
Slot machine win	$40,695	$32,482	$8,213	25.3
Slot machine win per unit per day	$620	$569	$51	9.0
Wynn Macau:
Total casino revenues	$300,726	$293,380	$7,346	2.5
VIP:
Average number of table games	10	21	(11)	(52.4)
VIP turnover	$428,101	$981,735	$(553,634)	(56.4)
VIP table games win	$11,044	$33,438	$(22,394)	(67.0)
VIP win as a % of turnover	2.58%	3.41%	(0.83)
Table games win per unit per day	$11,576	$17,571	$(5,995)	(34.1)
Mass market:
Average number of table games	213	231	(18)	(7.8)
Table drop	$1,751,881	$1,617,756	$134,125	8.3
Table games win	$300,200	$280,836	$19,364	6.9
Table games win %	17.1%	17.4%	(0.3)
Table games win per unit per day	$15,453	$13,346	$2,107	15.8
Average number of slot machines	922	751	171	22.8
Slot machine handle	$1,190,692	$1,009,092	$181,600	18.0
Slot machine win	$34,925	$25,193	$9,732	38.6
Slot machine win per unit per day	$416	$369	$47	12.7

	Three Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$158,104	$148,502	$9,602	6.5
Average number of table games	242	232	10	4.3
Table drop	$638,243	$609,232	$29,011	4.8
Table games win	$152,660	$132,975	$19,685	14.8
Table games win %	23.9%	21.8%	2.1
Table games win per unit per day	$6,922	$6,300	$622	9.9
Average number of slot machines	1,558	1,564	(6)	(0.4)
Slot machine handle	$1,813,124	$1,760,253	$52,871	3.0
Slot machine win	$117,009	$123,606	$(6,597)	(5.3)
Slot machine win per unit per day	$825	$868	$(43)	(5.0)
Poker rake	$7,712	$8,103	$(391)	(4.8)
Encore Boston Harbor:
Total casino revenues	$152,102	$161,654	$(9,552)	(5.9)
Average number of table games	172	172	—	—
Table drop	$348,381	$338,184	$10,197	3.0
Table games win	$62,913	$72,016	$(9,103)	(12.6)
Table games win %	18.1%	21.3%	(3.2)
Table games win per unit per day	$4,021	$4,601	$(580)	(12.6)
Average number of slot machines	2,570	2,718	(148)	(5.4)
Slot machine handle	$1,391,561	$1,365,349	$26,212	1.9
Slot machine win	$110,444	$109,472	$972	0.9
Slot machine win per unit per day	$472	$443	$29	6.5
Poker rake	$5,530	$5,430	$100	1.8

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$36,188	$38,481	$(2,293)	(6.0)
Occupancy	98.9%	98.7%	0.2
ADR	$219	$232	$(13)	(5.6)
REVPAR	$216	$229	$(13)	(5.7)
Wynn Macau:
Total room revenues (dollars in thousands)	$20,907	$21,742	$(835)	(3.8)
Occupancy	99.3%	99.4%	(0.1)
ADR	$209	$216	$(7)	(3.2)
REVPAR	$208	$215	$(7)	(3.3)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$208,132	$207,981	$151	0.1
Occupancy	87.1%	89.2%	(2.1)
ADR	$575	$548	$27	4.9
REVPAR	$501	$489	$12	2.5
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$25,076	$22,849	$2,227	9.7
Occupancy	92.7%	92.9%	(0.2)
ADR	$445	$405	$40	9.9
REVPAR	$412	$376	$36	9.6

Room and food and beverage revenues for the three months ended June 30, 2026 were comparable to the three months ended June 30, 2025.

Entertainment, retail and other revenues decreased $6.9 million, primarily as a result of lower entertainment venue sales at our Las Vegas Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$721,384	$643,108	$78,276	12.2
Rooms	88,569	86,042	2,527	2.9
Food and beverage	236,642	224,400	12,242	5.5
Entertainment, retail and other	51,390	58,041	(6,651)	(11.5)
General and administrative	270,115	280,815	(10,700)	(3.8)
Provision for credit losses	6,930	3,353	3,577	NM
Pre-opening	9,232	11,286	(2,054)	(18.2)
Depreciation and amortization	165,421	152,907	12,514	8.2
Property charges and other	9,662	13,245	(3,583)	(27.1)
Total operating expenses	$1,559,345	$1,473,197	$86,148	5.8
NM - Not meaningful.

The increase in total operating expenses was primarily due to the increase in casino expenses at our Macau Operations, largely driven by an increase in gaming tax expense, and an increase in food and beverage expense at our Las Vegas Operations.

Casino expense increased $68.1 million and $5.9 million at Wynn Palace and Wynn Macau, respectively, which includes increases of $53.7 million and $2.2 million in gaming tax expense at Wynn Palace and Wynn Macau, respectively.

Food and beverage expense increased $6.8 million at our Las Vegas Operations largely due to costs associated with new food and beverage offerings.

Entertainment, retail and other expense decreased $4.7 million at our Las Vegas Operations due to a reduction in entertainment venue offerings.

Depreciation and amortization expense increased $12.5 million, which includes increases across all of our properties, resulting from enhancements to our properties and maintenance capital expenditures.

Property charges and other expenses for the three months ended June 30, 2026 consisted primarily of asset abandonments and disposals of $4.0 million and $1.1 million at our Las Vegas Operations and our Macau Operations, respectively, and contract termination costs of $3.3 million and $1.1 million at our Macau Operations and our Las Vegas Operations, respectively. Property charges and other expenses for the three months ended June 30, 2025 consisted primarily of asset abandonments and disposals of $2.3 million and $1.5 million at our Macau Operations and Corporate and other, respectively, and $6.3 million of contract termination and other costs at our Las Vegas Operations.

Other non-operating income and expenses

Interest expense, net of amounts capitalized, decreased $2.4 million. We capitalized interest of $17.9 million and $10.9 million in the three months ended June 30, 2026 and 2025, respectively. Interest expense, exclusive of capitalized interest, increased $4.6 million, primarily due to an increase in the weighted average interest rate from 6.03% for the three months ended June 30, 2025 to 6.17% for the three months ended June 30, 2026.

We recorded interest income of $12.8 million and $15.9 million in the three months ended June 30, 2026 and 2025, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred foreign currency remeasurement losses of $2.7 million and $36.2 million for the three months ended June 30, 2026 and 2025, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a gain of $43.3 million for the three months ended June 30, 2026, from change in derivatives fair value, which includes a gain of $35.9 million related to foreign currency swaps and a gain of $7.0 million related to the conversion feature on the WML Convertible Bonds. We recorded a loss of $1.1 million for the three months ended June 30, 2025, from change in derivatives fair value, which includes a gain of $6.0 million related to the conversion feature on the WML Convertible Bonds and a loss of $5.3 million related to foreign currency swaps. For more information on the Company's derivative instruments, refer to Item 1—"Notes to Condensed Consolidated Financial Statements," Note 7, "Derivative Instruments."

Income taxes

We recorded income tax expense of $16.2 million and $10.6 million for the three months ended June 30, 2026 and 2025, respectively, primarily related to our U.S.-based operating profits.

Net income attributable to noncontrolling interests

We recognized net income attributable to noncontrolling interests of $42.5 million for the three months ended June 30, 2026, primarily related to the noncontrolling interests' share of net income from WML.

We recognized net income attributable to noncontrolling interests of $10.7 million for the three months ended June 30, 2025, primarily related to the noncontrolling interest's share of net income in the Retail Joint Venture.

Financial results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$1,312,737	$1,075,570	$237,167	22.1
Wynn Macau	680,938	673,773	7,165	1.1
Total Macau Operations	1,993,675	1,749,343	244,332	14.0
Las Vegas Operations	1,305,077	1,263,918	41,159	3.3
Encore Boston Harbor	414,943	424,933	(9,990)	(2.4)
	$3,713,695	$3,438,194	$275,501	8.0

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$2,352,521	$2,092,264	$260,257	12.4
Non-casino revenues:
Rooms	580,684	565,574	15,110	2.7
Food and beverage	523,363	510,936	12,427	2.4
Entertainment, retail and other	257,127	269,420	(12,293)	(4.6)
Total non-casino revenues	1,361,174	1,345,930	15,244	1.1
	$3,713,695	$3,438,194	$275,501	8.0

Casino revenues for the six months ended June 30, 2026 were 63.3% of operating revenues, compared to 60.9% for the same period of 2025. Non-casino revenues for the six months ended June 30, 2026 were 36.7% of operating revenues, compared to 39.1% for the same period of 2025.

Casino revenues

Casino revenues increased primarily due to higher mass market gaming volumes at our Macau Operations and higher table games win at our Las Vegas Operations during the six months ended June 30, 2026.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$1,129,273	$892,806	$236,467	26.5
VIP:
Average number of table games	49	54	(5)	(9.3)
VIP turnover	$7,083,818	$8,076,093	$(992,275)	(12.3)
VIP table games win	$216,555	$221,003	$(4,448)	(2.0)
VIP win as a % of turnover	3.06%	2.74%	0.32
Table games win per unit per day	$24,589	$22,735	$1,854	8.2
Mass market:
Average number of table games	281	248	33	13.3
Table drop	$3,871,036	$3,548,452	$322,584	9.1
Table games win	$1,087,145	$833,996	$253,149	30.4
Table games win %	28.1%	23.5%	4.6
Table games win per unit per day	$21,392	$18,566	$2,826	15.2
Average number of slot machines	722	638	84	13.2
Slot machine handle	$1,820,867	$1,492,685	$328,182	22.0
Slot machine win	$76,151	$61,838	$14,313	23.1
Slot machine win per unit per day	$582	$535	$47	8.8
Wynn Macau:
Total casino revenues	$577,458	$568,930	$8,528	1.5
VIP:
Average number of table games	11	25	(14)	(56.0)
VIP turnover	$1,013,987	$2,418,782	$(1,404,795)	(58.1)
VIP table games win	$13,321	$49,152	$(35,831)	(72.9)
VIP win as a % of turnover	1.31%	2.03%	(0.72)
Table games win per unit per day	$6,505	$10,777	$(4,272)	(39.6)
Mass market:
Average number of table games	216	226	(10)	(4.4)
Table drop	$3,655,442	$3,160,641	$494,801	15.7
Table games win	$588,325	$569,385	$18,940	3.3
Table games win %	16.1%	18.0%	(1.9)
Table games win per unit per day	$15,025	$13,916	$1,109	8.0
Average number of slot machines	916	740	176	23.8
Slot machine handle	$2,429,785	$1,862,499	$567,286	30.5
Slot machine win	$71,138	$49,560	$21,578	43.5
Slot machine win per unit per day	$429	$370	$59	15.9

	Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$336,295	$309,495	$26,800	8.7
Average number of table games	242	234	8	3.4
Table drop	$1,323,544	$1,201,759	$121,785	10.1
Table games win	$325,065	$277,036	$48,029	17.3
Table games win %	24.6%	23.1%	1.5
Table games win per unit per day	$7,426	$6,538	$888	13.6
Average number of slot machines	1,566	1,577	(11)	(0.7)
Slot machine handle	$3,628,604	$3,538,339	$90,265	2.6
Slot machine win	$237,344	$246,850	$(9,506)	(3.9)
Slot machine win per unit per day	$837	$865	$(28)	(3.2)
Poker rake	$11,511	$12,434	$(923)	(7.4)
Encore Boston Harbor:
Total casino revenues	$309,495	$321,033	$(11,538)	(3.6)
Average number of table games	172	172	—	—
Table drop	$672,657	$678,246	$(5,589)	(0.8)
Table games win	$128,336	$141,898	$(13,562)	(9.6)
Table games win %	19.1%	20.9%	(1.8)
Table games win per unit per day	$4,123	$4,558	$(435)	(9.5)
Average number of slot machines	2,676	2,718	(42)	(1.5)
Slot machine handle	$2,736,640	$2,722,548	$14,092	0.5
Slot machine win	$220,024	$216,954	$3,070	1.4
Slot machine win per unit per day	$454	$441	$13	2.9
Poker rake	$10,904	$11,072	$(168)	(1.5)

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$73,822	$75,096	$(1,274)	(1.7)
Occupancy	99.0%	98.5%	0.5
ADR	$224	$227	$(3)	(1.3)
REVPAR	$222	$224	$(2)	(0.9)
Wynn Macau:
Total room revenues (dollars in thousands)	$42,227	$45,039	$(2,812)	(6.2)
Occupancy	99.5%	99.2%	0.3
ADR	$216	$225	$(9)	(4.0)
REVPAR	$215	$223	$(8)	(3.6)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$420,693	$403,849	$16,844	4.2
Occupancy	86.3%	88.3%	(2.0)
ADR	$583	$538	$45	8.4
REVPAR	$504	$475	$29	6.1
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$43,942	$41,590	$2,352	5.7
Occupancy	89.3%	90.5%	(1.2)
ADR	$407	$382	$25	6.5
REVPAR	$363	$346	$17	4.9

Room revenues increased $15.1 million primarily due to higher ADR at our Las Vegas Operations.

Food and beverage revenues increased $12.4 million, primarily due to incremental revenue from new outlets at our Las Vegas Operations during the six months ended June 30, 2026.

Entertainment, retail and other revenues decreased $12.3 million, primarily as a result of lower entertainment venue sales at our Las Vegas Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$1,454,054	$1,277,941	$176,113	13.8
Rooms	178,360	170,139	8,221	4.8
Food and beverage	465,464	425,067	40,397	9.5
Entertainment, retail and other	111,103	120,227	(9,124)	(7.6)
General and administrative	545,319	556,504	(11,185)	(2.0)
Provision for credit losses	10,987	4,749	6,238	NM
Pre-opening	20,977	16,573	4,404	26.6
Depreciation and amortization	325,948	308,328	17,620	5.7
Property charges and other	21,291	25,477	(4,186)	(16.4)
Total operating expenses	$3,133,503	$2,905,005	$228,498	7.9
NM - Not meaningful.

The increase in total operating expenses was primarily due to an increase in casino expense at our Macau Operations, largely driven by an increase in gaming tax expense, and an increase in food and beverage expense at our Las Vegas Operations and our Macau Operations.

Casino expense increased $142.9 million and $17.2 million at Wynn Palace and Wynn Macau, respectively, which includes increases of $120.6 million and $7.7 million, respectively, in gaming tax expense driven by an increase in casino revenue.

Food and beverage expense increased $25.7 million at our Las Vegas Operations, primarily due to costs associated with new food and beverage offerings, and $14.2 million at our Macau Operations largely due to higher cost of sales.

Entertainment, retail and other expense decreased $7.3 million at our Las Vegas Operations due to a reduction in entertainment venue offerings.

Depreciation and amortization expense increased $17.6 million, which includes increases across all of our properties, resulting from enhancements to our properties and maintenance capital expenditures.

Property charges and other expenses for the six months ended June 30, 2026 consisted primarily of $8.3 million and $5.2 million of asset abandonments and disposals at our Las Vegas Operations and our Macau Operations, respectively, and $3.3 million of contract terminations and other expenses at our Macau Operations. Property charges and other expenses for the six months ended June 30, 2025 consisted primarily of $6.6 million and $5.8 million of contract terminations and other expenses at our Las Vegas Operations and Encore Boston Harbor, respectively, and $7.1 million and $2.6 million of asset abandonments and disposals at our Macau Operations and Corporate and other, respectively.

Other non-operating income and expenses

Interest expense, net of amounts capitalized, decreased $7.6 million. We capitalized interest of $34.9 million and $21.2 million in the six months ended June 30, 2026 and 2025, respectively. Interest expense, exclusive of capitalized interest, increased $6.1 million, primarily due to an increase in the weighted average interest rate from 6.08% for the six months ended June 30, 2025 to 6.18% for the six months ended June 30, 2026.

We recorded interest income of $25.9 million and $35.2 million in the six months ended June 30, 2026 and 2025, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement loss of $32.2 million and $44.5 million for the six months ended June 30, 2026 and 2025, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a gain of $90.1 million for the six months ended June 30, 2026, from change in derivatives fair value, which primarily includes a gain of $57.6 million related to foreign currency swaps and a gain of $30.6 million related to the conversion feature on the WML Convertible Bonds. We recorded a loss of $30.7 million from changes in derivatives fair value for the six months ended June 30, 2025, which includes a loss of $10.0 million related to the conversion feature on the WML Convertible Bonds and a loss of $14.6 million related to foreign currency swaps.

We recorded a $1.1 million loss on debt financing transactions for the six months ended June 30, 2025 related to the amendment of the WRF credit facility.

Income taxes

We recorded income tax expense of $26.3 million and $21.6 million for the six months ended June 30, 2026 and 2025, respectively. The increase in income tax expense for the six months ended June 30, 2026 primarily relates to U.S.-based operating profits.

Net income attributable to noncontrolling interests

We recognized net income attributable to noncontrolling interests of $72.6 million for the six months ended June 30, 2026, primarily related to the noncontrolling interests' share of net income from WML.

We recognized net income attributable to noncontrolling interests of $19.4 million for the six months ended June 30, 2025, primarily related to the noncontrolling interest's share of net income in the Retail Joint Venture.

Segment Information

As further described in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 17, "Segment Information," we use Adjusted Property EBITDAR to manage the operating results of our segments. Adjusted Property EBITDAR is net income before interest, income taxes, depreciation and amortization, pre-opening expenses, property charges and other expenses, triple-net operating lease rent expense related to Encore Boston Harbor, management and license fees, corporate expenses and other expenses (including intercompany golf course, meeting and convention, and water rights leases), stock-based compensation, change in derivatives fair value, loss on debt financing transactions and other non-operating income and expenses. Adjusted Property EBITDAR is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDAR as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDAR because it is used by some investors to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDAR as a supplement to GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDAR calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, that do not relate to the management of specific casino properties. However, Adjusted Property EBITDAR should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDAR does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, triple-net operating lease rent expense related to Encore Boston Harbor, interest payments, debt principal repayments, income taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDAR. Also, our calculation of Adjusted Property EBITDAR may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Percent Change	2026	2025	Increase/ (Decrease)	Percent Change
Wynn Palace	$201,488	$157,206	$44,282	28.2	$405,310	$319,091	$86,219	27.0
Wynn Macau	95,511	96,510	(999)	(1.0)	171,127	186,709	(15,582)	(8.3)
Las Vegas Operations	215,226	234,812	(19,586)	(8.3)	447,686	458,173	(10,487)	(2.3)
Encore Boston Harbor	56,084	63,859	(7,775)	(12.2)	106,603	121,313	(14,710)	(12.1)

Adjusted Property EBITDAR at Wynn Palace increased $44.3 million and $86.2 million for the three and six months ended June 30, 2026, respectively, largely from an increase in casino revenue partially offset by increased casino expense, inclusive of gaming taxes.

Adjusted Property EBITDAR at Wynn Macau for the three months ended June 30, 2026 was relatively consistent with the three months ended June 30, 2025. Adjusted Property EBITDAR at Wynn Macau decreased $15.6 million for the six months ended June 30, 2026, primarily due to an increase in casino expense, inclusive of gaming taxes.

Adjusted Property EBITDAR at our Las Vegas Operations for the three and six months ended June 30, 2026 decreased $19.6 million and $10.5 million, respectively, due to increased operating expenses, partially offset by increased operating revenues.

Adjusted Property EBITDAR at Encore Boston Harbor decreased $7.8 million and $14.7 million for the three and six months ended June 30, 2026, respectively, primarily due to a decrease in operating revenues of $6.4 million and $10.0 million, respectively.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Six Months Ended June 30,
Cash Flows - Summary	2026	2025
Cash flows from operating activities	$645,380	$538,836

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(332,087)	(325,197)
Investments in unconsolidated affiliates	(178,569)	(130,642)
Purchase of investments	(57,065)	—
Proceeds from maturity of investments	140,453	—
Purchase of intangible and other assets	—	(450)
Proceeds from sale of assets and other	8,380	253
Net cash used in investing activities	(418,888)	(456,036)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	200,000	752,812
Repayments of long-term debt	—	(763,125)
Repurchase of common stock	(165,539)	(377,645)
Proceeds from exercise of stock options	883	154
Distribution to noncontrolling interests	(15,918)	(12,324)
Dividends paid	(95,016)	(88,290)
Finance lease payments	(13,727)	(12,694)
Payments for financing costs	—	(5,732)
Other	(25,809)	(9,142)
Net cash used in financing activities	(115,126)	(515,986)

Effect of exchange rate on cash, cash equivalents and restricted cash	(4,067)	(8,579)
Increase (decrease) in cash, cash equivalents and restricted cash	$107,299	$(441,765)

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

During the six months ended June 30, 2026, the increase in cash flows from operating activities was largely driven by increased gaming revenue of $245.0 million at our Macau Operations as a result of higher mass market gaming volumes and $26.8 million at our Las Vegas Operations due to higher table games win, partially offset by commensurate increases in operating expenses.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the six months ended June 30, 2026, we incurred capital expenditures of $174.9 million at our Las Vegas Operations, $84.4 million at Wynn Palace, $60.5 million at Wynn Macau, and $7.1 million at Encore Boston Harbor, primarily related to enhancements at our properties and maintenance capital expenditures, and $5.3 million at Corporate and other. In addition, during the six months ended June 30, 2026, we invested $178.6 million, including $148.2 million of cash contributions, in the Al Marjan Joint Venture, purchased $57.1 million of U.S. treasuries and received proceeds of $140.5 million upon the maturity of investments.

During the six months ended June 30, 2025, we incurred capital expenditures of $106.1 million at our Las Vegas Operations, $105.4 million at Wynn Palace, $30.2 million at Wynn Macau, and $11.5 million at Encore Boston Harbor, primarily related to enhancements at our properties and maintenance capital expenditures, and $72.0 million at Corporate and other primarily related to future development projects. In addition, during the six months ended June 30, 2025, we invested $121.1 million, including $109.5 million of cash contributions, in the Al Marjan Joint Venture.

Financing Activities

During the six months ended June 30, 2026, we borrowed $200.0 million under the WRF Revolver. In addition, we repurchased 1,574,289 shares of our common stock for an aggregate cost of $165.5 million, including 1,269,765 shares of our common stock repurchased pursuant to our publicly announced equity repurchase program for an aggregate cost of $128.8 million. We also made dividend payments of $95.0 million, finance lease payments of $13.7 million, and used cash of $15.9 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

During the six months ended June 30, 2025, we received net proceeds of $752.8 million from the issuance of the WRF Term Loan due 2030 and repaid $763.1 million of aggregate principal amounts outstanding under the WRF Term Loan due 2027. In addition, during the six months ended June 30, 2025, we repurchased 4,557,009 shares of our common stock for an aggregate cost of $377.6 million, including 4,364,612 shares of our common stock repurchased pursuant to our publicly announced equity repurchase program for an aggregate cost of $358.1 million. We also made dividend payments of $88.3 million, finance lease payments of $12.7 million, and used cash of $12.3 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, investments and available revolver borrowing capacity, presented by significant financing entity as of June 30, 2026 (in thousands):

	Total Cash and Cash Equivalents	Investments(1)	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$944,779	$527,370	$1,346,487
Wynn Resorts Finance, LLC(2)	393,369	—	1,033,710
Wynn Resorts, Limited and other	235,205	—	—
Total	$1,573,353	$527,370	$2,380,197
(1)    Investments consist of U.S. treasuries and fixed deposits maturing in less than one year and exclude long-term investments of $60.4 million.
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

We are constructing the Enclave at Wynn Palace, a 432-key, all-suite hotel tower to be developed adjacent to Wynn Palace’s east entrance. The estimated project budget for the Enclave at Wynn Palace is between $900 million and $950 million, inclusive of capitalized interest. Construction is expected to begin in the second half of 2026 and span 2.5 years. Total project capital expenditures for the Enclave at Wynn Palace and other enhancements at our Macau Operations are expected to be between $350 million and $400 million during 2026 and between $750 million and $800 million during 2027. Maintenance capital expenditures at our Macau Operations are expected to be between $70 million and $80 million during 2026.

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

On June 16, 2026, WML paid a cash dividend of HK$0.223 per share on its common stock for a total U.S. dollar equivalent of approximately $149.8 million in respect of the year ended December 31, 2025. Our share of this dividend was $106.7 million.

If our portion of cash available for repatriation was repatriated on June 30, 2026, it would be subject to minimal U.S. taxes.

Wynn Resorts Finance, LLC and subsidiaries. Wynn Resorts Finance, LLC ("WRF" or "Wynn Resorts Finance") generates cash from distributions from its subsidiaries, which include our Macau Operations, Wynn Las Vegas, and Encore Boston Harbor, and capital contributions from Wynn Resorts, as required. In addition, WRF may utilize its available revolving borrowing capacity as needed. We expect to use this cash to service our WRF Credit Facilities and the WRF Senior Notes, to pay dividends or distributions to Wynn Resorts, and to fund working capital and capital expenditure requirements as needed.

We expect to make estimated project capital expenditures between $350 million and $375 million during 2026 and between $175 million and $200 million during 2027 related to enhancements at our Las Vegas Operations. We expect to make total maintenance capital expenditures at our Las Vegas Operations and Encore Boston Harbor between $90 million and $115 million, on a combined basis, during 2026.

WRF is a holding company and, as a result, its ability to pay dividends or distributions to Wynn Resorts is dependent on WRF receiving distributions from its subsidiaries. The WRF Credit Agreement contains customary negative and financial covenants, including, but not limited to, covenants that restrict WRF's ability to pay dividends or distributions and incur additional indebtedness.

Wynn Resorts, Limited and other subsidiaries. Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Resorts, Limited primarily generates cash from royalty (including intellectual property license) and management agreements with our resorts, dividends and distributions from our subsidiaries, and the operations of the Retail Joint Venture of which we own 50.1%. Fees payable by Wynn Macau SA to Wynn Resorts, Limited under its intellectual property license agreement are capped at $150.0 million for the year ending December 31, 2026. We expect to use cash held by Wynn Resorts, Limited and other to service our Retail Term Loan, to fund working capital needs of our subsidiaries, pay dividends, make required capital contributions to the Al Marjan Joint Venture, and for general corporate purposes.

During the second quarter of 2026, the Company contributed $48.1 million of cash into Wynn Al Marjan Island and Janu Al Marjan Island, a hotel and residential development operated by Aman Group, bringing our life-to-date cash contributions to $1.06 billion. We estimate our remaining 40% pro-rata share of the required equity for the development projects is between $525 million and $650 million, inclusive of capitalized interest and fees. Wynn Al Marjan Island is currently expected to open in September 2027 and Janu Al Marjan Island is expected to open in 2029.

The Company paid a cash dividend of $0.25 per share on its common stock in the quarters ended March 31, 2026 and June 30, 2026 and recorded $26.1 million and $25.8 million, respectively, against accumulated deficit.

On August 4, 2026, the Company announced that its Board of Directors declared a cash dividend of $0.25 per share, payable on August 28, 2026 to stockholders of record as of August 14, 2026.

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

In November 2024, the Company's Board of Directors authorized the Company to repurchase a total of up to $1.0 billion of the Company's outstanding shares of common stock, increasing the previously available repurchase authorization by approximately $766 million. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time. As of June 30, 2026, we had $326.1 million in repurchase authority remaining under the program.

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

Contractual Commitments

In July 2026, Palo Real Estate Company Limited ("Palo") and Wynn Macau SA, each an indirect subsidiary of the Company, accepted the terms and conditions of an amended and restated land concession contract from the Macau government (the "Amended Land Concession Contract"). The Amended Land Concession Contract permits Palo and Wynn Macau SA to expand Wynn Palace to develop a new five-star hotel, a theater and an event and entertainment center on the Cotai Land (the "Expanded Resort"). The Macau government has allocated Palo a maximum of 60 months from the date of publication of the Amended Land Concession Contract to complete development of the Expanded Resort on the Cotai Land. As acceptance of the conditions of the Amended Land Concession Contract, Palo paid an additional land premium of MOP652.3 million (approximately $80.8 million) as a one-time lump sum payment. Palo is also required to pay an additional annual rent to the Macau government. For additional information, refer to Note 15, "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies for the six months ended June 30, 2026.

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

As of June 30, 2026, approximately 81% of our long-term debt was based on fixed rates. Based on our outstanding borrowings as of June 30, 2026 and after giving effect to the interest rate swap on the Retail Term Loan, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $21.0 million.

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

The Company is a party to foreign currency swap agreements with the objective of managing foreign currency exchange rate risk associated with the outstanding U.S. dollar denominated WML Senior Notes. The foreign currency swaps exchange predetermined amounts of Hong Kong dollars for U.S. dollars at a contractual spot rate, and as of June 30, 2026, have an aggregate notional amount of $4.10 billion, and have maturities between October 2027 and August 2030. For additional information, refer to Note 7, "Derivative Instruments" of Part I in this Quarterly Report on Form 10-Q.

Based on our balances as of June 30, 2026 and after giving effect to our foreign currency swaps, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency gain/loss of $2.9 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to those risk factors during the six months ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2026 to April 30, 2026	410,098	$104.96	272,617	$372,671
May 1, 2026 to May 31, 2026	322,463	$98.21	317,638	$341,485
June 1, 2026 to June 30, 2026	153,365	$101.95	150,843	$326,116
(1)    Shares purchased in April 2026, May 2026, and June 2026 include 137,481, 4,825 and 2,522 shares, respectively, purchased in satisfaction of employee tax withholding obligations on vested restricted stock granted under our stock incentive plans. Refer to Note 13, "Stock-Based Compensation" in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional details on our stock incentive plans.
(2)    On April 20, 2016, the Company announced that the Board of Directors authorized an equity repurchase program of up to $1.0 billion of our common stock, with no expiration. On November 1, 2024, the Company's Board of Directors authorized the Company to repurchase a total of up to $1.0 billion of the Company's outstanding shares of common stock, increasing the previously available repurchase authorization by approximately $766 million. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time. Any shares acquired are expected to be held as treasury shares and available for general corporate purposes.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

None of the Company's directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the three months ended June 30, 2026.

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

10.2
First Amendment to the Land Concession Contract, published on July 22, 2026, by and among Palo Real Estate Company Limited, Wynn Resorts (Macau), S.A. and the Macau Special Administrative Region of the People's Republic of China (translated to English from traditional Chinese and Portuguese). (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on July 22, 2026.)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a–14(a) and Rule 15d–14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a–14(a) and Rule 15d–14(a).
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three and six months ended June 30, 2026 and 2025; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

*     Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: August 6, 2026	By:	/s/ Craig J. Fullalove
Craig J. Fullalove
Chief Financial Officer
(Principal Financial and Accounting Officer)