Form 10-Q
period 2026-09-30
WYNN RESORTS LTD
filed 2026-11-05
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Common stock, par value $0.01	102,551,611

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,642,156	$1,463,442
Investments	150,202	601,756
Accounts receivable, net of allowance for credit losses of $59,928 and $45,645, respectively	382,925	402,641
Inventories	92,088	88,478
Prepaid expenses and other	137,362	127,204
Total current assets	2,404,733	2,683,521
Property and equipment, net	6,684,076	6,625,922
Long-term investments	55,791	67,594
Restricted cash	95,401	96,653
Intangible assets, net	200,720	224,242
Operating lease assets	1,834,813	1,778,052
Deferred income taxes, net	386,975	409,070
Investments in unconsolidated affiliates	1,199,519	948,156
Other assets	257,685	274,907
Total assets	$13,119,713	$13,108,117
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts and construction payables	$267,306	$255,307
Customer deposits	527,975	569,603
Gaming taxes payable	161,383	215,581
Accrued compensation and benefits	210,294	245,550
Accrued interest	89,229	132,772
Current portion of long-term debt	1,159,665	9,410
Other accrued liabilities	240,770	214,955
Total current liabilities	2,656,622	1,643,178
Long-term debt	9,574,564	10,537,402
Long-term operating lease liabilities	1,621,285	1,629,117
Other long-term liabilities	252,280	329,699
Total liabilities	14,104,751	14,139,396
Commitments and contingencies (Note 15)
Stockholders' deficit:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 135,328,075 and 134,326,464 shares issued; 102,774,991 and 103,989,787 shares outstanding, respectively	1,353	1,343
Treasury stock, at cost; 32,553,084 and 30,336,677 shares, respectively	(2,844,019)	(2,621,394)
Additional paid-in capital	3,871,851	3,801,934
Accumulated other comprehensive income (loss)	7,326	(3,136)
Accumulated deficit	(1,253,977)	(1,454,239)
Total Wynn Resorts, Limited stockholders' deficit	(217,466)	(275,492)
Noncontrolling interests	(767,572)	(755,787)
Total stockholders' deficit	(985,038)	(1,031,279)
Total liabilities and stockholders' deficit	$13,119,713	$13,108,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues:
Casino	$1,050,471	$1,174,717	$3,402,992	$3,266,981
Rooms	261,499	270,484	842,183	836,058
Food and beverage	257,657	261,990	781,020	772,926
Entertainment, retail and other	119,426	126,556	376,553	395,976
Total operating revenues	1,689,053	1,833,747	5,402,748	5,271,941
Operating expenses:
Casino	674,247	705,421	2,128,301	1,983,362
Rooms	83,425	86,385	261,785	256,524
Food and beverage	226,298	231,100	691,762	656,167
Entertainment, retail and other	49,968	54,541	161,071	174,768
General and administrative	276,413	275,035	821,732	831,539
Provision for credit losses	9,023	4,505	20,010	9,254
Pre-opening	2,644	7,289	23,621	23,862
Depreciation and amortization	166,782	152,828	492,730	461,156
Property charges and other	22,031	6,154	43,322	31,631
Total operating expenses	1,510,831	1,523,258	4,644,334	4,428,263
Operating income	178,222	310,489	758,414	843,678
Other income (expense):
Interest income	12,645	16,581	38,511	51,799
Interest expense, net of amounts capitalized	(151,735)	(157,581)	(456,274)	(469,740)
Change in derivatives fair value	10,498	(13,176)	100,555	(43,827)
Loss on debt financing transactions	(5,389)	(618)	(5,389)	(1,701)
Other	(1,901)	33,868	(34,081)	(10,670)
Other income (expense), net	(135,882)	(120,926)	(356,678)	(474,139)
Income before income taxes	42,340	189,563	401,736	369,539
Provision for income taxes	(5,577)	(61,136)	(31,863)	(82,746)
Net income	36,763	128,427	369,873	286,793
Less: net income attributable to noncontrolling interests	(19,442)	(40,086)	(92,036)	(59,487)
Net income attributable to Wynn Resorts, Limited	$17,321	$88,341	$277,837	$227,306
Basic and diluted net income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$0.17	$0.86	$2.71	$2.19
Diluted	$0.17	$0.85	$2.58	$2.18
Weighted average common shares outstanding:
Basic	102,005	102,909	102,550	103,955
Diluted	102,267	103,636	103,013	104,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$36,763	$128,427	$369,873	$286,793
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	802	(16,549)	14,383	5,187
Total comprehensive income	37,565	111,878	384,256	291,980
Less: comprehensive income attributable to noncontrolling interests	(19,654)	(35,775)	(95,957)	(60,640)
Comprehensive income attributable to Wynn Resorts, Limited	$17,911	$76,103	$288,299	$231,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the three months ended September 30, 2026
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, July 1, 2026	103,405,133	$1,353	$(2,784,163)	$3,852,236	$6,736	$(1,245,613)	$(169,451)	$(737,216)	$(906,667)
Net income	—	—	—	—	—	17,321	17,321	19,442	36,763
Currency translation adjustment	—	—	—	—	590	—	590	212	802
Issuance of restricted stock	17,605	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(5,629)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(642,118)	—	(59,856)	—	—	—	(59,856)	—	(59,856)
Cash dividends declared	—	—	—	—	—	(25,685)	(25,685)	(44,067)	(69,752)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(7,834)	(7,834)
Transactions with subsidiary minority shareholders	—	—	—	772	—	—	772	(772)	—
Stock-based compensation	—	—	—	18,843	—	—	18,843	2,663	21,506
Balances, September 30, 2026	102,774,991	$1,353	$(2,844,019)	$3,871,851	$7,326	$(1,253,977)	$(217,466)	$(767,572)	$(985,038)

	For the three months ended September 30, 2025
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, July 1, 2025	103,976,829	$1,343	$(2,618,638)	$3,755,873	$10,572	$(1,590,690)	$(441,540)	$(766,434)	$(1,207,974)
Net income	—	—	—	—	—	88,341	88,341	40,086	128,427
Currency translation adjustment	—	—	—	—	(12,238)	—	(12,238)	(4,311)	(16,549)
Exercise of stock options	4,438	—	—	303	—	—	303	—	303
Issuance of restricted stock	18,356	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(8,826)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(13,517)	—	(1,864)	—	—	—	(1,864)	—	(1,864)
Cash dividends declared	—	—	—	—	—	(25,945)	(25,945)	(35,810)	(61,755)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(5,814)	(5,814)
Transactions with subsidiary minority shareholders	—	—	—	21	—	—	21	(21)	—
Stock-based compensation	—	—	—	22,880	—	—	22,880	876	23,756
Balances, September 30, 2025	103,977,280	$1,343	$(2,620,502)	$3,779,077	$(1,666)	$(1,528,294)	$(370,042)	$(771,428)	$(1,141,470)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	For the nine months ended September 30, 2026
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2026	103,989,787	$1,343	$(2,621,394)	$3,801,934	$(3,136)	$(1,454,239)	$(275,492)	$(755,787)	$(1,031,279)
Net income	—	—	—	—	—	277,837	277,837	92,036	369,873
Currency translation adjustment	—	—	—	—	10,462	—	10,462	3,921	14,383
Exercise of stock options	10,827	—	—	883	—	—	883	—	883
Issuance of restricted stock	1,042,122	10	—	5,621	—	—	5,631	—	5,631
Cancellation of restricted stock	(51,338)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(2,216,407)	—	(222,625)	—	—	—	(222,625)	—	(222,625)
Cash dividends declared	—	—	—	—	—	(77,575)	(77,575)	(87,116)	(164,691)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(23,752)	(23,752)
Transactions with subsidiary minority shareholders	—	—	—	1,704	—	—	1,704	(1,704)	—
Stock-based compensation	—	—	—	61,709	—	—	61,709	4,830	66,539
Balances, September 30, 2026	102,774,991	$1,353	$(2,844,019)	$3,871,851	$7,326	$(1,253,977)	$(217,466)	$(767,572)	$(985,038)

	For the nine months ended September 30, 2025
	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interests	Total stockholders' deficit
Balances, January 1, 2025	107,821,567	$1,336	$(2,241,607)	$3,698,800	$(5,700)	$(1,676,990)	$(224,161)	$(744,442)	$(968,603)
Net income	—	—	—	—	—	227,306	227,306	59,487	286,793
Currency translation adjustment	—	—	—	—	4,034	—	4,034	1,153	5,187
Exercise of stock options	6,700	—	—	457	—	—	457	—	457
Issuance of restricted stock	739,939	7	—	7,915	—	—	7,922	—	7,922
Cancellation of restricted stock	(20,400)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(4,570,526)	—	(378,895)	—	—	—	(378,895)	—	(378,895)
Cash dividends declared	—	—	—	—	—	(78,610)	(78,610)	(71,344)	(149,954)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(18,138)	(18,138)
Transactions with subsidiary minority shareholders	—	—	—	1,290	—	—	1,290	(1,290)	—
Stock-based compensation	—	—	—	70,615	—	—	70,615	3,146	73,761
Balances, September 30, 2025	103,977,280	$1,343	$(2,620,502)	$3,779,077	$(1,666)	$(1,528,294)	$(370,042)	$(771,428)	$(1,141,470)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$369,873	$286,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	492,730	461,156
Deferred income taxes	22,095	76,247
Stock-based compensation expense	62,845	70,901
Amortization of debt issuance costs	32,645	28,400
Loss on debt financing transactions	5,389	1,701
Provision for credit losses	20,010	9,254
Change in derivatives fair value	(82,006)	46,225
Property charges and other	84,675	45,875
Increase (decrease) in cash from changes in:
Receivables, net	22,277	(36,531)
Inventories, prepaid expenses and other	(79,056)	(12,494)
Customer deposits	(39,210)	20,828
Accounts payable and accrued expenses	(170,065)	(123,718)
Net cash provided by operating activities	742,202	874,637
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(533,687)	(489,185)
Investments in unconsolidated affiliates	(257,793)	(236,117)
Purchase of investments	(93,522)	(475,000)
Proceeds from maturity of investments	574,227	—
Purchase of intangible and other assets	—	(536)
Proceeds from sale of assets and other	9,312	1,107
Net cash used in investing activities	(301,463)	(1,199,731)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,095,500	1,752,812
Repayments of long-term debt	(884,705)	(1,763,125)
Repurchase of common stock	(223,644)	(379,661)
Proceeds from exercise of stock options	883	457
Distribution to noncontrolling interests	(23,752)	(18,138)
Dividends paid	(163,360)	(148,861)
Finance lease payments	(21,055)	(19,210)
Payments for financing costs	(12,547)	(26,446)
Other	(25,809)	(9,142)
Net cash used in financing activities	(258,489)	(611,314)
Effect of exchange rate on cash, cash equivalents and restricted cash	(4,788)	(2,487)
Cash, cash equivalents and restricted cash:
Increase (decrease) in cash, cash equivalents and restricted cash	177,462	(938,895)
Balance, beginning of period	1,560,095	2,521,793
Balance, end of period	$1,737,557	$1,582,898
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

In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 71% of Wynn Macau, Limited ("WML"), which includes the operations of the Wynn Palace and Wynn Macau resorts. The Company refers to Wynn Palace and Wynn Macau as its Macau Operations. In Las Vegas, Nevada, the Company operates and, with the exception of certain retail space, owns 100% of Wynn Las Vegas. Additionally, the Company is a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). The Company refers to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as its Las Vegas Operations. In Everett, Massachusetts, the Company operates Encore Boston Harbor, an integrated resort.

Additionally, the Company has a 40% equity interest in Island 3 AMI FZ-LLC ("Island 3"), an unconsolidated affiliate, which is constructing an integrated resort property ("Wynn Al Marjan Island") in Ras Al Khaimah, United Arab Emirates, currently expected to open in September 2027.

Note 2 -    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to a fair presentation of the results for the interim periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for any other interim period or the full fiscal year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled $459.3 million and $509.9 million for the three months ended September 30, 2026 and 2025, respectively, and $1.49 billion and $1.40 billion for the nine months ended September 30, 2026 and 2025, respectively.

Investments

As of September 30, 2026, the Company held $150.2 million and $55.8 million in U.S. treasuries (including accrued interest), recorded at amortized cost within Investments and Long-term investments, respectively, in the Condensed Consolidated Balance Sheets. The estimated fair value of the Company's U.S. treasuries as of September 30, 2026 was approximately $205.1 million, as determined based on quoted market prices in active markets (Level 1 inputs), and the unrecognized holding loss was $0.9 million.

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

As of the balance sheet date, the Company evaluates whether the unrealized losses are attributable to credit losses or other factors. The Company considers the severity of the decline in value, creditworthiness of the issuer and other relevant factors and records an allowance for credit losses, limited to the excess of amortized cost over fair value, with a corresponding charge to earnings. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. During the three and nine months ended September 30, 2026 and 2025, the Company recorded no allowance for credit losses related to its investments.

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

The Company records its share of income and loss on investments in unconsolidated affiliates as a component of Operating income within the Company's accompanying Condensed Consolidated Statements of Operations, as the Company's investments in unconsolidated affiliates are an extension of the Company's core business operations. The Company recognized a loss on investments in unconsolidated affiliates of $0.2 million and $7.1 million for the three months ended September 30, 2026 and 2025, respectively, and $16.5 million and $16.6 million for the nine months ended September 30, 2026 and 2025, respectively, recorded in Pre-opening expenses within the Company's accompanying Condensed Consolidated Statements of Operations.

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

Note 3 -    Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents:
Cash(1)	$1,372,289	$1,297,417
Cash equivalents(2)	269,867	166,025
Total cash and cash equivalents	1,642,156	1,463,442
Restricted cash(3)	95,401	96,653
Total cash, cash equivalents and restricted cash	$1,737,557	$1,560,095
(1)    Cash consists of cash on hand and bank deposits.
(2)    Cash equivalents consist of bank time deposits, U.S. government treasuries and money market funds and excludes $150.2 million and $601.8 million of short-term investments as of September 30, 2026 and December 31, 2025, respectively, as described in Note 2, "Basis of Presentation and Significant Accounting Policies."
(3)    Restricted cash consists of cash subject to certain contractual restrictions, cash collateral associated with obligations and cash held in trusts in accordance with WML's share award plans, and as of September 30, 2026 and December 31, 2025 includes $86.6 million and $87.3 million, respectively, in the form of a first demand bank guarantee in favor of the Macau government to support the legal and contractual obligations of Wynn Resorts (Macau) S.A. ("Wynn Macau SA") through the term of Wynn Macau SA's gaming concession contract.

The following table presents the supplemental cash flow disclosures of the Company (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for interest, net of amounts capitalized	$468,582	$470,288
Liability settled with shares of common stock	$5,631	$7,922
Accounts and construction payables related to property and equipment	$134,218	$77,008
Finance lease liabilities arising from obtaining finance lease assets	$5,748	$39,573
Liabilities arising from obtaining investments	$25,191	$—
Liabilities arising from obtaining property and equipment	$—	$21,400

Note 4 -    Receivables, net

Accounts Receivable and Credit Risk

Receivables, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Casino	$300,398	$309,500
Hotel	47,576	44,259
Other	94,879	94,527
	442,853	448,286
Less: allowance for credit losses	(59,928)	(45,645)
	$382,925	$402,641

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of September 30, 2026 and December 31, 2025, approximately 71.7% and 77.5%, respectively, of the Company's markers were due from customers residing outside the U.S., primarily in Asia. Business or economic conditions or other significant events in the countries in which the Company's customers reside could affect the collectability of such receivables.

The Company’s allowance for casino credit losses was 18.7% and 14.3% of gross casino receivables as of September 30, 2026 and December 31, 2025, respectively. Although the Company believes that its allowance is adequate, it is possible the estimated amounts of cash collections with respect to receivables could change. The Company’s allowances for credit losses from its hotel and other receivables were not material.

The following table shows the movement in the Company's allowance for credit losses recognized for receivables that occurred during the periods presented (in thousands):

	September 30,
	2026	2025
Balance at beginning of year	$45,645	$37,694
Provision for credit losses	20,010	9,254
Write-offs	(9,255)	(7,839)
Recoveries of receivables previously written off	3,692	6,130
Effect of exchange rate	(164)	(32)
Balance at end of period	$59,928	$45,207

Note 5 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Buildings and improvements	$8,807,453	$8,708,210
Land and improvements	1,240,487	1,226,834
Furniture, fixtures and equipment	3,767,366	3,662,869
Airplanes	187,597	187,597
Construction in progress	532,236	350,286
	14,535,139	14,135,796
Less: accumulated depreciation	(7,851,063)	(7,509,874)
	$6,684,076	$6,625,922

As of September 30, 2026, construction in progress consisted primarily of costs capitalized for capital enhancements at the Company's properties, including room remodels at the Company's Las Vegas Operations and expanded entertainment and event space at Wynn Palace. As of December 31, 2025, construction in progress primarily included capitalized costs for new food and beverage offerings at our Las Vegas Operations and the expansion of entertainment and event space at Wynn Palace.

Depreciation expense for the three months ended September 30, 2026 and 2025 was $147.3 million and $139.5 million, respectively, and depreciation expense for the nine months ended September 30, 2026 and 2025 was $447.1 million and $422.2 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Macau Related:
WM Cayman II Revolver, due 2028(1)	$1,142,183	$1,149,597
WML 5 1/2% Senior Notes, due 2027	750,000	750,000
WML 5 5/8% Senior Notes, due 2028	1,350,000	1,350,000
WML 5 1/8% Senior Notes, due 2029	1,000,000	1,000,000
WML 6 3/4% Senior Notes, due 2034	1,000,000	1,000,000
WML 4 1/2% Convertible Bonds, due 2029(2)(3)	600,000	600,000

U.S. and Corporate Related:
WRF Credit Facilities(4):
WRF Term Loan, due 2030	748,107	752,813
WRF Revolver, due 2030	200,000	—
WLV 5 1/4% Senior Notes, due 2027	—	880,000
WRF 5 1/8% Senior Notes, due 2029	750,000	750,000
WRF 7 1/8% Senior Notes, due 2031	1,000,000	1,000,000
WRF 6 1/4% Senior Notes, due 2033	800,000	800,000
WRF 6 7/8% Senior Notes, due 2035	900,000	—
Retail Term Loan, due 2027(5)	600,000	600,000
	10,840,290	10,632,410
WML Convertible Bond Conversion Option Derivative(2)	858	32,586
Less: Unamortized debt issuance costs and original issue discounts and premium, net	(106,919)	(118,184)
	10,734,229	10,546,812
Less: Current portion of long-term debt	(1,159,665)	(9,410)
Total long-term debt, net of current portion	$9,574,564	$10,537,402
(1)    As of September 30, 2026, the borrowings under the WM Cayman II Revolver bear interest at the term secured overnight financing rate ("Term SOFR") plus a credit adjustment spread of 0.10% or the Hong Kong Interbank Offered Rate ("HIBOR"), in each case plus a margin of 1.875% to 2.875% per annum based on WM Cayman II’s leverage ratio on a consolidated basis. Approximately $239.1 million and $903.1 million of the WM Cayman II Revolver bears interest at a rate of Term SOFR plus 1.975% per year and HIBOR plus 1.875% per year, respectively. As of September 30, 2026, the weighted average interest rate was approximately 5.09%. As of September 30, 2026, the available borrowing capacity under the WM Cayman II Revolver was $1.35 billion.
(2)    The net carrying amount of the WML Convertible Bonds, together with the WML Convertible Bond Conversion Option Derivative, is included in Current portion of long-term debt as of September 30, 2026. WML may be required to redeem all or a portion of the WML Convertible Bonds at the option of bond holders on March 7, 2027.
(3)    As of September 30, 2026, the net carrying amount of the WML Convertible Bonds was $536.1 million, with unamortized debt discount and debt issuance costs of $63.9 million. The Company recorded contractual interest expense of $6.8 million in each of the three months ended September 30, 2026 and 2025 and amortization of discounts and issuance costs of $5.8 million and $5.3 million during the three months ended September 30, 2026 and 2025, respectively, and contractual interest expense of $20.3 million in each of the nine months ended September 30, 2026 and 2025 and amortization of discounts and issuance costs of $16.9 million and $15.4 million during the nine months ended September 30, 2026 and 2025, respectively.
(4)    The WRF Term Loan and WRF Revolver bear interest at a rate of Term SOFR plus 1.50% and 1.75% per year, respectively. As of September 30, 2026, the weighted average interest rate was approximately 5.44%. Additionally, as of September 30, 2026, the available borrowing capacity under the WRF Revolver was $1.03 billion, net of $15.3 million in outstanding letters of credit.
(5)    The Retail Term Loan bears interest at a rate of adjusted daily simple secured overnight financing rate ("SOFR") plus 2.15% per year. As of September 30, 2026, the effective interest rate was 5.54%.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
WRF Senior Notes

In September 2026, WRF and its subsidiary Wynn Resorts Capital Corp. (together the "WRF Issuers") issued $900.0 million aggregate principal amount of 6 7/8% Senior Notes due 2035 (the "2035 WRF Senior Notes") pursuant to an indenture among the WRF Issuers, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. WRF used the net proceeds from the issuance of the 2035 WRF Senior Notes, along with cash on hand, to: i) redeem in full the outstanding principal amount of the Wynn Las Vegas 5 1/4% Senior Notes due 2027 (the "2027 WLV Senior Notes") in accordance with the terms and conditions of the 2027 WLV Senior Notes' indenture; and ii) pay fees and expenses related to the issuance of the 2035 WRF Senior Notes and the redemption of the 2027 WLV Senior Notes. In connection with the issuance of the 2035 WRF Senior Notes, the Company recorded $4.5 million of original issue discount and $9.2 million of debt issuance costs within the Condensed Consolidated Balance Sheet.

WLV Senior Notes

In September 2026, Wynn Las Vegas redeemed $900.0 million aggregate principal amount of its 2027 WLV Senior Notes at a price equal to 100.00% of the principal amount, plus a "make-whole" amount and accrued interest, in accordance with the terms and conditions of its indenture. Included in the $900.0 million redemption was $20.0 million aggregate principal amount of 2027 WLV Senior Notes held by Wynn Resorts. In connection with the redemption of the 2027 WLV Senior Notes, the Company recognized a loss on debt financing transactions of $5.4 million within the accompanying Condensed Consolidated Statement of Operations.

Debt Covenant Compliance

As of September 30, 2026, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt as of September 30, 2026 and December 31, 2025 was approximately $10.62 billion and $10.74 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $10.84 billion and $10.63 billion, respectively. The estimated fair value of the Company's long-term debt is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs).

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

	September 30, 2026		December 31, 2025
WML stock price	HK$	5.34	HK$	5.94
Estimated volatility	19.4%		29.2%
Risk-free interest rate	4.2%		2.7%
Expected term (years)	2.4		3.2
Dividend yield(1)	0.0%		0.0%
(1)    Dividend yield is assumed to be zero in the lattice model used to value the WML Convertible Bond Conversion Option Derivative, due to a dividend protection feature in the WML Convertible Bond Agreement.

The estimated fair value of the embedded derivative was $0.9 million recorded in Current portion of long-term debt and $32.6 million recorded in Long-term debt in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. In connection with the change in fair value, the Company recorded a gain of

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
$1.1 million and a loss of $18.5 million for the three months ended September 30, 2026 and 2025, respectively, and a gain of $31.7 million and a loss of $28.5 million for the nine months ended September 30, 2026 and 2025, respectively, within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Operations.

Foreign Currency Swaps

The Company enters into foreign currency swap agreements (the "Foreign Currency Swaps") with the objective of managing foreign currency exchange rate risk associated with the outstanding U.S. dollar denominated WML Senior Notes. The Foreign Currency Swaps exchange predetermined amounts of Hong Kong dollars for U.S. dollars at a contractual spot rate, and as of September 30, 2026, have an aggregate notional amount of $4.10 billion, and have maturities between October 2027 and August 2030.

As of September 30, 2026, the net fair value of the Foreign Currency Swaps was an asset of $20.5 million, with $20.1 million recorded in Prepaid expenses and other, $1.9 million recorded in Other assets and $1.5 million recorded in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2025, the net fair value of the Foreign Currency Swaps was a liability of $36.0 million, with $17.0 million recorded in Prepaid expenses and other and $53.0 million recorded in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

The fair values of the Foreign Currency Swaps were estimated based on discounted future cash flows, incorporating foreign currency spot rates and market yield curves (Level 2 inputs). Gains and losses on the Foreign Currency Swaps are recorded in earnings, as these instruments are not designated as hedges. The Company recorded a gain of $17.5 million and $6.1 million in the three months ended September 30, 2026 and 2025, respectively, and a gain of $75.1 million and a loss of $8.4 million in the nine months ended September 30, 2026 and 2025, respectively, within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Operations.

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

During the three and nine months ended September 30, 2026, the Company repurchased 627,475 and 1,897,240 shares of its common stock at average prices of $92.61 and $98.50 per share, respectively, for an aggregate cost of $58.1 million and $186.9 million, respectively, under the equity repurchase program. During the three and nine months ended September 30, 2025, the Company repurchased 600 and 4,365,212 shares of its common stock at average prices of $99.27 and $82.06 per share for an aggregate cost of $0.1 million and $358.2 million, respectively, under the equity repurchase program. As of September 30, 2026, the Company had $268.0 million in repurchase authority remaining under the program.

Dividends

The Company paid a cash dividend of $0.25 per share on its common stock during each of the three month periods ended March 31, 2026, June 30, 2026 and September 30, 2026 and recorded $26.1 million, $25.8 million and $25.7 million against accumulated deficit, respectively. The Company paid a cash dividend of $0.25 per share on its common stock during each of the three month periods ended March 31, 2025, June 30, 2025 and September 30, 2025 and recorded $26.6 million, $26.1 million and $25.9 million against accumulated deficit, respectively.

On November 5, 2026, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on November 30, 2026 to stockholders of record as of November 16, 2026.

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

On September 24, 2026, WML paid a cash dividend of HK$0.223 per share on its common stock for a total U.S. dollar equivalent of approximately $150.7 million. The Company's share of this dividend was $106.6 million, and the noncontrolling interest holders' share of this dividend was $44.1 million.

WML Securities Lending Agreement

In connection with the offering of the WML Convertible Bonds, WM Cayman Holdings I Limited ("WM Cayman I"), a wholly owned subsidiary of the Company and holder of our approximate 71% ownership interest in WML, entered into a stock borrowing and lending agreement with Goldman Sachs International (the "WML Stock Borrower") in March 2023 (the "Securities Lending Agreement"), pursuant to which WM Cayman I has agreed to lend to the WML Stock Borrower up to 459,774,985 of its ordinary share holdings in WML, upon and subject to the terms and conditions in the Securities Lending Agreement. WM Cayman I may, at its sole discretion, terminate any stock loan by giving the WML Stock Borrower no less than five business days' notice. The Securities Lending Agreement terminates on the date on which the WML Convertible Bonds have been redeemed, or converted in full, whichever is the earlier. As of the date of this report, the WML Stock Borrower held 79,774,985 WML shares under the Securities Lending Agreement.

Retail Joint Venture

The Retail Joint Venture made aggregate distributions of $7.8 million and $5.8 million during the three months ended September 30, 2026 and 2025, respectively, and $23.8 million and $18.1 million during the nine months ended September 30, 2026 and 2025, respectively, to its noncontrolling interest holder. For more information on the Retail Joint Venture, see Note 16, "Retail Joint Venture."

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9 - Fair Value Measurements

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	September 30, 2026	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$269,867	$16,011	$253,856	$—
Restricted cash	$95,401	$4,386	$91,015	$—
Foreign Currency Swaps (see Note 7)	$22,042	$—	$22,042	$—
Interest rate swap	$1,411	$—	$1,411	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$858	$—	$—	$858
Foreign Currency Swaps (see Note 7)	$1,501	$—	$1,501	$—
Interest rate equity contribution agreement (see Note 15)	$17,881	$—	$—	$17,881

		Fair Value Measurements Using:
	December 31, 2025	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$166,025	$6,544	$159,481	$—
Restricted cash	$96,653	$6,631	$90,022	$—
Fixed deposits	$475,000	$—	$475,000	$—
Foreign Currency Swaps (see Note 7)	$16,980	$—	$16,980	$—
Interest rate swap	$124	$—	$124	$—

Liabilities:
WML Convertible Bond Conversion Option Derivative (see Note 7)	$32,586	$—	$—	$32,586
Foreign Currency Swaps (see Note 7)	$53,036	$—	$53,036	$—
Interest rate swap	$268	$—	$268	$—

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 10 - Customer Contract Liabilities

In providing goods and services to its customers, there is often a timing difference between the Company receiving cash and the Company recording revenue for providing services or holding events.
The Company's primary liabilities associated with customer contracts are as follows (in thousands):

	September 30, 2026	December 31, 2025	Increase / (decrease)	September 30, 2025	December 31, 2024	Increase / (decrease)
Casino outstanding chips and front money deposits(1)	$403,018	$467,994	$(64,976)	$423,005	$409,928	$13,077
Advance room deposits and ticket sales(2)	105,848	77,569	28,279	86,643	84,460	2,183
Other gaming-related liabilities(3)	12,439	15,519	(3,080)	13,268	15,458	(2,190)
Loyalty program and related liabilities(4)	32,997	32,279	718	31,865	29,489	2,376
	$554,302	$593,361	$(39,059)	$554,781	$539,335	$15,446
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

Note 11 - Stock-Based Compensation

The total compensation cost for stock-based compensation plans was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Casino	$5,506	$2,736	$9,811	$7,965
Rooms	687	1,906	3,398	4,778
Food and beverage	1,648	4,890	9,295	12,876
Entertainment, retail and other	180	694	1,181	1,653
General and administrative	12,184	12,438	39,160	43,629
Total stock-based compensation expense	20,205	22,664	62,845	70,901
Total stock-based compensation capitalized	1,329	1,407	4,011	4,285
Total stock-based compensation costs	$21,534	$24,071	$66,856	$75,186

Note 12 - Income Taxes

The Company recorded income tax expense of $5.6 million and $61.1 million for the three months ended September 30, 2026 and 2025, respectively, and income tax expense of $31.9 million and $82.7 million for the nine months ended September 30, 2026 and 2025, respectively, primarily related to its U.S.-based operating profits.

The difference between the statutory tax rate of 21% and the effective tax rate of 7.9% for the nine months ended September 30, 2026 is due to the exemption from Macau's 12% Complementary Tax on casino gaming profits earned by Wynn Macau SA.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Wynn Resorts, Limited - basic	$17,321	$88,341	$277,837	$227,306
Effect of dilutive securities of Wynn Resorts, Limited subsidiaries:
Assumed conversion of WML Convertible Bonds(1)	—	—	(12,101)	—
Net income attributable to Wynn Resorts, Limited - diluted	$17,321	$88,341	$265,736	$227,306

Denominator:
Weighted average common shares outstanding	102,005	102,909	102,550	103,955
Potential dilutive effect of stock options, nonvested, and performance nonvested shares	262	727	463	418
Weighted average common and common equivalent shares outstanding	102,267	103,636	103,013	104,373

Net income attributable to Wynn Resorts, Limited per common share, basic	$0.17	$0.86	$2.71	$2.19
Net income attributable to Wynn Resorts, Limited per common share, diluted	$0.17	$0.85	$2.58	$2.18

Anti-dilutive stock options, nonvested, and performance nonvested shares excluded from the calculation of diluted net income per share	391	283	400	399
(1)    The assumed conversion of the WML Convertible Bonds had an anti-dilutive impact for the three months ended September 30, 2026 and for the three and nine months ended September 30, 2025.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14 - Leases
Lessor Arrangements

The following table presents the minimum and contingent operating lease income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Minimum rental income	$40,050	$38,114	$112,699	$110,263
Contingent rental income	13,629	13,593	48,968	45,114
Total rental income	$53,679	$51,707	$161,667	$155,377

Note 15 - Commitments and Contingencies

Litigation

The Company and its affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations, and cash flows.

Al Marjan Island Funding Commitments

In connection with the construction of Wynn Al Marjan Island and surrounding developments, including Janu Al Marjan Island, a hotel and residential development to be operated by Aman Group, the Company is required to contribute capital to the Al Marjan Joint Venture to fund 40% of the project design and development costs in exchange for a pro-rata share of equity. During the three and nine months ended September 30, 2026, the Company contributed $62.2 million and $210.4 million of cash into the Al Marjan Joint Venture, bringing our life-to-date cash contributions to $1.12 billion. The remaining 40% pro-rata share of the required cash contributions for Wynn Al Marjan Island, including Janu Al Marjan Island, is currently estimated to be between $465 million and $590 million inclusive of capitalized interest and fees.

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

Interest Rate Equity Contribution Agreement

In July 2026, the Al Marjan Guarantors entered into an interest rate equity contribution agreement ("IRECA") in favor of the Borrower and the Secured Parties which requires the Al Marjan Guarantors to make pro-rata equity contributions to the Borrower in the event there are Hedging Shortfalls, as defined below. Pursuant to the Al Marjan Facility Agreement, the Borrower is required to enter into interest rate hedging agreements with notional amounts equal to 75% of the aggregate principal amount of indebtedness then outstanding under the Al Marjan Facility (the "Hedging Requirement"). To the extent that the Borrower's interest rate hedging agreements are insufficient to cover the Hedging Requirement, the IRECA requires the Al Marjan Guarantors to provide financial support in the form of equity contributions to the Borrower for unhedged amounts

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
when the Emirates Interbank Offered Rate or the Term SOFR rate exceeds 5.0% and 4.5%, respectively (the "Hedging Shortfalls").

The Company accounts for its pro-rata portion of obligations under the IRECA as a derivative and reports it at fair value as of the end of each reporting period, with changes recognized in the statements of operations. The initial fair value of the IRECA was $10.0 million and is recorded within Investments in unconsolidated affiliates. The Company estimates the fair value of the IRECA using a combination of observable (Level 2) and unobservable (Level 3) inputs, including forecasted draws and hedging transactions of the Borrower, forward interest rate curves, discount rates and interest rate volatility. As of September 30, 2026, the estimated fair value of the IRECA was a liability of $17.9 million, with $0.7 million and $17.2 million recorded in Other accrued liabilities and Other long-term liabilities, respectively. The Company recorded a loss of $7.9 million for the three and nine months ended September 30, 2026 within Change in derivatives fair value in the accompanying Condensed Consolidated Statements of Operations.

DCP Completion Guarantee and Share Pledge

In February 2026, DCP AMI 3 FZ-LLC ("DCP"), an unconsolidated affiliate included in the Al Marjan Joint Venture, entered into a financing agreement for a U.S. dollar equivalent of approximately $45.1 million (the "DCP Financing"). DCP will construct and operate a district cooling plant serving Wynn Al Marjan Island and surrounding developments. In connection with the DCP Financing, the Al Marjan Guarantors entered into a completion guarantee, pursuant to which the Al Marjan Guarantors may be required to fund shortfalls necessary to achieve practical completion of the cooling plant by September 30, 2026. As of September 30, 2026, practical completion has been achieved and the cooling plant is operational. Pursuant to a shareholder side letter, the Al Marjan Guarantors are required to pledge their equity interests in DCP as collateral for the DCP Financing. As of September 30, 2026, the Company's investment in DCP was $18.4 million and is presented in Investments in unconsolidated affiliates in the Condensed Consolidated Balance Sheet.

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

The Amended Land Concession Contract permits Palo and Wynn Macau SA to expand Wynn Palace to develop a new five-star hotel, a theater and an event and entertainment center on the Cotai Land (the "Expanded Resort"). The Macau government has allocated Palo a maximum of 60 months from the date of publication of the Amended Land Concession Contract to complete development of the Expanded Resort on the Cotai Land. Upon acceptance of the conditions of the Amended Land Concession Contract, Palo paid an additional land premium of MOP652.3 million (approximately $80.8 million) as a one-time lump sum payment. Palo is also required to pay an additional annual rent to the Macau government, resulting in a total annual rent of MOP9.5 million (approximately $1.2 million) for the Expanded Resort. The rent for the Expanded Resort may be reviewed by the Macau government every five years since the date of publication of the Amended Land Concession Contract. Palo also provided the Macau government with an additional guarantee by means of a deposit or bank guarantee for an amount equal to the annual rent payable under the Amended Land Concession Contract.

Macau Government Investment Fund

In October 2026, Wynn Macau SA and Macau Project Management (No. 2) Limited, a limited liability company established by the Macau government, entered into a subscription agreement (the "Subscription Agreement"), pursuant to which Wynn Macau SA agreed to commit capital investments of up to MOP1.37 billion (approximately $168.9 million) to the Macau SAR Government Guidance Fund No. 2, Limited Partnership Fund (the "Fund"), which was established by the Macau government to support Macau's economic diversification. The amounts to be contributed to the Fund, pursuant to the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Subscription Agreement and the limited partnership agreement, will constitute non-gaming investment and be applied towards Wynn Macau SA's committed investment obligations under Wynn Macau SA's gaming concession contract.

Note 16 - Retail Joint Venture

As of September 30, 2026 and December 31, 2025, the Retail Joint Venture had total assets of $97.6 million and $96.5 million, respectively, and total liabilities of $608.4 million and $607.3 million, respectively. As of September 30, 2026 and December 31, 2025, the Retail Joint Venture's liabilities included long-term debt of $599.1 million and $598.4 million, respectively, net of debt issuance costs, related to the outstanding borrowings under the Retail Term Loan.

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

The following tables present the Company's segment information (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2026
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Total
Operating revenues
Casino	$495,808	$286,086	$123,379	$145,198	$1,050,471
Rooms	36,048	20,628	181,827	22,996	261,499
Food and beverage	31,375	16,748	193,976	15,558	257,657
Entertainment, retail and other(1)	20,540	11,966	75,972	10,948	119,426
Total segment operating revenues	583,771	335,428	575,154	194,700	1,689,053

Cost of revenue(2)	159,998	105,560	400,145	102,315
Gaming taxes(3)	258,011	140,354	16,191	42,249
Segment Adjusted Property EBITDAR(4)	$165,762	$89,514	$158,818	$50,136	$464,230

Pre-opening					2,644
Depreciation and amortization					166,782
Property charges and other					22,031
Corporate expense and other					39,024
Stock-based compensation					20,205
Triple-net operating lease expense					35,322
Operating income					178,222

Other non-operating income and expenses
Interest income					12,645
Interest expense, net of amounts capitalized					(151,735)
Change in derivatives fair value					10,498
Loss on debt financing transactions					(5,389)
Other					(1,901)
Total other non-operating income and expenses					(135,882)
Income before income taxes					42,340
Provision for income taxes					(5,577)
Net income					36,763
Net income attributable to noncontrolling interests					(19,442)
Net income attributable to Wynn Resorts, Limited					$17,321

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2025
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Total
Operating revenues
Casino	$542,439	$314,489	$161,576	$156,213	$1,174,717
Rooms	37,396	21,149	186,712	25,227	270,484
Food and beverage	33,293	17,343	192,544	18,810	261,990
Entertainment, retail and other(1)	22,344	12,532	80,180	11,500	126,556
Total segment operating revenues	635,472	365,513	621,012	211,750	1,833,747

Cost of revenue(2)	150,112	102,680	398,718	107,077
Gaming taxes(3)	285,078	154,835	18,881	46,279
Segment Adjusted Property EBITDAR(4)	$200,282	$107,998	$203,413	$58,394	$570,087

Pre-opening					7,289
Depreciation and amortization					152,828
Property charges and other					6,154
Corporate expense and other					35,721
Stock-based compensation					22,664
Triple-net operating lease expense					34,942
Operating income					310,489

Other non-operating income and expenses
Interest income					16,581
Interest expense, net of amounts capitalized					(157,581)
Change in derivatives fair value					(13,176)
Loss on debt financing transactions					(618)
Other					33,868
Total other non-operating income and expenses					(120,926)
Income before income taxes					189,563
Provision for income taxes					(61,136)
Net income					128,427
Net income attributable to noncontrolling interests					(40,086)
Net income attributable to Wynn Resorts, Limited					$88,341

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2026
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Total
Operating revenues
Casino	$1,625,081	$863,544	$459,674	$454,693	$3,402,992
Rooms	109,870	62,855	602,520	66,938	842,183
Food and beverage	96,195	52,779	578,392	53,654	781,020
Entertainment, retail and other(1)	65,362	37,188	239,645	34,358	376,553
Total segment operating revenues	1,896,508	1,016,366	1,880,231	609,643	5,402,748

Cost of revenue(2)	468,711	321,971	1,218,977	320,230
Gaming taxes(3)	856,725	433,754	54,750	132,674
Segment Adjusted Property EBITDAR(4)	$571,072	$260,641	$606,504	$156,739	$1,594,956

Pre-opening					23,621
Depreciation and amortization					492,730
Property charges and other					43,322
Corporate expense and other					108,043
Stock-based compensation					62,845
Triple-net operating lease expense					105,981
Operating income					758,414

Other non-operating income and expenses
Interest income					38,511
Interest expense, net of amounts capitalized					(456,274)
Change in derivatives fair value					100,555
Loss on debt financing transactions					(5,389)
Other					(34,081)
Total other non-operating income and expenses					(356,678)
Income before income taxes					401,736
Provision for income taxes					(31,863)
Net income					369,873
Net income attributable to noncontrolling interests					(92,036)
Net income attributable to Wynn Resorts, Limited					$277,837

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2025
	Wynn Palace	Wynn Macau	Las Vegas Operations	Encore Boston Harbor	Total
Operating revenues
Casino	$1,435,245	$883,419	$471,071	$477,246	$3,266,981
Rooms	112,492	66,188	590,561	66,817	836,058
Food and beverage	95,477	53,155	566,847	57,447	772,926
Entertainment, retail and other(1)	67,828	36,524	256,451	35,173	395,976
Total segment operating revenues	1,711,042	1,039,286	1,884,930	636,683	5,271,941

Cost of revenue(2)	428,523	304,086	1,167,611	317,822
Gaming taxes(3)	763,146	440,493	55,733	139,154
Segment Adjusted Property EBITDAR(4)	$519,373	$294,707	$661,586	$179,707	$1,655,373

Pre-opening					23,862
Depreciation and amortization					461,156
Property charges and other					31,631
Corporate expense and other					118,748
Stock-based compensation					70,901
Triple-net operating lease expense					105,397
Operating income					843,678

Other non-operating income and expenses
Interest income					51,799
Interest expense, net of amounts capitalized					(469,740)
Change in derivatives fair value					(43,827)
Loss on debt financing transactions					(1,701)
Other					(10,670)
Total other non-operating income and expenses					(474,139)
Income before income taxes					369,539
Provision for income taxes					(82,746)
Net income					286,793
Net income attributable to noncontrolling interests					(59,487)
Net income attributable to Wynn Resorts, Limited					$227,306
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital expenditures
Macau Operations:
Wynn Palace	$40,375	$27,009	$124,749	$132,400
Wynn Macau	9,659	18,526	70,121	48,775
Total Macau Operations	50,034	45,535	194,870	181,175
Las Vegas Operations	139,209	82,756	314,141	188,844
Encore Boston Harbor	9,055	6,416	16,112	17,903
Corporate and other	3,302	29,281	8,564	101,263
Total	$201,600	$163,988	$533,687	$489,185

	September 30, 2026	December 31, 2025
Assets
Macau Operations:
Wynn Palace	$2,789,968	$2,817,363
Wynn Macau	1,138,868	1,329,671
Other Macau	945,638	1,013,979
Total Macau Operations	4,874,474	5,161,013
Las Vegas Operations	3,435,733	3,252,007
Encore Boston Harbor	1,915,358	1,946,783
Corporate and other	2,894,148	2,748,314
Total	$13,119,713	$13,108,117

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

Overview

We are a designer, developer, and operator of integrated resorts featuring luxury hotel rooms, high-end retail space, an array of dining and entertainment options, meeting and convention facilities, and gaming, all supported by an unparalleled focus on our guests, our people, and our community. Through our approximately 71% ownership of Wynn Macau, Limited ("WML"), our concessionaire Wynn Resorts (Macau) S.A. ("Wynn Macau SA") operates two integrated resorts in the Macau Special Administrative Region of the People's Republic of China ("Macau"), Wynn Palace and Wynn Macau (collectively, our "Macau Operations"). In Las Vegas, Nevada, we operate and, with the exception of certain retail space, own 100% of Wynn Las Vegas. We are a 50.1% owner and managing member of a joint venture that owns and leases certain retail space at Wynn Las Vegas (the "Retail Joint Venture"). We refer to Wynn Las Vegas, Encore, an expansion at Wynn Las Vegas, and the Retail Joint Venture as our Las Vegas Operations. In Everett, Massachusetts, we operate Encore Boston Harbor, an integrated resort.

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

Results of Operations

Summary of third quarter 2026 results

The following table summarizes our financial results for the periods presented (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change	2026	2025	Increase/ (Decrease)	Percent Change
Operating revenues	$1,689,053	$1,833,747	$(144,694)	(7.9)	$5,402,748	$5,271,941	$130,807	2.5
Net income attributable to Wynn Resorts, Limited	17,321	88,341	(71,020)	(80.4)	277,837	227,306	50,531	22.2
Diluted net income per share	0.17	0.85	(0.68)	(80.0)	2.58	2.18	0.40	18.3

The decrease in operating revenues for the three months ended September 30, 2026 was primarily due to a decrease in casino revenues of $124.2 million, largely driven by lower gaming volumes across all of our properties.

The decrease in net income attributable to Wynn Resorts, Limited for the three months ended September 30, 2026 was primarily attributable to a $132.3 million decrease in operating income, largely due to lower casino revenues partially offset by lower casino expenses. This decrease was partially offset by a decrease in the provision for income taxes, which was $5.6 million in the three months ended September 30, 2026 compared to $61.1 million in the three months ended September 30, 2025.

Financial results for the three months ended September 30, 2026 compared to the three months ended September 30, 2025

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$583,771	$635,472	$(51,701)	(8.1)
Wynn Macau	335,428	365,513	(30,085)	(8.2)
Total Macau Operations	919,199	1,000,985	(81,786)	(8.2)
Las Vegas Operations	575,154	621,012	(45,858)	(7.4)
Encore Boston Harbor	194,700	211,750	(17,050)	(8.1)
	$1,689,053	$1,833,747	$(144,694)	(7.9)

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$1,050,471	$1,174,717	$(124,246)	(10.6)
Non-casino revenues:
Rooms	261,499	270,484	(8,985)	(3.3)
Food and beverage	257,657	261,990	(4,333)	(1.7)
Entertainment, retail and other	119,426	126,556	(7,130)	(5.6)
Total non-casino revenues	638,582	659,030	(20,448)	(3.1)
	$1,689,053	$1,833,747	$(144,694)	(7.9)

Casino revenues for the three months ended September 30, 2026 were 62.2% of operating revenues, compared to 64.1% for the same period of 2025. Non-casino revenues for the three months ended September 30, 2026 were 37.8% of operating revenues, compared to 35.9% for the same period of 2025.

Casino revenues

Casino revenues decreased primarily due to lower gaming volumes across all of our properties.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Three Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$495,808	$542,439	$(46,631)	(8.6)
VIP:
Average number of table games	48	52	(4)	(7.7)
VIP turnover	$2,794,816	$3,261,314	$(466,498)	(14.3)
VIP table games win	$106,876	$152,478	$(45,602)	(29.9)
VIP win as a % of turnover	3.82%	4.68%	(0.86)
Table games win per unit per day	$24,323	$32,401	$(8,078)	(24.9)
Mass market:
Average number of table games	286	247	39	15.8
Table drop	$1,791,654	$2,057,789	$(266,135)	(12.9)
Table games win	$462,711	$465,683	$(2,972)	(0.6)
Table games win %	25.8%	22.6%	3.2
Table games win per unit per day	$17,587	$20,714	$(3,127)	(15.1)
Average number of slot machines	711	653	58	8.9
Slot machine handle	$711,487	$710,156	$1,331	0.2
Slot machine win	$29,897	$30,482	$(585)	(1.9)
Slot machine win per unit per day	$457	$513	$(56)	(10.9)
Wynn Macau:
Total casino revenues	$286,086	$314,489	$(28,403)	(9.0)
VIP:
Average number of table games	11	17	(6)	(35.3)
VIP turnover	$470,355	$1,019,346	$(548,991)	(53.9)
VIP table games win	$22,940	$29,873	$(6,933)	(23.2)
VIP win as a % of turnover	4.88%	2.93%	1.95
Table games win per unit per day	$23,504	$18,871	$4,633	24.6
Mass market:
Average number of table games	214	238	(24)	(10.1)
Table drop	$1,624,967	$1,633,273	$(8,306)	(0.5)
Table games win	$277,960	$305,761	$(27,801)	(9.1)
Table games win %	17.1%	18.7%	(1.6)
Table games win per unit per day	$14,151	$14,139	$12	0.1
Average number of slot machines	936	809	127	15.7
Slot machine handle	$876,965	$855,707	$21,258	2.5
Slot machine win	$29,085	$25,588	$3,497	13.7
Slot machine win per unit per day	$338	$347	$(9)	(2.6)
Note: Our casino operations in Macau were closed for a 1-day period in September 2025 due to Typhoon Ragasa.

	Three Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$123,379	$161,576	$(38,197)	(23.6)
Average number of table games	246	233	13	5.6
Table drop	$592,931	$652,293	$(59,362)	(9.1)
Table games win	$112,132	$150,073	$(37,941)	(25.3)
Table games win %	18.9%	23.0%	(4.1)
Table games win per unit per day	$4,959	$6,994	$(2,035)	(29.1)
Average number of slot machines	1,554	1,573	(19)	(1.2)
Slot machine handle	$1,777,297	$1,818,133	$(40,836)	(2.2)
Slot machine win	$119,090	$123,500	$(4,410)	(3.6)
Slot machine win per unit per day	$833	$854	$(21)	(2.5)
Poker rake	$4,720	$5,148	$(428)	(8.3)
Encore Boston Harbor:
Total casino revenues	$145,198	$156,213	$(11,015)	(7.1)
Average number of table games	165	172	(7)	(4.1)
Table drop	$317,038	$323,981	$(6,943)	(2.1)
Table games win	$59,844	$66,257	$(6,413)	(9.7)
Table games win %	18.9%	20.5%	(1.6)
Table games win per unit per day	$3,931	$4,187	$(256)	(6.1)
Average number of slot machines	2,628	2,727	(99)	(3.6)
Slot machine handle	$1,296,855	$1,397,554	$(100,699)	(7.2)
Slot machine win	$102,396	$110,797	$(8,401)	(7.6)
Slot machine win per unit per day	$423	$442	$(19)	(4.3)
Poker rake	$5,045	$5,410	$(365)	(6.7)

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Three Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$36,048	$37,396	$(1,348)	(3.6)
Occupancy	99.0%	98.2%	0.8
ADR	$213	$221	$(8)	(3.6)
REVPAR	$211	$217	$(6)	(2.8)
Wynn Macau:
Total room revenues (dollars in thousands)	$20,628	$21,149	$(521)	(2.5)
Occupancy	99.1%	98.8%	0.3
ADR	$204	$207	$(3)	(1.4)
REVPAR	$202	$205	$(3)	(1.5)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$181,827	$186,712	$(4,885)	(2.6)
Occupancy	85.5%	85.7%	(0.2)
ADR	$522	$505	$17	3.4
REVPAR	$447	$433	$14	3.2
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$22,996	$25,227	$(2,231)	(8.8)
Occupancy	91.9%	95.5%	(3.6)
ADR	$430	$431	$(1)	(0.2)
REVPAR	$395	$412	$(17)	(4.1)

Room revenues decreased $9.0 million for the three months ended September 30, 2026, primarily due to fewer rooms available at our Las Vegas Operations due to room remodels.

Food and beverage revenues decreased $4.3 million for the three months ended September 30, 2026, largely as a result of the closure of certain food and beverage outlets at Encore Boston Harbor due to an ongoing labor dispute.

Entertainment, retail and other revenues decreased $7.1 million for the three months ended September 30, 2026, due mainly to lower entertainment venue sales at our Las Vegas Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$674,247	$705,421	$(31,174)	(4.4)
Rooms	83,425	86,385	(2,960)	(3.4)
Food and beverage	226,298	231,100	(4,802)	(2.1)
Entertainment, retail and other	49,968	54,541	(4,573)	(8.4)
General and administrative	276,413	275,035	1,378	0.5
Provision for credit losses	9,023	4,505	4,518	NM
Pre-opening	2,644	7,289	(4,645)	(63.7)
Depreciation and amortization	166,782	152,828	13,954	9.1
Property charges and other	22,031	6,154	15,877	NM
Total operating expenses	$1,510,831	$1,523,258	$(12,427)	(0.8)
NM - Not meaningful.

The decrease in total operating expenses was primarily due to the decrease in casino expenses at our Macau Operations, largely driven by a decrease in gaming tax expense commensurate with lower casino revenues, partially offset by an increase in property charges and depreciation and amortization.

Casino expense decreased $14.1 million and $9.7 million at Wynn Palace and Wynn Macau, respectively, primarily due to lower gaming tax expense.

Food and beverage expense decreased $3.7 million at Encore Boston Harbor largely due to the closure of certain food and beverage outlets due to an ongoing labor dispute.

Entertainment, retail and other expense decreased $4.6 million, primarily due to lower entertainment production costs at our Las Vegas Operations.

Pre-opening expense decreased $4.6 million, primarily due to lower costs associated with Wynn Al Marjan Island for the three months ended September 30, 2026.

Depreciation and amortization expense increased $11.2 million at our Las Vegas Operations resulting from enhancements to our property and maintenance capital expenditures.

Property charges and other expenses for the three months ended September 30, 2026 consisted primarily of asset abandonments and disposals of $15.5 million at our Macau Operations and contract termination costs of $3.3 million at our Las Vegas Operations. Property charges and other expenses for the three months ended September 30, 2025 consisted primarily of asset abandonments and disposals of $4.6 million at our Macau Operations.

Other non-operating income and expenses

Interest expense, net of amounts capitalized, decreased $5.8 million. We capitalized interest of $21.9 million and $11.6 million in the three months ended September 30, 2026 and 2025, respectively. Interest expense, exclusive of capitalized interest, increased $4.4 million, primarily due to an increase in the weighted average interest rate from 6.08% for the three months ended September 30, 2025 to 6.23% for the three months ended September 30, 2026.

We recorded interest income of $12.6 million and $16.6 million in the three months ended September 30, 2026 and 2025, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement loss of $1.9 million and a gain of $33.9 million for the three months ended September 30, 2026 and 2025, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a gain of $10.5 million for the three months ended September 30, 2026, from change in derivatives fair value, which primarily includes a gain of $17.5 million related to foreign currency swaps and a loss of $7.9 million related to an interest rate equity contribution agreement with Wynn Al Marjan Island FZ-LLC, a subsidiary of Island 3. We recorded a loss of $13.2 million for the three months ended September 30, 2025, from change in derivatives fair value, which primarily includes a loss of $18.5 million related to the conversion feature on the WML Convertible Bonds and a gain of $6.1 million related to foreign currency swaps. For more information on the Company's derivative instruments, refer to Item 1—"Notes to Condensed Consolidated Financial Statements," Note 7, "Derivative Instruments" and Note 15, "Commitments and Contingencies."

We recorded a $5.4 million loss on debt financing transactions for the three months ended September 30, 2026 related to the redemption of the WLV 5 1/4% Senior Notes due 2027 ("2027 WLV Senior Notes"). We recorded a $0.6 million loss on debt financing transactions for the three months ended September 30, 2025, primarily related to the redemption of the WML 5 1/2% Senior Notes due 2026 ("2026 WML Senior Notes").

Income taxes

We recorded income tax expense of $5.6 million and $61.1 million for the three months ended September 30, 2026 and 2025, respectively, primarily related to our U.S.-based operating profits.

Net income attributable to noncontrolling interests

We recognized net income attributable to noncontrolling interests of $19.4 million and $40.1 million for the three months ended September 30, 2026 and 2025, respectively, primarily related to the noncontrolling interests' share of net income from WML.

Financial results for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Operating revenues

The following table presents our operating revenues (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating revenues
Macau Operations:
Wynn Palace	$1,896,508	$1,711,042	$185,466	10.8
Wynn Macau	1,016,366	1,039,286	(22,920)	(2.2)
Total Macau Operations	2,912,874	2,750,328	162,546	5.9
Las Vegas Operations	1,880,231	1,884,930	(4,699)	(0.2)
Encore Boston Harbor	609,643	636,683	(27,040)	(4.2)
	$5,402,748	$5,271,941	$130,807	2.5

The following table presents our casino and non-casino operating revenues (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating revenues
Casino revenues	$3,402,992	$3,266,981	$136,011	4.2
Non-casino revenues:
Rooms	842,183	836,058	6,125	0.7
Food and beverage	781,020	772,926	8,094	1.0
Entertainment, retail and other	376,553	395,976	(19,423)	(4.9)
Total non-casino revenues	1,999,756	2,004,960	(5,204)	(0.3)
	$5,402,748	$5,271,941	$130,807	2.5

Casino revenues for the nine months ended September 30, 2026 were 63.0% of operating revenues, compared to 62.0% for the same period of 2025. Non-casino revenues for the nine months ended September 30, 2026 were 37.0% of operating revenues, compared to 38.0% for the same period of 2025.

Casino revenues

Casino revenues in the nine months ended September 30, 2026 increased primarily due to higher mass market table games win at Wynn Palace.

The table below sets forth our casino revenues and associated key operating measures (dollars in thousands, except for win per unit per day):

	Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total casino revenues	$1,625,081	$1,435,245	$189,836	13.2
VIP:
Average number of table games	48	53	(5)	(9.4)
VIP turnover	$9,878,634	$11,337,407	$(1,458,773)	(12.9)
VIP table games win	$323,431	$373,481	$(50,050)	(13.4)
VIP win as a % of turnover	3.27%	3.29%	(0.02)
Table games win per unit per day	$24,500	$25,888	$(1,388)	(5.4)
Mass market:
Average number of table games	283	248	35	14.1
Table drop	$5,662,690	$5,606,241	$56,449	1.0
Table games win	$1,549,856	$1,299,679	$250,177	19.2
Table games win %	27.4%	23.2%	4.2
Table games win per unit per day	$20,094	$19,282	$812	4.2
Average number of slot machines	719	643	76	11.8
Slot machine handle	$2,532,354	$2,202,840	$329,514	15.0
Slot machine win	$106,049	$92,320	$13,729	14.9
Slot machine win per unit per day	$540	$528	$12	2.3
Wynn Macau:
Total casino revenues	$863,544	$883,419	$(19,875)	(2.2)
VIP:
Average number of table games	11	23	(12)	(52.2)
VIP turnover	$1,484,342	$3,438,127	$(1,953,785)	(56.8)
VIP table games win	$36,261	$79,025	$(42,764)	(54.1)
VIP win as a % of turnover	2.44%	2.30%	0.14
Table games win per unit per day	$11,991	$12,862	$(871)	(6.8)
Mass market:
Average number of table games	215	230	(15)	(6.5)
Table drop	$5,280,410	$4,793,914	$486,496	10.1
Table games win	$866,285	$875,146	$(8,861)	(1.0)
Table games win %	16.4%	18.3%	(1.9)
Table games win per unit per day	$14,733	$13,993	$740	5.3
Average number of slot machines	923	763	160	21.0
Slot machine handle	$3,306,751	$2,718,205	$588,546	21.7
Slot machine win	$100,222	$75,148	$25,074	33.4
Slot machine win per unit per day	$398	$362	$36	9.9
Note: Our casino operations in Macau were closed for a 1-day period in September 2025 due to Typhoon Ragasa.

	Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$459,674	$471,071	$(11,397)	(2.4)
Average number of table games	243	234	9	3.8
Table drop	$1,916,475	$1,854,052	$62,423	3.4
Table games win	$437,197	$427,109	$10,088	2.4
Table games win %	22.8%	23.0%	(0.2)
Table games win per unit per day	$6,586	$6,691	$(105)	(1.6)
Average number of slot machines	1,562	1,575	(13)	(0.8)
Slot machine handle	$5,405,901	$5,356,473	$49,428	0.9
Slot machine win	$356,433	$370,350	$(13,917)	(3.8)
Slot machine win per unit per day	$836	$861	$(25)	(2.9)
Poker rake	$16,231	$17,583	$(1,352)	(7.7)
Encore Boston Harbor:
Total casino revenues	$454,693	$477,246	$(22,553)	(4.7)
Average number of table games	170	172	(2)	(1.2)
Table drop	$989,695	$1,002,226	$(12,531)	(1.3)
Table games win	$188,180	$208,155	$(19,975)	(9.6)
Table games win %	19.0%	20.8%	(1.8)
Table games win per unit per day	$4,060	$4,433	$(373)	(8.4)
Average number of slot machines	2,660	2,721	(61)	(2.2)
Slot machine handle	$4,033,495	$4,120,102	$(86,607)	(2.1)
Slot machine win	$322,420	$327,752	$(5,332)	(1.6)
Slot machine win per unit per day	$444	$441	$3	0.7
Poker rake	$15,950	$16,482	$(532)	(3.2)

Non-casino revenues

The table below sets forth our room revenues and associated key operating measures:

	Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Palace:
Total room revenues (dollars in thousands)	$109,870	$112,492	$(2,622)	(2.3)
Occupancy	99.0%	98.4%	0.6
ADR	$220	$225	$(5)	(2.2)
REVPAR	$218	$222	$(4)	(1.8)
Wynn Macau:
Total room revenues (dollars in thousands)	$62,855	$66,188	$(3,333)	(5.0)
Occupancy	99.4%	99.1%	0.3
ADR	$212	$219	$(7)	(3.2)
REVPAR	$210	$217	$(7)	(3.2)
Las Vegas Operations:
Total room revenues (dollars in thousands)	$602,520	$590,561	$11,959	2.0
Occupancy	86.0%	87.4%	(1.4)
ADR	$564	$527	$37	7.0
REVPAR	$485	$461	$24	5.2
Encore Boston Harbor:
Total room revenues (dollars in thousands)	$66,938	$66,817	$121	0.2
Occupancy	90.1%	92.2%	(2.1)
ADR	$414	$399	$15	3.8
REVPAR	$373	$368	$5	1.4

Room revenues increased $6.1 million primarily due to higher ADR at our Las Vegas Operations, partially offset by lower ADR at our Macau Operations.

Food and beverage revenues increased $11.5 million at our Las Vegas Operations, primarily due to incremental revenue from new outlets, partially offset by a decrease of $3.8 million at Encore Boston Harbor due to the closure of certain food and beverage outlets due to an ongoing labor dispute.

Entertainment, retail and other revenues decreased $19.4 million, primarily as a result of lower entertainment venue sales at our Las Vegas Operations.

Operating expenses

The table below presents operating expenses (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change
Operating expenses:
Casino	$2,128,301	$1,983,362	$144,939	7.3
Rooms	261,785	256,524	5,261	2.1
Food and beverage	691,762	656,167	35,595	5.4
Entertainment, retail and other	161,071	174,768	(13,697)	(7.8)
General and administrative	821,732	831,539	(9,807)	(1.2)
Provision for credit losses	20,010	9,254	10,756	NM
Pre-opening	23,621	23,862	(241)	(1.0)
Depreciation and amortization	492,730	461,156	31,574	6.8
Property charges and other	43,322	31,631	11,691	37.0
Total operating expenses	$4,644,334	$4,428,263	$216,071	4.9
NM - Not meaningful.

The increase in total operating expenses was primarily due to an increase in casino expense at Wynn Palace, increases in food and beverage expense at our Las Vegas Operations and our Macau Operations, and an increase in depreciation and amortization expense across all of our properties.

Casino expense increased $128.8 million at Wynn Palace, primarily due to higher gaming tax expense.

Food and beverage expense increased $23.3 million at our Las Vegas Operations, primarily due to costs associated with new food and beverage offerings, and $15.5 million at our Macau Operations largely due to higher cost of sales and higher payroll and related costs.

Entertainment, retail and other expense decreased $10.1 million at our Las Vegas Operations due to a reduction in entertainment venue offerings.

Provision for credit losses increased $8.8 million and $2.9 million at our Macau Operations and Las Vegas Operations, respectively.

Depreciation and amortization expense increased $31.6 million, which includes increases across all of our properties, resulting from enhancements to our properties and maintenance capital expenditures.

Property charges and other expenses for the nine months ended September 30, 2026 consisted primarily of $20.7 million and $9.9 million of asset abandonments and disposals at our Macau Operations and our Las Vegas Operations, respectively, and $4.8 million and $3.6 million of contract terminations and other expenses at our Las Vegas Operations and our Macau Operations, respectively. Property charges and other expenses for the nine months ended September 30, 2025 consisted primarily of $6.6 million and $5.8 million of contract terminations and other expenses at our Las Vegas Operations and Encore Boston Harbor, respectively; and $11.7 million, $3.7 million and $2.8 million of asset abandonments and disposals at our Macau Operations, our Las Vegas Operations and Corporate and other, respectively.

Other non-operating income and expenses

Interest expense, net of amounts capitalized, decreased $13.5 million. We capitalized interest of $56.7 million and $32.8 million in the nine months ended September 30, 2026 and 2025, respectively. Interest expense, exclusive of capitalized interest, increased $10.5 million, primarily due to an increase in the weighted average interest rate from 6.08% for the nine months ended September 30, 2025 to 6.20% for the nine months ended September 30, 2026.

We recorded interest income of $38.5 million and $51.8 million in the nine months ended September 30, 2026 and 2025, respectively, primarily related to interest earned on cash and cash equivalents held at financial institutions.

We incurred a foreign currency remeasurement loss of $34.1 million and $10.7 million for the nine months ended September 30, 2026 and 2025, respectively. The impact of the exchange rate fluctuation of the Macau pataca, in relation to the U.S. dollar, on the remeasurements of U.S. dollar denominated debt and other obligations from our Macau-related entities primarily drove the variability between periods.

We recorded a gain of $100.6 million for the nine months ended September 30, 2026, from change in derivatives fair value, which primarily includes a gain of $75.1 million related to foreign currency swaps, a gain of $31.7 million related to the conversion feature on the WML Convertible Bonds, and a loss of $7.9 million related to an interest rate equity contribution agreement with Wynn Al Marjan Island FZ-LLC, a subsidiary of Island 3. We recorded a loss of $43.8 million from changes in derivatives fair value for the nine months ended September 30, 2025, which primarily includes a loss of $28.5 million related to the conversion feature on the WML Convertible Bonds and a loss of $8.4 million related to foreign currency swaps. For more information on the Company's derivative instruments, refer to Item 1—"Notes to Condensed Consolidated Financial Statements," Note 7, "Derivative Instruments" and Note 15, "Commitments and Contingencies."

We recorded a $5.4 million loss on debt financing transactions for the nine months ended September 30, 2026 related to the redemption of the 2027 WLV Senior Notes. We recorded a $1.7 million loss on debt financing transactions for the nine months ended September 30, 2025 related to the amendment of the WRF credit facility and the redemption of the 2026 WML Senior Notes.

Income taxes

We recorded income tax expense of $31.9 million and $82.7 million for the nine months ended September 30, 2026 and 2025, respectively, primarily related to our U.S.-based operating profits.

Net income attributable to noncontrolling interests

We recognized net income attributable to noncontrolling interests of $92.0 million and $59.5 million for the nine months ended September 30, 2026 and 2025, respectively, primarily related to the noncontrolling interests' share of net income from WML.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Percent Change	2026	2025	Increase/ (Decrease)	Percent Change
Wynn Palace	$165,762	$200,282	$(34,520)	(17.2)	$571,072	$519,373	$51,699	10.0
Wynn Macau	89,514	107,998	(18,484)	(17.1)	260,641	294,707	(34,066)	(11.6)
Las Vegas Operations	158,818	203,413	(44,595)	(21.9)	606,504	661,586	(55,082)	(8.3)
Encore Boston Harbor	50,136	58,394	(8,258)	(14.1)	156,739	179,707	(22,968)	(12.8)

Adjusted Property EBITDAR at Wynn Palace and Wynn Macau decreased $34.5 million and $18.5 million, respectively for the three months ended September 30, 2026. Adjusted Property EBITDAR at Wynn Palace increased $51.7 million and decreased $34.1 million at Wynn Macau for the nine months ended September 30, 2026. The fluctuations in Adjusted Property EBITDAR at our Macau Operations for each of the comparative periods presented are driven largely by changes in casino revenues, partially offset by casino expenses.

Adjusted Property EBITDAR at our Las Vegas Operations decreased $44.6 million for the three months ended September 30, 2026, primarily due to a decrease in casino revenues and room revenues of $38.2 million and $4.9 million, respectively. Adjusted Property EBITDAR at our Las Vegas Operations decreased $55.1 million for the nine months ended September 30, 2026, largely due to an increase in operating expenses.

Adjusted Property EBITDAR at Encore Boston Harbor decreased $8.3 million and $23.0 million for the three and nine months ended September 30, 2026, respectively, primarily due to decreases in casino revenues of $11.0 million and $22.6 million, respectively, partially offset by decreases in casino expenses. Adjusted Property EBITDAR at Encore Boston Harbor for the three and nine months ended September 30, 2026 was negatively impacted by an ongoing labor dispute.

Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Our cash flows were as follows (in thousands):

	Nine Months Ended September 30,
Cash Flows - Summary	2026	2025
Cash flows from operating activities	$742,202	$874,637

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(533,687)	(489,185)
Investments in unconsolidated affiliates	(257,793)	(236,117)
Purchase of investments	(93,522)	(475,000)
Proceeds from maturity of investments	574,227	—
Purchase of intangible and other assets	—	(536)
Proceeds from sale of assets and other	9,312	1,107
Net cash used in investing activities	(301,463)	(1,199,731)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,095,500	1,752,812
Repayments of long-term debt	(884,705)	(1,763,125)
Repurchase of common stock	(223,644)	(379,661)
Proceeds from exercise of stock options	883	457
Distribution to noncontrolling interests	(23,752)	(18,138)
Dividends paid	(163,360)	(148,861)
Finance lease payments	(21,055)	(19,210)
Payments for financing costs	(12,547)	(26,446)
Other	(25,809)	(9,142)
Net cash used in financing activities	(258,489)	(611,314)

Effect of exchange rate on cash, cash equivalents and restricted cash	(4,788)	(2,487)
Increase (decrease) in cash, cash equivalents and restricted cash	$177,462	$(938,895)

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

During the nine months ended September 30, 2026, the decrease in cash flows from operating activities was primarily driven by changes in working capital.

Investing Activities

Our investing activities primarily consist of project capital expenditures and maintenance capital expenditures associated with maintaining and continually refining our world-class integrated resort properties.

During the nine months ended September 30, 2026, we incurred capital expenditures of $314.1 million at our Las Vegas Operations, $124.7 million at Wynn Palace, $70.1 million at Wynn Macau, and $16.1 million at Encore Boston Harbor, primarily related to enhancements at our properties and maintenance capital expenditures, and $8.6 million at Corporate and other. In addition, during the nine months ended September 30, 2026, we invested $257.8 million, including $210.4 million of cash contributions, in the Al Marjan Joint Venture, purchased $93.5 million of U.S. treasuries and received proceeds of $574.2 million upon the maturity of investments.

During the nine months ended September 30, 2025, we incurred capital expenditures of $188.8 million at our Las Vegas Operations, $132.4 million at Wynn Palace, $48.8 million at Wynn Macau, and $17.9 million at Encore Boston Harbor, primarily related to enhancements at our properties and maintenance capital expenditures, and $101.3 million at Corporate and other primarily related to future development projects. In addition, during the nine months ended September 30, 2025, we invested $236.1 million, including $203.3 million of cash contributions, in the Al Marjan Joint Venture and purchased $475.0 million in investments, comprised of fixed deposits maturing in less than one year.

Financing Activities

The below table presents proceeds from the issuance, repayments, and repurchases of the specified debt instruments during the nine months ended September 30, 2026 (in thousands):

	Proceeds from issuance	Repayments and repurchases
WLV 5 1/4% Senior Notes, due 2027	$—	$880,000
WRF Credit Facilities:
WRF Revolver, due 2030	200,000	—
WRF Term Loan, due 2030	—	4,705
WRF 6 7/8% Senior Notes, due 2035	895,500	—
Total	$1,095,500	$884,705

In addition, during the nine months ended September 30, 2026, we repurchased 2,216,407 shares of our common stock for an aggregate cost of $223.6 million, including 1,897,240 shares of our common stock repurchased pursuant to our publicly announced equity repurchase program for an aggregate cost of $186.9 million. We also made dividend payments of $163.4 million, finance lease payments of $21.1 million, paid $12.5 million for financing costs related to the financing activities discussed above, and used cash of $23.8 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

The below table presents proceeds from the issuance, repayments, and repurchases of the specified debt instruments during the nine months ended September 30, 2025 (in thousands):

	Proceeds from issuance	Repayments and repurchases
WML 6 3/4% Senior Notes, due 2034	$1,000,000	$—
WML 5 1/2% Senior Notes, due 2026	—	1,000,000
WRF Credit Facilities:
WRF Term Loan, due 2027	—	763,125
WRF Term Loan, due 2030	752,812	—
Total	$1,752,812	$1,763,125

In addition, during the nine months ended September 30, 2025, we repurchased 4,570,526 shares of our common stock for an aggregate cost of $379.7 million, including 4,365,212 shares of our common stock repurchased pursuant to our publicly announced equity repurchase program for an aggregate cost of $358.2 million. We also made dividend payments of $148.9 million, finance lease payments of $19.2 million, paid $26.4 million for financing costs related to the financing activities above, and used cash of $18.1 million for distributions to noncontrolling interest holders of the Retail Joint Venture.

Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, investments and available revolver borrowing capacity, presented by significant financing entity as of September 30, 2026 (in thousands):

	Total Cash and Cash Equivalents	Investments(1)	Revolver Borrowing Capacity
Wynn Macau, Limited and subsidiaries	$1,150,396	$150,202	$1,345,897
Wynn Resorts Finance, LLC(2)	371,455	—	1,034,659
Wynn Resorts, Limited and other	120,305	—	—
Total	$1,642,156	$150,202	$2,380,556
(1)    Investments consist of U.S. treasuries maturing in less than one year and exclude long-term investments of $55.8 million.
(2)    Excluding Wynn Macau, Limited and subsidiaries.

Wynn Macau, Limited and subsidiaries. WML generates cash from our Macau Operations and may utilize proceeds from the WM Cayman II Revolver as needed. We expect to use this cash to service our WML Senior Notes, WM Cayman II Revolver, and WML Convertible Bonds, to pay dividends to shareholders of WML (of which we own approximately 71%), and to fund working capital and capital expenditure requirements at WML and our Macau Operations.

We are constructing the Enclave at Wynn Palace, a 432-key, all-suite hotel tower to be developed adjacent to Wynn Palace’s east entrance. The estimated project budget for the Enclave at Wynn Palace is between $900 million and $950 million, inclusive of capitalized interest. Construction began in the second half of 2026 and is expected to span 2.5 years. Total project capital expenditures for the Enclave at Wynn Palace and other enhancements at our Macau Operations are expected to be between $350 million and $400 million during 2026 and between $750 million and $800 million during 2027. Maintenance capital expenditures at our Macau Operations are expected to be between $70 million and $80 million during 2026.

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

On June 16, 2026, WML paid a cash dividend of HK$0.223 per share on its common stock for a total U.S. dollar equivalent of approximately $149.8 million with respect to the year ended December 31, 2025. Our share of this dividend was $106.7 million.

On September 24, 2026, WML paid a cash dividend of HK$0.223 per share on its common stock for a total U.S. dollar equivalent of approximately $150.7 million with respect to the six months ended June 30, 2026. Our share of this dividend was $106.6 million.

If our portion of cash available for repatriation was repatriated on September 30, 2026, it would be subject to minimal U.S. taxes.

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

In September 2026, WRF issued $900.0 million aggregate principal amount of 6 7/8% Senior Notes due 2035 (the "2035 WRF Senior Notes") in a private offering. WRF used the net proceeds from the issuance of the 2035 WRF Senior Notes, along with cash on hand, to: i) redeem in full the outstanding principal amount of the Wynn Las Vegas 5 1/4% Senior Notes due 2027 (the "2027 WLV Senior Notes") in accordance with the terms and conditions of the 2027 WLV Senior Notes' indenture; and ii) pay fees and expenses related to the issuance of the 2035 WRF Senior Notes and the redemption of the 2027 WLV Senior Notes. Included in the $900.0 million redemption was $20.0 million aggregate principal amount of 2027 WLV Senior Notes held by Wynn Resorts.

As a result of the financing transactions described in our discussion of capital resources above, our long-term debt obligations decreased by $880.0 million in 2027 and increased by $900.0 million in 2035. Our annual fixed payments are expected to decrease $12.2 million in 2026, and increase $39.3 million in 2027, $61.9 million in each of 2028, 2029, and 2030, and $278.4 million thereafter.

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

During the third quarter of 2026, the Company contributed $62.2 million of cash into Wynn Al Marjan Island and Janu Al Marjan Island, a hotel and residential development to be operated by Aman Group, bringing our life-to-date cash contributions to $1.12 billion. We estimate our remaining 40% pro-rata share of the required equity for the development projects is between $465 million and $590 million, inclusive of capitalized interest and fees. Wynn Al Marjan Island is currently expected to open in September 2027 and Janu Al Marjan Island is expected to open in 2029.

The Company paid a cash dividend of $0.25 per share on its common stock during each of the three month periods ended March 31, 2026, June 30, 2026 and September 30, 2026 and recorded $26.1 million, $25.8 million and $25.7 million, respectively, against accumulated deficit.

On November 5, 2026, the Company announced that its Board of Directors declared a cash dividend of $0.25 per share, payable on November 30, 2026 to stockholders of record as of November 16, 2026.

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

In November 2024, the Company's Board of Directors authorized the Company to repurchase a total of up to $1.0 billion of the Company's outstanding shares of common stock, increasing the previously available repurchase authorization by approximately $766 million. The equity repurchase program authorizes discretionary repurchases by the Company from time to time through open market purchases, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases, or block trades, subject to market conditions, applicable legal requirements and other factors. The repurchase authorization has no expiration date, and the equity repurchase program may be suspended, discontinued or accelerated at any time. As of September 30, 2026, we had $268.0 million in repurchase authority remaining under the program.

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

Contractual Commitments

In July 2026, Palo Real Estate Company Limited ("Palo") and Wynn Macau SA, each an indirect subsidiary of the Company, accepted the terms and conditions of an amended and restated land concession contract from the Macau government (the "Amended Land Concession Contract"). The Amended Land Concession Contract permits Palo and Wynn Macau SA to expand Wynn Palace to develop a new five-star hotel, a theater and an event and entertainment center on the Cotai Land (the "Expanded Resort"). The Macau government has allocated Palo a maximum of 60 months from the date of publication of the Amended Land Concession Contract to complete development of the Expanded Resort on the Cotai Land. Upon acceptance of the conditions of the Amended Land Concession Contract, Palo paid an additional land premium of MOP652.3 million (approximately $80.8 million) as a one-time lump sum payment. Palo is also required to pay an additional annual rent to the Macau government.

In October 2026, Wynn Macau SA and Macau Project Management (No. 2) Limited, a limited liability company established by the Macau government, entered into a subscription agreement (the "Subscription Agreement"), pursuant to which Wynn Macau SA agreed to commit capital investments of up to MOP1.37 billion (approximately $168.9 million) to the Macau SAR Government Guidance Fund No. 2, Limited Partnership Fund (the "Fund"), which was established by the Macau government to support Macau's economic diversification. The amounts to be contributed to the Fund, pursuant to the Subscription Agreement and the limited partnership agreement, will constitute non-gaming investment and be applied towards Wynn Macau SA's committed investment obligations under Wynn Macau SA's gaming concession contract.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies for the nine months ended September 30, 2026.

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

As of September 30, 2026, approximately 81% of our long-term debt was based on fixed rates. Based on our outstanding borrowings as of September 30, 2026 and after giving effect to the interest rate swap on the Retail Term Loan, an assumed 100 basis point change in the variable rates would cause our annual interest expense to change by $20.9 million.

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

The Company is a party to foreign currency swap agreements with the objective of managing foreign currency exchange rate risk associated with the outstanding U.S. dollar denominated WML Senior Notes. The foreign currency swaps exchange predetermined amounts of Hong Kong dollars for U.S. dollars at a contractual spot rate, and as of September 30, 2026, have an aggregate notional amount of $4.10 billion, and have maturities between October 2027 and August 2030. For additional information, refer to Note 7, "Derivative Instruments" of Part I in this Quarterly Report on Form 10-Q.

Based on our balances as of September 30, 2026 and after giving effect to our foreign currency swaps, an assumed 1% change in the U.S. dollar/Hong Kong dollar exchange rate would cause a foreign currency gain/loss of $0.9 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to those risk factors during the nine months ended September 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases made by the Company during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2026 to July 31, 2026	434,694	$97.19	433,240	$284,009
August 1, 2026 to August 31, 2026	5,095	$99.92	—	$284,009
September 1, 2026 to September 30, 2026	202,329	$82.55	194,235	$268,006
(1)    Shares purchased in July 2026, August 2026, and September 2026 include 1,454, 5,095 and 8,094 shares, respectively, purchased in satisfaction of employee tax withholding obligations on vested restricted stock granted under our stock incentive plans. Refer to Note 13, "Stock-Based Compensation" in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional details on our stock incentive plans.
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

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

None of the Company's directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the three months ended September 30, 2026.

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
4.1
Indenture, dated September 22, 2026, by and among Wynn Resorts Finance, LLC, and Wynn Resorts Capital Corp., as joint and several obligors and the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 22, 2026.)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a–14(a) and Rule 15d–14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a–14(a) and Rule 15d–14(a).
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
The following material from Wynn Resorts, Limited's Quarterly Report on Form 10-Q, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; (iv) the Condensed Consolidated Statements of Stockholders' Deficit for the three and nine months ended September 30, 2026 and 2025; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - The cover page XBRL tags are embedded within the Inline XBRL document.

*     Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated:	November 5, 2026	By:	/s/ Craig J. Fullalove
Craig J. Fullalove
Chief Financial Officer
(Principal Financial and Accounting Officer)